Form 10-Q
period 2015-06-30
Alarm.com Holdings, Inc.
filed 2015-08-14
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-37461

ALARM.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4247032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8150 Leesburg Pike, Vienna, VA	22182
(Address of principal executive offices)	(zip code)

Tel: (877) 389-4033
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer ☒	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes [X]  No
As of July 31, 2015, there were 45,567,123 outstanding shares of the registrant's common stock, par value of $0.01 per share.

ALARM.COM®

ALARM.COM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
SaaS and license revenue	$34,134	$26,975	$66,089	$52,179
Hardware and other revenue	17,815	15,103	31,871	26,750
Total revenue	51,949	42,078	97,960	78,929
Cost of revenue: (1)
Cost of SaaS and license revenue	6,297	5,669	12,330	10,677
Cost of hardware and other revenue	14,190	12,354	24,966	21,347
Total cost of revenue	20,487	18,023	37,296	32,024
Operating expenses:
Sales and marketing	8,064	6,670	15,980	11,766
General and administrative	8,514	7,209	15,584	12,429
Research and development	9,079	5,764	16,831	10,374
Amortization and depreciation	1,528	850	2,866	1,656
Total operating expenses	27,185	20,493	51,261	36,225
Operating income	4,277	3,562	9,403	10,680
Interest expense	(42)	(55)	(84)	(113)
Other (expense) / income, net	(62)	—	(55)	10
Income before income taxes	4,173	3,507	9,264	10,577
Provision for income taxes	1,664	1,431	3,714	4,228
Net income	2,509	2,076	5,550	6,349
Dividends paid to participating securities	(18,987)	—	(18,987)	—
Income allocated to participating securities	—	(1,988)	—	(6,104)
Net (loss) / income attributable to common stockholders	$(16,478)	$88	$(13,437)	$245

Per share information attributable to common stockholders:
Net (loss) / income per share:
Basic	$(6.09)	$0.04	$(5.03)	$0.12
Diluted	$(6.09)	$0.02	$(5.03)	$0.07
Weighted average common shares outstanding:
Basic	2,706,369	2,328,820	2,671,783	2,100,364
Diluted	2,706,369	3,718,440	2,671,783	3,569,283
Cash dividends declared per share	$0.36	$—	$0.36	$—
_______________

(1)	Exclusive of amortization and depreciation shown below.
See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,509	$2,076	$5,550	$6,349
Other comprehensive income, net of tax:
Change in unrealized gains on marketable securities	—	(1)	—	31
Comprehensive income	$2,509	$2,075	$5,550	$6,380
See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$20,883	$42,572
Accounts receivable, net	23,568	17,259
Inventory	8,344	6,852
Deferred tax assets	4,062	3,242
Other current assets	3,371	1,919
Total current assets	60,228	71,844
Property and equipment, net	8,409	8,130
Intangible assets, net	7,441	5,092
Goodwill	24,723	21,374
Deferred tax assets	6,426	5,121
Other assets	11,995	9,371
Total Assets	$119,222	$120,932
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$24,254	$15,233
Accrued compensation	5,596	5,816
Deferred revenue	1,808	1,699
Total current liabilities	31,658	22,748
Deferred revenue	9,451	9,202
Long-term debt	6,700	6,700
Other liabilities	3,252	1,670
Total Liabilities	51,061	40,320
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock
Series B redeemable convertible preferred stock, $0.001 par value, 1,809,685 shares authorized, 1,809,685 shares issued and outstanding as of June 30, 2015 and December 31, 2014, liquidation preference of $191,132 as of June 30, 2015 and December 31, 2014.	136,523	136,523
Series B-1 redeemable convertible preferred stock, $0.001 par value, 1,669,680 shares authorized, 82,934 shares issued and outstanding as of June 30, 2015 and December 31, 2014, liquidation preference of $8,759 as of June 30, 2015 and December 31, 2014.	6,265	6,265
Series A redeemable convertible preferred stock, $0.001 par value, 3,511,725 shares authorized, 1,998,257 shares issued and outstanding as of June 30, 2015 and December 31, 2014, liquidation preference of $25,283 and $24,309 as of June 30, 2015 and December 31, 2014.	59,668	59,668
Stockholders’ deficit
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,950,534 and 2,823,816 shares issued as of June 30, 2015 and December 31, 2014 and 2,794,525 and 2,614,444 shares outstanding as of June 30, 2015 and December 31, 2014.	28	26
Additional paid-in capital	—	7,168
Treasury stock (35,523 shares at cost of $1.20 per share)	(42)	(42)
Accumulated other comprehensive income	—	—
Accumulated deficit	(134,281)	(128,996)
Total Stockholders’ Deficit	(134,295)	(121,844)
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit	$119,222	$120,932

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2015	2014
Net income	$5,550	$6,349
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	389	482
Reserve for product returns	763	995
Amortization on patents	124	101
Amortization and depreciation	2,866	1,656
Amortization of debt issuance costs	54	16
Deferred income taxes	(2,125)	(642)
Gain in change in fair value of contingent liability	70	—
Undistributed losses from equity investees	188	238
Stock-based compensation	1,389	1,619
Other, net	(76)	(137)
Changes in operating assets and liabilities (net of business acquisition):
Accounts receivable	(7,447)	(4,976)
Inventory	(1,416)	(3,460)
Other assets	(1,171)	(1,551)
Accounts payable, accrued expenses and other current liabilities	7,367	5,386
Deferred revenue	351	629
Other liabilities	840	(90)
Cash flows from operating activities	7,716	6,615
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(5,632)	—
Additions to property and equipment	(2,012)	(2,294)
Investment in cost method investee	(54)	—
Issuances of notes receivable	(219)	(234)
Purchases of licenses to patents	(1,000)	—
Cash flows used in investing activities	(8,917)	(2,528)
Cash flows (used in) / from financing activities
Proceeds from issuance of debt, net of debt issuance costs	—	6,376
Repayments of term loan	—	(7,500)
Dividends paid to common stockholders	(1,013)	—
Dividends paid to employees for unvested shares	(57)	—
Dividends paid to redeemable convertible preferred stockholders	(18,930)	—
Payments of deferred offering costs	(1,205)	(1,078)
Repurchases of common stock	(1)	(3)
Proceeds from early exercise of stock-based awards	124	1,516
Issuances of common stock from equity based plans	184	484
Tax windfall benefit from stock-based awards	410	748
Cash flows (used in) / from financing activities	(20,488)	543
Net (decrease) / increase in cash and cash equivalents	(21,689)	4,630
Cash and cash equivalents at beginning of the period	42,572	33,583
Cash and cash equivalents at end of the period	$20,883	$38,213
Supplemental disclosure of noncash investing and financing activities:
Cash not yet paid for business acquisitions	$834	$—
Contingent liability from business acquisition	$630	$—
Cash not yet paid for capital expenditures	$112	$—
Deferred offering costs in accounts payable, accrued expenses and other current liabilities	$1,340	$778

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, January 1, 2015	2,614	$26	$7,168	$(42)	$(128,996)	$—	$(121,844)
Common stock issued in connection with equity based plans	190	2	182	—	—	—	184
Vesting of common stock subject to repurchase	65	1	230	—	—	—	231
Stock-based compensation expense	—	—	1,389	—	—	—	1,389
Tax benefit from stock-based awards, net	—	—	241	—	—	—	241
Modification of employee stock-based award and repurchase of common stock	(75)	(1)	(45)	—	—	—	(46)
Dividends paid to common stockholders	—	—	(673)	—	(340)	—	(1,013)
Dividends paid to employees with unvested common stock	—	—	(38)	—	(19)	—	(57)
Dividends paid to redeemable convertible preferred stockholders	—	—	(8,454)	—	(10,476)	—	(18,930)
Net income	—	—	—	—	5,550	—	5,550
Balance, June 30, 2015	2,794	$28	$—	$(42)	$(134,281)	$—	$(134,295)
See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(unaudited)
Note 1. Organization
Alarm.com Holdings, Inc. (referred herein as “Alarm.com”, the “Company”, or “we”) is a cloud-based software platform solution for the connected home. Our multi-tenant software-as-a-service (“SaaS”) platform allows home and business owners to intelligently secure and manage their properties and remotely interact with a broad array of connected devices through a single, intuitive interface. Our solution is delivered through an established network of thousands of authorized and licensed service providers. Our four primary solutions are interactive security, intelligent automation, video monitoring and energy management, which can be used individually or integrated into a single user interface. We derive revenue from the sale of our software-as-a-service over our integrated platform, hardware, activation fees and other revenue. Our fiscal year ends on December 31st.
Initial Public Offering

On July 1, 2015, we closed our initial public offering ("IPO") of 7,000,000 shares of common stock at an offering price of $14.00 per share, resulting in gross proceeds of approximately $98.0 million. Our registration statement on Form S-1 relating to our IPO was declared effective by the Securities and Exchange Commission on June 25, 2015. In addition, on July 8, 2015, we closed the underwriters exercise of their over-allotment option to purchase 525,000 additional shares of our common stock from us, resulting in additional gross proceeds of approximately $7.4 million. We raised a total of $105.4 million in gross proceeds from the IPO, or approximately $93.0 million in net proceeds after deducting underwriting discount and commission of $7.4 million and offering costs of $5.0 million. The accompanying consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to June 30, 2015. Upon completion of the IPO in the third quarter of 2015, (i) all outstanding shares of convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock and (ii) we issued 7,525,000 shares of common stock resulting in net proceeds of $93.0 million after deducting the underwriters discount and offering costs.

Dividend

On June 12, 2015, our board of directors declared a cash dividend on our common and preferred stock in the amount of (1) $0.36368 per share of common stock and Series A preferred stock and (2) $0.72736 per share of Series B preferred stock and Series B-1 preferred stock or $20.0 million in the aggregate. The dividends were paid on June 26, 2015 to our stockholders of record as of June 12, 2015.
Note 2. Basis of Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts and our results of operations and our majority owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2014 appearing in our final prospectus filed with the SEC on June 26, 2015, pursuant to Rule 424(b) under the Securities Act of 1933, as amended. The condensed balance sheet data as of December 31, 2014 was derived from our audited financial statements, but does not include all disclosures required by GAAP.
In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2015.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Estimates are used when accounting for revenue recognition, allowances for doubtful accounts receivable, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, stock-based compensation, income taxes, legal reserves, contingent consideration and goodwill and intangible assets.
Recent Accounting Pronouncements
Adopted
On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The guidance narrowed the definition of discontinued operations for disposal of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The guidance also expands the scope to include equity method investments and businesses, that upon initial acquisition, qualify as held for sale. The expanded disclosure requirements include statement of financial position and statement of cash flows disclosures for all comparative periods. The ASU is effective prospectively for all disposals (or classifications as held for sale) in periods beginning on or after December 15, 2014 with early adoption permitted. We adopted this pronouncement in the first quarter of 2015 and it did not have a material impact on our financial statements.
Not yet adopted
On July 22, 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The guidance does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost provided that it is not above the ceiling (net realizable value) or below the floor (net realizable value less an approximately normal profit margin) which is unnecessarily complex. The amendment does not change other guidance on measuring inventory. The amendment is effective for annual periods, including periods within those annual periods beginning after December 15, 2016 with early adoption permitted. We are required to adopt this pronouncement prospectively in the first quarter of 2017 and we are currently assessing the impact of this pronouncement on our financial statements.
On April 15, 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other — Internal- Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The amendment requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendment is effective for annual periods, including periods within those annual periods beginning after December 31, 2015 with early adoption permitted. We can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are required to adopt this pronouncement in the first quarter of 2016 and we are currently assessing the impact of this pronouncement on our financial statements.
On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs. The ASU is effective retrospectively for the presentation of debt issuance costs in periods beginning after December 15, 2015 with early adoption permitted. We are required to adopt this pronouncement in the first quarter of 2016 and we do not anticipate that adoption of the pronouncement will have a material impact on our financial statements.
On February 18, 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which requires an entity to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs"). The amendment eliminates the presumption that a general partner should consolidate a limited partnership. The amendment affects the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships. The amendment also provides a scope exception from consolidation guidance for reporting entities that comply with the requirements for registered money market funds. We are required to adopt ASU 2015-02 in the first quarter of 2016 and we do not anticipate that adoption of the pronouncement will have a material impact on our financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40),” which requires management to perform interim and annual assessments regarding conditions or events that raise substantial doubt about a company’s ability to continue as a going concern and to provide related disclosures, if applicable. We are required to adopt ASU 2014-15 in the first quarter of 2017, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material effect on our financial statements.
On June 19, 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation (Topic 718),” which affects any entity that grants its employees share-based payments in which the terms of the award stipulate that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. We are required to adopt ASU 2014-12 in the first quarter of 2016 and the adoption of this standard is not expected to have a material effect on our financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition guidance in Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. The guidance also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition — Contract-Type and Production-Type Contracts”. On April 1, 2015, the FASB voted to propose to defer the effective date of the pronouncement by one year, which was reaffirmed at the FASB July 9, 2015 meeting. ASU 2014-9, as amended, is effective for annual periods, and interim periods within those years, beginning after December 31, 2017. An entity is required to apply the amendments using one of the following two methods: (1) retrospectively to each prior period presented with three possible expedients: (a) for completed contracts that begin and end in the same reporting period no restatement is required; (b) for completed contract with variable consideration an entity may use the transaction price at completion rather than restating estimated variable consideration amounts in comparable reporting periods; and (c) for comparable reporting periods before date of initial application reduced disclosure requirements related to transaction price; (2) retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application with additional disclosures for the differences of the prior guidance to the reporting periods compared to the new guidance and an explanation of the reasons for significant changes. We are required to adopt ASU 2014-09 in the first quarter of 2018 and we are currently assessing the impact of this pronouncement on our financial statements.
Note 3. Accounts Receivable, Net
The components of accounts receivable are as follows (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable	$27,400	$20,494
Allowance for doubtful accounts	(1,804)	(1,397)
Allowance for product returns	(2,028)	(1,838)
Accounts receivable, net	$23,568	$17,259
For the three and six months ended June 30, 2015, we recorded a $0.4 million and $0.8 million reserve for product returns in our hardware and other revenue. For the three and six months ended June 30, 2014, we recorded a $0.6 million and $1.0 million reserve for product returns in our hardware and other revenue. For the three and six months ended June 30, 2015, we recorded a $0.1 million and a $0.4 million provision for doubtful accounts receivable. For the three and six months ended June 30, 2014, we recorded a $0.3 million and a $0.5 million provision for doubtful accounts receivable. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.
Note 4. Inventory
The components of inventory are as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$4,483	$3,371
Finished goods	3,861	3,481
Total inventory	$8,344	$6,852
Note 5. Acquisitions
SecurityTrax Acquisition
On March 13, 2015, in accordance with an asset purchase agreement, we completed our purchase of certain assets of HiValley Technology, Inc., (“SecurityTrax”) that constituted a business. SecurityTrax is a provider of SaaS-based, customer relationship management software tailored for security system dealers. The consideration included $5.6 million cash paid at closing and $0.4 million of cash not yet paid and established a contingent liability of $0.7 million for earn-out considerations to be paid to the former owners. The agreement also contains $2.0 million in potential payments associated with the continued employment of key employees through March 31, 2018 that will be accounted for as compensation expense over the period. We included the results of SecurityTrax’s operations since its acquisition date in the Alarm.com segment (see Note 18).
The table below sets forth the consideration paid to SecurityTrax’s sellers and the estimated fair value of the tangible and intangible net assets acquired (in thousands):

2015
Calculation of Consideration:
Cash paid, net of working capital adjustment	$5,612
Cash not yet paid	400
Contingent consideration liability	700
Total consideration	$6,712
Estimated Tangible and Intangible Net Assets:
Current assets	$14
Customer relationships	1,699
Developed technology	1,407
Trade name	271
Current liabilities	(7)
Goodwill	3,328
Total estimated tangible and intangible net assets	$6,712
Goodwill of $3.3 million reflects the value of acquired workforce and expected synergies from pairing SecurityTrax solutions to security service providers with our offerings. The goodwill will be deductible for tax purposes. Our estimate of the fair value of intangible net assets was developed using a multi-period excess earnings method for customer relationships, the relief from royalty method for the developed technology, replacement cost method for the developed technology home page and the relief from royalty method for the trade name.
Fair Value of Net Assets Acquired and Intangibles
In accordance with ASC 805, the assets and liabilities of SecurityTrax we acquired were recorded at their respective fair values as of March 13, 2015, the date of the acquisition.
Customer Relationships
The customer relationships intangible was recorded separate from goodwill based on determination of the length, strength and contractual nature of the relationship that SecurityTrax shared with its customers. We valued two groups of customer relationships using the multi-period excess earnings method, an income approach. We used several assumptions in the income approach, including revenue growth, operating expenses, charge for contributory assets, and a 22.5 percent discount rate used to calculate the present value of the cash flows. For the second group of customer relationships, we used the same assumptions in addition to a customer retention rate of 90 percent. The customer relationships, valued at $1.7 million, are being amortized on a straight-line basis over a weighted-average estimated useful life of 7 years.
Developed Technology
Developed technology recorded separately from goodwill consists of intellectual property such as proprietary software used internally for revenue producing activities. SecurityTrax’s proprietary software is offered for sale on a SaaS hosted basis to customers. The developed technology was valued by applying the relief from royalty method, an income approach. We used several assumptions in the relief from royalty method, which included revenue growth, a market royalty rate of 25 percent and a

22.5 percent discount rate used to the calculate the present value of the cash flows. There was also an additional component of the developed technology that we refer to as the home page that organized customer data and functioned as the billing and administration tool. The home page component was valued by applying the replacement cost model, a cost approach. We used several assumptions in the replacement cost approach, which included analyzing costs that a company would expect to incur in order to recreate an asset of equivalent utility. In addition, there was an adjustment for developer’s profit of 30.4 percent which brought the asset to fair value on an exit-price basis. The developed technology, valued at $1.4 million, is being amortized on a straight-line basis over a weighted-average estimated useful life of 8 years.
Contingent Consideration Liability
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, to the former owners will be determined based on revenue and EBITDA for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. We used several assumptions including an 8.45% discount rate and a 7.5% revenue risk adjustment. The contingent consideration, valued at $0.7 million, was recorded as a contingent consideration liability in other liabilities in our consolidated balance sheet. The liability will be remeasured each reporting date with changes recorded in general and administrative expense until it is paid in the first quarter of 2018. As of the June 30, 2015, the fair value of the contingent consideration liability was remeasured to $0.6 million using the same method with a 9.13% discount rate and a 7.5% revenue risk adjustment which resulted in a $0.1 million gain.
Secure-i Acquisition
On December 8, 2014, in accordance with an asset purchase agreement, we completed our purchase of certain assets of Secure-i, Inc. (“Secure-i”) that constituted a business. Secure-i is a provider of internet based remote video hosting services including off-site storage, viewing and management from web-based browsers and mobile applications. Total consideration included $2.6 million in cash and $0.3 million in cash not yet paid. We recorded $0.7 million of intangibles and $2.2 million of goodwill in connection with the acquisition. During the second quarter of 2015, we finalized the working capital adjustment and recorded an additional $20 thousand of goodwill. We included the results of Secure-i’s operations since its acquisition date in the Alarm.com segment.
Horizon Analog Acquisition
On December 10, 2014, in accordance with an asset purchase agreement, we completed our purchase of certain assets of Horizon Analog, Inc. (“Horizon Analog”) that constituted a business. Horizon Analog is a producer of research that focuses on cost-effective collection and analysis of data relating to energy usage and consumer behavior and energy disaggregation. Total consideration included $0.6 million in cash and $0.1 million in cash not yet paid. We recorded less than $0.1 million of property and equipment and $0.7 million of goodwill in connection with the acquisition, which reflects the acquired workforce and synergies expected from combining our operations with those of Horizon Analog. The goodwill will be deductible for tax purposes. We included the results of Horizon Analog’s operations since its acquisition date in the Alarm.com segment.
Unaudited Pro Forma Information
The following pro forma data is presented as if Secure-i, Horizon Analog and SecurityTrax were included in our historical consolidated statements of operations beginning January 1, 2014. These pro forma results do not necessarily represent what would have occurred if all the business combinations had taken place on January 1, 2014, nor do they represent the results that may occur in the future.
This pro forma financial information includes our historical financial statements and those of our business combinations with the following adjustments: (1) we adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2014; (2) we adjusted for $0.1 million of transaction costs incurred in 2015 and reclassified them to 2014 and (3) we included adjustments for income taxes associated with these pro forma adjustments. The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis, as follows (in thousands):

	Pro forma Six Months Ended June 30,
	2015	2014
Revenue	$98,182	$79,740
Net income	5,512	6,046
Note 6. Goodwill and Intangible Assets, Net

The changes in goodwill by operating segment are outlined below for the six months ended June 30, 2015 (in thousands):

	Alarm.com	Other	Total
Balance as of December 31, 2014	$21,374	$—	$21,374
Goodwill acquired	3,349	—	3,349
Balance as of June 30, 2015	$24,723	$—	$24,723
The $3.3 million of acquired goodwill in the Alarm.com segment was related to the acquisition of SecurityTrax in March 2015. See Note 5 for additional information regarding this acquisition.
There were no impairments of goodwill during the three and six months ended June 30, 2015 or 2014.
The following table reflects changes in the net carrying amount of the components of intangible assets for the six months ended June 30, 2015 (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Other	Total
Balance as of December 31, 2014	$3,853	$918	$94	$227	$5,092
Intangible assets acquired	1,699	1,407	271	—	3,377
Amortization	(537)	(384)	(40)	(67)	(1,028)
Balance as of June 30, 2015	$5,015	$1,941	$325	$160	$7,441
For the three and six months ended June 30, 2015, we recorded $0.5 million and $1.0 million of amortization related to our intangible assets. For the three and six months ended June 30, 2014, we recorded $0.4 million and $0.8 million of amortization related to our intangible assets.
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- average Remaining Life
Customer relationships	$10,666	$(5,651)	$5,015	4.8
Developed technology	5,390	(3,449)	1,941	5.5
Trade name	914	(589)	325	5.5
Other	234	(74)	160	1.4
Total intangible assets	$17,204	$(9,763)	$7,441

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- average Remaining Life
Customer relationships	$8,967	$(5,114)	$3,853	4.4
Developed technology	3,983	(3,065)	918	1.6
Trade name	643	(549)	94	1.8
Other	234	(7)	227	1.9
Total intangible assets	$13,827	$(8,735)	$5,092
The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year ending December 31,	Amortization
2015	$1,100
2016	1,726
2017	1,400
2018	1,329
2019 and thereafter	1,886
Note 7. Investments in Other Entities
Cost Method Investment in Connected Home Service Provider
On September 4, 2012, we purchased 20,000 Series A Convertible Preferred Membership Units of a Brazilian connected home solutions provider for $15.00 per unit, or $0.3 million, for a 12.2% interest on a fully diluted basis in this entity. On June 26, 2013, we entered into an agreement with the same company to purchase 2,667 Series B Convertible Preferred Membership Units at $26.22 per unit, or $0.1 million, which brought our aggregate interest to 12.4% on a fully diluted basis. On April 15, 2015, we entered into an additional agreement with the same company to purchase 2,333 Series B-1 Convertible Preferred Membership Units at $23.31 per unit or $0.1 million, which brought our aggregate equity interest to 12.6% on a fully diluted basis. The entity resells our products and services to residential and commercial customers in Brazil. Based upon the level of equity investment at risk, the connected home service provider is a VIE. We do not control the marketing, sales, installation, or customer maintenance functions of the entity and therefore do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of the entity and do not consolidate the connected home services provider. We account for this investment using the cost method. As of June 30, 2015 and December 31, 2014, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The $0.4 million investment balance is included in other assets in our consolidated balance sheets as of June 30, 2015 and December 31, 2014.
Loans to and Investments in an Installation Partner
On November 20, 2013, we paid $1.0 million to purchase 48,190 common units of an installation partner for a 48.2% interest on a fully diluted basis in this entity. The entity performs installation services for security dealers. Based upon the level of equity investment at risk, we determined that the installation partner is not a VIE. We account for this investment under the equity method because we have the ability to exercise significant influence over the operating and financial policies of the entity. Under the equity method, we recognize our share of the earnings or losses of the installation partner in other (expense) / income, net in our consolidated statements of operations in the periods they are reported by the installation partner. The loss in other (expense) / income, net was $0.1 million and $0.2 million for the three and six months ended June 30, 2015. The loss in other (expense) / income, net was $0.1 million and $0.2 million for the three and six months ended June 30, 2014. Our $1.0 million investment, net of equity losses, is included in other assets in our consolidated balance sheets and was $0.2 million and $0.4 million as of June 30, 2015 and December 31, 2014.
In September 2014, we loaned $315,000 to our installation partner under a secured promissory note that accrues interest at 8.0%. The note receivable is included in other assets in our consolidated balance sheets. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2016. This event did not cause us to reconsider our conclusion that the installation partner has sufficient equity investment at risk and therefore is not a VIE. We continue to account for the investment under the equity method.
Loans to and Investments in a Platform Partner
A platform partner produces connected devices that are integrated into our connected home platform, and we entered into investments to provide capital in order to bring our platform partner’s devices to market and integrate them onto our connected home platform. In the first quarter of 2013, we paid $3.5 million in cash to purchase 3,548,820 shares of our platform partner’s Series A convertible preferred shares, or an 18.7% interest on as-converted and fully diluted basis. In the fourth quarter of 2014, we entered into a Series 1 Preferred Stock purchase agreement with the platform partner and another investor. The other investor invested cash to purchase shares of the platform partner’s Series 1 Preferred Stock. As a result of the purchase, our 3,548,820 shares of Series A convertible preferred shares converted into 3,548,820 shares of common stock, and we hold an 8.6% interest in the platform partner on an as converted and fully diluted basis. In conjunction with the transaction, we received a $2.5 million dividend which we recorded as a return of investment as it was in excess of the accumulated earnings and profits of the investee since the date of the investment. Based upon the level of equity investment at risk, the platform partner is a VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and, therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We continue to conclude that we are not the primary beneficiary of our platform partner and, therefore, we do not consolidate it. We account for this investment under the cost method. As of June 30, 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. As of June 30, 2015 and December 31, 2014, our $1.0 million cost method investment in a platform partner was recorded in other assets in our consolidated balance sheets.
Note 8. Other Assets
Patent Licenses
From time to time, we enter into agreements to license patents. We have $3.3 million in patent licenses related to two such agreements, which are being amortized over the estimated useful lives of the patents which range from three to eleven years. The net balance as of June 30, 2015 and December 31, 2014 was $2.4 million and $1.5 million. Amortization expense on patent licenses was $0.1 million for each of the three months ended June 30, 2015 and 2014, was $0.1 million for each of the six months ended June 30, 2015 and 2014.
Loan to a Distribution Partner
On July 25, 2013, we entered into a revolving loan agreement with a distribution partner. The distribution partner is also a service provider with whom we have a standard agreement to resell our connected home service and hardware. We evaluate the credit quality of our distribution partner for purposes of the revolving loan agreement using the same methods that we employ to evaluate its creditworthiness as a service provider, including a credit review at the inception of the arrangement and if risk indicators arise. At the inception of the loan agreement, we determined the credit quality of our distribution partner to be good. No risk indicators have arisen to cause us to change that assessment.
Under the terms of the revolving loan agreement, we agreed to loan our distribution partner up to $2.8 million, with the proceeds of the loan used to finance the creation of new customer accounts that use our products and services. The amount that our distribution partner may draw down on the loan is based on the number of its qualifying new customer accounts created each month. The loan bears interest at a rate of 8.0% per annum, and requires monthly interest payments, with the entire principal balance due on the loan maturity date, July 24, 2018. The balance outstanding under the loan is collateralized by the customer accounts owned by our distribution partner, as well as all of the physical assets and accounts receivable associated with those customer accounts. As of June 30, 2015 and December 31, 2014, our distribution partner has borrowed $2.2 million and $2.0 million under this loan agreement, respectively, and this note receivable is included in other assets on our consolidated balance sheets.
Deferred Offering Costs
Deferred offering costs of $5.0 million and $2.8 million consisting primarily of legal and accounting fees, are included in other assets on the consolidated balance sheets as of June 30, 2015 and December 31, 2014. Upon the closing of our IPO these amounts will be offset against the proceeds of the offering and will be included in stockholders’ (deficit) equity.
Note 9. Accounts Payable, Accrued Expenses and Other Current Liabilities
The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable	$16,724	$11,179
Accrued expenses	3,431	1,911
Other current liabilities	4,099	2,143
Accounts payable, accrued expenses and other current liabilities	$24,254	$15,233
Note 10. Fair Value Measurements
The following presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$15,097	$—	$—	$15,097
Liabilities:
Subsidiary unit awards	—	—	(152)	(152)
Contingent consideration liability from acquisition	—	—	(630)	(630)
	$15,097	$—	$(782)	$14,315

	Fair Value Measurements on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$38,578	$—	$—	$38,578
	$38,578	$—	$—	$38,578

The following table summarizes the change in fair value of the Level 3 liability for the three months ended June 30, 2015 (in thousands):

Fair Value Measurements using significant unobservable inputs (Level 3)
Beginning balance - March 31, 2015	$700
Obligations assumed	—
Transfers	152
Payments	—
Realized (gain) / loss	—
Unrealized (gain) / loss	(70)
Ending Balance - June 30, 2015	$782
The following table summarizes the change in fair value of the Level 3 liability for the six months ended June 30, 2015 (in thousands):

Fair Value Measurements using significant unobservable inputs (Level 3)
Beginning balance - December 31, 2014	$—
Obligations assumed	700
Transfers	152
Payments	—
Realized (gain) / loss	—
Unrealized (gain) / loss	(70)
Ending Balance - June 30, 2015	$782
The money market account is included in our cash and cash equivalents in our consolidated balance sheets.
The liability for the subsidiary unit awards relates to agreements established with the presidents of two of our subsidiaries, who are employees, for cash awards contingent upon the subsidiary companies meeting certain financial milestones. Prior to our IPO, we used the intrinsic method available to non-public companies under ASC 718, Compensation - Stock Compensation to account for our liability for our subsidiary units. During the three months ended June 30, 2015, we have accounted for these subsidiary awards using fair value. The effect of this change had an immaterial impact to our consolidated financial statements. We established liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin for the periods of the two awards. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. These liabilities will be remeasured each reporting date until the respective payment dates with the same valuation approach with changes in general and administrative expense. The liability balances are included in our other liabilities in our consolidated balance sheets.
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, from our acquisition of SecurityTrax in the first quarter of 2015, will be determined based on revenue and adjusted EBITDA for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. The contingent consideration liability will be remeasured each reporting date until payment in first quarter of 2018 with the same valuation approach using our subsidiary’s revenue, an unobservable input, with changes in general and administrative expense. The contingent consideration liability balance is included in our other liabilities in our consolidated balance sheets.
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2015 and 2014. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and six months ended June 30, 2015 and 2014.
Note 11. Debt, Commitments and Contingencies
The debt, commitments and contingencies described below are currently in effect and would require us, or our subsidiaries, to make payments to third parties under certain circumstances.
Debt
On May 8, 2014, we repaid all of the outstanding principal and interest under our previous term loan, which was accounted for as an extinguishment of debt, and replaced it with a $50.0 million revolving credit facility (the “2014 Facility”) with Silicon Valley Bank, as administrative agent, and a syndicate of lenders. We utilized $6.7 million under this facility to repay in full our indebtedness under our previous term loan. The 2014 Facility includes an option to increase the borrowing capacity available under the 2014 Facility to $75.0 million with the consent of the lenders. The 2014 Facility is available to us to finance working capital and certain permitted acquisitions and investments, and is secured by substantially all of our assets, including our intellectual property. The principal outstanding under the 2014 Facility is due upon maturity in May 2017.
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. Borrowings under LIBOR rates accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than or equal to 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.25%, ABR plus 1.5%, and ABR plus 1.75% when our consolidated leverage ratio is less than or equal to 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than 2.00:1.00, respectively. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. For the six months ended June 30, 2015, the effective interest rate on the 2014 Facility was 2.51%. The carrying value of 2014 Facility was $6.7 million as of June 30, 2015 and December 31, 2014. The 2014 Facility includes a variable interest rate that approximates market and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value.
The 2014 facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 2.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the six months ended June 30, 2015, we were in compliance with all financial and non-financial covenants and there were no events of default.
Commitments and Contingencies
Repurchase of Subsidiary Units
In September 2012, we formed a subsidiary to develop and market home and commercial energy management devices and services. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is also our employee, require a payment in cash on either the third or the fourth anniversary from the date the subsidiary first makes its products and services commercially available, which was determined to be April 1, 2014. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We recorded a liability of $0.0 million related to this commitment in other liabilities in our consolidated balance sheets as of June 30, 2015 and December 31, 2014.
In February 2011, we formed a subsidiary that offers professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. We granted an award of subsidiary stock awards to the founder and president. The terms of the award for the founder, who is our employee, require a payment in cash on between the fourth and sixth anniversary of the date that the subsidiary’s products and services first become commercially available, which was determined to be June 1, 2013. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We have recorded a liability of $0.1 million and $0.2 million related to the commitment in other liabilities in our consolidated balance sheets as of June 30, 2015 and December 31, 2014.
These liabilities will be remeasured each reporting date until the respective payment dates with changes in fair value recorded in general and administrative expense. The liability balances are included in our other liabilities in our consolidated balance sheets.
Leases
We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. Rent expense was $1.2 million and $2.4 million for the three and six months ended June 30, 2015 and $0.4 million and $0.8 million for the three and six months ended June 30, 2014.
Indemnification Agreements
We have various agreements where we may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business. Although it is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements, we do not believe any potential liability that might arise from such indemnity provisions is probable or material.
Legal Proceedings

On June 2, 2015, Vivint, Inc. filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking preliminary and permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using, and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of the legal claim and proceeding against us cannot be predicted with certainty. We believe we have valid defenses to Vivint’s claims. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business.
We are not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible or probable of having a material adverse effect on its financial position, results of operations or cash flows. We reserve for contingent liabilities based on ASC 450, “Contingencies,” when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that, in the event of a material unfavorable result in one or more claims, we will not incur material costs.
Note 12. Employee Benefit Plans
Employee Stock Purchase Plan
We adopted the Employee Stock Purchase Plan (the "2015 ESPP") in June 2015. Under the 2015 ESPP, 1,200,000 shares have been initially reserved for future grant with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock or such lesser number as determined by the board of directors. The ESPP will allow eligible employees to purchase shares of our common stock through payroll deductions at a discount not to exceed 10% of the market value on the date of each purchase period. The maximum number of shares of our common stock that a participant may purchase during any calendar year for the 2015 ESPP shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.
The ESPP is considered compensatory for purposes of share-based compensation expense. For the six months ended June 30, 2015, no shares were purchased by employees and we did not recognize compensation for the 2015 ESPP. As of June 30, 2015, 1,200,000 shares remain available for future issuance.

Note 13. Redeemable Convertible Preferred Stock
Summary of Activity
Upon completion of the IPO in the third quarter of 2015, all outstanding shares of convertible preferred stock will convert into an aggregate of 35,017,884 shares of common stock.
The following table presents a summary of activity for our redeemable convertible preferred stock issued and outstanding for the six months ended June 30, 2015 (in thousands):

	SERIES B Redeemable Convertible Preferred Stock		SERIES B-1 Redeemable Convertible Preferred Stock		NEW SERIES A Redeemable Convertible Preferred Stock		Total Amount
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	1,810	$136,523	83	$6,265	1,998	$59,668	$202,456
Balance, June 30, 2015	1,810	$136,523	83	$6,265	1,998	$59,668	$202,456
Note 14. Stock-Based Compensation
Stock Options
In June 2015, our board of directors adopted, our stockholders approved, and we registered the shares for the 2015 Equity Incentive Plan (the "2015 Plan"), pursuant to which we initially reserved 4,700,000 shares of common stock for issuance to our employees, directors, and non-employee directors and consultants including 141,222 shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan (the "2009 Plan") that were added to the shares reserved under the 2015 Plan upon its effectiveness. The 2015 Plan provides for the grant of incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensations to employees, directors and non-employee directors and consultants. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2015 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan described below. As of June 30, 2015 we had not made any grants under the 2015 Plan, such that 4,700,000 shares remained available for future grant.
The 2009 Plan provided for the grant of incentive stock options to employees and for the grant of nonqualified stock options and restricted stock to our employees, directors and non-employee directors and consultants. Stock options have been granted at exercise prices as determined by the board of directors to our officers and employees. These stock options generally vest over a five year period and each option, if not exercised or terminated, expires on the tenth anniversary of the grant date.
The 2009 Plan allows for the granting of options that may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. As of June 30, 2015, there were 156,009 unvested shares of common stock outstanding subject to our right of repurchase. As of December 31, 2014, there were 209,372 unvested shares of common stock outstanding subject to our right of repurchase. During the six months ended June 30, 2015, we repurchased 287 unvested shares of common stock related to early exercised stock options in connection with employee terminations. As of June 30, 2015 and December 31, 2014, we recorded $0.6 million and $0.7 million in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets for the proceeds from the early exercise of the unvested stock options.
Included in the stock-based compensation expense for the three and six months ended June 30, 2015 was $0.8 million related to the cash settlement of recently exercised stock options of a terminated employee, at the company's election. We accounted for this cash settlement as a liability modification of the stock option awards.
We account for stock-based compensation awards based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

The following table summarizes the components of stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$656	$809	$1,196	$1,576
Compensation related to the sale of common stock	172	22	193	43
Compensation related to modification of stock options	777	—	777	—
Total equity based compensation expense	$1,605	$831	$2,166	$1,619
Tax benefit from stock-based awards	$396	$57	$241	$748
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales and marketing	$86	$78	$146	$155
General and administrative	1,226	482	1,520	962
Research and development	293	271	500	502
Total stock-based compensation expense	$1,605	$831	$2,166	$1,619
There were 482,276 stock options granted during the six months ended June 30, 2015. The dividends declared and paid during six months ended June 30, 2015 were in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is zero. The following table summarizes the assumptions used for estimating the fair value of stock options granted during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Volatility	48.5 - 51.8%	49.4 - 49.5%	48.5 - 51.8%	48.0 - 49.6%
Expected term	4.5 - 5.7 years	5.8 - 6.3 years	4.5 - 5.7 years	4.0 - 5.7 years
Risk-free interest rate	1.3 - 1.6%	2.0 - 2.1%	1.3 - 1.6%	1.4 - 1.9%
Dividend rate	—%	—%	—%	—%
The following table summarizes the stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,345,993	$2.68	7.0	$27,725
Granted	482,276	11.55		—
Exercised	(202,005)	1.53		1,997
Forfeited	(24,407)	3.79		—
Cancelled	(4,326)	1.46		—
Outstanding at June 30, 2015	3,597,531	$3.93	7.0	$41,186
Vested and expected to vest at June 30, 2015	3,545,624	$3.89	7.0	$40,751
Exercisable at June 30, 2015	1,785,877	$1.58	5.5	$24,641
The weighted average grant date fair value for our stock options granted during the six months ended June 30, 2015 was $11.55. There were 482,276 stock options granted during the six months ended June 30, 2015. The total fair value of stock options vested during the six months ended June 30, 2015 and 2014 was $0.8 million and $0.3 million. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $2.0 million and $6.9 million. As of June 30, 2015, the total compensation cost related to nonvested awards not yet recognized was $4.5 million, which will be recognized over a weighted average period of 2.3 years.
Warrants

In 2010, we issued a performance-based warrant to an executive officer that gives this individual the right to purchase up to 91,881 shares of our common stock in the aggregate if certain performance targets and market conditions are achieved. In 2012, we issued an additional performance-based warrant to an executive officer that gives that executive officer the right to purchase up to 27,000 shares of our common stock if certain performance targets and market conditions are achieved. On March 30, 2015, we issued performance-based warrants to two employees. These warrants give these individuals the right to purchase up to 54,694 shares of our common stock in the aggregate if certain performance targets are achieved.
The first performance-based warrant for 91,881 shares of our common stock has an exercise price of $0.41 per share and becomes exercisable if we have a change in control or if we complete an initial public offering. This warrant for 91,881 shares of our common stock expired in May 2015 upon the cessation of the holder of the warrant's employment with us.
The second performance-based warrant for 27,000 shares of our common stock has an exercise price of $3.89 per share and becomes exercisable if we have a change in control or if we complete an initial public offering. This warrant expired in July 2015 as the holder of the warrant did not meet the minimum annual revenue and EBITDA targets required during the exercise period. The exercise period began upon the occurrence of a triggering event, which occurred on June 25, 2015, upon the effectiveness of our registration statement, and closed thirty days subsequent to the effectiveness of our registration statement.
The third and fourth performance-based warrants, each for 27,347 shares of our common stock, have an exercise price of $10.97 per share and we may elect to terminate the warrants in exchange for a one-time cash settlement in the event of a change in control. If the warrants become exercisable, the number of shares that become exercisable is based upon the achievement of certain minimum annual revenue targets, not to exceed a maximum of 27,347 shares for each warrant. These warrants will expire upon the earlier of March 2025 and the date upon which the holder of the warrant is no longer our employee or an employee of an affiliate of ours. We believe that the achievement of the minimum annual revenue targets is probable and we began recognizing expense related to these performance-based warrants on April 1, 2015.
As of June 30, 2015 and December 31, 2014, none of the warrants which remained outstanding were exercisable as the performance requirements had not been met. We recorded $0.0 million of expense associated with the performance-based warrants during the three months ended June 30, 2015 and 2014 and $0.0 million of expense associated with the performance-based warrants during the six months ended June 30, 2015 and 2014.
Note 15. Earnings Per Share
Basic and Diluted Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,509	$2,076	$5,550	$6,349
Less: dividends paid to participating securities	(18,987)	—	(18,987)	—
Less: income allocated to participating securities	—	(1,988)	—	(6,104)
Net income available for common stockholders (A)	$(16,478)	$88	$(13,437)	$245
Weighted average common shares outstanding — basic (B)	2,706,369	2,328,820	2,671,783	2,100,364
Dilutive effect of stock options	—	1,389,620	—	1,468,919
Weighted average common shares outstanding — diluted (C)	2,706,369	3,718,440	2,671,783	3,569,283
Earnings per share:
Basic (A/B)	$(6.09)	$0.04	$(5.03)	$0.12
Diluted (A/C)	$(6.09)	$0.02	$(5.03)	$0.07
The following securities have been excluded from the calculation of diluted weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Redeemable convertible preferred stock:
Series A	1,998,257	1,998,257	1,998,257	1,998,257
Series B	1,809,685	1,809,685	1,809,685	1,809,685
Series B-1	82,934	82,934	82,934	82,934
Stock options	507,375	102,000	588,675	121,200
Common stock subject to repurchase	156,009	367,608	156,009	367,608
Note 16. Significant Service Providers
During the three months ended June 30, 2015 and 2014, our 10 largest revenue service providers accounted for approximately 64.2% and 68.9% of our revenue. Two of our service providers individually represented greater than 10% but not more than 20% of our revenue for the three months ended June 30, 2015. Three of our service providers individually represented greater than 10% but not more than 20% of our revenue for the three months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, our 10 largest revenue service providers accounted for approximately 63.6% and 68.3% of our revenue. One of our service providers individually represented greater than 15% but not more than 20% of our revenue for the six months ended June 30, 2015. Three of our service providers individually represented greater than 10% but not more than 20% of our revenue for the six months ended June 30, 2014.
Trade accounts receivable from three service providers totaled $3.2 million, $2.8 million and $2.5 million, as of June 30, 2015. No other individual service provider represented more than 10% of accounts receivable as of June 30, 2015. Trade accounts receivable from three service providers totaled $3.1 million, $2.7 million and $1.1 million, as of December 31, 2014. No other individual service provider represented more than 10% of accounts receivable as of December 31, 2014.
Note 17. Income Taxes
For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, Interim Reporting. This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision were recorded in the period incurred.
Our effective income tax rates were 39.9% and 40.8% for the three months ended June 30, 2015 and 2014 and 40.1% and 40.0% for the six months ended June 30, 2015 and 2014. Our effective tax rate differs from the statutory rate primarily due to the impact of state taxes and non-deductible meal and entertainment expenses.
A valuation allowance is recognized if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets at June 30, 2015 and December 31, 2014. Accordingly, we have not recorded a valuation allowance as of June 30, 2015 and December 31, 2014.
We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. For the three and six months ended June 30, 2014, we had no unrecorded tax benefits for uncertain tax positions. During 2014, we recorded an unrecognized tax benefit of $0.2 million related to research and development tax credits we claimed for tax years 2012, 2013 and 2014. For the three and six months ended June 30, 2015, the only change to this year-end balance was the recording of additional interest for the quarter.
Note 18. Segment Information
We have two reportable segments:

•	Alarm.com segment

•	Other segment
Our chief operating decision maker is the chief executive officer. Management determined that the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results. Our Alarm.com segment represents our cloud-based platform for the connected home and related solutions. Our Alarm.com segment also includes the results of Horizon Analog, a research company that focuses on cost-effective collection and analysis of data relating energy usage and consumer behavior and energy disaggregation, Secure-i, a commercial video as a service provider, and SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed over 97% of our revenue for the three and six months ended June 30, 2015 and 2014. Our Other segment is focused on researching and developing home and commercial automation, and energy management products and services in adjacent markets.
Management evaluates the performance of its segments and allocates resources to them based on operating income on a pre-tax basis. The reportable segment operational data is presented in the table below as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
Segment Information	2015					2014
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$50,753	$1,580	$(130)	$(254)	$51,949	$42,147	$129	$(198)	$—	$42,078
Operating income / (loss)	9,370	(5,082)	(33)	22	4,277	7,033	(3,341)	(57)	(73)	3,562

	Six Months Ended June 30,
Segment Information	2015					2014
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$95,618	$3,641	$(520)	(779)	$97,960	$78,674	$587	$(332)	$—	$78,929
Operating income / (loss)	18,330	(8,906)	(171)	150	9,403	17,090	(6,279)	(80)	(51)	10,680

	As of June 30, 2015			As of December 31, 2014
	Alarm.com	Other	Total	Alarm.com	Other	Total
Total Assets	$104,579	$14,643	$119,222	$108,935	$11,997	$120,932
We derived substantially all revenue from the United States for the three and six months ended June 30, 2015 and 2014. Substantially all our long lived assets were in the United States as of June 30, 2015 and December 31, 2014.
Note 19. Related Party Transactions
Our installation partner, in which we have a 48.2% ownership interest, performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method (see Note 7). During the six months ended June 30, 2015 and 2014, we recorded $0.3 million and $0.3 million of cost of hardware and other revenue in connection with this installation partner and, as of June 30, 2015 and December 31, 2014 the accounts payable balance was $0.1 million and $0.1 million. In September 2014, we loaned $315,000 to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2016. For the three and six months ended June 30, 2015, we recorded $6,000and $11,000 of interest income related to this note receivable.
In June 2015, two of our significant stockholders, entities affiliated with Technology Crossover Ventures ("TCV"), and entities affiliated with ABS Capital Partners ("ABS"), entered into a Securities Purchase Agreement (the "Secondary Sale Agreement"). Pursuant to the terms of the Secondary Sale Agreement, ABS agreed to sell to TCV and TCV agreed to buy from ABS, 888,988 shares of our common stock at a purchase price of $13.02 per share.
Note 20. Subsequent Events
On July 1, 2015, we closed our IPO of 7,000,000 shares of common stock at an offering price of $14.00 per share, resulting in gross proceeds of approximately $98.0 million. In addition, on July 8, 2015, we closed the underwriters exercise of their over-allotment option to purchase 525,000 additional shares of our common stock from us, resulting in additional gross proceeds of approximately $7.4 million. We raised a total of $105.4 million in gross proceeds from the IPO, or approximately $93.0 million in net proceeds after deducting underwriting discount and commission of $7.4 million and offering costs of $5.0 million. The accompanying consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to June 30, 2015. Upon completion of the IPO in the third quarter of 2015, (i) all outstanding shares of convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock and (ii) we issued 7,525,000 shares of common stock resulting in net proceeds of $93.0 million after deducting the underwriters discount and offering costs.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31. 2014 included in the final prospectus for our initial public offering dated as of June 26, 2015 and filed with the SEC pursuant to Rule 424(b)(4). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Alarm.com is the leading platform solution for the connected home. Through our cloud-based services, we make connected home technology broadly accessible to millions of home and business owners. Our multi-tenant software-as-a-service, or SaaS, platform enables home and business owners to intelligently secure their properties and automate and control a broad array of connected devices through a single, intuitive user interface. Our connected home platform currently has more than 2.3 million residential and business subscribers and connects to more than 25 million devices. More than 20 billion data points were generated and processed by those subscribers and devices in the last year alone. This scale of subscribers, devices and data makes Alarm.com the largest connected home platform.
Our solutions are delivered through an established network of over 5,000 trusted service providers, who are experts at designing, selling, installing and supporting our solutions. Our technology platform was purpose-built for the entire connected home ecosystem, including the consumers who use it, the service providers who deliver it and the hardware partners whose devices are enabled by the platform. Our solutions are used by both home and business owners, and we refer to this market as the connected home market.
We primarily generate revenue through our service providers who resell our services and pay us monthly fees, which comprises our SaaS revenue. Our service providers sell, install and support Alarm.com solutions that enable home and business owners to intelligently secure, connect, control and automate their properties. Our service providers have indicated that they typically have three to five year service contracts with home or business owners, whom we refer to as our subscribers. We derive a small portion of our revenue from licensing our intellectual property to service providers on a per customer basis. SaaS and license revenue represented 67% and 66% of our revenue for the six months ended June 30, 2015 and 2014, and 66% and 64% of our revenue in the second quarters of 2015 and 2014. Our comprehensive solution primarily includes interactive security, intelligent automation, video monitoring and energy management, which can be integrated together or provided on a standalone basis. As of the end of our last fiscal year, December 31, 2014, we had 2.3 million subscribers, a substantial majority of which were residential.
We also generate revenue from the sale of hardware that enables our solutions, including cellular radio modules, video cameras, image sensors and peripherals. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 33% and 34% of our revenue for the six months ended June 30, 2015 and 2014, and 34% and 36% of our revenue in the second quarters of 2015 and 2014. We expect hardware and other revenue to continue to decline as a percentage of total revenue as we continue to grow our SaaS and license revenue.
We were founded in 2000 to revolutionize home security and improve the way people secure and interact with their homes and businesses. In the decade before we launched our first solution in 2003, the security industry had been slow to innovate or adopt emerging technologies. We identified an opportunity to apply new technology, in this case two-way wireless data transmission, cloud computing technologies, and the rapid growth of Internet usage, to disrupt legacy security applications. We built our technology platform to capitalize on the connected home opportunity. We believe we were the first company to launch a SaaS platform providing an interactive home security solution. In 2006, we transitioned our solution to the cellular wireless network to broaden our coverage footprint and utilize the most reliable communication channel available to enable our services. In 2010, we further expanded our intelligent, connected home and business platform to include our energy management and other home and business automation features. Over this period, we have established a robust cloud-based platform that connects a broad ecosystem of devices and supports a large variety of communications protocols. This enables continued scalability of our solutions and allows us to rapidly introduce new devices, features and capabilities as consumer preferences continue to evolve. We partner with experienced hardware manufacturers to enable a large ecosystem of devices on our platform to meet a wide range of consumer and service provider needs. We have also developed novel hardware components and devices where we have seen an opportunity to innovate. Our cellular communication module, image sensor and smart thermostat offer new and unique capabilities enabling our service providers to differentiate themselves in the market. Our extensive ecosystem of integrated hardware partners paired with our focused hardware devices offers a broad range of connected devices on our platform.
To date, nearly all of our revenue growth has been organic. As part of our development efforts, we make occasional investments in companies that are developing technology or services complementary to our offerings and we also invest in developing new offerings for markets adjacent to our current markets.
Our revenue increased from $78.9 million in the first half of 2014 to $98.0 million in the first half of 2015. Our revenue increased from $42.1 million in the second quarter of 2014 to $51.9 million in the second quarter of 2015. Our SaaS and license revenue increased from $52.2 million in the first half of 2014 to $66.1 million in the first half of 2015. Our SaaS and license revenue increased from $27.0 million in the second quarter of 2014 to $34.1 million in the second quarter of 2015. We generated net income of $6.3 million in the first half of 2014 to $5.6 million in the first half of 2015 and Adjusted EBITDA, a non-GAAP measurement of operating performance, of $14.0 million in the first half of 2014 to $14.9 million in the first half of 2015. We generated net income of $2.1 million in the second quarter of 2014 to $2.5 million in the second quarter of 2015 and Adjusted EBITDA, a non-GAAP measurement of operating performance, of $5.2 million in the second quarter of 2014 to $7.9 million in the second quarter of 2015. Please see Non-GAAP Measures below in this section of the report for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the second quarter and first half of 2015 and 2014.
Key Metrics
We use the following key business metrics to help us monitor the performance of our business and to identify trends affecting our business: our SaaS and license revenue, Adjusted EBITDA and our SaaS and license revenue renewal rate. We believe these metrics are useful to understanding the underlying trends in our business. The following table summarizes our key operating metrics for the three and six months ended June 30, 2015 and 2014 and for the trailing 12-month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

SaaS and license revenue	$34,134	$26,975	$66,089	$52,179
Adjusted EBITDA	7,923	5,243	14,948	14,018
			Twelve Months Ended June 30,
			2015	2014
SaaS and license revenue renewal rate			93%	93%
SaaS and License Revenue
We believe that increasing SaaS and license revenue is an indicator of the productivity of our existing service providers and their ability to increase the number of subscribers utilizing the Alarm.com connected home solutions, our ability to add new service providers reselling the Alarm.com solutions, the demand for our connected home solutions, and the pace at which the market for connected home solutions is growing.
Adjusted EBITDA
Adjusted EBITDA represents our net income before interest and other expense / (income), net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, goodwill and intangible impairment charges and legal costs incurred in connection with certain intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The items which are non-cash include amortization and depreciation expense and stock-based compensation expense.
Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and generate future operating plans, make strategic decisions regarding the allocation of capital, and investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Please see the section titled "Non-GAAP Measures” for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and six months ended June 30, 2015 and 2014.

SaaS and License Revenue Renewal Rate
We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from our subscribers who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage. Our service providers, who resell our services to our subscribers, have indicated that they typically have three to five year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service providers. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.
Basis of Presentation
Our fiscal year ends December 31. The key elements of our operating results include:
Revenue
We generate revenue primarily through the sale of our software-as-a-service, or SaaS, over our cloud-based connected home platform through our service provider channel. We also generate revenue from the sale of hardware products that enable our solutions.
SaaS and License Revenue
We generate the majority of our SaaS and license revenue primarily from monthly recurring fees charged to our service providers sold on a per subscriber basis for access to our cloud-based connected home platform and related solutions. Our fees per subscriber vary based upon the service plan and features utilized. We enter into contracts with our service providers that establish our pricing as well as other business terms and conditions. These contracts typically have an initial term of one year, with subsequent annual renewal terms. Our service providers typically enter into underlying contracts with their end-user customers, which we refer to as our subscribers, for their engagement with our solutions. Our service providers have indicated that those contracts generally range from three to five years in length.
We offer multiple service level packages for our solutions, including integrated solutions and a range of a la carte add-ons for additional features. The price paid by our service providers each month for the delivery of our solutions is based on the combination of packages and add-ons enabled for each subscriber. We utilize tiered pricing plans where our service providers may receive prospective pricing discounts driven by volume. We recognize our SaaS and license revenue on a monthly basis as we deliver our solutions to our subscribers.
We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service providers on a per customer basis for use of our patents. In November 2013, we entered into a license agreement with Vivint Inc., or Vivint, who represented at least 10% of our revenue in 2014, pursuant to which we granted Vivint a license to use the intellectual property associated with our connected home solutions. Vivint began generating customers and began paying us license revenue in the second quarter of 2014. Pursuant to this arrangement, Vivint has transitioned from selling our SaaS solutions directly to its customers to selling its own home automation product to its new customers, and we receive less revenue from Vivint from license fees as compared to its subscribers that continue to utilize our SaaS platform. Additionally, in some markets, our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.
Hardware and Other Revenue
We generate hardware and other revenue primarily from the sale of cellular radio modules that provide access to our cloud-based platform, video cameras and the sale of other devices, including image sensors and other peripherals. We sell hardware to our service providers as well as distributors. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. We recognize hardware and other revenue when the hardware is delivered to our service providers or distributors, net of a reserve for estimated returns. Our terms for hardware sales typically allow service providers to return hardware up to one year past the date of original sale. We expect our hardware and other revenue to remain flat in the short term but increase in the longer term as we expect the volume of sales of our cellular radio modules to increase as we support new lines of control panels as well as from the expected increase in the number of devices installed per home or business. We expect hardware and other revenue to decrease as a percentage of total revenue as we anticipate such revenue to grow at a lower rate than SaaS and license revenue.
Hardware and other revenue also includes activation fees charged to service providers for activation of a subscriber’s account on our platform. We record activation fees initially as deferred revenue and we recognize these fees on a straight-line basis over an estimated life of the subscriber relationship, which is currently ten years. Hardware and other revenue also includes fees paid by service providers for our marketing services.
Cost of Revenue
Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operating centers. Our cost of hardware and other revenue primarily includes cost of raw materials and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices.
We record the cost of SaaS and license revenue as expenses are incurred, which corresponds to the delivery period of our services to our subscribers. We record the cost of hardware and other revenue when the hardware and other services are delivered to the service provider, which is when title transfers. Our cost of revenue excludes amortization and depreciation.
To the extent that we are able to increase revenue without increasing cost of revenue on a percentage basis, we intend to invest those cost efficiencies back into growing our SaaS and license revenue.
Operating Expenses
Our operating expenses consist of sales and marketing, general and administrative, research and development, and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function. We grew from 253 employees at January 1, 2014 to 479 employees at June 30, 2015, and we expect to continue to hire new employees to support future growth of our business.
Sales and Marketing Expense.  Sales and marketing expense consists primarily of personnel and related expenses for our sales and marketing teams, including salaries, bonuses, stock-based compensation, benefits, travel, and commissions. Our sales and marketing teams engage in sales, account management, service provider and sales support, advertising, promotion of our products and services and marketing.
The number of employees in sales and marketing functions grew from 102 at January 1, 2014 to 182 at June 30, 2015. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase in absolute dollars and as a percentage of our total revenue in the short term. We intend to increase the size of our sales force to provide additional support to our existing service provider base to drive their productivity in selling our solutions as well as to enroll new service providers in North America and in international markets. We also intend to increase our marketing investments to support our service providers’ efforts to enroll new subscribers and to enable our service providers to expand the adoption of our solutions.
General and Administrative Expense.  General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, information technology, human resources, finance and accounting personnel, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs incurred to defend and license our intellectual property and non-personnel costs, such as travel related expenses, rent, subcontracting and professional fees, audit fees, tax services, as well as insurance expenses. Also included in general and administrative expenses are valuation gains or losses on acquisition related contingent liabilities and goodwill and intangible asset impairment.
The number of employees in general and administrative functions grew from 34 at January 1, 2014 to 55 at June 30, 2015. We expect our general and administrative expense to increase in absolute dollars and decrease as a percentage of our total revenue in 2015. We anticipate that we will incur additional costs for personnel and professional services as we continue to operate as a public company. Such costs include increases in our finance and legal personnel, additional external legal and audit fees and expenses and costs associated with compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies. We also expect to incur increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. In August 2014, we signed a lease for new office space for our headquarters with a lease term of 11.3 years. We expect to incur additional expenses in the near term as we move our headquarters to a new commercial space with a higher rental rate, and if we are unable to sublease our current headquarters office space.
Research and Development Expense.  Research and development expense consists primarily of personnel and related expenses for our employees working on our product development and software and device engineering teams, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Also included are non-personnel costs such as consulting and professional fees to third-party development resources.
The number of employees in research and development functions grew from 117 at January 1, 2014 to 242 at June 30, 2015. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platform and the solutions we offer to our service providers and subscribers. We will also continue to invest in efforts to extend our platform to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute basis and as a percentage of revenue in the short term as our ability to continue to innovate is critical to maintaining our competitive position.
Amortization and Depreciation.  Amortization and depreciation consists of amortization of intangible assets originating from our acquisitions as well as our internally-developed capitalized software. Our depreciation expense is related to investments in property and equipment. Acquired intangible assets include developed technology, customer related intangibles, trademarks and trade names. We expect in the near term that amortization and depreciation may fluctuate based on our acquisition activity, development of our platform and capitalized expenditures.
Interest Expense
Interest expense consists of interest expense associated with our debt facilities.
Other (Expense) / Income, Net
Other (expense) / income, net consists of our portion of the income or loss with respect to minority investments by us in other businesses accounted for under the equity method, interest income earned on our cash and cash equivalents and our notes receivable and gain or loss on the fair value of derivative instruments.
Provision for Income Taxes
We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rate differs from the statutory rate primarily due to the tax impact of state taxes, goodwill impairment, non-deductible transaction costs, and non-deductible meals and entertainment, non-taxable contingent consideration remeasurement gain and the impact of research and development tax credits.
Results of Operations
The following table sets forth our selected consolidated statements of operations and data as a percentage of revenue for the periods presented:
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenue:
SaaS and license revenue	$34,134	66%	$26,975	64%	$66,089	67%	$52,179	66%
Hardware and other revenue	17,815	34	15,103	36	31,871	33	26,750	34
Total revenue	51,949	100	42,078	100	97,960	100	78,929	100
Cost of revenue: (1)
Cost of SaaS and license revenue	6,297	12	5,669	13	12,330	13	10,677	14
Cost of hardware and other revenue	14,190	27	12,354	29	24,966	25	21,347	27
Total cost of revenue	20,487	39	18,023	43	37,296	38	32,024	41
Operating expenses:
Sales and marketing (2)	8,064	16	6,670	16	15,980	16	11,766	15
General and administrative (2)	8,514	16	7,209	17	15,584	16	12,429	16
Research and development (2)	9,079	17	5,764	14	16,831	17	10,374	13
Amortization and depreciation	1,528	3	850	2	2,866	3	1,656	2
Total operating expenses	27,185	52	20,493	49	51,261	52	36,225	46
Operating income	4,277	8	3,562	8	9,403	10	10,680	14
Interest expense	(42)	—	(55)	—	(84)	—	(113)	—
Other (expense) / income, net	(62)	—	—	—	(55)	—	10	—
Income before income taxes	4,173	8	3,507	8	9,264	9	10,577	13
Provision for income taxes	1,664	3	1,431	3	3,714	4	4,228	5
Net income	$2,509	5%	$2,076	5%	$5,550	6%	$6,349	8%
_______________

(1)	Excludes amortization and depreciation.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense data:
Sales and marketing	$86	$78	$146	$155
General and administrative	1,226	482	1,520	962
Research and development	293	271	500	502
Total stock-based compensation expense	$1,605	$831	$2,166	$1,619
The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	18%	21%	19%	20%
Cost of hardware and other revenue as a percentage of hardware and other revenue	80%	82%	78%	80%
Total cost of revenue as a percentage of total revenue	39%	43%	38%	41%
Comparison of Three and Six Months Ended June 30, 2015 to June 30, 2014
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue
SaaS and license revenue	$34,134	$26,975	27%	$66,089	$52,179	27%
Hardware and other revenue	17,815	15,103	18%	31,871	26,750	19%
Total revenue	$51,949	$42,078	23%	$97,960	$78,929	24%
The $9.9 million increase in total revenue for the second quarter of 2015 compared to the second quarter of 2014 was the result of a $7.2 million, or 27%, increase in our SaaS and license revenue and a $2.7 million, or 18%, increase in our hardware and other revenue. The $19.0 million increase in total revenue for the first half of 2015 compared to the first half of 2014 was the result of a $13.9 million, or 27%, increase in our SaaS and license revenue and a $5.1 million, or 19%, increase in our hardware and other revenue. The increase in our SaaS and license revenue for the second quarter and first half of 2015 was primarily attributable to growth in our subscriber base, including the revenue impact from subscribers we added in 2014, as we increased our subscriber base by 17%, measured by the number of subscribers on June 30, 2014 to the number of subscribers on June 30, 2015. Hardware and other revenue for the second quarter of 2015 increased $0.6 million from a 28% increase in the volume of video cameras sold, $0.5 million from a 12% increase in the volume of cellular radio modules sold and $0.3 million from an increase in the volume of peripherals sold, including our new thermostat, compared to the same period in the prior year. Hardware and other revenue for the first half of 2015 increased $1.0 million from a 27% increase in the volume of video cameras sold, $0.4 million from a 38% increase in the volume of image sensors sold and $0.8 million from an increase in the volume of peripherals sold, including our new thermostat, compared to the same period in the prior year. Our Other segment contributed 1% of the increase in SaaS and license revenue for both the second quarter and first half of 2015 and $0.9 million and $1.9 million of the increase in hardware and other revenue from sale of hardware for our solutions for the second quarter and first half of 2015.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Cost of revenue (1)
Cost of SaaS and license revenue	$6,297	$5,669	11%	$12,330	$10,677	15%
Cost of hardware and other revenue	14,190	12,354	15%	24,966	21,347	17%
Total cost of revenue	$20,487	$18,023	14%	$37,296	$32,024	16%
_______________

(1)	Excludes amortization and depreciation.
The $2.5 million increase in cost of revenue for the second quarter of 2015 compared to the second quarter of 2014 was the result of a $0.6 million, or 11%, increase in SaaS and license costs and a $1.8 million, or 15%, increase in hardware costs. The $5.3 million increase in cost of revenue for the first half of 2015 compared to the first half of 2014 was the result of a $1.7 million, or 15%, increase in SaaS and license costs and a $3.6 million, or 17%, increase in hardware costs. The increase in SaaS and license costs related primarily to the growth in our subscribers driving an increase in the costs to make our SaaS platform available to our service providers and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 18% and 21% for the second quarters of 2015 and 2014 and 19% and 20% for the second half of 2015 and 2014. The decrease of cost of sales relative to revenue growth was driven by solutions in our Other segment which relate to broadband or cloud services at lower costs than wireless services. The increase in hardware and other costs related primarily to our higher hardware and other revenue. Cost of hardware and other revenue as a percentage of hardware and other revenue was 80% and 82% for the second quarters of 2015 and 2014 and 78% and 80% for the second half of 2015 and 2014. These cost savings came from a mix of better supply chain management and logistics and cost of our hardware. Total cost of revenue as percent to total revenue was 39% and 43% for the second quarters of 2015 and 2014 and 38% and 41% for the first half of 2015 and 2014.
Sales and Marketing Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Sales and marketing	$8,064	$6,670	21%	$15,980	$11,766	36%
% of total revenue	16%	16%		16%	15%
The $1.4 million increase in sales and marketing expense for the second quarter of 2015 compared to the second quarter of 2014 was due to an increase in our sales force and our marketing team. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.5 million compared to the same period in the prior year. Our consulting fees increased $0.3 million to support our sales and marketing teams and for international expansion. These increases were partially offset by a $1.2 million decrease in marketing and advertising expenses in the second quarter of 2015 due to the delay of marketing initiatives. The $4.2 million increase in sales and marketing expense for the first half of 2015 compared to the first half of 2014 was due to an increase in our sales force and our marketing team. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $3.0 million compared to the same period in the prior year. Our consulting fees increased $0.6 million to support our sales and marketing teams and for international expansion. These increases were partially offset by a $1.0 million decrease in marketing and advertising expenses in the second quarter of 2015. Our Other segment contributed 11% of the increase sales and marketing expense for both the second quarter and first half of 2015 compared to the same periods in 2014 primarily due to personnel and related costs. The number of employees in our sales and marketing teams increased from 121 at June 30, 2014 to 182 at June 30, 2015.
General and Administrative Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
General and administrative	$8,514	$7,209	18%	$15,584	$12,429	25%
% of total revenue	16%	17%		16%	16%

The $1.3 million increase in general and administrative expense for the second quarter of 2015 compared to the second quarter of 2014 was primarily due an increase in employees and facilities to support our growth and due to an increase in stock-based compensation. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.5 million compared to the same period in the prior year. Included in this increase is $0.8 million of stock-based compensation for the repurchase of an employee's awards. Our rent expense increased $0.7 million in 2015 compared to 2014 due to new facilities. The $3.2 million increase in general and administrative expense for the first half of 2015 compared to the first half of 2014 was primarily due an increase in employees and facilities to support our growth. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.7 million compared to the same period in the prior year. Included in this increase is $0.8 million of stock-based compensation for the repurchase of an employee's awards. Our rent expense increased $1.4 million in 2015 compared to 2014 due to new facilities. General and administrative expense from our Other segment remained consistent for the second quarter and decreased $0.2 million primarily from personnel and related costs for the first half of 2015 compared to the same periods of 2014. The number of employees in general and administrative functions increased from 44 at June 30, 2014 to 55 at June 30, 2015.
Research and Development Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Research and development	$9,079	$5,764	58%	$16,831	$10,374	62%
% of total revenue	17%	14%		17%	13%
The $3.3 million increase in research and development expense for the second quarter of 2015 compared to the second quarter of 2014 was due to an increase in employees in research and development functions. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $2.0 million compared to the same period in the prior year. The $6.5 million increase in research and development expense for the first half of 2015 compared to the first half of 2014 was due to an increase in employees in research and development functions. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $3.9 million compared to the same period in the prior year. In addition, research and development expenses including those performed by external consultants increased by $0.5 million compared to the first half of 2014. Research and development expense also increased by 17% for the second quarter and first half of 2015 compare to the same periods in 2014 primarily due to personnel and related expense for our Other segment. The number of employees in research and development functions increased from 147 at June 30, 2014 to 242 at June 30, 2015.
Amortization and Depreciation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Amortization and depreciation	$1,528	$850	80%	$2,866	$1,656	73%
% of total revenue	3%	2%		3%	2%
The increase in amortization and depreciation for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to an increase in depreciation for additional computer equipment and from the expansion of our headquarters to accommodate our growth in headcount, as well as the purchase of equipment for our network operations centers. In addition, our amortization increased related to the acquired intangibles for our Secure-i and SecurityTrax acquisitions which occurred in the fourth quarter of 2014 and the first quarter of 2015.
Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Interest expense	$(42)	$(55)	(24)%	$(84)	$(113)	(26)%
% of total revenue	—%	—%		—%	—%
The decrease in interest expense was due to lower average borrowings outstanding and a more favorable interest rate on our 2014 Facility than on our prior debt facility, which was replaced by our 2014 Facility in May 2014.

Other Income / (Expense), Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Other income / (expense), net	$(62)	$—	100%	$(55)	$10	(650)%
% of total revenue	—%	—%		—%	—%
Included in other income / (expense), net is interest income earned on notes receivable partially offset by losses of an equity method investment that is in the start-up phase of its operations. We expect that this investment will continue to incur losses in the near term.
Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Provision for income taxes	$1,664	$1,431	16%	$3,714	$4,228	(12)%
% of total revenue	3%	3%		4%	5%
Our effective tax rate decreased from 41% in the second quarter of 2014 to 40% in the second quarter of 2015. There were no individually material drivers of the change in rate between periods. Our effective tax rate was unchanged from 40% in the first half of 2014 to 40% in the first half of 2015.
Segment Information
We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platform for the connected home and related connected home solutions. Our Alarm.com segment also includes the results of Horizon Analog, a research company that focuses on cost-effective collection and analysis of data relating energy usage and consumer behavior and energy disaggregation, Secure-i, a commercial video as a service provider, and SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed over 97% of our revenue for the three and six months ended June 30, 2015 and 2014. Our Other segment is focused on researching and developing home and commercial automation and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue. Our Other segment grew from 35 employees at January 1, 2014 to 89 employees at June 30, 2015.

	Three Months Ended June 30,
Segment Information	2015					2014
(in thousands)	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total
Revenue	$50,753	$1,580	$(130)	$(254)	$51,949	$42,147	$129	$(198)	$—	$42,078
Operating expenses	22,012	5,173	—	—	27,185	17,051	3,442	—	—	20,493

	Six Months Ended June 30,
Segment Information	2015					2014
(in thousands)	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total
Revenue	$95,618	$3,641	$(520)	$(779)	$97,960	$78,674	$587	$(332)	$—	$78,929
Operating expenses	41,953	9,308	—	—	51,261	29,829	6,396	—	—	36,225

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2015, there were no material changes to our critical accounting policies and use of estimates from those disclosed in the final prospectus for our initial public offering dated as of June 26, 2015 and filed with the SEC pursuant to Rule 424(b)(4).
Liquidity and Capital Resources
Working Capital, Excluding Deferred Revenue
The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of June 30,	As of December 31,
	2015	2014
Cash and cash equivalents	$20,883	$42,572
Accounts receivable, net	23,568	17,259
Working capital, excluding deferred revenue	30,378	50,795
Our cash and cash equivalents as of June 30, 2015 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.
Liquidity and Capital Resources
We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Over the next twelve months, we expect our capital expenditure requirements to be approximately $10 million to $12 million, including approximately $6 million to $8 million anticipated for leasehold improvements related to the relocation of our corporate headquarters. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our stockholders.
Sources of Liquidity
As of June 30, 2015, we had $20.9 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.
To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. Prior to our IPO, we had raised $28.2 million in net cash primarily from the sale of preferred stock and, to a lesser extent, from the proceeds of sales of common stock and stock option exercises.
In May 2014, we entered into a $50 million revolving credit facility, or the 2014 facility, with SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. As of June 30, 2015, $6.7 million was outstanding, letters of credit in the amount of $2.8 million were utilized and $40.5 million remained available for borrowing under the 2014 facility. The 2014 facility contains various financial and other covenants that require us to maintain a maximum consolidated coverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions. The 2014 facility is secured by substantially all of our assets, including our intellectual property. As of June 30, 2015, we were in compliance with all covenants under the 2014 facility. The 2014 facility is discussed in more detail below under “—Debt Obligations.”

Dividends

On June 12, 2015, our board of directors declared a cash dividend on our common and preferred stock in the amount of (1) $0.36368 per share of common stock and Series A preferred stock and (2) $0.72736 per share of Series B preferred stock and Series B-1 preferred stock or $20.0 million in the aggregate. The dividends were paid on June 26, 2015 to our stockholders of record as of June 12, 2015. The decrease in cash and cash equivalents as of June 30, 2015 compared to December 31, 2014, was primarily from the payment of the dividend during our second quarter.
We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our credit facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.
Initial Public Offering

On July 1, 2015 we closed our IPO of 7,000,000 shares of common stock at an offering price of $14.00 per share, resulting in gross proceeds of approximately $98.0 million. In addition, on July 8, 2015, we closed the underwriters exercise of their over-allotment option to purchase 525,000 additional shares of our common stock from us, resulting in additional gross proceeds of approximately $7.4 million. We raised a total of $105.4 million in gross proceeds from the IPO, or approximately $93.0 million in net proceeds after deducting underwriting discount and commission of $7.4 million and offering costs of $5.0 million. The accompanying consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to June 30, 2015. As of June 30, 2015, we had not received any such proceeds. Subsequent to June 30, 2015, we invested a portion of the net offering proceeds into money market securities. As of June 30, 2015, $1.3 million of expenses incurred in connection with our initial public offering had not yet been paid.
Upon completion of the IPO in the third quarter of 2015, all outstanding shares of convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock and we issued 7,525,000 shares of common stock. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204428), which was declared effective by the SEC on June 25, 2015.
The principal purposes of this offering were to increase our financial flexibility, create a public market for our common stock, and facilitate our future access to the capital markets. We also expect to use the net proceeds of this offering for working capital and other general corporate purposes. We may use a portion of the proceeds from this offering for acquisitions or strategic investments in complementary businesses or technologies, although we do not currently have any plans for any such acquisitions or investments. These expectations are subject to change.
Historical Cash Flows
The following table sets forth our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities	$7,716	$6,615
Cash flows (used in) / from investing activities	(8,917)	(2,528)
Cash flows (used in) / from financing activities	(20,488)	543
Operating Activities
Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and accounts payable, accrued expenses and other current liabilities, adjusted for non-cash expense items such as amortization and depreciation, and stock-based compensation.
For the first half of 2015, cash flows from operating activities were $7.7 million, an increase of $1.1 million from the first half of 2014, as the result of a $2.6 million increase in cash from operating assets and liabilities partially offset by a $0.8 million decrease in net income and a $0.7 million decrease in adjustments for non-cash items. Our accounts receivable balance increased primarily from our increase in sales and timing of payments. Our accounts payable, accrued expenses and other current liabilities balance increased primarily from the increase in operating expenses. The cash flows from operating activities consisted of cash generated by our $5.6 million of net income and $3.6 million of adjustments for non-cash items offset by $1.5 million of changes in operating assets and liabilities. Adjustments for non-cash items in the first half of 2015 included

$2.9 million for amortization and depreciation, $2.1 million for deferred income taxes, $1.4 million for stock-based compensation, $0.8 million for reserve for product returns, and $0.4 million for provision for doubtful accounts. Adjustments for non-cash items in the first half of 2014 included $1.7 million for amortization and depreciation, $1.6 million for stock-based compensation, and $1.0 million for reserve for product returns.
Investing Activities
Our investing activities include acquisitions, capital expenditures, minority equity investments in companies, notes receivable issued to companies with offerings complementary to ours and payments made to license intellectual property. Our capital expenditures have primarily been for general business use, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, computer equipment used internally, and expansion of our network operations centers.
During the first half of 2015, our cash used in investing activities was $8.9 million primarily from the purchase of certain assets of SecurityTrax for $5.6 million. Capital expenditures were $2.0 million and $2.3 million in the first half of 2015 and 2014. We purchased licenses to patents of $1.0 million in the first half of 2015.
Financing Activities
Cash generated by financing activities include proceeds from the sale of preferred stock and common stock, borrowings under credit facilities, and proceeds from the issuance of common stock from employee option exercises. Cash used in financing activities includes repurchases of preferred stock and common stock, dividends paid on our preferred stock and common stock, and repayments of debt under our credit facilities.
During the first half of 2015, our cash used in financing activities was $20.5 million primarily related to the $20.0 million dividend paid in June 2015. In connection with our preparation for our initial public offering, we paid $1.2 million of deferred offering costs, primarily for legal and accounting fees. During the first half of 2014, we received $1.5 million of proceeds from the early exercise of employee stock-based awards, we paid $1.1 million of deferred offering costs and we utilized borrowings of $6.7 million under our new 2014 Facility to extinguish and repay $7.5 million of debt outstanding.
Contractual Obligations
The following table discloses aggregate information about our material contractual obligations and periods in which payments were due as of June 30, 2015. Future events could cause actual payments to differ from these estimates. As of June 30, 2015, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt:	(in thousands)
Principal payments	$6,700	$—	$6,700	$—	$—
Interest payments	315	170	145	—	—
Unused line fee payments	160	86	74	—	—
Operating lease commitments	33,967	2,728	6,785	6,396	18,058
Other long-term liabilities	152	—	152	—	—
Total contractual obligations	$41,294	$2,984	$13,856	$6,396	$18,058
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.

As of June 30, 2015, we have outstanding letters of credit under our 2014 Facility to our manufacturing partners in the amount of $2.8 million.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Debt Obligations
On May 8, 2014, we repaid all of the outstanding principal and interest under our previous term loan and replaced it with a $50.0 million revolving credit facility, or the 2014 Facility, with SVB, as administrative agent, and a syndicate of lenders. We utilized $6.7 million under this facility to repay in full our indebtedness under our previous term loan. The 2014 Facility includes an option to increase the borrowing capacity to $75.0 million with the consent of the lenders. The 2014 Facility is available to us to finance working capital and certain permitted acquisitions and investments, and is secured by substantially all of our assets, including intellectual property. The 2014 Facility matures in May 2017.
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. Borrowings under LIBOR rates accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than or equal to 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.25%, ABR plus 1.5%, and ABR plus 1.75% when our consolidated leverage ratio is less than or equal to 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than 2.00:1.00, respectively. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. For the six months ended June 30, 2015, the effective interest rate on the 2014 Facility was 2.51%.
The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 2.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of June 30, 2015, we were in compliance with all covenants under the 2014 Facility.

Non-GAAP Measures
We define Adjusted EBITDA as our net income before interest and other expense / (income), net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense including repurchases of stock-based share awards and legal costs incurred in connection with certain intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense including repurchases of stock-based share awards. See the following table for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
We have included Adjusted EBITDA in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends and generate future operating plans, make strategic decisions regarding the allocation of capital, and investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Adjusted EBITDA
Net Income	$2,509	$2,076	$5,550	$6,349
Adjustments:
Other expense / income, net	104	55	139	103
Provision for income taxes	1,664	1,431	3,714	4,228
Amortization and depreciation expense	1,528	850	2,866	1,656
Stock-based compensation expense	1,605	831	2,166	1,619
Litigation expense	513	—	513	63
Total adjustments	5,414	3,167	9,398	7,669
Adjusted EBITDA	$7,923	$5,243	$14,948	$14,018
Seasonality
We have historically experienced seasonality in our revenue as a result of a subset of our service providers who use a summer sales business model where they substantially increase the size of their sales force and sell the majority of our connected home solutions over the summer months. Because a small number of our largest service providers have utilized a summer business model in the past, our revenue has generally been higher in the second and third quarters of the year. As we continue to expand our service provider base and add new service providers who do not rely heavily on a summer business model, we generally expect these seasonal trends to decline and become less prominent in the future.
ITEM 3. Qualitative and Quantitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.
Interest Rate Risk
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our credit facilities with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of December 31, 2014, an increase or decrease in the interest rate on our SVB facilities by 100 basis points would increase or decrease our interest expense by $67,000, respectively. As of June 30, 2015, an increase or decrease in the interest rate on our SVB facility by 100 basis points would increase or decrease our interest expense by $67,000, respectively.
Foreign Currency Exchange Risk
Substantially all of our revenue and operating expenses are denominated in U.S. dollars, therefore, we do not believe that our exposure to foreign currency exchange risk is material to our business, financial condition or results of operations. If a significant portion of our revenue and operating expenses were to become denominated in currencies other than U.S. dollars, we may not be able to effectively manage this risk, and our business, financial condition and results of operations could be adversely affected by translation and by transactional foreign currency conversions.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. As a result it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses may have been identified. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies and our status as an emerging growth company under the JOBS Act.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking preliminary and permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using, and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before deciding whether to purchase shares of our common stock. If any of the following risks is realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
Our quarterly results of operations have fluctuated and are likely to continue to fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.
Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, including revenue related to the product mix that we sell, including the relative sales related to our platform and solutions and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•	the portion of our revenue attributable to software-as-a-service, or SaaS, and license versus hardware and other sales;

•	fluctuations in demand, including due to seasonality, for our platform and solutions;

•	changes in pricing by us in response to competitive pricing actions;

•	our ability to increase, retain and incentivize the service providers that market, sell, install and support our platform and solutions;

•	the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;

•	the timing and success of introductions of new solutions, products or upgrades by us or our competitors and the entrance of new competitors;

•	changes in our business and pricing policies or those of our competitors;

•	the ability to accurately forecast revenue as we generally rely upon our service provider network to generate new revenue;

•	our ability to control costs, including our operating expenses and the costs of the hardware we purchase;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	our ability to successfully manage any future acquisitions of businesses;

•	issues related to introductions of new or improved products such as shortages of prior generation products or short-term decreased demand for next generation products;

•	the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new solutions or paying litigation expenses;

•	the ability to effectively manage growth within existing and new markets domestically and abroad;

•	changes in the payment terms for our platform and solutions;

•	the strength of regional, national and global economies; and

•	the impact of natural disasters or manmade problems such as terrorism.
Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance.
We may not sustain our growth rate and we may not be able to manage any future growth effectively.
We have experienced significant growth in a short period of time. Our revenue increased from $37.2 million in 2010 to $167.3 million in 2014 and to $98.0 million in the six months ended June 30, 2015. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.
Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•	maintain our relationships with existing service providers and add new service providers;

•	increase our subscriber base and cross-sell additional solutions to our existing subscribers;

•	add sales and marketing personnel;

•	expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.
We intend to increase our investment in research and development, sales and marketing, and general and administrative functions and other areas to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our operating results.
If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or enhancements to our existing solutions and we may fail to satisfy subscriber and service provider requirements, maintain the quality of our solutions, execute on our business plan or respond to competitive pressures, which could result in our financial results suffering and a decline in our stock price.
We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.
We increased our number of full-time employees from 165 to 253 to 400 at December 31, 2012, 2013 and 2014, respectively. Our revenue increased from $96.5 million in 2012 to $130.2 million in 2013 to $167.3 million in 2014 and to $98.0 million in the six months ended June 30, 2015. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider network, subscriber base, headcount and operations. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service providers and consumers.
The markets in which we participate are highly competitive and many companies, including large technology companies, broadband and security service providers and other managed service providers, are actively targeting the home automation, security monitoring, video monitoring and energy management markets. If we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.
We compete in several markets, including home automation, security monitoring, video monitoring and energy management. The markets in which we participate are highly competitive and competition may intensify in the future.
Our ability to compete depends on a number of factors, including:

•	our platform and solutions’ functionality, performance, ease of use, reliability, availability and cost effectiveness relative to that of our competitors’ products;

•	our success in utilizing new and proprietary technologies to offer solutions and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies;

•	our ability to attract and retain service providers;

•	our name recognition and reputation;

•	our ability to recruit software engineers and sales and marketing personnel; and

•	our ability to protect our intellectual property.

Consumers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In the event a consumer decides to evaluate a new home automation, security monitoring, video monitoring or energy management solution, the consumer may be more inclined to select one of our competitors whose product offerings are broader than those that we offer.
Our current primary competitors include providers of other technology platforms for the connected home, including iControl Networks, Inc. and Honeywell International Inc., that sell to service providers such as cable operators and other home automation providers. In addition, our service providers compete with managed service providers, such as cable television, telephone and security companies like Comcast Corporation, AT&T Inc. and Time Warner Cable Inc., and providers of point products, including Nest Labs, Inc. (acquired by Google Inc.), which offers a thermostat, and DropCam, Inc. (acquired by Nest Labs, Inc.), which offers video monitoring. Because our service providers compete with these entities, we consider them competitive. For example, several cable and telecommunications companies have introduced home automation and security services packages, including interactive security services, which are competitive with our platform and solutions. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market. For example, Apple, Inc. introduced a feature in 2014 that allows some manufacturers’ devices to be controlled through a service in the iOS operating system.
Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, distribution and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging home automation, security monitoring, video monitoring and energy management companies as well as large technology companies. In addition, there may be new technologies that are introduced that reduce demand for our solutions or make them obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and negatively affect our ability to grow our business.
Aggressive business tactics by our competitors may reduce our revenue.
Increased competition in the markets in which we compete may result in aggressive business tactics by our competitors, including:

•	selling at a discount;

•	offering products similar to our platform and solutions on a bundled basis at no charge;

•	announcing competing products combined with extensive marketing efforts;

•	providing financing incentives to consumers; and

•	asserting intellectual property rights irrespective of the validity of the claims.
Our service providers may switch and offer the products and services of competing companies, which would adversely affect our sales and profitability. Competition from other companies may also adversely affect our negotiations with service providers and suppliers, including, in some cases, requiring us to lower our prices. Opportunities to take market share using innovative products, services and sales approaches may also attract new entrants to the field. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of service providers offering our platform and solutions and, as a result, our revenue and profitability could be adversely affected.
If we fail to compete successfully against our current and future competitors, or if our current or future competitors employ aggressive business tactics, including those described above, demand for our platform and solutions could decline, we could experience cancellations of our services to consumers, or we could be required to reduce our prices or increase our expenses.
The proper and efficient functioning of our network operations centers and data back-up systems is central to our solutions.
Our solutions operate with a cloud-based architecture and we update our solutions regularly while our solutions are operating. If our solutions and/or upgrades fail to operate properly, our solutions could stop functioning for a period of time, which could put our users at risk. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our network operations centers and data back-up systems. Although our network operations centers have back-up computer and power systems, if there is a catastrophic event, natural disaster, terrorist attacks, security breach or other extraordinary event, we may be unable to provide our subscribers with uninterrupted monitoring service. Furthermore, because data back-up systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, human error, computer viruses, computer hacking, data corruption and a range of other hardware, software and network problems), we cannot guarantee that we will not experience data back-up failures in the future. A significant or large-scale malfunction or interruption of our network operations centers or data back-up systems could adversely affect our ability to keep our operations running efficiently. If a malfunction results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.
We sell security and life safety solutions and if our solutions fail for any reason, we could be subject to liability and our business could suffer.
We sell security and life safety solutions, which are designed to secure the safety of our subscribers and their residences or business. If these solutions fail for any reason, including due to defects in our software, a carrier outage, a failure of our network operating center, a failure on the part of our service providers or user error, we could be subject to liability for such failures and our business could suffer.
Our platform and solutions may contain undetected defects in the software, infrastructure, third-party components or processes. If our platform or solutions suffer from defects, we could experience harm to our branded reputation, claims by our subscribers or service providers or lost revenue during the period required to address the cause of the defects. We may find defects in new or upgraded solutions, resulting in loss of, or delay in, market acceptance of our platform and solutions, which could harm our business, results of operations and financial condition.
Since solutions that enable our platform are installed by our service providers, if they do not install or maintain such solutions correctly, our platform and solutions may not function properly. If the improper installation or maintenance of our platform and solutions leads to service failures after introduction of, or an upgrade to, our platform or a solution, we could experience harm to our branded reputation, claims by our subscribers or service providers or lost revenue during the period required to address the cause of the problem. Further, we rely on our service providers to provide the primary source of support and ongoing service to our subscribers and, if our service providers fail to provide an adequate level of support and services to our subscribers, it could have a material adverse effect on our reputation, business, financial condition or results of operations.
Any defect in, or disruption to, our platform and solutions could cause consumers not to purchase additional solutions from us, prevent potential consumers from purchasing our platform and solutions or harm our reputation. Although our contracts with our service providers limit our liability to our service providers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our service providers or our subscribers, which may require us to spend significant time and money in litigation or arbitration, or to pay significant settlements or damages. Defending a lawsuit, regardless of its merit, could be costly, divert management's attention and affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. Although we currently maintain some warranty reserves, we cannot assure you that these warranty reserves will be sufficient to cover future liabilities.

We rely on our service provider network to acquire additional subscribers, and the inability of our service providers to attract additional subscribers or retain their current subscribers could adversely affect our operating results.
Substantially all of our revenue is generated through the sales of our platform and solutions by our service providers, and our service providers are responsible for subscriber acquisition, as well as providing customer service and technical support for our platform and solutions to the subscribers. We provide our service providers with specific training and programs to assist them in selling and providing support for our platform and solutions, but we cannot assure that these steps will be effective. In addition, we rely on our service providers to sell our platform and solutions into new markets in the intelligent and connected home space. If our service providers are unsuccessful in marketing, selling, and supporting our platform and solutions, our operating results could be adversely affected.
In order for us to maintain our current revenue sources and grow our revenues, we must effectively manage and grow relationships with our service providers. Recruiting and retaining qualified service providers and training them in our technology and solutions requires significant time and resources. If we fail to maintain existing service providers or develop relationships with new service providers, our revenue and operating results would be adversely affected. In addition, to execute on our strategy to expand our sales internationally, we must develop relationships with service providers that sell into these markets.
Any of our service providers may choose to offer a product from one of our competitors instead of our platform and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a license agreement in November 2013 with Vivint, Inc., or Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this arrangement, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider’s product; however, these monthly fees are less on a per customer basis than fees from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. We must also work to expand our network of service providers to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service providers in our markets, there are a finite number of service providers that are able to perform the types of technical installations required for our platform and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service providers, our business could be harmed.
As the consumers’ product and service options grow, it is important that we enhance our service provider footprint by broadening the expertise of our service providers, working with larger and more sophisticated service providers and expanding the mainstream solutions our service providers offer. If we do not succeed in this effort, our current and potential future service providers may be unable or unwilling to broaden their offerings to include our connected home solution, resulting in harm to our business.
We receive a substantial portion of our revenue from a limited number of service providers, and the loss of, or a significant reduction in, orders from one or more of our major service providers would result in decreased revenue and profitability.
Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service providers. We market and sell our platform and solutions through an all-channel assisted sales model and we derive substantially all of our revenue from these service providers. We generally enter into agreements with our service providers outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These contracts, including our contract with Monitronics International, Inc., typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 5,000 service providers to sell, install and support our platform and solutions, we receive a substantial portion of our revenue from a limited number of channel partners. During the years ended December 31, 2012, 2013 and 2014, our 10 largest revenue service providers accounted for approximately 71.2%, 65.7% and 64.7% of our revenue. Vivint represented greater than 10% but not more than 15% of our revenue in 2012, 2013 and 2014. Monitronics International, Inc. represented greater than 10% but not more than 15% of our revenue in 2012 and greater than 15% but not more than 20% of our revenue in 2013 and 2014. United Technologies Corporation represented greater than 10% but not more than 15% of our revenue in 2014.
We anticipate that we will continue to be dependent upon a limited number of service providers for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual service providers may increase in the future. The loss of one or more key service providers, a reduction in sales through any major service providers or the inability or unwillingness of any of our major service providers to pay for our platform and solutions would reduce our revenue and could impair our profitability.

We have relatively limited visibility regarding the consumers that ultimately purchase our solutions, and we often rely on information from third-party service providers to help us manage our business. If these service providers fail to provide timely or accurate information, our ability to quickly react to market changes and effectively manage our business may be harmed.
We sell our solutions through service providers. These service providers work with consumers to design, install, update and maintain their connected home installations and manage the relationship with our subscribers. While we are able to track orders from service providers and have access to certain information about the configurations of their Alarm.com systems that we receive through our platform, we also rely on service providers to provide us with information about consumer behavior, product and system feedback, consumer demographics and buying patterns. We use this channel sell-through data, along with other metrics, to forecast our revenue, assess consumer demand for our solution, develop new solutions, adjust pricing and make other strategic business decisions. Channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. If we do not receive consumer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.
Consumers may choose to adopt point products that provide control of discrete home functions rather than adopting our connected home platform. If we are unable to increase market awareness of the benefits of our unified solutions, our revenue may not continue to grow, or it may decline.
Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as a thermostat that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected — each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite some of the disadvantages of this approach, may reduce demand for our connected home solutions. If so, our service providers may switch and offer the point products and services of competing companies, which would adversely affect our sales and profitability. If a significant number of consumers in our target market choose to adopt point products rather than our connected home solutions, then our business, financial condition and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.
Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could adversely affect our ability to compete effectively and harm our results of operations.
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, results of operations and financial condition.
We are dependent on our connected home solutions, and the lack of continued market acceptance of our connected home solutions would result in lower revenue.
Our connected home solutions account for substantially all of our revenue and will continue to do so for the foreseeable future. As a result, our revenue could be reduced by:

•	any decline in demand for our connected home solutions;

•	the failure of our connected home solutions to achieve continued market acceptance;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our connected home solutions;

•	technological innovations or new communications standards that our connected home solutions does not address; and

•	our inability to release enhanced versions of our connected home solutions on a timely basis.
We are vulnerable to fluctuations in demand for Internet-connected devices in general and interactive security systems in particular. If the market for connected home solutions grows more slowly than anticipated or if demand for connected home solutions does not grow as quickly as anticipated, whether as a result of competition, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our consumers or other factors, we may not be able to continue to increase our revenue and earnings and our stock price would decline.
A significant decline in our SaaS and license revenue renewal rate would have an adverse effect on our business, financial condition and operating results.
We generally bill our service providers based on the number of subscribers they have on our platform and the features being utilized by subscribers on a monthly basis in advance. Subscribers could elect to terminate our services in any given month. If our efforts and our service providers’ efforts to satisfy our existing subscribers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. We track our SaaS and license revenue renewal rates on an annualized basis, as reflected in the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis — Key Metrics —SaaS and License Revenue Renewal Rate.” However, our service providers, who resell our services to our subscribers, have indicated that they typically have three to five year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service providers. As a result, we may not be able to accurately predict future trends in renewals and the resulting churn. Subscribers may choose not to renew their contracts for many reasons, including the belief that our service is not required for their needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our subscribers may not renew for reasons entirely out of our control, such as moving a residence or the dissolution of their business, which is particularly common for businesses. A significant increase in our churn would have an adverse effect on our business, financial condition, and operating results.
If we are unable to develop new solutions, sell our platform and solutions into new markets or further penetrate our existing markets, our revenue may not grow as expected.
Our ability to increase sales will depend in large part on our ability to enhance and improve our platform and solutions, introduce new solutions in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, the ability to maintain and develop relationships with service providers, the ability to attract, retain and effectively train sales and marketing personnel and the effectiveness of our marketing programs. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our platform and solutions, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our platform and solutions and our ability to design our platform and solutions to meet consumer demand.
We benefit from integration of our solutions with third-party security platform providers. If these developers choose not to partner with us, or are acquired by our competitors, our business and results of operations may be harmed.
Our solutions are incorporated into the hardware of our third-party security platform providers. For example, our hardware platform partners produce control devices that deliver our platform services to subscribers. It may be necessary in the future to renegotiate agreements relating to various aspects of these solutions or other third parties. The inability to easily integrate with, or any defects in, any third-party solutions could result in increased costs, or in delays in new product releases or updates to our existing solutions until such issues have been resolved, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects and could damage our reputation. In addition, if these third-party solution providers choose not to partner with us, choose to integrate their solutions with our competitors’ platforms, or are unable or unwilling to update their solutions, our business, financial condition and results of operations could be harmed. Further, if third-party solution providers that we partner with or that we would benefit from partnering with are acquired by our competitors, they may choose not to offer their solutions on our platform, which could adversely affect our business, financial condition and results of operations.

We rely on wireless carriers to provide access to wireless networks through which we provide our wireless alarm, notification and intelligent automation services, and any interruption of such access would impair our business.
We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks. Any suspension or other interruption of services would adversely affect our ability to provide our services to our service providers and subscribers and may adversely affect our reputation. In addition, the inability to maintain our existing contracts with our wireless carriers or enter into new contracts with such wireless carriers could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to adapt to technological change, including maintaining compatibility with a wide range of devices, our ability to remain competitive could be impaired.
The market for connected home solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new subscribers and increase revenue from existing subscribers will depend in significant part on our ability to anticipate changes in industry standards, to continue to enhance our existing solutions or introduce new solutions on a timely basis to keep pace with technological developments, and to maintain compatibility with a wide range of connected devices in the home and business. We may change aspects of our operating system and may utilize open source technology in the future, which may cause difficulties including compatibility, stability and time to market. The success of this or any enhanced or new product or solution will depend on several factors, including the timely completion and market acceptance of the enhanced or new product or solution. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition.
The technology we employ may become obsolete, and we may need to incur significant capital expenditures to update our technology.
Our industry is characterized by rapid technological innovation. Our platform and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. For example, many of our service providers are currently working to upgrade our solutions that were installed using 2G wireless technology, which could impact the delivery of our solutions for existing subscribers reliant upon 2G wireless technology. It is also possible that one or more of our competitors could develop a significant technical advantage that allows them to provide additional or superior quality products or services, or to lower their price for similar products or services, which could put us at a competitive disadvantage. Our inability to adapt to changing technologies, market conditions or consumer preferences in a timely manner could materially and adversely affect our business, financial condition, cash flows or results of operations.
We depend on our suppliers, and the loss of any key supplier could materially and adversely affect our business, financial condition and results of operations.
Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platform and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 47% of our hardware and other revenue in 2014. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platform and solutions to service providers, which could have a material adverse effect on our business, financial condition and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition and results of operations.
Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract subscribers.
We believe that building and maintaining market awareness, brand recognition and goodwill in a cost-effective manner is critical to our overall success in achieving widespread acceptance of our existing and future solutions and is an important element in attracting new service providers and subscribers. An important part of our business strategy is to increase service provider and consumer awareness of our brand and to provide marketing leadership, services and support to our service provider network. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be hindered by the marketing efforts of our competitors and our reliance on our service providers and strategic partners to promote our brand. If we are unable to cost-effectively maintain and increase awareness of our brand, our business, results of operations and financial condition could be harmed.
We operate in the emerging and evolving connected home market, which may develop more slowly or differently than we expect. If the connected home market does not grow as we expect, or if we cannot expand our platform and solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur additional operating losses.
The market for solutions that bring objects and systems not typically connected to the Internet, such as home automation, security monitoring, video monitoring and energy management solutions, into an Internet-like structure is in an early stage of development, and it is uncertain whether, how rapidly or how consistently this market will develop, and even if it does develop, whether our platform and solutions will be accepted into the markets in which we operate. Some consumers may be reluctant or unwilling to use our platform and solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs and lack of awareness of the benefits of our platform and solutions. Our ability to expand the sales of our platform and solutions into new markets depends on several factors, including the awareness of our platform and solutions, the timely completion, introduction and market acceptance of our platform and solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with service providers, the effectiveness of our marketing programs, the costs of our platform and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our platform and solutions into new markets, or if consumers do not perceive or value the benefits of our platform and solutions, the market for our platform and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

Risks of liability from our operations are significant.
The nature of the solutions we provide, including our interactive security solutions, potentially exposes us to greater risks of liability for employee acts or omissions or system failure than may be inherent in other businesses. Substantially all of our service provider agreements contain provisions limiting our liability to service providers and our subscribers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot assure you that these limitations will be enforced, and the costs of such litigation could have a material adverse effect on us. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.
Failure to maintain the security of our information and technology networks, including information relating to our service providers, subscribers and employees, could adversely affect us.
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our service providers, subscribers and employees, including credit card information for many of our service providers and certain of our subscribers. If security breaches in connection with the delivery of our solutions allow unauthorized third parties to access any of this data or obtain control of our subscribers’ systems, our reputation, business, results of operations and financial condition could be harmed.
The legal, regulatory and contractual environment surrounding information security, privacy and credit card fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of service provider, subscriber, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in loss of confidential information, damage to our reputation, early termination of our service provider contracts, significant costs, fines, litigation, regulatory investigations or actions and other liabilities or actions against us. Moreover, to the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in consumer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. Such an event could additionally result in adverse publicity and therefore adversely affect the market's perception of the security and reliability of our services. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platform and solutions. If any one of these risks materializes our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our strategy includes pursuing acquisitions, and our potential inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results. Future acquisitions of technologies, assets or businesses, which are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.
We have acquired businesses in the past. For example, we acquired EnergyHub, Inc. in 2013 and we acquired the assets of Horizon Analog, Inc. and Secure-i, Inc. in December 2014, and of HiValley Technology Inc. in March 2015. We also believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses. Any acquisitions we complete will give rise to risks, including:

•	incurring higher than anticipated capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel or failing to retain the key personnel of the acquired company or business;

•	failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our platform and solutions;

•	disrupting our ongoing business;

•	diverting our management’s attention and other company resources;

•	failing to maintain uniform standards, controls and policies;

•	incurring significant accounting charges;

•	impairing relationships with employees, service providers or subscribers;

•
finding that the acquired technology, asset or business does not further our business strategy, that we overpaid for the technology, asset or business or that we may be required to write off acquired assets or investments partially or entirely;

•	failing to realize the expected synergies of the transaction;

•	being exposed to unforeseen liabilities and contingencies that were not identified prior to acquiring the company; and

•	being unable to generate sufficient revenue and profits from acquisitions to offset the associated acquisition costs.
Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements, or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.
We expect that the consideration we might pay for any future acquisitions of technologies, assets or businesses could include stock, rights to purchase stock, cash or some combination of the foregoing. If we issue stock or rights to purchase stock in connection with future acquisitions, net income per share and then-existing holders of our common stock may experience dilution.

We may pursue business opportunities that diverge from our current business model, which may cause our business to suffer.
We may pursue business opportunities that diverge from our current business model, including expanding our platform and solutions and investing in new and unproven technologies. For example, in 2013 we entered the energy management market through our acquisition of EnergyHub, and in 2015 we have an initiative to develop smart home devices targeting the global retail market. We can offer no assurance that any such new business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could reduce operating margins and require more working capital, materially and adversely affect our business, financial condition, results of operations and cash flows.
Evolving government and industry regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.
As Internet commerce continues to evolve, federal, state or foreign agencies have adopted and could in the future adopt regulations covering issues such as user privacy and content. We are particularly sensitive to these risks because the Internet is a critical component of our SaaS business model. In addition, taxation of products or services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.
Our platform and solutions enable us to collect, manage and store a wide range of data related to our subscribers’ interactive security, intelligent automation, video monitoring and energy management systems. A valuable component of our platform and solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our service providers, our subscribers and third-party providers. We cannot assure you that the data we require for our proprietary data sets will be available from these sources in the future or that the cost of such data will not increase. The United States federal government and various state governments have adopted or proposed limitations on the collection, distribution, storage and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that is more rigorous governing data collection and storage than in the United States. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Further, in the event of a breach of personal information that we hold, we may be subject to governmental fines, individual claims, remediation expenses, and/or harm to our reputation. Moreover, if future laws and regulations limit our ability to use and share this data or our ability to store, process and share data over the Internet, demand for our platform and solutions could decrease, our costs could increase, and our results of operations and financial condition could be harmed.
Although we are not currently subject to the Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, or HIPAA, which regulates the use, storage, and disclosure of personally identifiable health information, we may modify our platform and solutions to become HIPAA compliant. Becoming fully HIPAA compliant involves adopting and implementing privacy and security policies and procedures as well as administrative, physical and technical safeguards. Additionally, HIPAA compliance requires certain agreements with contracting partners to be in place and the appointment of a Privacy and Security Officer. Endeavoring to become HIPAA compliant may be costly both financially and in terms of administrative resources. It may take substantial time and require the assistance of external resources, such as attorneys, information technology, and/or other consultants. We would have to be HIPAA compliant to provide services for or on behalf of a health care provider or health plan pursuant to which patient information was exchanged. Thus, if we do not become fully HIPAA compliant, our expansion opportunities may be limited. Furthermore, it is possible that HIPAA may be expanded in the future to apply to certain of our platform and/or solutions as currently constituted.
We rely on the performance of our senior management and highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business and results of operations could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Stephen Trundle, our Chief Executive Officer, and our senior information technology managers. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key personnel could interrupt our ability to execute our business plan, as such individuals may be difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.
We provide minimum service level commitments to certain of our service providers, and our failure to meet them could cause us to issue credits for future services or pay penalties, which could harm our results of operations.
Certain of our service provider agreements currently, and may in the future, provide minimum service level commitments regarding items such as uptime, functionality or performance. If we are unable to meet the stated service level commitments for these service providers or suffer extended periods of service unavailability, we are or may be contractually obligated to provide these service providers with credits for future services, provide services at no cost or pay other penalties, which could adversely impact our revenue. We do not currently have any reserves on our balance sheet for these commitments.
We have already incurred and expect to incur a material amount of indebtedness, which could adversely affect our financial health.
We are party to a senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, which we refer to as our Credit Facility, that allows us to draw down an aggregate amount equal to $50.0 million. As of June 30, 2015, we had an outstanding balance of $6.7 million under our Credit Facility. This indebtedness and certain covenants and obligations contained in the related documentation could adversely affect our financial health and business and future operations by, among other things:

•	making it more difficult for us to satisfy our obligations, including with respect to our indebtedness;

•	increasing our vulnerability to adverse economic and industry conditions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the industry in which we operate.
Furthermore, substantially all of our assets, including our intellectual property, secure our Credit Facility. If an event of default under the credit agreement occurs and is continuing, SVB may request the acceleration of the related indebtedness and foreclose on the security interests.

In addition, our Credit Facility restricts our ability to make dividend payments and requires us to maintain a certain leverage ratio, which may restrict our ability to invest in future growth. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In the future, we may not be able to timely secure debt or equity financing on favorable terms or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock, including shares of common stock sold in our initial public offering. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of June 30, 2015 we had $32.2 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
We may be subject to additional tax liabilities, which would harm our results of operations.
We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism or global or regional economic, political and social conditions.
A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platform and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service providers or subscribers that impacts sales during the second or third quarter could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service providers and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platform and solutions, our business, financial condition and results of operations would be harmed.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platform and solutions, which could harm our revenue, results of operations and cash flows.
Our revenue, results of operations and cash flows depend on the overall demand for our platform and solutions. Concerns about the systemic impact of a potential widespread recession, energy costs, geopolitical issues, the availability and cost of credit and the global housing and mortgage markets have contributed to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad. The current unstable general economic and market conditions have been characterized by a dramatic decline in consumer discretionary spending and have disproportionately affected providers of solutions that represent discretionary purchases. While the decline in consumer spending has recently moderated, these economic conditions could still lead to continued declines in consumer spending over the foreseeable future, and may have resulted in a resetting of consumer spending habits that may make it unlikely that such spending will return to prior levels for the foreseeable future.
During weak economic times, the available pool of service providers may decline as the prospects for home building and home renovation projects diminish, which may have a corresponding impact on our growth prospects. In addition, there is an increased risk during these periods that an increased percentage of our service providers will file for bankruptcy protection, which may harm our reputation, revenue, profitability and results of operations. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. Likewise, consumer bankruptcies can detrimentally affect the business stability of our service providers. Prolonged economic slowdowns and reductions in new home construction and renovation projects may result in diminished sales of our platform and solutions. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

Failure to comply with laws and regulations could harm our business.
We conduct our business in the United States and are expanding internationally in various other countries. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, federal securities laws and tax laws and regulations.
We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and possibly other anti-bribery laws, including those that comply with the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing directly or indirectly improper payments or benefits to recipients in the public or private-sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. Our company has direct government interactions and in several cases uses third-party representatives, including dealers, for regulatory compliance, sales and other purposes in a variety of countries. These factors increase our anti-corruption risk profile. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners, and agents will comply with these laws and policies.
We are also subject to data privacy and security laws, anti-money laundering laws (such as the USA PATRIOT Act), and import/export laws and regulations in the United States and in other jurisdictions.
Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. Our platform and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our platform and solutions must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our service providers fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our platform or solutions or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our platform and solutions in international markets, prevent our service providers with international operations from deploying our platform and solutions or, in some cases, prevent the export or import of our platform and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our platform and solutions, or in our decreased ability to export or sell our platform and solutions to existing or potential service providers with international operations. Any decreased use of our platform and solutions or limitation on our ability to export or sell our platform and solutions would likely adversely affect our business, financial condition and results of operations.

In addition, our software contains encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, including restrictions on future export activities, which could harm our business and operating results. Regulatory restrictions could impair our access to technologies needed to improve our platform and solutions and may also limit or reduce the demand for our platform and solutions outside of the United States.
Furthermore, U.S. export control laws and economic sanctions programs prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. Even though we take precautions to prevent our platform and solutions from being shipped or provided to U.S. sanctions targets, our platform and solutions could be shipped to those targets or provided by third-parties despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such programs, could result in decreased use of our platform and solutions, or in our decreased ability to export or sell our platform and solutions to existing or potential service providers, which would likely adversely affect our business and our financial condition.
Changes in laws that apply to us could result in increased regulatory requirements and compliance costs which could harm our business, financial condition and results of operations. In certain jurisdictions, regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm, and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition.
From time to time, we are involved in legal proceedings as to which we are unable to assess our exposure and which could become significant liabilities in the event of an adverse judgment.
We are involved and have been involved in the past in legal proceedings from time to time. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents owned by Vivint. See "Legal Proceedings" for additional details on this matter. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risks related to these suits, and we may be unable to accurately assess our level of exposure. As a result of these proceedings, we have, and may be required to seek, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly. For example, we have initiated and been involved with intellectual property litigation as a result of which we have entered into cross-license agreements relating to our and third-party intellectual property, and in one such case we initiated in 2013 and settled in January 2014, we incurred $11.2 million of legal expense in 2013.

Our business operates in a regulated industry.
Our business, operations and service providers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. Our advertising and sales practices and that of our service provider network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service providers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service providers, and to require our service providers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our service providers’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service providers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business and financial condition. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition and results of operations could be materially and adversely affected.
If the U.S. insurance industry were to change its practice of providing incentives to homeowners for the use of alarm monitoring services, we could experience a reduction in new subscriber growth or an increase in our subscriber attrition rate.
It has been common practice in the U.S. insurance industry to provide a reduction in rates for policies written on homes that have monitored alarm systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, new homeowners who otherwise may not feel the need for alarm monitoring services would be removed from our potential subscriber pool, which could hinder the growth of our business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase our attrition rates. In either case, our results of operations and growth prospects could be adversely affected.
We face many risks associated with our plans to expand internationally, which could harm our business, financial condition, and operating results.
We anticipate that our efforts to expand internationally will entail the marketing and advertising of our platform, solutions and brand. While our platform and solutions are designed for ease of localization, revenue in countries outside of the United States and Canada accounted for less than 1% of our revenue for the year ended December 31, 2014. We also do not have substantial experience in selling our platform and solutions in international markets outside of the United States and Canada or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platform and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.
In addition, conducting expanded international operations subjects us to new risks that we have not generally faced in our current markets. These risks include:

•	localization of our solutions, including the addition of foreign languages and adaptation to new local practices and regulatory requirements;

•	lack of experience in other geographic markets;

•	strong local competitors;

•	the cost and burden of complying with, lack of familiarity with, and unexpected changes in, foreign legal and regulatory requirements, including more stringent privacy regulations;

•	difficulties in managing and staffing international operations;

•	fluctuations in currency exchange rates or restrictions on foreign currency;

•	potentially adverse tax consequences, including the complexities of transfer pricing, value added or other tax systems, double taxation and restrictions and/or taxes on the repatriation of earnings;

•	dependence on third parties, including commercial partners with whom we do not have extensive experience;

•	increased financial accounting and reporting burdens and complexities;

•	political, social, and economic instability, terrorist attacks, and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.
Our software contains encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, including restrictions on future export activities, which could harm our business and operating results. Regulatory restrictions could impair our access to technologies needed to improve our platform and solutions and may also limit or reduce the demand for our platform and solutions outside of the United States.

Risks Related to Our Intellectual Property
If we fail to protect our intellectual property and proprietary rights adequately, our business could be harmed.
We believe that our proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, patents, trademarks, domain names and other measures, some of which afford only limited protection. We also rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology, or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure or inability to adequately protect our intellectual property and proprietary rights could harm our business, financial condition and results of operations.
To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management's attention, and we cannot assure you that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses that could harm our business and results of operations.
The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been involved with patent litigation suits in the past and we may be involved with and subject to similar litigation in the future to defend our intellectual property position. For example, on June 2, 2015, Vivint filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking preliminary and permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using, and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation and our service provider contracts may require us to indemnify them against certain liabilities they may incur as a result of our infringement of any third party intellectual property. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. For example, in 2013, we incurred $11.2 million in legal fees associated with intellectual property litigation that we asserted against a third party and the related counterclaims and in 2014, we incurred $1.4 million of costs related to intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Given that our platform and solutions integrate with all aspects of the home, the risk that our platform and solutions may be subject to these allegations is exacerbated. As we seek to extend our platform and solutions, we could be constrained by the intellectual property rights of others. If our platform and solutions exceed the scope of in-bound licenses or violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our platform and solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and results of operations. If we were compelled to withdraw any of our platform and solutions from the market, our business, financial condition and results of operations could be harmed.
We have indemnity obligations to certain of our service providers for certain expenses and liabilities resulting from intellectual property infringement claims regarding our platform and solutions, which could force us to incur substantial costs.
We have indemnity obligations to certain of our service providers for intellectual property infringement claims regarding our platform and solutions. As a result, in the case of infringement claims against these service providers, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our service providers may seek indemnification from us in connection with infringement claims brought against them. In addition, we may elect to indemnify service providers where we have no contractual obligation to indemnify them and we will evaluate each such request on a case-by-case basis. If a service provider elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.
The use of open source software in our platform and solutions may expose us to additional risks and harm our intellectual property.
Some of our platform and solutions use or incorporate software that is subject to one or more open source licenses and we may incorporate open source software in the future. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user's software to disclose publicly part or all of the source code to the user's software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms or at no cost.

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and accordingly there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our platform and solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our platform and solutions, to re-develop our platform and solutions, to discontinue sales of our platform and solutions or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions.
Although we are not aware of any use of open source software in our platform and solutions that would require us to disclose all or a portion of the source code underlying our core solutions, it is possible that such use may have inadvertently occurred in deploying our platform and solutions. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our platform and solutions without our knowledge, we could, under certain circumstances, be required to disclose the source code to our platform and solutions. This could harm our intellectual property position and our business, results of operations and financial condition.
Risks Related to Owning Our Common Stock
Our share price may be volatile, and you may lose some or all of your investment.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $14.71 to an intraday high of $19.15 through July 31, 2015. Factors that may affect the market price of our common stock include:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	variance in our financial performance from expectations of securities analysts;

•	changes in the prices of our platform and solutions;

•	changes in our projected operating and financial results;

•	changes in laws or regulations applicable to our platform and solutions or marketing techniques;

•	announcements by us or our competitors of significant business developments, acquisitions or new solutions;

•	our involvement in any litigation;

•	our sale of our common stock or other securities in the future;

•	changes in senior management or key personnel;

•	trading volume of our common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic, regulatory and market conditions.
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and non-binding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” for up to five years or such earlier time that we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We are obligated to develop and maintain a system of effective internal controls over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the U.S. Securities and Exchange Commission, or SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors are not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.
We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We will incur increased costs as a result of being a public company.
As a public company, we will incur increased legal, accounting and other costs not incurred as a private company. The Sarbanes-Oxley Act and related rules and regulations of the SEC regulate the corporate governance practices of public companies. We expect that compliance with these requirements will increase our expenses and make some activities more time-consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively affect our financial results.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our future depends in part on the interests and influence of key stockholders.
As of July 1, 2015, our directors, executive officers and holders of more than 5% of our common stock, all of whom are represented on our board of directors, together with their affiliates beneficially own 78.7% of the voting power of our outstanding capital stock. As a result, these stockholders are able to determine the outcome of matters submitted to our stockholders for approval. This ownership could affect the value of your shares of common stock by, for example, these stockholders electing to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination. This concentration of ownership may also adversely affect the market price of our common stock.
We may invest or spend the proceeds of our initial public offering in ways with which you may not agree or in ways which may not yield a return.

A portion of the net proceeds from our initial public offering may be used for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire complementary businesses, products, services or technologies. However, we do not have any agreements or commitments for any acquisitions at this time. Our management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity to assess whether the proceeds are being used appropriately. The net proceeds may be invested with a view towards long-term benefits for our stockholders and this may not increase our operating results or market value. The failure by our management to apply these funds effectively may adversely affect the return on your investment.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue preferred stock, without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;

•
require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;

•	establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;

•
require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;

•	prohibit cumulative voting in the election of directors; and

•	provide that vacancies on our board of directors may be filled only by the vote of a majority of directors then in office, even though less than a quorum.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your common stock in an acquisition.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Future sales of our common stock in the public market could cause our share price to decline.

As of July 31, 2015, 45,567,123 shares of our common stock were issued and outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Of our issued and outstanding shares of our common stock, 8,050,000 of the shares sold in our initial public offering are freely transferable without restrictions or further registration under the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining 37,517,123 outstanding shares of our common stock are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers through December 23, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Recent Sales of Unregistered Equity Securities
From April 1, 2015 through June 30, 2015, we issued and sold an aggregate of 197,265 shares of our common stock to our employees and former employees upon the exercise of stock option awards under our equity plans, at exercise prices ranging from $0.41 to $11.55 per share, for aggregate proceeds of $0.3 million.
From April 1, 2015 through June 30, 2015, pursuant the terms of our equity plans, we granted to our employees and directors stock option awards to purchase an aggregate of 482,276 shares of our common stock at an exercise price of $11.55 per share.
The offers, sales and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, or Rule 701, in that the transactions were by an issuer not involving any public offering or under Section 4(a)(2) of the Securities Act or under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or consultants and received the securities under our equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions.
(b) Use of Proceeds

On July 1, 2015, we closed our initial public offering of 7,000,000 shares of common stock at an offering price of $14.00 per share, resulting in gross proceeds of approximately $98 million. In addition, on July 8, 2015, the underwriters exercised their over-allotment option to purchase 525,000 additional shares of our common stock from us, resulting in additional gross proceeds to us of approximately $7.4 million. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204428), which was declared effective by the SEC on June 25, 2015. Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, and BofA Merrill Lynch acted as joint book-running managers of our initial public offering, which has now terminated, and Stifel, Raymond James & Associates, Inc., William Blair & Company, LLC and Imperial Capital, LLC acted as co-managers.
The net proceeds to us, after deducting underwriting discounts and commission of approximately $7.4 million and offering expenses of approximately $5.0 million, was approximately $93.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of June 30, 2015, we had not received any such proceeds. Subsequent to June 30, 2015, we invested a portion of the net offering proceeds into money market securities. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of on June 25, 2015 and filed with the SEC pursuant to Rule 424(b)(4).
As of June 30, 2015, $1.3 million of expenses incurred in connection with our initial public offering had not yet been paid.
(c) Issuer Purchasers of Equity Securities
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1+	2015 Equity Incentive Plan
10.2+	2015 Employee Stock Purchase Plan
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1) Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on July 2, 2015, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on July 2, 2015, and incorporated herein by reference.

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+ Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vienna, State of Virginia, on August 14, 2015.

ALARM.COM HOLDINGS, INC.

By:	/s/ Jennifer Moyer

Jennifer Moyer
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and on behalf of the registrant)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1+	2015 Equity Incentive Plan
10.2+	2015 Employee Stock Purchase Plan
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1) Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on July 2, 2015, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on July 2, 2015, and incorporated herein by reference.

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+ Indicates management contract or compensatory plan.