Form 10-Q
period 2015-09-30
Alarm.com Holdings, Inc.
filed 2015-11-12
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer ☒	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes [X]  No
As of October 30, 2015, there were 45,574,172 outstanding shares of the registrant's common stock, par value of $0.01 per share.

ALARM.COM®

ALARM.COM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
SaaS and license revenue	$36,158	$28,473	$102,247	$80,652
Hardware and other revenue	17,849	14,359	49,720	41,109
Total revenue	54,007	42,832	151,967	121,761
Cost of revenue: (1)
Cost of SaaS and license revenue	6,764	6,002	19,094	16,679
Cost of hardware and other revenue	13,205	11,546	38,171	32,893
Total cost of revenue	19,969	17,548	57,265	49,572
Operating expenses:
Sales and marketing	8,425	8,107	24,405	19,873
General and administrative	9,932	6,746	25,516	19,175
Research and development	9,836	6,094	26,667	16,468
Amortization and depreciation	1,504	1,058	4,370	2,714
Total operating expenses	29,697	22,005	80,958	58,230
Operating income	4,341	3,279	13,744	13,959
Interest expense	(44)	(40)	(128)	(153)
Other (expense) / income, net	(7)	(80)	(62)	(70)
Income before income taxes	4,290	3,159	13,554	13,736
Provision for income taxes	1,061	492	4,775	4,720
Net income	3,229	2,667	8,779	9,016
Dividends paid to participating securities	—	—	(18,987)	—
Income allocated to participating securities	(50)	(2,549)	—	(8,651)
Net income / (loss) attributable to common stockholders	$3,179	$118	$(10,208)	$365

Per share information attributable to common stockholders:
Net income / (loss) per share:
Basic	$0.07	$0.05	$(0.60)	$0.17
Diluted	$0.07	$0.03	$(0.60)	$0.10
Weighted average common shares outstanding:
Basic	44,922,410	2,429,445	16,910,090	2,211,263
Diluted	46,832,014	4,345,685	16,910,090	3,792,228
Cash dividends declared per share	$—	$—	$0.36	$—
_______________

(1)	Exclusive of amortization and depreciation shown below.
See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,229	$2,667	$8,779	$9,016
Other comprehensive income, net of tax:
Change in unrealized gains on marketable securities	—	33	—	64
Comprehensive income	$3,229	$2,700	$8,779	$9,080
See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$126,601	$42,572
Accounts receivable, net	21,746	17,259
Inventory	9,625	6,852
Deferred tax assets	3,809	3,242
Other current assets	4,535	1,919
Total current assets	166,316	71,844
Property and equipment, net	12,040	8,130
Intangible assets, net	6,879	5,092
Goodwill	24,723	21,374
Deferred tax assets	6,715	5,121
Other assets	6,452	9,371
Total Assets	$223,125	$120,932
Liabilities, redeemable convertible preferred stock and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$24,226	$15,233
Accrued compensation	6,905	5,816
Deferred revenue	2,372	1,699
Total current liabilities	33,503	22,748
Deferred revenue	9,631	9,202
Long-term debt	6,700	6,700
Other liabilities	7,487	1,670
Total Liabilities	57,321	40,320
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock
Series B redeemable convertible preferred stock, $0.001 par value, 0 and 1,809,685 shares authorized; 0 and 1,809,685 shares issued and outstanding as of September 30, 2015 and December 31, 2014, liquidation preference of $0 and $191,132 as of September 30, 2015 and December 31, 2014.	—	136,523
Series B-1 redeemable convertible preferred stock, $0.001 par value, 0 and 1,669,680 shares authorized; 0 and 82,934 shares issued and outstanding as of September 30, 2015 and December 31, 2014, liquidation preference of $0 and $8,759 as of September 30, 2015 and December 31, 2014.	—	6,265
Series A redeemable convertible preferred stock, $0.001 par value, 0 and 3,511,725 shares authorized; 0 and 1,998,257 shares issued and outstanding as of September 30, 2015 and December 31, 2014, liquidation preference of $0 and $24,309 as of September 30, 2015 and December 31, 2014.	—	59,668
Stockholders’ equity / (deficit)
Preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014.	—	—
Common stock, $0.01 par value, 300,000,000 and 100,000,000 shares authorized; 45,568,625 and 2,823,816 shares issued; and 45,443,547 and 2,614,444 shares outstanding as of September 30, 2015 and December 31, 2014.	454	26
Additional paid-in capital	296,444	7,168
Treasury stock (35,523 shares at cost of $1.20 per share)	(42)	(42)
Accumulated other comprehensive income	—	—
Accumulated deficit	(131,052)	(128,996)
Total Stockholders’ Equity / (Deficit)	165,804	(121,844)
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)	$223,125	$120,932

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2015	2014
Net income	$8,779	$9,016
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	420	909
Reserve for product returns	1,148	1,453
Amortization on patents	258	151
Amortization and depreciation	4,370	2,714
Amortization of debt issuance costs	81	43
Deferred income taxes	(2,160)	(1,055)
Change in fair value of contingent liability	180	—
Unrealized gain on derivative instrument	—	(155)
Undistributed losses from equity investees	285	450
Stock-based compensation	2,198	2,365
Other, net	(49)	(196)
Changes in operating assets and liabilities (net of business acquisition):
Accounts receivable	(6,043)	(4,436)
Inventory	(2,724)	(4,799)
Other assets	(1,904)	(1,971)
Accounts payable, accrued expenses and other current liabilities	10,458	845
Deferred revenue	1,095	894
Other liabilities	4,784	260
Cash flows from operating activities	21,176	6,488
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(5,849)	—
Additions to property and equipment	(6,520)	(6,150)
Investment in cost method investee	(54)	—
Sale of cost method investee	—	5
Issuances of notes receivable	(317)	(687)
Purchases of licenses to patents	(1,000)	—
Cash flows used in investing activities	(13,740)	(6,832)
Cash flows from / (used in) financing activities
Proceeds from issuance of common stock from initial public offering, net of underwriting discount and commission	97,976	—
Proceeds from issuance of debt, net of debt issuance costs	—	6,376
Repayments of term loan	—	(7,500)
Dividends paid to common stockholders	(1,013)	—
Dividends paid to employees for unvested shares	(57)	—
Dividends paid to redeemable convertible preferred stockholders	(18,930)	—
Payments of offering costs	(2,632)	(2,100)
Repurchases of common stock	(1)	(3)
Proceeds from early exercise of stock-based awards	124	1,533
Issuances of common stock from equity based plans	300	530
Tax windfall benefit from stock-based awards	826	1,009
Cash flows from / (used in) financing activities	76,593	(155)
Net increase / (decrease) in cash and cash equivalents	84,029	(499)
Cash and cash equivalents at beginning of the period	42,572	33,583
Cash and cash equivalents at end of the period	$126,601	$33,084

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$202,456	$—
Cash not yet paid for business acquisitions	$617	$—
Contingent liability from business acquisition	$880	$—
Cash not yet paid for capital expenditures	$232	$—
Reclassification of deferred offering costs to additional paid-in-capital	$5,024	$—
Deferred offering costs in accounts payable, accrued expenses and other current liabilities	$—	$342

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2015	—	$—	2,614	$26	$7,168	$(42)	$(128,996)	$—	$(121,844)
Issuance of common stock from initial public offering, net of issuance costs	—	—	7,525	75	92,878	—	—	—	92,953
Conversion of redeemable convertible preferred stock to common stock	—	—	35,018	350	202,106	—	—	—	202,456
Common stock issued in connection with equity based plans	—	—	265	3	297	—	—	—	300
Vesting of common stock subject to repurchase	—	—	97	1	342	—	—	—	343
Stock-based compensation expense	—	—	—	—	2,198	—	—	—	2,198
Tax benefit from stock-based awards, net	—	—	—	—	665	—	—	—	665
Modification of employee stock-based award and repurchase of common stock	—	—	(75)	(1)	(45)	—	—	—	(46)
Dividends paid to common stockholders	—	—	—	—	(673)	—	(340)	—	(1,013)
Dividends paid to employees with unvested common stock	—	—	—	—	(38)	—	(19)	—	(57)
Dividends paid to redeemable convertible preferred stockholders	—	—	—	—	(8,454)	—	(10,476)	—	(18,930)
Net income	—	—	—	—	—	—	8,779	—	8,779
Balance, September 30, 2015	—	$—	45,444	$454	$296,444	$(42)	$(131,052)	$—	$165,804
See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2015 and 2014
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
Initial Public Offering

Our registration statement on Form S-1 relating to our IPO was declared effective by the Securities and Exchange Commission (the "SEC") on June 25, 2015. On July 1, 2015, we closed our initial public offering ("IPO") of 7,000,000 shares of common stock at an offering price of $14.00 per share, resulting in gross proceeds of $98.0 million. In addition, on July 8, 2015, we closed the underwriters' exercise of their over-allotment option to purchase up to an additional 525,000 shares of our common stock from us and up to an additional 525,000 shares from the selling stockholders, we issued and sold an additional 525,000 additional shares of our common stock and certain selling stockholders affiliated with ABS Capital Partners sold 525,000 shares of our common stock, resulting in additional gross proceeds to us of $7.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. In total we issued 7,525,000 shares of common stock and raised $105.4 million in gross proceeds, or $93.0 million in net proceeds after deducting underwriting discounts and commissions of $7.4 million and offering costs of $5.0 million. Upon completion of the IPO, on July 1, 2015, all outstanding shares of convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock.

In addition, upon the closing of the IPO, our Certificate of Incorporation was amended and restated to authorize 10,000,000 shares of undesignated preferred stock and 300,000,000 shares of common stock.

Dividend

On June 12, 2015, our board of directors declared a cash dividend on our common and preferred stock in the amount of (1) $0.36368 per share of common stock and Series A preferred stock and (2) $0.72736 per share of Series B preferred stock and Series B-1 preferred stock or $20.0 million in the aggregate. We paid the dividends on June 26, 2015 to our stockholders of record as of June 12, 2015.
Note 2. Basis of Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts and our results of operations and our majority owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2014 appearing in our final prospectus for our IPO dated June 25, 2015 and filed with the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended on June 26, 2015. The condensed balance sheet data as of December 31, 2014 was derived from our audited financial statements, but does not include all disclosures required by GAAP.
In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2015.
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
Recent Accounting Pronouncements
Adopted
On April 10, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The guidance narrowed the definition of discontinued operations for disposal of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The guidance also expands the scope to include equity method investments and businesses that, upon initial acquisition, qualify as held for sale. The expanded disclosure requirements include statement of financial position and statement of cash flows disclosures for all comparative periods. The ASU 2014-08 is effective prospectively for all disposals (or classifications as held for sale) in periods beginning on or after December 15, 2014 with early adoption permitted. We adopted this pronouncement in the first quarter of 2015, and it did not have a material impact on our financial statements.
On August 18, 2015, the FASB issued ASU 2015-15, “Interest- Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, EITF Meeting,” which clarifies the application of ASU 2015-03 related to presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements to allow for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” otherwise requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We adopted these pronouncements in the third quarter of 2015. The adoption did not have an impact on our financial statements. We continue to present the debt issuance costs associated with our revolving credit facility as an asset that is amortized ratably over the term of the agreement.
Not yet adopted
On September 25, 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires entities to apply the guidance prospectively to adjustments to provisional amounts that occur after the effective date. Under current guidance, the acquirer retrospectively adjusts provisional amounts recognized as of the acquisition date with a corresponding adjustment to goodwill. Adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for those adjustments. The amendment is effective for annual periods, including periods within those annual periods beginning after December 15, 2015 with early adoption permitted. We are required to adopt this pronouncement prospectively in the first quarter of 2016, and we do not anticipate that adoption of the pronouncement will have a material impact on our financial statements.
On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date for all entities for one year of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” issued on May 28, 2014. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition guidance in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the FASB Accounting Standards Codification. The guidance also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition - Contract-Type and Production-Type Contracts." ASU 2014-9, as amended, is effective for annual periods, and interim periods within those years, beginning after December 31, 2017. An entity is required to apply the amendments using one of the following two methods: (1) retrospectively to each prior period presented with three possible expedients: (a) for completed contracts that begin and end in the same reporting period no restatement is required; (b) for completed contract with variable consideration an entity may use the transaction price at completion rather than restating estimated variable consideration amounts in comparable reporting periods; and (c) for comparable reporting periods before date of initial application reduced disclosure requirements related to transaction price; (2) retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application with additional disclosures for the differences of the prior guidance to the reporting periods compared to the new guidance and an explanation of the reasons for significant changes. We are required to adopt ASU 2014-09 in the first quarter of 2018, and we are currently assessing the impact of this pronouncement on our financial statements.

On July 22, 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The guidance does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost provided that it is not above the ceiling (net realizable value) or below the floor (net realizable value less an approximately normal profit margin) which is unnecessarily complex. The amendment does not change other guidance on measuring inventory. The amendment is effective for annual periods, including periods within those annual periods beginning after December 15, 2016 with early adoption permitted. We are required to adopt this pronouncement prospectively in the first quarter of 2017, and we are currently assessing the impact of this pronouncement on our financial statements.
On April 15, 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal- Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The amendment requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendment is effective for annual periods, including periods within those annual periods beginning after December 31, 2015 with early adoption permitted. We can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are required to adopt this pronouncement in the first quarter of 2016, and we are currently assessing the impact of this pronouncement on our financial statements.
On February 18, 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs"). The amendment eliminates the presumption that a general partner should consolidate a limited partnership. The amendment affects the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships. The amendment also provides a scope exception from consolidation guidance for reporting entities that comply with the requirements for registered money market funds. We are required to adopt ASU 2015-02 in the first quarter of 2016, and we do not anticipate that adoption of the pronouncement will have a material effect on our financial statements.
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
On June 19, 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718),” which affects any entity that grants its employees share-based payments in which the terms of the award stipulate that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. We are required to adopt ASU 2014-12 in the first quarter of 2016 and the adoption of this standard is not expected to have a material effect on our financial statements.

Note 3. Accounts Receivable, Net
The components of accounts receivable are as follows (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable	$25,473	$20,494
Allowance for doubtful accounts	(1,783)	(1,397)
Allowance for product returns	(1,944)	(1,838)
Accounts receivable, net	$21,746	$17,259
For the three and nine months ended September 30, 2015, we recorded a $0.3 million and a $1.1 million reserve for product returns in our hardware and other revenue. For the three and nine months ended September 30, 2014, we recorded a $0.5 million and a $1.5 million reserve for product returns in our hardware and other revenue. For the three and nine months ended September 30, 2015, we recorded a $0.0 million and a $0.4 million provision for doubtful accounts receivable. For the three and nine months ended September 30, 2014, we recorded a $0.4 million and a $0.9 million provision for doubtful accounts receivable. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.
Note 4. Inventory
The components of inventory are as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$6,633	$3,371
Finished goods	2,992	3,481
Total inventory	$9,625	$6,852
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
Goodwill of $3.3 million reflects the value of acquired workforce and expected synergies from pairing SecurityTrax's solutions to security service providers with our offerings. The goodwill will be deductible for tax purposes. We developed our estimate of the fair value of intangible net assets using a multi-period excess earnings method for customer relationships, the relief from royalty method for the developed technology, replacement cost method for the developed technology home page and the relief from royalty method for the trade name. The purchase price allocation presented above is preliminary as we are currently in the process of completing fair value estimates for the intangible assets.

Fair Value of Net Assets Acquired and Intangibles
In accordance with ASC 805, the assets and liabilities of SecurityTrax we acquired were recorded at their respective fair values as of March 13, 2015, the date of the acquisition.
Customer Relationships
We recorded the customer relationships intangible separately from goodwill based on determination of the length, strength and contractual nature of the relationship that SecurityTrax shared with its customers. We valued two groups of customer relationships using the multi-period excess earnings method, an income approach. We used several assumptions in the income approach, including revenue growth, operating expenses, charge for contributory assets, and a 22.5% discount rate used to calculate the present value of the cash flows. For the second group of customer relationships, we used the same assumptions in addition to a customer retention rate of 90%. We are amortizing the customer relationships, valued at $1.7 million, on a straight-line basis over a weighted-average estimated useful life of 7 years.
Developed Technology
Developed technology recorded separately from goodwill consists of intellectual property such as proprietary software used internally for revenue producing activities. SecurityTrax’s proprietary software is offered for sale on a SaaS hosted basis to customers. We valued the developed technology by applying the relief from royalty method, an income approach. We used several assumptions in the relief from royalty method, which included revenue growth, a market royalty rate of 25% and a 22.5% discount rate used to the calculate the present value of the cash flows. An additional component of the developed technology which we refer to as the "home page" organized customer data and functioned as the billing and administration tool. We valued the home page component by applying the replacement cost model, a cost approach. We used several assumptions in the replacement cost approach, which included analyzing costs that a company would expect to incur to recreate an asset of equivalent utility. In addition, we made an adjustment for developer’s profit of 30.4% which brought the asset to fair value on an exit-price basis. We are amortizing the developed technology, valued at $1.4 million, on a straight-line basis over a weighted-average estimated useful life of 8 years.
Contingent Consideration Liability
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, to the former owners will be determined based on revenue and EBITDA of the acquired business for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. We used several assumptions including an 8.45% discount rate and a 7.5% revenue risk adjustment. We recorded the contingent consideration, valued at $0.7 million, as a contingent consideration liability in other liabilities in our consolidated balance sheet. At each reporting date we will remeasure the liability and record any changes in general and administrative expense, until we pay the contingent consideration, if any, in the first quarter of 2018. As of September 30, 2015, we adjusted the fair value of the contingent consideration liability to $0.9 million using the same method with a 10.75% discount rate and a 6.7% revenue risk adjustment, which resulted in $0.2 million of expense.
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
Horizon Analog Acquisition
On December 10, 2014, in accordance with an asset purchase agreement, we completed our purchase of certain assets of Horizon Analog, Inc. (“Horizon Analog”) that constituted a business. Horizon Analog is a producer of research that focuses on cost-effective collection and analysis of data relating to energy usage and consumer behavior and energy disaggregation. Total consideration included $0.6 million in cash and $0.1 million in cash not yet paid. We recorded less than $0.1 million of property and equipment and $0.7 million of goodwill in connection with the acquisition, which reflects the acquired workforce and synergies expected from combining our operations with those of Horizon Analog. The goodwill is deductible for tax purposes. We included the results of Horizon Analog’s operations since its acquisition date in the Alarm.com segment.
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

	Pro forma Nine Months Ended September 30,
	2015	2014
Revenue	$152,189	$122,994
Net income	8,735	8,274
Note 6. Goodwill and Intangible Assets, Net
The changes in goodwill by operating segment are outlined below for the nine months ended September 30, 2015 (in thousands):

	Alarm.com	Other	Total
Balance as of December 31, 2014	$21,374	$—	$21,374
Goodwill acquired	3,349	—	3,349
Balance as of September 30, 2015	$24,723	$—	$24,723
The $3.3 million of acquired goodwill in the Alarm.com segment was related to the acquisition of SecurityTrax in March 2015. See Note 5 for additional information regarding this acquisition.
There were no impairments of goodwill recorded during the three and nine months ended September 30, 2015 or 2014.
The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended September 30, 2015 (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Other	Total
Balance as of December 31, 2014	$3,853	$918	$94	$227	$5,092
Intangible assets acquired	1,699	1,407	271	—	3,377
Amortization	(828)	(613)	(61)	(88)	(1,590)
Balance as of September 30, 2015	$4,724	$1,712	$304	$139	$6,879
For the three and nine months ended September 30, 2015, we recorded $0.6 million and $1.6 million of amortization related to our intangible assets. For the three and nine months ended September 30, 2014, we recorded $0.4 million and $1.2 million of amortization related to our intangible assets.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- average Remaining Life
Customer relationships	$10,666	$(5,942)	$4,724	4.6
Developed technology	5,390	(3,678)	1,712	5.1
Trade name	914	(610)	304	5.2
Other	234	(95)	139	1.2
Total intangible assets	$17,204	$(10,325)	$6,879

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- average Remaining Life
Customer relationships	$8,967	$(5,114)	$3,853	4.4
Developed technology	3,983	(3,065)	918	1.6
Trade name	643	(549)	94	1.8
Other	234	(7)	227	1.9
Total intangible assets	$13,827	$(8,735)	$5,092
The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year ending December 31,	Amortization
2015	$538
2016	1,726
2017	1,400
2018	1,329
2019 and thereafter	1,886
Note 7. Investments in Other Entities
Cost Method Investment in Connected Home Service Provider
On September 4, 2012, we purchased 20,000 Series A Convertible Preferred Membership Units of a Brazilian connected home solutions provider for $15.00 per unit, or $0.3 million, for a 12.2% interest on a fully diluted basis in this entity. On June 26, 2013, we entered into an agreement with the same company to purchase 2,667 Series B Convertible Preferred Membership Units at $26.22 per unit, or $0.1 million, which brought our aggregate interest to 12.4% on a fully diluted basis. On April 15, 2015, we entered into an additional agreement with the same company to purchase 2,333 Series B-1 Convertible Preferred Membership Units at $23.31 per unit or $0.1 million, which brought our aggregate equity interest to 12.6% on a fully diluted basis. The entity resells our products and services to residential and commercial customers in Brazil. Based upon the level of equity investment at risk, the connected home service provider is a VIE. We do not control the marketing, sales, installation, or customer maintenance functions of the entity and therefore do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of the entity and do not consolidate its financial results into ours. We account for this investment using the cost method. As of September 30, 2015 and December 31, 2014, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The $0.4 million investment balance is included in other assets in our consolidated balance sheets as of September 30, 2015 and December 31, 2014.
Investments in and Loans to an Installation Partner
On November 20, 2013, we paid $1.0 million to purchase 48,190 common units of an installation partner for a 48.2% interest on a fully diluted basis in this entity. The entity performs installation services for security dealers. Based upon the level of equity investment at risk, we determined that the installation partner is not a VIE. We account for this investment under the equity method because we have the ability to exercise significant influence over the operating and financial policies of the entity. Under the equity method, we recognize our share of the earnings or losses of the installation partner in other (expense) / income, net in our consolidated statements of operations in the periods they are reported by the installation partner. The loss in other (expense) / income, net was $0.1 million and $0.3 million for the three and nine months ended September 30, 2015. The loss in other (expense) / income, net was $0.3 million and $0.5 million for the three and nine months ended September 30, 2014. Our $1.0 million investment, net of equity losses, is included in other assets in our consolidated balance sheets and was $0.1 million and $0.4 million as of September 30, 2015 and December 31, 2014.
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
During the third quarter of 2015, there were indications of loan impairment and we evaluated the installation partner's ability to repay the note. The installation partner is current on the loan interest payments. Through examination of the installation partner's financial statements and forecast, management determined that it was not probable that our installation partner would default on the secured promissory note and therefore was not impaired. Management will continue to monitor indicators of impairment.
Investments in and Loans to a Platform Partner
A platform partner produces connected devices that are integrated into our connected home platform, and we invested in the platform partner to provide it with the capital required to bring its devices to market and integrate them onto our connected home platform. In the first quarter of 2013, we paid $3.5 million in cash to purchase 3,548,820 shares of our platform partner’s Series A convertible preferred shares, or an 18.7% interest on as-converted and fully diluted basis. In the fourth quarter of 2014, we entered into a Series 1 Preferred Stock purchase agreement with the platform partner and another investor. The other investor invested cash to purchase shares of the platform partner’s Series 1 Preferred Stock. As a result of the purchase, our 3,548,820 shares of Series A convertible preferred shares converted into 3,548,820 shares of common stock, and we hold an 8.6% interest in the platform partner on an as converted and fully diluted basis. In conjunction with the transaction, we received a $2.5 million dividend that we recorded as a return of investment as it was in excess of the accumulated earnings and profits of the investee since the date of the investment. Based upon the level of equity investment at risk, the platform partner is a VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and, therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We continue to conclude that we are not the primary beneficiary of our platform partner and, therefore, we do not consolidate it. We account for this investment under the cost method. As of September 30, 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. As of September 30, 2015 and December 31, 2014, our $1.0 million cost method investment in a platform partner was recorded in other assets in our consolidated balance sheets.
Note 8. Other Assets
Patent Licenses
From time to time, we enter into agreements to license patents. We have $3.3 million in patent licenses related to two such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from three to eleven years. The net balance as of September 30, 2015 and December 31, 2014 was $2.4 million and $1.5 million. For the three and nine months ended September 30, 2015, amortization expense on patent licenses was $0.2 million and $0.3 million. For the three and nine months ended September 30, 2014, amortization expense on patent licenses was $0.1 million and $0.2 million.
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
Under the terms of the revolving loan agreement, we agreed to loan our distribution partner up to $2.8 million, with the proceeds of the loan used to finance the creation of new customer accounts that use our products and services. The amount that our distribution partner may draw down on the loan is based on the number of its qualifying new customer accounts created each month. The loan bears interest at a rate of 8.0% per annum, and requires monthly interest payments, with the entire principal balance due on the loan maturity date, July 24, 2018. The balance outstanding under the loan is collateralized by the customer accounts owned by our distribution partner, as well as all of the physical assets and accounts receivable associated with those customer accounts. As of September 30, 2015 and December 31, 2014, our distribution partner has borrowed $2.3 million and $2.0 million under this loan agreement, respectively, and this note receivable is included in other assets on our consolidated balance sheets.

Note 9. Liabilities
The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2015	December 31, 2014
Accounts payable	$17,902	$11,179
Accrued expenses	2,498	1,911
Other current liabilities	3,826	2,143
Accounts payable, accrued expenses and other current liabilities	$24,226	$15,233

The components of other liabilities (in thousands):

	September 30, 2015	December 31, 2014
Deferred rent	$5,485	$1,013
Other liabilities	2,002	657
Other liabilities	$7,487	$1,670

Note 10. Fair Value Measurements
The following presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$120,179	$—	$—	$120,179
Liabilities:
Subsidiary unit awards	—	—	(194)	(194)
Contingent consideration liability from acquisition	—	—	(880)	(880)
	$120,179	$—	$(1,074)	$119,105

	Fair Value Measurements on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$38,578	$—	$—	$38,578
	$38,578	$—	$—	$38,578

The following table summarizes the change in fair value of the Level 3 liability for the three months ended September 30, 2015 (in thousands):

Fair Value Measurements using significant unobservable inputs (Level 3)
Beginning balance - June 30, 2015	$782
Obligations assumed	—
Transfers	—
Payments	—
Realized (gain) / loss	—
Unrealized (gain) / loss	292
Ending Balance - September 30, 2015	$1,074
The following table summarizes the change in fair value of the Level 3 liability for the nine months ended September 30, 2015 (in thousands):

Fair Value Measurements using significant unobservable inputs (Level 3)
Beginning balance - December 31, 2014	$—
Obligations assumed	700
Transfers	152
Payments	—
Realized (gain) / loss	—
Unrealized (gain) / loss	222
Ending Balance - September 30, 2015	$1,074
The money market account is included in our cash and cash equivalents in our consolidated balance sheets.
The liability for the subsidiary unit awards relates to agreements established with the presidents of two of our subsidiaries, who are also our employees, for cash awards contingent upon the subsidiary companies meeting certain financial milestones. Before our IPO, we used the intrinsic method available to non-public companies under ASC 718, "Compensation - Stock Compensation" to account for our liability for our subsidiary units. After our IPO, we have accounted for these subsidiary awards using fair value. The effect of this change had an immaterial impact to our consolidated financial statements. We established liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units for the periods of the two awards. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue, and we will record any changes in general and administrative expense. The liability balances are included in our other liabilities in our consolidated balance sheets.
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, from our acquisition of SecurityTrax in the first quarter of 2015, will be determined based on revenue and adjusted EBITDA for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until payment in first quarter of 2018, we will remeasure the contingent consideration liability, using the same valuation approach based on our subsidiary’s revenue, an unobservable input, and we will record any changes in general and administrative expense. The contingent consideration liability balance is included in our other liabilities in our consolidated balance sheets.
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2015 and 2014. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and nine months ended September 30, 2015 and 2014.

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
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. Borrowings under LIBOR rates accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than or equal to 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.25%, ABR plus 1.5%, and ABR plus 1.75% when our consolidated leverage ratio is less than or equal to 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than 2.00:1.00, respectively. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. For the nine months ended September 30, 2015, the effective interest rate on the 2014 Facility was 2.54%. The carrying value of 2014 Facility was $6.7 million as of September 30, 2015 and December 31, 2014. The 2014 Facility includes a variable interest rate that approximates market and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value.
The 2014 facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 2.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the nine months ended September 30, 2015, we were in compliance with all financial and non-financial covenants and there were no events of default.
Commitments and Contingencies
Repurchase of Subsidiary Units
In September 2012, we formed a subsidiary to develop and market home and commercial energy management devices and services. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is also our employee, require a payment in cash on either the third or the fourth anniversary from the date the subsidiary first makes its products and services commercially available, which was determined to be April 1, 2014. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We recorded a liability of $0.0 million related to this commitment in other liabilities in our consolidated balance sheets as of September 30, 2015 and December 31, 2014.
In February 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. We granted an award of subsidiary stock awards to the founder and president. The terms of the award for the founder, who is our employee, require a payment in cash on between the fourth and sixth anniversary of the date that the subsidiary’s products and services first become commercially available, which was determined to be June 1, 2013. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We have recorded a liability of $0.2 million related to the commitment in other liabilities in our consolidated balance sheets as of September 30, 2015 and December 31, 2014.
At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense. The liability balances are included in our other liabilities in our consolidated balance sheets.
Leases
We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. Per the terms of our lease, the landlord provided us a $8.0 million tenant improvement allowance. As of September 30, 2015, we have utilized $3.2 million of this allowance. Rent expense was $1.2 million and $3.6 million for the three and nine months ended September 30, 2015 and $0.8 million and $1.6 million for the three and nine months ended September 30, 2014.

Indemnification Agreements
We have various agreements that may obligate us to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business. Although we cannot predict the maximum potential amount of future payments that may become due under these indemnification agreements, we do not believe any potential liability that might arise from such indemnity provisions is probable or material.
Legal Proceedings

On June 2, 2015, Vivint, Inc. filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking preliminary and permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of the legal claim and proceeding against us cannot be predicted with certainty. We believe we have valid defenses to Vivint’s claims. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business.
Other than the preceding matter, we are not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible or probable of having a material adverse effect on our financial position, results of operations or cash flows. We reserve for contingent liabilities based on ASC 450, “Contingencies,” when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that, in the event of a material unfavorable result in one or more claims, we will not incur material costs.
Note 12. Employee Benefit Plans
Employee Stock Purchase Plan
We adopted our Employee Stock Purchase Plan (the "2015 ESPP") in June 2015. Under the 2015 ESPP, 1,200,000 shares have been initially reserved for future grant with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock or such lesser number as determined by the board of directors. The ESPP will allow eligible employees to purchase shares of our common stock through payroll deductions at a discount not to exceed 10% of the market value on the date of each purchase period. The maximum number of shares of our common stock that a participant may purchase during any calendar year for the 2015 ESPP shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.
The ESPP is considered compensatory for purposes of share-based compensation expense. For the nine months ended September 30, 2015, no shares were purchased by employees and we did not recognize any compensation expense. As of September 30, 2015, 1,200,000 shares remain available for future issuance.

Note 13. Redeemable Convertible Preferred Stock
Summary of Activity
Upon completion of the IPO on July 1, 2015, all outstanding shares of convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock.
The following table presents a summary of activity for our redeemable convertible preferred stock issued and outstanding for the nine months ended September 30, 2015 (in thousands):

	SERIES B Redeemable Convertible Preferred Stock		SERIES B-1 Redeemable Convertible Preferred Stock		NEW SERIES A Redeemable Convertible Preferred Stock		Total Amount
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	1,810	$136,523	83	$6,265	1,998	$59,668	$202,456
Conversion of Preferred Stock into Common Stock	(1,810)	$(136,523)	(83)	$(6,265)	(1,998)	$(59,668)	$(202,456)
Balance, September 30, 2015	—	$—	—	$—	—	$—	$—
Note 14. Stock-Based Compensation
Stock Options
In June 2015, our board of directors adopted, our stockholders approved, and we registered the shares for our 2015 Equity Incentive Plan (the "2015 Plan"), pursuant to which we initially reserved and registered 4,700,000 shares of common stock for issuance to our employees, directors and non-employee directors and consultants including 141,222 shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan (the "2009 Plan") that were added to the shares reserved under the 2015 Plan upon its effectiveness. The 2015 Plan provides for the grant of incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensations to employees, directors and non-employee directors and consultants. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2015 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan described below. As of September 30, 2015 we made one grant under the 2015 Plan and 4,674,312 shares remained available for future grant.
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
The 2009 Plan allows for the granting of options that may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. As of September 30, 2015, there were 124,791 unvested shares of common stock outstanding subject to our right of repurchase. As of December 31, 2014, there were 209,372 unvested shares of common stock outstanding subject to our right of repurchase. During the nine months ended September 30, 2015, we repurchased 287 unvested shares of common stock related to early exercised stock options in connection with employee terminations. As of September 30, 2015 and December 31, 2014, we recorded $0.5 million and $0.7 million in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets for the proceeds from the early exercise of the unvested stock options.
Included in the stock-based compensation expense for the nine months ended September 30, 2015 was $0.8 million related to the cash settlement of recently exercised stock options of a terminated employee, at the company's election. We accounted for this cash settlement as a liability modification of the stock option awards.
We account for stock-based compensation awards based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

The following table summarizes the components of stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$809	$724	$2,005	$2,300
Compensation related to the sale of common stock	—	22	193	65
Compensation related to the repurchase of stock options	—	—	777	—
Total equity based compensation expense	$809	$746	$2,975	$2,365
Tax benefit / (expense) from stock-based awards	$424	$(73)	$665	$675
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales and marketing	$114	$80	$260	$235
General and administrative	305	434	1,825	1,396
Research and development	390	232	890	734
Total stock-based compensation expense	$809	$746	$2,975	$2,365
There were 514,276 stock options granted during the nine months ended September 30, 2015. The dividends declared and paid in June 2015 were in anticipation of our IPO, which we closed on July 1, 2015. After the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is zero. The following table summarizes the assumptions used for estimating the fair value of stock options granted during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Volatility	51.0%	47.2%	48.5 - 51.8%	47.2 - 49.6%
Expected term	6.3 years	5.6 years	4.5 - 6.3 years	4.0 - 5.7 years
Risk-free interest rate	1.8%	1.8%	1.3 - 1.8%	1.4 - 1.9%
Dividend rate	—%	—%	—%	—%
The following table summarizes the stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,345,993	$2.68	7.0	$27,725
Granted	514,276	11.90
Exercised	(276,925)	1.53		3,119
Forfeited	(28,544)	4.69
Cancelled	(4,476)	1.54
Outstanding at September 30, 2015	3,550,324	$4.09	6.8	$27,038
Vested and expected to vest at September 30, 2015	3,506,414	$4.05	6.8	$26,681
Exercisable at September 30, 2015	1,844,358	$1.78	5.4	$18,221
The weighted average grant date fair value for our stock options granted during the nine months ended September 30, 2015 was $11.90. There were 514,276 stock options granted during the nine months ended September 30, 2015. The total fair value of stock options vested during the nine months ended September 30, 2015 and 2014 was $1.2 million and $0.4 million. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $3.1 million and $7.1 million. As of September 30, 2015, the total compensation cost related to nonvested awards not yet recognized was $4.0 million, which will be recognized over a weighted average period of 2.2 years.

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
The second performance-based warrant for 27,000 shares of our common stock has an exercise price of $3.89 per share and becomes exercisable if we have a change in control or if we complete an initial public offering. This warrant expired in July 2015 because the minimum annual revenue and EBITDA targets of the subsidiary unit required under the warrant were not met during the exercise period. The exercise period began upon the occurrence of a triggering event, which occurred on June 25, 2015, upon the effectiveness of the registration statement for our IPO, and closed 30 days after the effectiveness of our registration statement.
The third and fourth performance-based warrants, each for 27,347 shares of our common stock, have an exercise price of $10.97 per share and we may elect to terminate the warrants in exchange for a one-time cash settlement in the event of a change in control. If the warrants become exercisable, the number of shares that become exercisable which cannot exceed 27,347 shares for each warrant, is based upon the achievement of certain minimum annual revenue targets. These warrants will expire upon the earlier of March 2025 and the date upon which the holder of the warrant is no longer our employee or an employee of an affiliate of ours. We believe that the achievement of the minimum annual revenue targets is probable, and we began recognizing expense related to these performance-based warrants on April 1, 2015.
As of September 30, 2015 and December 31, 2014, none of the warrants that remained outstanding were exercisable because the performance requirements had not been met. We recorded $0.0 million of expense associated with the performance-based warrants during the three months ended September 30, 2015 and 2014 and $0.0 million of expense associated with the performance-based warrants during the nine months ended September 30, 2015 and 2014.
Note 15. Earnings Per Share
Basic and Diluted Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,229	$2,667	$8,779	$9,016
Less: dividends paid to participating securities	—	—	(18,987)	—
Less: income allocated to participating securities	(50)	(2,549)	—	(8,651)
Net income available for common stockholders (A)	$3,179	$118	$(10,208)	$365
Weighted average common shares outstanding — basic (B)	44,922,410	2,429,445	16,910,090	2,211,263
Dilutive effect of stock options	1,909,604	1,916,240	—	1,580,965
Weighted average common shares outstanding — diluted (C)	46,832,014	4,345,685	16,910,090	3,792,228
Earnings per share:
Basic (A/B)	$0.07	$0.05	$(0.60)	$0.17
Diluted (A/C)	$0.07	$0.03	$(0.60)	$0.10
The following securities have been excluded from the calculation of diluted weighted average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Redeemable convertible preferred stock:
Series A	—	1,998,257	—	1,998,257
Series B	—	1,809,685	—	1,809,685
Series B-1	—	82,934	—	82,934
Stock options	32,000	185,150	537,525	185,150
Common stock subject to repurchase	124,791	357,392	124,791	357,392
Note 16. Significant Service Providers
During the three months ended September 30, 2015 and 2014, our 10 largest revenue service providers accounted for 63.7% and 61.5% of our revenue. One of our service providers individually represented greater than 15% but not more than 20% of our revenue for the three months ended September 30, 2015. One of our service providers individually represented greater than 10% but not more than 15% of our revenue for the three months ended September 30, 2014. One of our service providers individually represented greater than 15% but not more than 20% of our revenue for the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, our 10 largest revenue service providers accounted for 63.7% and 65.9% of our revenue. One of our service providers individually represented greater than 15% but not more than 20% of our revenue for the nine months ended September 30, 2015. Two of our service providers individually represented greater than 10% but not more than 15% of our revenue for the nine months ended September 30, 2014. One of our service providers individually represented greater than 15% but not more than 20% of our revenue for the nine months ended September 30, 2014.
Trade accounts receivable from two service providers totaled $3.0 million and $2.9 million as of September 30, 2015. No other individual service provider represented more than 10% of accounts receivable as of September 30, 2015. Trade accounts receivable from three service providers totaled $3.1 million, $2.7 million and $1.1 million, as of December 31, 2014. No other individual service provider represented more than 10% of accounts receivable as of December 31, 2014.
Note 17. Income Taxes
For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision were recorded in the period incurred.
Our effective income tax rates were 24.7% and 15.6% for the three months ended September 30, 2015 and 2014 and 35.2% and 34.4% for the nine months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, our effective tax rate was approximately the same as the statutory rate primarily due to the discrete benefit of $0.7 million for research and development tax credits claimed for prior years, offset by the impact of state taxes and non-deductible meal and entertainment expenses. For the nine months ended September 30, 2014, our effective tax rate was below the statutory rate primarily due to the discrete benefit of $0.8 million for research and development tax credits claimed for prior years, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses. For the three months ended September 30, 2015, our effective tax rate was below the statutory rate primarily due to the discreet benefit for research and development tax credits claimed for prior years recorded during the quarter. For the three months ended September 30, 2014, our effective tax rate was below the statutory rate primarily due to the discrete benefit for research and development tax credits claimed for prior years recorded during the quarter.
We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets at September 30, 2015 and December 31, 2014. Accordingly, we have not recorded a valuation allowance as of September 30, 2015 and December 31, 2014.
We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an unrecognized tax benefit of $0.2 million for research and development tax credits for the 2011 and 2014 tax years during the three and nine months ended September 30, 2015. We established a $0.1 million liability for uncertain tax positions related to research and development tax credits for the 2012 and 2013 tax years during the three and nine months ended September 30, 2014. During 2014, we recorded an unrecognized tax benefit of $0.2 million for research and development tax credits for the 2012, 2013 and 2014 tax years.
Note 18. Segment Information
We have two reportable segments:

•	Alarm.com segment

•	Other segment
Our chief operating decision maker is the chief executive officer. Management determined that the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results. Our Alarm.com segment represents our cloud-based platform for the connected home and related solutions. Our Alarm.com segment also includes the results of Horizon Analog, a research company that focuses on cost-effective collection and analysis of data relating energy usage and consumer behavior and energy disaggregation, Secure-i, a commercial video as a service provider, and SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed over 97% of our revenue for the three and nine months ended September 30, 2015 and 2014. Our Other segment is focused on researching and developing home and commercial automation, and energy management products and services in adjacent markets.
Management evaluates the performance of its segments and allocates resources to them based on operating income on a pre-tax basis. The reportable segment operational data is presented in the table below as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
Segment Information	2015					2014
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$52,684	$2,073	$(50)	(700)	$54,007	$42,274	$638	$(80)	$—	$42,832
Operating income / (loss)	8,865	(4,561)	4	33	4,341	6,810	(3,658)	(8)	135	3,279

	Nine Months Ended September 30,
Segment Information	2015					2014
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$148,302	$5,714	$(570)	(1,479)	$151,967	$120,948	$1,225	$(412)	$—	$121,761
Operating income / (loss)	27,195	(13,467)	(167)	183	13,744	23,900	(9,937)	(88)	84	13,959

	As of September 30, 2015			As of December 31, 2014
	Alarm.com	Other	Total	Alarm.com	Other	Total
Total Assets	$209,194	$13,931	$223,125	$108,935	$11,997	$120,932
We derived substantially all revenue from the United States for the three and nine months ended September 30, 2015 and 2014. Substantially all our long lived assets were in the United States as of September 30, 2015 and December 31, 2014.
Note 19. Related Party Transactions
Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method (see Note 7). During the nine months ended September 30, 2015 and 2014, we recorded $0.5 million and $0.2 million of cost of hardware and other revenue in connection with this installation partner and, as of September 30, 2015 and December 31, 2014 the accounts payable balance was $0.0 million and $0.1 million. In September 2014, we loaned $315,000 to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2016. For the three and nine months ended September 30, 2015, we recorded $6,000 and $19,000 of interest income related to this note receivable.

In June 2015, two of our significant stockholders, entities affiliated with Technology Crossover Ventures ("TCV"), and entities affiliated with ABS Capital Partners ("ABS"), entered into a Securities Purchase Agreement (the "Secondary Sale Agreement"). Pursuant to the terms of the Secondary Sale Agreement, ABS agreed to sell to TCV, and TCV agreed to buy from ABS, 888,988 shares of our common stock at a purchase price of $13.02 per share.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31. 2014 included in the final prospectus for our initial public offering, or IPO, dated as of June 25, 2015 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, or the Securities Act, on June 26, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We primarily generate revenue through our service providers who resell our services and pay us monthly fees, which comprises our SaaS revenue. Our service providers sell, install and support Alarm.com solutions that enable home and business owners to intelligently secure, connect, control and automate their properties. Our service providers have indicated that they typically have three to five year service contracts with home or business owners, whom we refer to as our subscribers. We derive a small portion of our revenue from licensing our intellectual property to service providers on a per customer basis. SaaS and license revenue represented 67% and 66% of our revenue for the nine months ended September 30, 2015 and 2014, and 67% and 66% of our revenue in the third quarters of 2015 and 2014. Our comprehensive solution primarily includes interactive security, intelligent automation, video monitoring and energy management, which can be integrated together or provided on a standalone basis. As of the end of our last fiscal year, December 31, 2014, we had 2.3 million subscribers, a substantial majority of which were residential.
We also generate revenue from the sale of hardware that enables our solutions, including cellular radio modules, video cameras, image sensors and peripherals. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 33% and 34% of our revenue for the nine months ended September 30, 2015 and 2014, and 33% and 34% of our revenue in the third quarters of 2015 and 2014. We expect hardware and other revenue to continue to decline as a percentage of total revenue as we continue to grow our SaaS and license revenue.
We were founded in 2000 to revolutionize home security and improve the way people secure and interact with their homes and businesses. In the decade before we launched our first solution in 2003, the security industry had been slow to innovate or adopt emerging technologies. We identified an opportunity to apply new technology - in this case two-way wireless data transmission, cloud computing technologies and the rapid growth of Internet usage - to disrupt legacy security applications. We built our technology platform to capitalize on the connected home opportunity. We believe we were the first company to launch a SaaS platform providing an interactive home security solution. In 2006, we transitioned our solution to the cellular wireless network to broaden our coverage footprint and use the most reliable communication channel available to enable our services. In 2010, we further expanded our intelligent, connected home and business platform to include our energy management and other home and business automation features. Over this period, we have established a robust cloud-based platform that connects a broad ecosystem of devices and supports a large variety of communications protocols. This platform enables continued scalability of our solutions and allows us to rapidly introduce new devices, features and capabilities as consumer preferences continue to evolve. We partner with experienced hardware manufacturers to enable a large ecosystem of devices on our platform to meet a wide range of consumer and service provider needs. We have also developed novel hardware components and devices where we have seen an opportunity to innovate. Our cellular communication module, image sensor and smart thermostat offer new and unique capabilities, enabling our service providers to differentiate themselves in the market. Our extensive ecosystem of integrated hardware partners paired with our focused hardware devices offers a broad range of connected devices on our platform.
To date, nearly all of our revenue growth has been organic. As part of our development efforts, we occasionally make investments in companies that are developing technology or services complementary to our offerings, and we also invest in developing new offerings for markets adjacent to our current markets.
Highlights of our financial performance for the periods covered in this report include:

•
Revenue increased from $121.8 million in the first nine months of 2014 to $152.0 million in the first nine months of 2015. Revenue increased from $42.8 million in the third quarter of 2014 to $54.0 million in the third quarter of 2015.

•
SaaS and license revenue increased from $80.7 million in the first nine months of 2014 to $102.2 million in the first nine months of 2015. SaaS and license revenue increased from $28.5 million in the third quarter of 2014 to $36.2 million in the third quarter of 2015.

•
Net income was $8.8 million in the first nine months of 2015 compared to $9.0 million in the first nine months of 2014. Net income increased from $2.7 million in the third quarter of 2014 to $3.2 million in the third quarter of 2015.

•
Adjusted EBITDA, a non-GAAP measurement of operating performance, increased from $19.1 million in the first nine months of 2014 to $24.6 million in the first nine months of 2015. Adjusted EBITDA increased from $5.1 million in the third quarter of 2014 to $9.7 million in the third quarter of 2015.

Please see Non-GAAP Measures below in this section of the report for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the third quarter and first nine months of 2015 and 2014.
Key Metrics
We use the following key business metrics to help us monitor the performance of our business and to identify trends affecting our business: our SaaS and license revenue, Adjusted EBITDA and our SaaS and license revenue renewal rate. We believe these metrics are useful to understanding the underlying trends in our business. The following table summarizes our key operating metrics for the three and nine months ended September 30, 2015 and 2014 and for the trailing 12-month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

SaaS and license revenue	$36,158	$28,473	$102,247	$80,652
Adjusted EBITDA	9,654	5,083	24,602	19,101
			Twelve Months Ended September 30,
			2015	2014
SaaS and license revenue renewal rate			93%	94%
SaaS and License Revenue
We believe that increasing SaaS and license revenue is an indicator of the productivity of our existing service providers and their ability to increase the number of subscribers using the Alarm.com connected home solutions, our ability to add new service providers reselling the Alarm.com solutions, the demand for our connected home solutions, and the pace at which the market for connected home solutions is growing.
Adjusted EBITDA
Adjusted EBITDA represents our net income before interest and other expense / (income), net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, goodwill and intangible impairment charges and legal costs incurred in connection with certain intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense.
Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Please see Non-GAAP Measures below for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and nine months ended September 30, 2015 and 2014.
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
We offer multiple service level packages for our solutions, including integrated solutions and a range of a la carte add-ons for additional features. The price paid by our service providers each month for the delivery of our solutions is based on the combination of packages and add-ons enabled for each subscriber. We use tiered pricing plans where our service providers may receive prospective pricing discounts driven by volume. We recognize our SaaS and license revenue on a monthly basis as we deliver our solutions to our subscribers.
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
Operating Expenses
Our operating expenses consist of sales and marketing, general and administrative, research and development, and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 253 employees at January 1, 2014 to 491 employees at September 30, 2015, and we expect to continue to hire new employees to support future growth of our business.
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
The number of employees in sales and marketing functions grew from 102 at January 1, 2014 to 186 at September 30, 2015. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase in absolute dollars and as a percentage of our total revenue in the short term. We intend to increase the size of our sales force to provide additional support to our existing service provider base to drive their productivity in selling our solutions as well as to enroll new service providers in North America and in international markets. We also intend to increase our marketing investments to support our service providers’ efforts to enroll new subscribers and to enable our service providers to expand the adoption of our solutions.
General and Administrative Expense.  General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, information technology, human resources, finance and accounting personnel, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs incurred to defend and license our intellectual property and non-personnel costs, such as travel related expenses, rent, subcontracting and professional fees, audit fees, tax services, and insurance expenses. Also included in general and administrative expenses are valuation gains or losses on acquisition related contingent liabilities and goodwill and intangible asset impairment.
The number of employees in general and administrative functions grew from 34 at January 1, 2014 to 58 at September 30, 2015. We expect our general and administrative expense to increase in absolute dollars and decrease as a percentage of our total revenue in 2015. We anticipate that we will incur additional costs for personnel and professional services as we continue to operate as a public company. These costs include increases in our finance and legal personnel, additional external legal and audit fees and expenses and costs associated with compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies. We also expect to incur increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. In August 2014, we signed a lease for new office space for our headquarters with a lease term of 11.3 years. We expect to incur additional expenses in the near term as we move our headquarters to a new commercial space with a higher rental rate, and if we are unable to sublease our current headquarters office space.

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
The number of employees in research and development functions grew from 117 at January 1, 2014 to 247 at September 30, 2015. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platform and the solutions we offer to our service providers and subscribers. We will also continue to invest in efforts to extend our platform to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute basis and as a percentage of revenue in the short term as our ability to continue to innovate is critical to maintaining our competitive position.
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
Provision for Income Taxes
We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rate differs from the statutory rate primarily due to the tax impact of state taxes, goodwill impairment, non-deductible transaction costs, non-deductible meals and entertainment and the impact of research and development tax credits.

Results of Operations
The following table sets forth our selected consolidated statements of operations and data as a percentage of revenue for the periods presented:
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Revenue:
SaaS and license revenue	$36,158	67%	$28,473	66%	$102,247	67%	$80,652	66%
Hardware and other revenue	17,849	33	14,359	34	49,720	33	41,109	34
Total revenue	54,007	100	42,832	100	151,967	100	121,761	100
Cost of revenue: (1)
Cost of SaaS and license revenue	6,764	13	6,002	14	19,094	13	16,679	14
Cost of hardware and other revenue	13,205	24	11,546	27	38,171	25	32,893	27
Total cost of revenue	19,969	37	17,548	41	57,265	38	49,572	41
Operating expenses:
Sales and marketing (2)	8,425	16	8,107	19	24,405	16	19,873	16
General and administrative (2)	9,932	18	6,746	16	25,516	17	19,175	16
Research and development (2)	9,836	18	6,094	14	26,667	18	16,468	14
Amortization and depreciation	1,504	3	1,058	2	4,370	3	2,714	2
Total operating expenses	29,697	55	22,005	51	80,958	53	58,230	48
Operating income	4,341	8	3,279	8	13,744	9	13,959	11
Interest expense	(44)	—	(40)	—	(128)	—	(153)	—
Other (expense) / income, net	(7)	—	(80)	—	(62)	—	(70)	—
Income before income taxes	4,290	8	3,159	7	13,554	9	13,736	11
Provision for income taxes	1,061	2	492	1	4,775	3	4,720	4
Net income	$3,229	6%	$2,667	6%	$8,779	6%	$9,016	7%
_______________

(1)	Excludes amortization and depreciation.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense data:
Sales and marketing	$114	$80	$260	$235
General and administrative	305	434	1,825	1,396
Research and development	390	232	890	734
Total stock-based compensation expense	$809	$746	$2,975	$2,365
The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	19%	21%	19%	21%
Cost of hardware and other revenue as a percentage of hardware and other revenue	74%	80%	77%	80%
Total cost of revenue as a percentage of total revenue	37%	41%	38%	41%

Comparison of Three and Nine Months Ended September 30, 2015 to September 30, 2014
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue
SaaS and license revenue	$36,158	$28,473	27%	$102,247	$80,652	27%
Hardware and other revenue	17,849	14,359	24%	49,720	41,109	21%
Total revenue	$54,007	$42,832	26%	$151,967	$121,761	25%
The $11.2 million increase in total revenue for the third quarter of 2015 compared to the third quarter of 2014 was the result of a $7.7 million, or 27%, increase in our SaaS and license revenue and a $3.5 million, or 24%, increase in our hardware and other revenue. The $30.2 million increase in total revenue for the first nine months of 2015 compared to the first nine months of 2014 was the result of a $21.6 million, or 27%, increase in our SaaS and license revenue and a $8.6 million, or 21%, increase in our hardware and other revenue. The increase in our SaaS and license revenue for the third quarter and first nine months of 2015 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2014. To a lesser extent, SaaS and license revenue increased for the third quarter and first nine months of 2015 from an increase in fees paid to us for licenses to use our intellectual property. Hardware and other revenue for the third quarter of 2015 increased $1.8 million from a 64% increase in the volume of video cameras sold, $0.4 million from a 50% increase in the volume of image sensors sold, $0.6 million from a 10% increase in the volume of cellular radio modules sold and $0.2 million from an increase in the volume of peripherals sold, including our new thermostat, compared to the same period in the prior year. Hardware and other revenue for the first nine months of 2015 increased $2.9 million from a 41% increase in the volume of video cameras sold, $0.9 million from a 42% increase in the volume of image sensors sold, $0.8 million from a 7% increase in volume of cellular radio modules sold and $1.0 million from an increase in the volume of peripherals sold, including our new thermostat, compared to the same period in the prior year. Our Other segment contributed less than 1% of the increase in SaaS and license revenue for both the third quarter and first nine months of 2015 and 4% and 6% of the increase in hardware and other revenue from sale of hardware for our solutions for the third quarter and first nine months of 2015.
Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Cost of revenue (1)
Cost of SaaS and license revenue	$6,764	$6,002	13%	$19,094	$16,679	14%
Cost of hardware and other revenue	13,205	11,546	14%	38,171	32,893	16%
Total cost of revenue	$19,969	$17,548	14%	$57,265	$49,572	16%
_______________

(1)	Excludes amortization and depreciation.
The $2.4 million increase in cost of revenue for the third quarter of 2015 compared to the third quarter of 2014 was the result of a $0.8 million, or 13%, increase in cost of SaaS and license revenue and a $1.7 million, or 14%, increase in cost of hardware and other revenue. The $7.7 million increase in cost of revenue for the first nine months of 2015 compared to the first nine months of 2014 was the result of a $2.4 million, or 14%, increase in cost of SaaS and license revenue and a $5.3 million, or 16%, increase in cost of hardware and other revenue. The increase in cost of SaaS and license revenue related primarily to the growth in our subscribers driving an increase in the costs to make our SaaS platform available to our service providers and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 19% and 21% for the third quarters of 2015 and 2014 and 19% and 21% for the first nine months of 2015 and 2014. This decrease in cost of sales relative to revenue growth was driven by achieving economies of scale in our network operations. The increase in costs of hardware and other revenue related primarily to our increase in hardware and other revenue. Cost of hardware and other revenue as a percentage of hardware and other revenue was 74% and 80% for the third quarters of 2015 and 2014 and 77% and 80% for the first nine months of 2015 and 2014. These cost savings came from a mix of better supply chain management and logistics and cost of our hardware. Total cost of revenue as percent to total revenue was 37% and 41% for the third quarters of 2015 and 2014 and 38% and 41% for the first nine months of 2015 and 2014.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Sales and marketing	$8,425	$8,107	4%	$24,405	$19,873	23%
% of total revenue	16%	19%		16%	16%
The $0.3 million increase in sales and marketing expense for the third quarter of 2015 compared to the third quarter of 2014 was due to an increase in our sales force and our marketing team to support our growth and for international expansion. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.1 million for the third quarter of 2015 compared to the same period in the prior year. Our consulting fees increased $0.2 million for the third quarter of 2015. These increases were partially offset by a $1.7 million decrease in marketing and advertising expenses in the third quarter of 2015 related to the timing of our marketing initiatives. The $4.5 million increase in sales and marketing expense for the first nine months of 2015 compared to the first nine months of 2014 was due to an increase in our sales force and our marketing team to support our growth and for international expansion. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $4.1 million for the first nine months of 2015 compared to the same period in the prior year. Our consulting fees increased $0.8 million for the first nine months of 2015. These increases were partially offset by a $2.6 million decrease in marketing and advertising expenses in 2015 compared to 2014 related to the timing of our marketing initiatives. Our Other segment contributed $0.6 million of the increase sales and marketing expense for the third quarter and $1.9 million of the increased sales and marketing expense for the first nine months of 2015 compared to the same periods in 2014 primarily due to personnel and related costs. The number of employees in our sales and marketing teams increased from 139 at September 30, 2014 to 186 at September 30, 2015.
General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
General and administrative	$9,932	$6,746	47%	$25,516	$19,175	33%
% of total revenue	18%	16%		17%	16%
The $3.2 million increase in general and administrative expense for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to $3.0 million of legal expenses related to intellectual property litigation and to a lesser extent, an increase in employees and facilities to support our growth. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $0.1 million for the third quarter of 2015 compared to the third quarter of 2014. Our rent expense increased $0.3 million in the third quarter of 2015 compared to the same period in 2014 due to additional facilities. The $6.3 million increase in general and administrative expense for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to $3.5 million of legal expenses related to intellectual property litigation and an increase in employees and facilities to support our growth. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.7 million for the first nine months of 2015 compared to the same period in the prior year. Included in this increase is $0.8 million of stock-based compensation for the repurchase of a former employee's awards. Our rent expense increased $1.7 million in 2015 compared to 2014 due to new facilities. General and administrative expense from our Other segment remained consistent for the third quarter of 2015 and decreased $0.2 million primarily from personnel and related costs for the first nine months of 2015 compared to the same periods of 2014. The number of employees in general and administrative functions increased from 47 at September 30, 2014 to 58 at September 30, 2015.
Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Research and development	$9,836	$6,094	61%	$26,667	$16,468	62%
% of total revenue	18%	14%		18%	14%
The $3.7 million increase in research and development expense for the third quarter of 2015 compared to the third quarter of 2014 was due to an increase in employees in research and development functions. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $2.6 million for the third quarter of 2015 compared to the third quarter of 2014. The $10.2 million increase in research and development expense for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in employees in research and development functions. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $6.6 million for the first nine months of 2015 compared to the same period in 2014. In addition, research and development expenses including those performed by external consultants increased by $0.7 million for the first nine months of 2015 compared to the same period in 2014. Research and development expense also increased by $0.7 million for the third quarter and $2.4 million for the first nine months of 2015 compared to the same periods in 2014, primarily due to personnel and related expense for our Other segment. Research and development expenses including those performed by external consultants for our Other segment increased by $1.0 million compared to the first nine months of 2014. The number of employees in research and development functions increased from 164 at September 30, 2014 to 247 at September 30, 2015.
Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Amortization and depreciation	$1,504	$1,058	42%	$4,370	$2,714	61%
% of total revenue	3%	2%		3%	2%
The increases in amortization and depreciation for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to an increase in depreciation of computer and network equipment to accommodate our growth in headcount, additional facilities and for our network operations centers. In addition, depreciation from internally developed capitalized software increased in the same period. The acquired intangibles for our Secure-i and SecurityTrax acquisitions, which occurred in the fourth quarter of 2014 and the first quarter of 2015, contributed to the increase in amortization.
Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Interest expense	$(44)	$(40)	10%	$(128)	$(153)	(16)%
% of total revenue	—%	—%		—%	—%
The increase in interest expense in the third quarter of 2015 compared to the third quarter of 2014 was from a change in the variable interest rate on our 2014 Facility. The decrease in interest expense for the first nine months of 2015 compared to the same period in 2014 was due to lower average borrowings outstanding and a more favorable interest rate on our 2014 Facility than on our prior debt facility, which was replaced in May 2014.
Other (Expense) / Income, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Other (expense) / income, net	$(7)	$(80)	(91)%	$(62)	$(70)	(11)%
% of total revenue	—%	—%		—%	—%
Included in other (expense) / income, net are losses of an equity method investment that is in the start-up phase of its operations. These losses are partially offset by interest income earned on notes receivable. We expect that this investment will continue to incur losses in the near term.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Provision for income taxes	$1,061	$492	116%	$4,775	$4,720	1%
% of total revenue	2%	1%		3%	4%
Our effective tax rate increased from 16% in the third quarter of 2014 to 25% in the third quarter of 2015, primarily related to the decrease in the amount of research and development tax credits recorded for prior years during each of the periods, and to a lesser extent, an increase in state income tax expense due to operating in additional states. As a result, our effective tax rate increased from 34% in the first nine months of 2014 to 35% in the first nine months of 2015.
Segment Information
We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platform for the connected home and related connected home solutions. Our Alarm.com segment also includes the results of Horizon Analog, a research company that focuses on cost-effective collection and analysis of data relating energy usage and consumer behavior and energy disaggregation, Secure-i, a commercial video as a service provider, and SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed over 97% of our revenue for the three and nine months ended September 30, 2015 and 2014. Our Other segment is focused on researching and developing home and commercial automation and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue. Our Other segment grew from 35 employees at January 1, 2014 to 87 employees at September 30, 2015.

	Three Months Ended September 30,
Segment Information	2015					2014
(in thousands)	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total
Revenue	$52,684	$2,073	$(50)	$(700)	$54,007	$42,274	$638	$(80)	$—	$42,832
Operating expenses	24,868	4,829	—	—	29,697	18,454	3,551	—	—	22,005

	Nine Months Ended September 30,
Segment Information	2015					2014
(in thousands)	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total
Revenue	$148,302	$5,714	$(570)	$(1,479)	$151,967	$120,948	$1,225	$(412)	$—	$121,761
Operating expenses	66,821	14,137	—	—	80,958	48,283	9,947	—	—	58,230

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2015, there were no material changes to our critical accounting policies and use of estimates from those disclosed in the final prospectus for our IPO dated June 25, 2015 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on June 26, 2015.

Liquidity and Capital Resources
Working Capital, Excluding Deferred Revenue
The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of September 30,	As of December 31,
	2015	2014
Cash and cash equivalents	$126,601	$42,572
Accounts receivable, net	21,746	17,259
Working capital, excluding deferred revenue	135,185	50,795
Our cash and cash equivalents as of September 30, 2015 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.
Liquidity and Capital Resources
As of September 30, 2015, we had $126.6 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.
We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Over the next twelve months, we expect our capital expenditure requirements to be approximately $13 million to $15 million, including approximately $11 million to $13 million anticipated for leasehold improvements related to the relocation of our corporate headquarters. Included in the terms of our new office lease, the landlord provided us with a $8 million tenant improvement allowance. As of September 30, 2015, we have used $3.2 million of this allowance. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our stockholders.
Sources of Liquidity
To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. Before our initial public offering described below, we had raised $28.2 million in net cash, primarily from the sale of preferred stock and, to a lesser extent, from the proceeds of sales of common stock and stock option exercises.
In May 2014, we entered into a $50 million revolving credit facility, or the 2014 facility, with SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. As of September 30, 2015, $6.7 million was outstanding, letters of credit in the amount of $4.0 million were utilized and $39.3 million remained available for borrowing under the 2014 facility. The 2014 facility contains various financial and other covenants that require us to maintain a maximum consolidated coverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions. The 2014 facility is secured by substantially all of our assets, including our intellectual property. As of September 30, 2015, we were in compliance with all covenants under the 2014 facility. The 2014 facility is discussed in more detail below under “—Debt Obligations.”
Dividends

On June 12, 2015, our board of directors declared a cash dividend on our common and preferred stock in the amount of (1) $0.36368 per share of common stock and Series A preferred stock and (2) $0.72736 per share of Series B preferred stock and Series B-1 preferred stock or $20.0 million in the aggregate. We paid these dividends on June 26, 2015 to our stockholders of record as of June 12, 2015. The increase in cash and cash equivalents as of September 30, 2015 compared to December 31, 2014, was primarily from the cash proceeds from our initial public offering offset by the payment of the dividend.
We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing the 2014 facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.
Initial Public Offering

Our registration statement on Form S-1 relating to our IPO was declared effective by the SEC on June 25, 2015. On July 1, 2015, we closed our initial public offering ("IPO") of 7,000,000 shares of common stock at an offering price of $14.00 per share, resulting in gross proceeds of $98.0 million. In addition, on July 8, 2015, we closed the underwriters' exercise of their over-allotment option to purchase 525,000 additional shares of our common stock from us, resulting in additional gross proceeds to us of $7.4 million. In total, we issued 7,525,000 shares of common stock and raised $105.4 million in gross proceeds, or $93.0 million in net proceeds after deducting underwriting discounts and commissions of $7.4 million and offering costs of $5.0 million. Upon completion of the IPO on July 1, 2015, all outstanding shares of convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock. We have invested a portion of the net offering proceeds into money market securities.
The principal purposes of the IPO were to increase our financial flexibility, create a public market for our common stock, and facilitate our future access to the capital markets. We have used and expect to continue to use the net proceeds of the IPO for working capital and other general corporate purposes. We may use a portion of the proceeds from the IPO for acquisitions or strategic investments in complementary businesses or technologies, although we do not currently have any plans for any such acquisitions or investments. These expectations are subject to change.
Historical Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities	$21,176	$6,488
Cash flows used in investing activities	(13,740)	(6,832)
Cash flows from / (used in) financing activities	76,593	(155)
Operating Activities
Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and accounts payable, accrued expenses and other current liabilities, adjusted for non-cash expense items such as amortization and depreciation, and stock-based compensation.
For the first nine months of 2015, cash flows from operating activities were $21.2 million, an increase of $14.7 million from the first nine months of 2014, as the result of a $14.9 million increase in cash from operating assets and liabilities and a $0.1 million increase in adjustments for non-cash items, partially offset by a $0.2 million decrease in net income. Our accounts receivable balance increased primarily from our increase in sales and timing of payments. Our accounts payable, accrued expenses and other current liabilities balance increased primarily from the increase in operating expenses and timing of payables. The cash flows from operating activities consisted of cash generated by our $8.8 million of net income and $6.7 million of adjustments for non-cash items and $5.7 million of changes in operating assets and liabilities. Adjustments for non-cash items in the first nine months of 2015 included $4.4 million for amortization and depreciation, $2.2 million for deferred income taxes, $2.2 million for stock-based compensation, $1.1 million for reserve for product returns, and $0.4 million for provision for doubtful accounts. Adjustments for non-cash items in the first nine months of 2014 included $2.7 million for amortization and depreciation, $2.4 million for stock-based compensation, and $1.5 million for reserve for product returns.
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
During the first nine months of 2015, our cash used in investing activities was $13.7 million primarily from the purchase of certain assets of SecurityTrax for $5.6 million. In addition, we paid $0.2 million of cash holdback payments related to two of our previous acquisitions. Capital expenditures were $6.5 million and $6.2 million in the first nine months of 2015 and 2014. We purchased licenses to patents of $1.0 million in the first nine months of 2015.
Financing Activities
Cash generated by financing activities include proceeds from the sale of common stock, borrowings under credit facilities, and proceeds from the issuance of common stock from employee option exercises. Cash used in financing activities includes repurchases of common stock, dividends paid on our preferred stock and common stock, payments of offering costs in connection with our IPO and repayments of debt under our credit facilities.
On July 1, 2015, we closed our IPO of 7,000,000 shares of common stock at an offering price of $14.00 per share, resulting in gross proceeds of $98.0 million. In addition, on July 8, 2015, we closed the underwriters exercise of their over-allotment option to purchase 525,000 additional shares of our common stock from us, resulting in additional gross proceeds of $7.4 million. We raised a total of $105.4 million in gross proceeds from the IPO, or $98.0 million in net proceeds after deducting underwriting discounts and commissions of $7.4 million. We have invested a portion of the net offering proceeds into money market securities.
During the first nine months of 2015, our cash from financing activities was $76.6 million primarily related to net proceeds received from the sale of our common stock during our IPO of $98.0 million, after deducting the underwriting discounts and commissions of $7.4 million. We paid a $20.0 million dividend in June 2015. In connection with our preparation for our IPO, we paid $2.6 million of deferred offering costs in 2015 and $2.1 million in 2014, primarily for legal and accounting fees. We incurred and paid a total of $5.0 million of these offering costs during 2014 and 2015, which was netted against additional paid-in-capital upon the close of the IPO. During the first nine months of 2014, we received $1.5 million of proceeds from the early exercise of employee stock-based awards and we used borrowings of $6.4 million under our 2014 Facility to extinguish and repay $7.5 million of debt outstanding.
Contractual Obligations
The following table discloses aggregate information about our material contractual obligations and periods in which payments were due as of September 30, 2015. Future events could cause actual payments to differ from these estimates. As of September 30, 2015, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt:	(in thousands)
Principal payments	$6,700	$—	$6,700	$—	$—
Interest payments	277	173	104	—	—
Unused line fee payments	140	87	53	—	—
Operating lease commitments	33,436	2,982	6,864	6,334	17,256
Other long-term liabilities	1,999	—	1,641	176	182
Total contractual obligations	$42,552	$3,242	$15,362	$6,510	$17,438
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

As of September 30, 2015, we have outstanding letters of credit under our 2014 Facility to our manufacturing partners in the amount of $4.0 million.

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
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. Borrowings under LIBOR rates accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than or equal to 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.25%, ABR plus 1.5%, and ABR plus 1.75% when our consolidated leverage ratio is less than or equal to 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than 2.00:1.00, respectively. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. For the nine months ended September 30, 2015, the effective interest rate on the 2014 Facility was 2.54%.
The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 2.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of September 30, 2015, we were in compliance with all covenants under the 2014 Facility.

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
We have included Adjusted EBITDA in this report because it is a key measure that our management uses to understand and evaluate our core operating performance and trends, to generate future operating plans, to make strategic decisions regarding the allocation of capital and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Adjusted EBITDA
Net Income	$3,229	$2,667	$8,779	$9,016
Adjustments:
Other expense / income, net	51	120	190	223
Provision for income taxes	1,061	492	4,775	4,720
Amortization and depreciation expense	1,504	1,058	4,370	2,714
Stock-based compensation expense	809	746	2,975	2,365
Litigation expense	3,000	—	3,513	63
Total adjustments	6,425	2,416	15,823	10,085
Adjusted EBITDA	$9,654	$5,083	$24,602	$19,101
Seasonality
We have historically experienced seasonality in our revenue as a result of a subset of our service providers who use a summer sales business model where they substantially increase the size of their sales force and sell the majority of our connected home solutions over the summer months. Because a small number of our largest service providers have used a summer business model in the past, our revenue has generally been higher in the second and third quarters of the year. As we continue to expand our service provider base and add new service providers who do not rely heavily on a summer business model, we generally expect these seasonal trends to decline and become less prominent in the future.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.
Interest Rate Risk
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our credit facilities with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of December 31, 2014, an increase or decrease in the interest rate on our SVB facilities by 100 basis points would increase or decrease our interest expense by $67,000, respectively. As of September 30, 2015, an increase or decrease in the interest rate on our SVB facility by 100 basis points would increase or decrease our interest expense by $67,000, respectively.
Foreign Currency Exchange Risk
Because substantially all of our revenue and operating expenses are denominated in U.S. dollars, we do not believe that our exposure to foreign currency exchange risk is material to our business, financial condition or results of operations. If a significant portion of our revenue and operating expenses becomes denominated in currencies other than U.S. dollars, we may not be able to effectively manage this risk, and our business, financial condition and results of operations could be adversely affected by translation and by transactional foreign currency conversions.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs becomes subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have experienced significant growth in a short period of time. Our revenue increased from $37.2 million in 2010 to $167.3 million in 2014 and to $152.0 million in the nine months ended September 30, 2015. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.
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
We increased our number of full-time employees from 165 to 253 to 400 at December 31, 2012, 2013 and 2014, respectively. Our revenue increased from $96.5 million in 2012 to $130.2 million in 2013 to $167.3 million in 2014 and to $152.0 million in the nine months ended September 30, 2015. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider network, subscriber base, headcount and operations. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service providers and consumers.
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
Our platform and solutions enable us to collect, manage and store a wide range of data related to our subscribers’ interactive security, intelligent automation, video monitoring and energy management systems. A valuable component of our platform and solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our service providers, our subscribers and third-party providers. We cannot assure you that the data we require for our proprietary data sets will be available from these sources in the future or that the cost of such data will not increase. The United States federal government and various state governments have adopted or proposed limitations on the collection, distribution, storage and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that is more rigorous governing data collection and storage than in the United States. On October 6, 2015, the European Court of Justice issued a ruling that calls into question the continued availability of all provisions of the United States-European Union Safe Harbor Framework, a privacy protection mechanism that facilitated the transfer of personal data to the United States in compliance with the European Commission’s Directive on Data Protection, and there is significant regulatory uncertainty surrounding the future of data transfers from the European Union to the United States. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Further, in the event of a breach of personal information that we hold, we may be subject to governmental fines, individual claims, remediation expenses, and/or harm to our reputation. Moreover, if future laws and regulations limit our ability to use and share this data or our ability to store, process and share data over the Internet, demand for our platform and solutions could decrease, our costs could increase, and our results of operations and financial condition could be harmed.
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
We are party to a senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, which we refer to as our Credit Facility, that allows us to draw down an aggregate amount equal to $50.0 million. As of September 30, 2015, we had an outstanding balance of $6.7 million under our Credit Facility. This indebtedness and certain covenants and obligations contained in the related documentation could adversely affect our financial health and business and future operations by, among other things:

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
As of September 30, 2015 we had $31.6 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $19.15 through October 30, 2015. Factors that may affect the market price of our common stock include:

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

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
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

We have incurred and we will continue to incur increased costs as a result of being a public company.
As a public company, we have incurred and we will continue to incur increased legal, accounting and other costs not incurred as a private company. The Sarbanes-Oxley Act and related rules and regulations of the SEC regulate the corporate governance practices of public companies. We expect that compliance with these requirements will increase our expenses and make some activities more time-consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively affect our financial results.
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
As of September 30, 2015, our directors, executive officers and holders of more than 5% of our common stock, all of whom are represented on our board of directors, together with their affiliates beneficially own 78.5% of the voting power of our outstanding capital stock. As a result, these stockholders are able to determine the outcome of matters submitted to our stockholders for approval. This ownership could affect the value of your shares of common stock by, for example, these stockholders electing to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination. This concentration of ownership may also adversely affect the market price of our common stock.
We may invest or spend the proceeds of our initial public offering in ways with which you may not agree or in ways which may not yield a return.
We have used and expected to continue to use a portion of the net proceeds from our IPO for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire complementary businesses, products, services or technologies. However, we do not have any agreements or commitments for any acquisitions at this time. Our management will have considerable discretion in the application of the net proceeds. We may use the net proceeds with a view towards long-term benefits for our stockholders and this may not increase our operating results or market value. The failure by our management to apply these funds effectively may adversely affect the return on your investment.
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

As of July 31, 2015, 45,574,172 shares of our common stock were issued and outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Of our issued and outstanding shares of our common stock, 8,050,000 of the shares sold in our initial public offering are freely transferable without restrictions or further registration under the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining 37,524,172 outstanding shares of our common stock are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers through December 23, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds

On July 1, 2015, we closed our IPO, in which we issued and sold 7,000,000 shares of common stock at a public offering price of $14.00 per share, resulting in gross proceeds of $98 million. On July 8, 2015, pursuant to the underwriters’

exercise of their over-allotment option to purchase up to an additional 525,000 shares from us and up to an additional 525,000 shares from the selling stockholders, we issued and sold an additional 525,000 additional shares of our common stock and certain selling stockholders affiliated with ABS Capital Partners sold 525,000 shares of our common stock, resulting in additional gross proceeds to us of $7.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204428), which was declared effective by the SEC on June 25, 2015. Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, and BofA Merrill Lynch acted as joint book-running managers of our IPO, which has now terminated, and Stifel, Raymond James & Associates, Inc., William Blair & Company, LLC and Imperial Capital, LLC acted as co-managers.
The net proceeds to us, after deducting underwriting discounts and commission of approximately $7.4 million and offering expenses of approximately $5.0 million, was approximately $93.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested a portion of the net offering proceeds into money market securities. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated June 25, 2015 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on June 26, 2015. As of September 30, 2015, all expenses incurred in connection with our IPO have been paid.
(c) Issuer Purchasers of Equity Securities
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALARM.COM HOLDINGS, INC.

Date:	November 10, 2015	By:	/s/ Jennifer Moyer

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