Form 10-K
period 2015-12-31
Alarm.com Holdings, Inc.
filed 2016-02-29
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-37461

ALARM.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4247032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8281 Greensboro Drive, Suite 100, Tysons, Virginia	22102
(Address of principal executive offices)	(zip code)

Tel: (877) 389-4033
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on a closing price of $15.38 per share of the registrant's common stock as reported on The Nasdaq Global Select Market on June 30, 2015 and giving effect to the conversion of all convertible preferred stock into common equity that occurred on July 1, 2015, was $138.5 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 12, 2016, there were 45,582,662 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

ALARM.COM®

ALARM.COM HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this prospectus, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our ability to continue to increase revenue, maintain existing subscribers and sell new services to new and existing subscribers;

•	our ability to add new service providers, maintain existing service provider relationships and increase the productivity of our service providers;

•	the effects of increased competition as well as innovations by new and existing competitors in our market;

•	our ability to adapt to technological change and effectively enhance, innovate and scale our solution;

•	our ability to effectively manage or sustain our growth;

•	potential acquisitions and integration of complementary business and technologies;

•	our ability to maintain, or strengthen awareness of, our brand;

•
perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to security breaches in our subscribers’ systems, unscheduled downtime, or outages;

•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;

•	our ability to develop relationships with service providers in order to expand internationally;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our ability to maintain, protect and enhance our intellectual property;

•	costs associated with defending intellectual property infringement and other claims; and

•	other risks detailed below in Item 1A. “Risk Factors.”

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to “Alarm.com,” “the company,” “we,” “us,” “our” and similar references refer to Alarm.com Holdings, Inc. and, where appropriate, our consolidated subsidiaries.

PART I.

ITEM 1. BUSINESS
Overview
We are the leading platform solution for the connected home. Through our cloud-based services, we make connected home technology broadly accessible to millions of home and business owners. Our multi-tenant software-as-a-service, or SaaS, platform enables home and business owners to intelligently secure their properties and automate and control a broad array of connected devices through a single, intuitive user interface.
Our connected home platform currently has more than 2.6 million residential and business subscribers and connects to tens of millions of devices. More than 20 billion data points were generated and processed by those subscribers and devices in the last year alone. We believe that this scale of subscribers, devices and data makes us the leader in the smart home services market.
Our solutions are delivered through an established network of over 5,000 trusted service providers, who are experts at designing, selling, installing and supporting our solutions.
We primarily generate SaaS and license revenue, our largest source of revenue, through our service providers who resell our services and pay us monthly fees. Our service providers have indicated that they typically have three to five-year service contracts with home or business owners, whom we call subscribers. We believe that the length of these contracts, combined with our SaaS model and over a decade of operating experience, provides us with reasonable visibility into our future operating results. In addition, we generate hardware and other revenue primarily by selling our service providers and distributors an Alarm.com gateway module that enables cellular communications between the devices installed in the home or business and our cloud-based platform. We also sell other hardware devices, such as video cameras as part of our video monitoring solution.
We have experienced significant growth since inception. We generated total revenue of $208.9 million, $167.3 million and $130.2 million in 2015, 2014 and 2013. Our SaaS and license revenue was $140.9 million, $111.5 million and $82.6 million in 2015, 2014 and 2013, representing a compound annual growth rate of approximately 31%. We also generated net income of $11.8 million, $13.5 million and $4.5 million in 2015, 2014 and 2013, as well as Adjusted EBITDA, a non-GAAP metric, of $34.3 million, $28.3 million and $28.3 million in 2015, 2014 and 2013. See footnote 4 to the table contained in the section of this Annual Report titled “Selected Consolidated Financial Data” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measures calculated and presented in accordance with GAAP.
Our Solutions and Integrated Platform
Our technology platform was purpose-built for the entire connected home ecosystem, including the consumers who use it, the service providers who deliver it and the hardware partners whose devices are enabled by the platform. Our solutions are used by both home and business owners, and we refer to this market as the connected home market.
We invented solutions that connect people in new ways with their properties and devices, making them safer, smarter and more efficient. Our scalable, flexible platform is designed to meet a wide range of user needs with its breadth of services, depth of feature capability and broad support for the growing Internet of Things devices in the home. We power four primary solutions, which can be used individually or combined and integrated within a single user interface accessible through the web and mobile apps: interactive security, intelligent automation, video monitoring and energy management.
These solutions are delivered through our cloud-based platform enabling a breadth of connected home solutions, which can be integrated together or provided on a standalone basis. We enable quick, intuitive access to the consumer through our mobile app as well as enabling new ways to engage with the home through wearables like the Apple Watch, through the TV through Apple TV and Amazon Fire TV and by using smart home voice control through Amazon Echo.

Consumer Solutions
Interactive Security
Our interactive security solution provides an always-on intelligent security and awareness service through a dedicated, cellular, two-way connection to the home or business. This solution includes customized triggers and smart schedules to connect the system to door locks, garage doors and other connected security devices, and 24x7 emergency response through trusted and integrated service providers. The capabilities associated with this solution include:

◦
Alarm Transmission.  Transmission of alarm signals from the subscriber’s property through the Alarm.com platform to over 900 third-party central monitoring stations staffed 24/7 with live operators who can initiate emergency police/fire response.

◦	Persistent Awareness. Always-on monitoring of sensors whether the security system is armed or disarmed.

◦	Mobile Control. Remote security system management and control through the web and mobile apps for users.

◦
Intuitive Interactions. Users can interact with the Alarm.com service through their TV with Apple TV or Amazon Fire TV, through their wearable device like Apple Watch and by using smart home voice control through Amazon Echo.

◦	Instant Alerts. Real-time system alerts for any type of system event activity through push notifications, SMS, email and voice.

◦	Managed Access. User access tools to manage who can access the protected property through the local security system or through remote user interfaces.
Intelligent Automation
Our intelligent automation solution integrates the growing Internet of Things into a meaningful unified experience for our subscribers. It connects, integrates and controls the devices in the home or business such as security systems, garage doors, lights, door locks, thermostats, electrical appliances, environmental sensors and other connected devices. It learns activity patterns from all devices to recommend intelligent optimization that improve the safety and efficiency of the home. The capabilities associated with this solution include:

◦
Anywhere Access and Control.  Remote management and control of connected devices including security systems, thermostats, door locks, video cameras, lights, garage doors, water heaters, appliances and other connected devices.

◦
Intelligent Rules.  Intelligent rules running locally and in the cloud automatically control connected devices based on various triggers including security and sensor events, time/day schedules, user location and weather.

◦
Flexible and Personal.  Highly flexible rules, triggers and schedules allow customization and personalization of all the connected devices in the home or business. Subscribers can create automation rules by device, user, time of day and day of week to fit any schedule or lifestyle or have the system automatically make adjustments based on conditions like location and weather.

◦
Environmental Monitoring.  A variety of environmental sensors can be integrated into the solution to provide monitoring and remote control of key home or business systems such as water sensors, water valves, sump pumps and gas sensors. For example, integration with these devices enables early detection and curtailment of leaks that can lead to major water damage and waste. In addition, we provide remote monitoring and control of gas sensors, which can enable early detection of gas leaks (e.g. natural gas, or carbon monoxide) for life safety applications.

Video Monitoring
Our video monitoring solution provides live streaming, smart clip capture, high definition continuous recording and instant video alerts delivered through our mobile app or on the web. The capabilities associated with this solution include:

◦	Live Streaming. Users can securely access live video of their property through the web and mobile apps.

◦	Smart Clip Capture. Video clips can be automatically recorded when there is motion activity or when the security system reports an event (e.g. an alarm, door opening, etc.).

◦	Secure Cloud Storage. Video clips are immediately uploaded to the platform for secure storage and access.

◦	Instant Video Alerts. Smart clips can be automatically sent via SMS, push notifications or email the instant they are recorded.

◦	Continuous HD Recording. 24x7 onsite recording is enabled through our Stream Video Recorder, or SVR, and can be played back securely, from anywhere, through the web and mobile user interfaces.

◦
Location-Based Recording Schedules.  Location-based rules enable enhanced privacy settings through automatic adjustments to recording schedules based on the user’s location. For example, when everyone is out of the home, all cameras can record all activity, and when they return, certain cameras, like those in the living room or kitchen, can automatically pause recording for privacy purposes.

◦
Commercial Video Surveillance.  Our commercial video offering supports large scale, multi-camera installations with continuous recording, cloud based storage and mobile access. It integrates leading commercial grade network cameras to support a wide range of business solutions large and small.

Energy Management
Our energy management solution provides enhanced energy monitoring and management through increased awareness of energy usage at the whole home and individual device level, intelligent control of thermostats (which drive HVAC energy consumption), lights and sophisticated automation rules to sustain savings over time. Web and mobile apps integrate with connected thermostats, power meters, lights, shades and appliances to control devices and manage temperature as well as provide real-time insights into home energy usage and efficiency. The capabilities associated with this solution include:

◦
Smart Thermostat Schedules.  System activity patterns are analyzed over time to recommend a more energy efficient thermostat schedule that can maximize efficiency during periods when the property is not likely to be occupied.

◦
Responsive Savings.  The thermostats can respond to other devices and sensors in the home to reduce energy waste and improve efficiency. When the security system is armed away, an arming state used when the property is not occupied, the thermostat can automatically go back to an energy saving mode. If a door or window is left open, after a pre-defined period of time, then the HVAC system can be set to automatically turn off to reduce energy waste.

◦
Energy Usage Monitoring.  Real-time and historical energy usage data at the whole-home or business and individual device level gives users greater insight into the property’s energy consumption profile to drive more efficient use of energy-consuming devices in and around the home or business.

◦
Thermodynamic Modeling.  Each home or business has a unique fingerprint with respect to energy usage for heating and cooling. Our algorithms analyze HVAC data, weather information and other factors to determine the unique heating and cooling attributes of a property and use this information as a foundation for smarter thermostat programming and other energy efficiency recommendations.

◦
Geo-Service.  The location of users further calibrates and optimizes thermostat settings, enabling effortless energy management with changes happening automatically without need for a user action or rigid schedule.

◦
Demand Response.  Homes and businesses with connected thermostats and other connected appliances can be accessed to reduce power consumption during peak demand periods. Our acquisition of EnergyHub in 2013 brought us an existing demand response software platform and relationships with energy utilities. These utilities can leverage connected thermostats across our platform to improve the results of certain demand response events.

In addition to our primary solutions, we continue to add capabilities and functionality to our platform. For example, we launched our Wellness solution in 2014. This solution gathers data from various types of sensors over time to learn the home patterns of daily living, and identify anomalies that may indicate a problem. Real-time alerts notify family members and other care providers when critical anomalies are detected or an emergency takes place. This enables people who are older or have disabilities to live at home safely and independently for a longer period of time. Our extensible cloud-based platform allows us to continue to innovate and integrate compelling new solutions.
Service Provider Solutions
In addition to the solutions we offer consumers, we also offer a comprehensive suite of enterprise-grade business management solutions to our service providers to help them grow their businesses and manage their customer base.

◦	Service Provider Portal. Our permission-based online portal offers always-available access to a set of marketing, sales, training and support tools and information.

▪
Service Provider Website.  Our online resource provides a comprehensive set of tools for service providers to activate and manage their Alarm.com customer accounts, order equipment, access invoices and billing, remotely program customer systems using AirFX, obtain sales and marketing services, training, etc.

◦	Installation and Support. Our installation and support tools and apps help our service providers more efficiently install and service their connected home customers.

▪
MobileTech Application.  Our installation resources include a mobile app designed for our service providers’ technicians to facilitate the successful installation and programming of equipment while on-site at their customer’s property.

▪
AirFX Remote Programming.  This collection of remote system management tools available through the service provider website enables service providers to make changes to a subscriber’s system programming without the need to send a service technician to the property. This saves the subscriber and the service provider time and money, and greatly increases subscriber satisfaction because service requests can be handled immediately.

◦	Business Management. Our services can be deeply integrated with a service provider’s own offerings and offers increased business insight into their customer base and key business health metrics.

▪
Web Services.  Our service providers are able to integrate their existing customer account management tools with our platform using our web services. This integration means service provider personnel can seamlessly perform functions like customer account creation, system status updates, system programming and service plan upgrades through a unified interface.

▪
Business Intelligence.  Our powerful business intelligence tools provide service providers with key insights into the performance of their Alarm.com subscriber account base. Service providers are able to access key operational metrics related to account plan adoption, attrition, and service quality to help them grow their business more and improve customer retention.

◦	Sales, Marketing & Training. Our comprehensive customer lifecycle sales and marketing services are available to help effectively promote and sell the connected home.

▪
Marketing Portal.  Our online portal offers anytime access to a broad suite of marketing and sales tools. These include co-brandable assets like mobile optimized websites, landing pages, lead capture, social media, email, videos, image library, collateral, direct mail and event material as well as services like direct mail campaigns, email campaigns, CRM programs and print and ship services.

▪
Alarm.com Academy.  Our online training offers courses through a learning management system where service providers can access training on the full suite of Alarm.com solutions. This online option is offered in addition to our in-person, hands on training programs.

Homes and businesses are now ripe for reinvention, as most properties lack even basic automation or security monitoring. The intersection of four significant technology trends is making the intelligent, connected home now possible: broad adoption of mobile devices, the emergence of the Internet of Things, the power of big data and the extensibility of the cloud. Security systems, thermostats, door locks, video cameras, lights, garage doors, appliances and other devices that were once inert now have the potential to become sensor-enabled, intelligent and connected. As a result of these technology advancements, it is now possible to offer an integrated connected home that can be managed anywhere and on any device at a price that makes it accessible to millions of consumers.
Businesses have many of the same needs as residential subscribers. Security, energy management, awareness of activity in the property, video monitoring and the need to be connected anywhere at anytime are all highly applicable to the business market. The service provider who is delivering the solution often services both residential homes and businesses.

Benefits of Our Solutions
Benefits to Consumers
Our solutions offer consumers the following benefits:

◦
Intuitive Experience.  We have designed our platform and user interfaces to be intuitive, simple and easy to operate without training or significant support. Our platform can be accessed through any mobile device and provides secure, intelligent control through a single user interface.

◦
Single Connected Platform.  Our cloud-based platform provides consumers with a single point of integrated control that can be easily upgraded to incorporate new functionality and can be personalized to suit the individual consumer’s needs. For example, when we introduced our geo-services offering, our subscribers automatically received this new service.

◦
Reliable Network Communications.  Unlike competing products connected to the home by phone lines or wired networks, which can be susceptible to common vulnerabilities, such as lines being cut, power outages or network connectivity issues, our platform utilizes a highly secure, highly reliable and dedicated cellular connection.

◦
Persistent Awareness.  Our platform helps subscribers maintain an awareness of what is happening at their properties at all times. Whether or not the security system is armed, the platform continuously monitors activity on each sensor and analyzes that data to determine whether the subscriber should be notified.

◦
Intelligent and Actionable.  Our platform monitors all the sensor and device activity in the property aggregating real-time, multi-point data about activity in the home. Our proprietary algorithms and custom rules use this data to drive intelligent triggers, learning and responsive automation for the consumer. For example, the adaptive learning capability of our platform leverages all of the data collected from activity in the home to understand activity patterns and recommend optimized thermostat schedules to optimize for comfort and efficiency.

◦
Broad Device Compatibility.  Our platform supports a wide variety of connected devices and communications protocols, allowing seamless integration and automation of many devices throughout their home, as well as the addition of new devices in the future.

◦
Accessible and Affordable.  Our platform provides an affordable alternative to expensive home automation systems, legacy home control products and disparate point product solutions with minimal upfront expense and installation and support services.

◦
Trusted Provider of a Security Platform.  We have built a reputation and brand as a trusted, reliable and innovative technology provider. We respect the privacy of our subscribers and do not sell their data. Our reputation is strengthened through our network of over 5,000 service providers, who have significant expertise in delivery of our platform.

Benefits to Service Providers
Our solutions offer service providers the following benefits:

◦
New Revenue Generation Opportunities.  Our solutions help broaden our service providers’ offerings beyond traditional home security and monitoring to include comprehensive connected home solutions, allowing the service providers to access new revenue streams and drive incremental recurring monthly revenue. We provide frequent training and development programs to ensure our service provider network is aware of our latest solutions.

◦
Expanded Set of Value-Added Services.  We provide a set of value-added services to our service providers, including training, marketing, installation, support tools and business intelligence analytics. This superior support helps service providers manage the changing technology landscape and allows them to more efficiently target, acquire, install and support their customers on our platform.

◦
Improved Service Provider Economics.  Our cloud-based platform provides improved service provider economics by reducing delivery and support costs, allowing remote delivery of upgrades and increasing average monthly revenue. For example, our AirFX tool enables our service providers to support and upgrade a subscriber’s hardware or software remotely eliminating the need to dispatch a technician to perform an in-person service call. In addition, our service providers are able to generate more revenue from each subscriber because, according to a Parks Associates report released in April 2015, consumers are willing to pay a 25% premium over the cost of a basic security system for a professionally monitored system that includes an interactive security and home automation solution.

◦
Broad Device Interoperability.  We have an open platform which allows service providers to respond to consumer demands for new devices. Furthermore, our platform supports broadly adopted communications protocols used in the home automation ecosystem, including Z-Wave, Wi-Fi and ZigBee, as well as cellular and broadband, giving our service providers a wide device selection to tailor their offerings to suit their customers now and in the future.

Competitive Advantages
We believe the benefits we deliver to our subscribers and our service providers create a significant competitive advantage for us in the connected home market. In addition, we believe there are a number of other factors that contribute to our competitive advantage in the connected home market:

◦
Scale of Subscriber Base and Service Provider Coverage. Our connected home platform currently has more than 2.6 million residential and business subscribers. In addition to our large subscriber base, we have over 5,000 service providers reselling Alarm.com solutions, with comprehensive coverage throughout North America. In addition to our large service provider network and large subscriber base, we have tens of millions of connected devices managed by our platform. We believe the combination of the size of our subscriber base, service provider network and number of integrated devices creates a competitive advantage for us and is challenging to replicate.

◦
Security Grade, Cloud-Based Architecture.  We built our platform with a cloud-based, multi-tenant architecture that allows for real-time updates and upgrades. Our platform was built from the ground up with life safety standards at the core, where the reliability standard is substantially higher than that required for home automation and energy management systems.

◦
Highly Scalable Data Analytics Engine.  We processed more than 20 billion data points in and out of properties last year alone. As consumer preferences shift towards more intelligence-based features, we believe the scale of our data combined with our proprietary analytics serve as a sustainable competitive advantage.

◦
Trusted Brand.  Given our leading position in the connected home, we believe that we have developed a trusted brand with both service providers and consumers for innovating and delivering connected home solutions. We have developed considerable brand awareness and trust with our service providers. Our Alarm.com mobile app has been downloaded over two million times. The Alarm.com mobile apps for iOS and for Android have more than one million downloads each. The Alarm.com iOS and Android apps have exceptional app store ratings with an average rating above 4 out of 5 stars, as of February 2016. Our extensive service provider coverage enables us to utilize our marketing dollars efficiently nationwide to reinforce our brand and drive consumer referrals to our service providers.

◦
Commitment to Innovation.  We are a pioneer in the connected home market and we continue to make significant investments in innovative research and development. Our investment has resulted in 50 issued patents which help ensure that our technology is competitively differentiated and protected.

Growth Strategy
We intend to maintain our leadership position in the connected home market while continuing to innovate, add advanced capabilities and increase penetration of our connected home solutions. Our key growth strategies include:

◦
Drive SaaS and License Revenue Growth and Add New Service Providers.  We will continue to focus on making our service providers successful in driving adoption of the connected home. We have made significant investments in sales and marketing services and training for our service providers to promote the advantages and opportunities associated with the connected home. We will continue to invest in building out this infrastructure for our service providers to become more productive in selling our solutions to new customers. In addition, we plan to continue to grow our SaaS and license revenue and network of service providers.

◦
Upgrade Traditional Security Customers to Our Connected Home Solutions.  We believe there is a significant opportunity for our service providers to expand adoption of our connected home solutions within their customer base. We intend to leverage our status as a trusted provider and drive consumer interest in these services to enable our service providers to upgrade their legacy security customers to our connected home solutions.

◦
Continue to Invest in Our Platform.  As a pioneer in connected home solutions, we have made significant investments in building our platform over the last 15 years. We intend to invest heavily in developing our platform to add innovative offerings and broaden our solutions. As the Internet of Things grows and more devices become connected, such as appliances, wearable devices and automobiles, we are building technology and partnerships to connect these devices to our platform.

◦
Expand International Presence.  We are investing in international expansion because we believe there is a significant global market opportunity for our solutions. We recently initiated product launches and partnerships in Latin America, including Brazil, Chile, Colombia and Mexico, have launched in other countries such as New Zealand, Australia, South Africa and Turkey, and have entered into strategic partnerships to address the European market. We believe our cloud-based architecture and our cellular communication technology will enable us to capitalize on opportunities worldwide.

◦
Expand Channels into the Home.  Today, most consumers purchase a connected home solution through a security or home automation service provider. As the connected home market continues to grow we believe other home services providers will seek to participate in the market and may complement our current partner ecosystem. We intend to partner with these other providers, which may include heating, ventilation and air conditioning installers, property management companies and other services companies.

◦
Pursue Selective Strategic Acquisitions. We may selectively pursue future acquisitions that complement our platform, represent a strategic fit and are consistent with our overall growth strategy. Such acquisitions could expand our technologies and teams which would allow us to add new features and functionalities to our connected home platform, accelerate the pace of our innovation or help us access new international markets.

Market Opportunity
Our addressable market consists of residential homes and businesses. We believe that the major technology trends of cloud computing, the Internet of Things, Mobile Access and Big Data will dramatically change the ability for people to control and access their homes and businesses and provide new insights into the activity and efficiency of those properties. These trends have already made connected services and devices broadly available and affordable for households and businesses across North America. These large technology trends are also making these connected services and devices accessible and relevant to households and small businesses worldwide.
Our residential subscribers are typically owners of single-family homes, while our business subscribers include retail businesses, restaurants, small-scale commercial facilities, offices of professional services providers and similar businesses. According to a new market research report, "Internet of Things (IoT) Security Market by Technologies, Industry Verticals and Applications - Global Forecast to 2020", published by MarketsandMarkets, the Internet of Things (IoT) Security Market is expected to grow from USD $7 Billion in 2015 to USD $29 Billion by 2020, at a Compound Annual Growth Rate (CAGR) of 33.2% from 2015 to 2020. According the U.S. Census, there were 133 million housing units in 2014, however, according to April 2015 data from Parks Associates, smart home controller penetration was only at 7.8% of U.S. households in 2014. According to Parks Associates research data, there were 22.5 million US households with a professionally monitored home security system in 2015 and this is projected to grow to 29.9 million households by 2020. We believe there is an opportunity for penetration rates to significantly increase, largely driven by the mass market adoption of connected home solutions by households with no solution today. In addition, we believe there are commonalities between the residential and business markets for these services, and the business market therefore represents a sizable related opportunity.
Our Technology
Cloud Services Platform
Since our inception, we have utilized a multi-tenant SaaS platform architecture to enable rapid innovation in a highly scalable environment that is designed to deliver our solutions as a hosted service for security and connected home applications. Our platform is architected to scale and leverages various proprietary cloud-based applications built by our technology team to support the needs of our service providers and subscribers. Because security and life safety are a key part of our service offering, our standards for reliability must be high and all of our solutions, not just those focused on security, are architected to meet these rigorous standards.
The Alarm.com Cloud Services Platform manages communication in and out of the property through the Communications Supervisor, intelligently directs alerts and notifications through the Notifications Engine, manages the user defined activity through the Rules Engine, and processes and stores video through our Video Processor and Video Storage. Additionally the platform enables device integration through the Partner APIs and offers service providers extensive services through our Enterprise Tools.
Our internal engineering teams have designed and developed our core technology. As a leader in the connected home industry, we believe we have the most capable and robust implementation of a connected home cloud service platform.
Operations
We operate our cloud services platform through two fully redundant network operation centers located in Phoenix, Arizona and Ashburn, Virginia. Each is designed to run the entire platform independent of the other.
Hardware and Manufacturing
We are involved in the design and manufacturing of various types of hardware that are used to enable our solutions, including the following:

◦
Cellular Communication Modules.  We offer various cellular communication modules that are tightly integrated with the security system control panel and other automation control devices in the subscriber’s home or business. These modules, designed by our device engineering team and manufactured in the United States by a contract manufacturing partner, provide a dedicated and fully managed two-way cellular connection from the subscriber’s property to our cloud platform modules. The modules run our proprietary firmware that enables:

▪	Real-time analysis of system events reported by security sensors and other devices at the property.

▪	Execution of automation rules at the property.

▪	Management of all the logic that determines whether a message should be transmitted to our cloud platform for further processing.

◦
Image Sensor.  Our image sensor is a wireless, battery-operated, passive infrared motion sensor that is capable of capturing images based on various system triggers to be transmitted via our dedicated cellular communication path to our cloud platform.

▪
Images can be viewed securely by the subscriber through web and mobile user interfaces, and can be sent automatically to the subscriber through SMS and email when triggered by an alarm or other high priority system event.

▪	Our image sensors are designed by our device engineering team and manufactured in the United States by a contract manufacturing partner.

◦
Video Cameras.  We offer a suite of high definition, Internet protocol, or IP, video cameras to enable our video monitoring services. The cameras are available in various indoor and outdoor versions with optional night vision, wireless and power over Ethernet, or PoE, communication features. We also offer a network video recording device, the SVR, for on-premise, continuous video recording that is seamlessly connected to the cloud platform for remote playback through the user interfaces. Our video cameras and SVRs are specified for our platform by our product management and software engineering teams, and are developed and manufactured by an original design manufacturer, or ODM, in Taiwan. Our video service also enables third-party analog cameras to be integrated into our platform.

◦
Smart Thermostat.   Our Smart Thermostat combines elegant design, sophisticated cloud services and advanced energy management features. It was designed specifically for a multi-sensor connected home, tight integration with the Alarm.com cloud services and to work in concert with other sensors and devices in the home. It communicates with the Alarm.com communications module via Z-wave and supports both battery power and common wire power installation.

▪
Remote temperature sensors can be paired with the Smart Thermostat to enable temperature set points for any room in the house, not just the room where the thermostat is installed. For example a sensor can be placed in a bedroom with a specific set point for more precise temperature control through out the home. Multiple sensors can be added to a single thermostat.

▪
Our Smart Thermostat is powered by the Alarm.com platform and offers advanced learning and automation energy management features including Adaptive Learning, Responsive Saving, Precision Comfort and Mobile Control.

▪
The Thermostat has been designed for better installation and remote support. The Mobile Tech app will assist in proper wiring and installation and AirFX enables remote access to the thermostat settings for easy troubleshooting and support.

▪	Our Smart Thermostats are designed by our device engineering team and manufactured by a contract manufacturing partner.
Research and Development
We invest substantial resources in research and development to enhance our platform, solutions and technology infrastructure, develop new capabilities, conduct quality assurance testing and improve our core technology. We expect to continue to expand the capabilities of our technology in the future and to invest significantly in continued research and development efforts. Our research and development of new products and services is a multidisciplinary effort that requires the focus of our Product Management, Program Management, Software Engineering, Hardware Engineering, Quality Engineering, Configuration Management, and Network Operations teams, each of which is focused on the core research and development mission. As of December 31, 2015, we had a total of 261 employees engaged in research and development functions. For the years ended December 31, 2015, 2014 and 2013, our total research and development expenses were $40.0 million, $23.2 million and $13.1 million, respectively.
Service Provider Network
Our solutions are sold, installed and serviced by a network of professional, licensed service providers. We have developed an extensive professional service provider channel in North America consisting of over 5,000 service providers. Our service provider network is highly effective at account creation, installation and ongoing monitoring and has extended the traditional home security business model to include connected home and business services. We believe this highly trusted, established network is a core strategic strength that enables an efficient, scalable customer acquisition model and allows us to focus on technology innovation.

Our service providers today are primarily licensed and authorized security dealers ranging from small, local providers to larger regional providers to national service providers with thousands of employees. With a strong reputation for trust and established practice of in-home installation and ongoing professional monitoring, our service providers are driving the adoption of connected home solutions through their established businesses and now serve as connected home solution providers. According to a 2015 report from Parks Associates, security and safety continue to be the leading features driving smart home adoption. To help drive adoption, we have developed powerful tools enabling our service providers to more effectively sell, install and manage our connected home solutions. We believe that the combination of our solutions and our service providers, with their strong pedigree in security, is the most effective way to drive mass market adoption of the connected home.
Our channels increasingly include new providers in the intelligent automation, HVAC and property management markets as well as service providers in international markets.
The traditional security and home automation market is highly fragmented with over 13,000 dealers nationally. According to the February 2015 Barnes Buchanan Conference Report, the top 5 service providers represented 36% of all industry recurring monthly revenue in 2014. The distribution of revenue among our service providers is reflective of the industry overall. Vivint represented greater than 10% but not more than 15% of our revenue in 2014 and 2013. Monitronics International, Inc. represented greater than 15% but not more than 20% of our revenue in 2015, 2014 and 2013. United Technologies Corporation represented greater than 10% but not more than 15% of our revenue in 2014.
Subscribers
We define our subscribers as the number of residential or commercial properties to which we are delivering at least one of our solutions. A subscriber who subscribes to one of our service level packages as well as one or more of our a la carte add-ons is counted as one subscriber. The number of subscribers represents our number of subscribers, rounded to the nearest thousand, on the last day of the applicable year. Our number of subscribers does not include the customers of our service providers to whom we license our intellectual property as they do not utilize our SaaS platform. While fewer than 1% of subscribers utilize a commercial service plan, we do not have exact data regarding the actual number of commercial properties utilizing our services.
We classify our subscribers into two groups: standard subscribers, which represented approximately three-quarters of our total subscriber base as of December 31, 2015, and other subscribers, which represented approximately a quarter of our total subscriber base as of the same date. For our standard subscribers, our service providers pay us on a per subscriber basis for access to our cloud-based connected home solution, to provide a supervised cellular network service to the home or business, and to deliver an enterprise back-end software service. Our other subscribers are comprised of carrier operated subscribers where the service provider utilizes its own cellular network or partners with a cellular network provider. As we continue to expand our business into new markets or acquire businesses with different business models as was the case with our acquisition of EnergyHub, in the future our other subscribers may include subscribers where we offer a basic service for no monthly fee with the option to upgrade the service for a monthly fee or where we generate revenue from the subscriber by other means.
As of December 31, 2015, we had more than 2.6 million subscribers. Our subscriber acquisition cost payback period has historically been less than one year.
Sales and Marketing
The goal of our sales team is to help our service providers be successful in selling, installing and supporting the full suite of our solutions. Our sales team is also responsible for recruiting new service providers to Alarm.com. We also have a business development team dedicated to developing new service provider and distribution relationships in international markets.
Our marketing team is focused on empowering our service providers to most effectively promote and sell our connected home solutions. We have developed a high value, highly scalable marketing services platform to serve the breadth of our service providers both large and small. We design, develop and provide end-to-end marketing services through our integrated marketing solution, which includes tools and content for end-to-end lifecycle marketing to build awareness, create interest, drive trials, activate subscribers, develop the ongoing customer relationship and drive upsell. This solution is highly scalable and flexible with smaller service providers leveraging the full suite of marketing services and larger service providers adopting specific elements to enhance their existing marketing activities. We also provide comprehensive training through our Alarm.com Academy that includes sales and marketing and technical training courses through in-person classes and an always-available online learning management system.
Additionally, we manage targeted consumer marketing campaigns on behalf of our service provider network to increase awareness of the connected home, raise overall awareness and preference for Alarm.com solutions and drive prospective customers to our service providers.
We believe our sales and marketing approach enables us to expand our breadth of service providers, provide highly custom services and scale quickly with only incremental costs. As of December 31, 2015, we had a total of 188 employees engaged in sales and marketing functions.
Service Provider Support

We have a dedicated service operations team that strives to deliver an exceptional service experience to our service providers and our subscribers. We support the full suite of software and hardware on the Alarm.com platform through a highly trained and experienced team of United States based professionals using a tiered structure to efficiently escalate and resolve issues of varying complexity. This structure enables us to scale our organization in line with service provider and subscriber growth while building on our reputation as a source for answers in the connected home industry. We offer support via phone, web ticketing, and email for our service providers and maintain a commitment to industry-leading response times. While we primarily support our service providers and in turn the service providers provide support to their customers, who are our subscribers, we are committed to delivering a great end-user experience. To that end, subscribers may sometimes reach us directly with service concerns or questions, and we either assist the subscriber directly or, when appropriate, route the subscriber to his or her applicable service provider for additional assistance. Our staff is multilingual and we continue to grow our language capabilities to support our emerging international initiatives.
Our Competition
The market for connected home solutions is fragmented, highly competitive and constantly evolving. We expect competition to continue from existing competitors as well as potential new market entrants. Our current primary competitors include providers of other technology platforms for the connected home, including iControl Networks, Inc. and Honeywell International Inc. that sell to dealers such as cable operators and other home automation providers. In addition, our service providers compete with managed service providers, such as cable television, telephone and security companies like Comcast Corporation, AT&T Inc. and Time Warner Cable Inc., as well as providers of point products, including Nest Labs, Inc. (acquired by Google Inc.), which offers a thermostat, and Nest Cam, which offers video monitoring. Because our service providers compete with these entities, we consider them competitive.
In addition, we may in the future compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market. Such companies may have longer operating histories, significantly greater financial, technical, marketing, distribution or other resources and greater name recognition than we do. In some instances, we may have commercial partnerships with technology or services providers in the connected home market with whom we may otherwise compete and our relationships with both our competitors and partners may change through time.
We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging security, home automation and energy management companies. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share.
We believe the principal competitive factors in the connected home market include the following:
•simplicity and ease of use;
•ability to offer persistent awareness, control and intelligent automation;
•breadth of features and functionality provided on the connected home platform;
•flexibility of the solutions and ability to personalize for the individual consumer;
•compatibility with a wide selection of third-party devices;
•pricing, affordability and accessibility;
•sales reach and local installation and support capabilities; and
•brand awareness and reputation.
We believe that we compete favorably with respect to each of these factors. In addition, we believe that our cloud-based software platform, connected home solutions and proven scalability help further differentiate us from competitors. Nevertheless, our competitors may have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets and broader distribution channels than we do.
Our Intellectual Property
Our success and ability to compete effectively depend in part on our ability to protect our proprietary technology and to establish and adequately protect our intellectual property rights. To accomplish these objectives, we rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality agreements and other contractual protections.
As of December 31, 2015, we owned 50 issued United States patents that are scheduled to expire between 2021 and 2034. We continue to file patent applications and as of December 31, 2015, we had 48 pending utility patent applications and 27 provisional patent applications filed in the United States. We also had five pending patent applications in Canada and three international patent applications pending under the Patent Cooperation Treaty. The claims for which we have sought patent protection apply to both our platform and solutions. Our patent and patent applications generally apply to the features and functions of our platform, and solutions and the applications associated with our platform. We also have, and may be required to seek, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software.
We also rely on several registered and unregistered trademarks to protect our brand. We have 16 registered trademarks in the United States, including Alarm.com and the Alarm.com logo and design, and three registered trademarks in Canada.
We seek to protect our intellectual property rights by requiring our employees and independent contractors involved in development to enter into agreements acknowledging that all inventions, trade secrets, works of authorship, developments, concepts, processes, improvements and other works generated by them on our behalf are our intellectual property, and assigning to us any rights, including intellectual property rights, that they may claim in those works.
We expect that products in our industry may be subject to third-party infringement lawsuits as the number of competitors grows and the functionality of products in different industry segments overlaps. We have brought infringement claims against third parties in the past and may do so in the future to defend our intellectual property position. In addition, from time to time, we may face claims by third parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights. In the future, we, or our service providers or subscribers, may be the subject of legal proceedings alleging that our solutions or underlying technology infringe or violate the intellectual property rights of others.
Employees
As of December 31, 2015, we had 507 full-time employees. We also engage consultants and temporary employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.
Segment Revenue
Information about segment revenue is set forth in Note 20 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Corporate Information
We were founded in 2000 as a business unit within MicroStrategy Incorporated. We were incorporated in 2003 under the name Alarm.com Incorporated as a majority-owned subsidiary of MicroStrategy. MicroStrategy sold all of its interests in Alarm.com Incorporated in 2009 and we established Alarm.com Holdings, Inc. in connection with the sale transaction. Our principal executive offices are located at 8281 Greensboro Drive, Tysons, Virginia 22102. Our telephone number is (877) 389-4033. We completed our initial public offering in July 2015 and our common stock is listed on The NASDAQ Global Select Market under the symbol “ALRM.”
Available Information
Our website is located at www.alarm.com and our investor relations website is located at http://investors.alarm.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.
Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we a provide notifications of news or announcements regarding our business and financial performance, SEC filings, investor events, and our press and earnings releases, as part of our investor relations website. Investors and others can receive real-time notifications of new information posted on our investor relations website by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines and board committee charters, is also available on our investor relations website under the heading "Corporate Governance." The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K as well as our other public filings with the Securities and Exchange Commission. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline.

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
Due to the foregoing factors and the other risks discussed in this Annual Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.
We have experienced significant growth in a short period of time. Our revenue increased from $37.2 million in 2010 to $208.9 million in 2015. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.
Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•	maintain our relationships with existing service providers and add new service providers;

•	increase our subscribers and help our service providers maintain and improve their revenue retention rates, while also expanding their cross-sell effectiveness;

•	add sales and marketing personnel;

•	expand our international operations; and

•	continue to implement and improve our administrative, financial and operational systems, procedures and controls.

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

We increased our number of full-time employees from 253 to 400 to 507 at December 31, 2013, 2014 and 2015, respectively. Our revenue increased from $130.2 million in 2013 to $167.3 million in 2014 to $208.9 million in 2015. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider network, subscriber base, headcount and operations. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service providers and consumers.
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
Our current primary competitors include providers of other technology platforms for the connected home, including iControl Networks, Inc. and Honeywell International Inc., that sell to service providers such as cable operators and other home automation providers. In addition, our service providers compete with managed service providers, such as cable television, telephone and security companies like Comcast Corporation, AT&T Inc. and Time Warner Cable Inc., and providers of point products, including Nest Labs, Inc. (acquired by Google Inc.), which offers a thermostat, and Nest Cam (acquired by Nest Labs, Inc.), which offers video monitoring. Because our service providers compete with these entities, we consider them competitive. For example, several cable and telecommunications companies have introduced home automation and security services packages, including interactive security services, which are competitive with our platform and solutions. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market. For example, Apple, Inc. introduced a feature in 2014 that allows some manufacturers’ devices to be controlled through a service available in Apple's iOS operating system.
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
Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service providers. We market and sell our platform and solutions through an all-channel assisted sales model and we derive substantially all of our revenue from these service providers. We generally enter into agreements with our service providers outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These contracts, including our contract with Monitronics International, Inc., typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 5,000 service providers to sell, install and support our platform and solutions, we receive a substantial portion of our revenue from a limited number of channel partners. During the years ended December 31, 2015, 2014 and 2013, our 10 largest revenue service providers accounted for approximately 63.4%, 64.7% and 65.7% of our revenue. Vivint represented greater than 10% but not more than 15% of our revenue in 2014 and 2013. Monitronics International, Inc. represented greater than 15% but not more than 20% of our revenue in 2015, 2014 and 2013. United Technologies Corporation represented greater than 10% but not more than 15% of our revenue in 2014.
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
We generally bill our service providers based on the number of subscribers they have on our platform and the features being utilized by subscribers on a monthly basis in advance. Subscribers could elect to terminate our services in any given month. If our efforts and our service providers’ efforts to satisfy our existing subscribers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. We track our SaaS and license revenue renewal rate on an annualized basis, as reflected in the section of this Annual Report titled “Management’s Discussion and Analysis — Key Metrics —SaaS and License Revenue Renewal Rate.” However, our service providers, who resell our services to our subscribers, have indicated that they typically have three to five year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service providers. As a result, we may not be able to accurately predict future trends in renewals and the resulting churn. Subscribers may choose not to renew their contracts for many reasons, including the belief that our service is not required for their needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our subscribers may not renew for reasons entirely out of our control, such as moving a residence or the dissolution of their business, which is particularly common for small to mid-sized businesses. A significant increase in our churn would have an adverse effect on our business, financial condition, and operating results.
If we are unable to develop new solutions, sell our platform and solutions into new markets or further penetrate our existing markets, our revenue may not grow as expected.
Our ability to increase sales will depend, in large part, on our ability to enhance and improve our platform and solutions, introduce new solutions in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, the ability to maintain and develop relationships with service providers, the ability to attract, retain and effectively train sales and marketing personnel and the effectiveness of our marketing programs. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our platform and solutions, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our platform and solutions and our ability to design our platform and solutions to meet consumer demand.
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
Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platform and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 37% of our hardware and other revenue in 2015. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platform and solutions to service providers, which could have a material adverse effect on our business, financial condition and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition and results of operations.
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
We have acquired businesses in the past. For example, we acquired EnergyHub, Inc. in 2013 and we acquired the assets of Horizon Analog, Inc. and Secure-i, Inc., respectively, in December 2014, and of HiValley Technology Inc. in March 2015. We also believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses. Any acquisitions we complete will give rise to risks, including:

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
We may pursue business opportunities that diverge from our current business model, including expanding our platform and solutions and investing in new and unproven technologies. For example, in 2013, we entered the energy management market through our acquisition of EnergyHub. We can offer no assurance that any such new business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could reduce operating margins and require more working capital, materially and adversely affect our business, financial condition, results of operations and cash flows.
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
We are party to a senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, which we refer to as our 2014 Facility, that allows us to draw down an aggregate amount equal to $50.0 million. As of December 31, 2015, we had an outstanding balance of $6.7 million under our 2014 Facility. This indebtedness and certain covenants and obligations contained in the related documentation could adversely affect our financial health and business and future operations by, among other things:

•	making it more difficult for us to satisfy our obligations, including with respect to our indebtedness;

•	increasing our vulnerability to adverse economic and industry conditions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the industry in which we operate.
Furthermore, substantially all of our assets, including our intellectual property, secure our 2014 Facility. If an event of default under the credit agreement occurs and is continuing, SVB may request the acceleration of the related indebtedness and foreclose on the security interests.

In addition, our 2014 Facility restricts our ability to make dividend payments and requires us to maintain a certain leverage ratio, which may restrict our ability to invest in future growth. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2015, we had $31.0 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platform and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service providers or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service providers and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platform and solutions, our business, financial condition and results of operations would be harmed.
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
We are involved and have been involved in the past in legal proceedings from time to time. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents owned by Vivint. See the section of this Annual Report titled "Legal Proceedings" for additional information on this matter. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risks related to these suits, and we may be unable to accurately assess our level of exposure. As a result of these proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly. For example, we have initiated and been involved with intellectual property litigation as a result of which we have entered into cross-license agreements relating to our and third-party intellectual property, and in one such case we initiated in 2013 and settled in January 2014, we incurred $11.2 million of legal expense in 2013.

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
We anticipate that our efforts to expand internationally will entail the marketing and advertising of our platform, solutions and brand. While our platform and solutions are designed for ease of localization, revenue in countries outside of the United States and Canada accounted for less than 1% of our revenue for the year ended December 31, 2015. We also do not have substantial experience in selling our platform and solutions in international markets outside of the United States and Canada or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platform and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.
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
Although we are not aware of any use of open source software in our platform and solutions that would require us to disclose all or a portion of the source code underlying our core solutions, it is possible that such use may have inadvertently occurred in deploying our platform and solutions. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our platform and solutions without our knowledge, we could, under certain circumstances, be required to disclose the source code to our platform and solutions. This could harm our intellectual property position as well as our business, results of operations and financial condition.
Risks Related to Ownership of Our Common Stock
An active trading market for our common stock may not continue to develop or be sustained.
Prior to our recently completed initial public offering, there was no public market for our common stock. Although our common stock is listed on The NASDAQ Global Select Market, we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.
The market price of our common stock has been and is likely to continue to be volatile.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $20.25 through December 31, 2015. Factors that may affect the market price of our common stock include:

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
We are an “emerging growth company,” and as a result of the reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we qualify as an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and non-binding stockholder approval of any golden parachute payments not previously approved. As we have elected to take advantage of the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. As we intend to provide reduced disclosures in our periodic reports and proxy statements regarding executive compensation while we are an emerging growth company, investors will have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” for up to five years or such earlier time that we no longer qualify as an emerging growth company. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the 2016 annual report we file with the U.S. Securities and Exchange Commission, or the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors are not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we no longer qualify as an “emerging growth company” as defined in the JOBS Act.
We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we continue to transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.
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
We completed our initial public offering on July 1, 2015. As a new public company, we have incurred and we will continue to incur increased legal, accounting and other costs not incurred as a private company. The Sarbanes-Oxley Act and related rules and regulations of the SEC regulate the corporate governance practices of public companies. We expect that compliance with these requirements will continue to increase certain of our expenses and make some activities more time-consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively affect our financial results.
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
As of December 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, all of whom are represented on our board of directors, together with their affiliates beneficially own 78.5% of the voting power of our outstanding capital stock. As a result, these stockholders are able to determine the outcome of matters submitted to our stockholders for approval. This ownership could affect the value of your shares of common stock by, for example, these stockholders electing to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination. This concentration of ownership may also adversely affect the market price of our common stock.
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of December 31, 2015, 45,581,662 shares of our common stock were issued and 45,485,294 shares of our common stock were outstanding. The majority of these shares were acquired prior to our initial public offering and were subject to lock-up agreements prohibiting holders of these shares from selling any of their shares for a period of 180 days following our initial public offering. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. Furthermore, shares of our common stock subject to outstanding awards under our Amended and Restated 2009 Equity Incentive Plan, as well as the shares of our common stock reserved for future issuance under our 2015 Equity Incentive Plan, under our 2015 Employee Stock Purchase Plan and upon exercise of outstanding warrants, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Facilities
We relocated our corporate headquarters to Tysons, Virginia in February 2016. Our principal offices occupy approximately 106,251 square feet of commercial space under a lease that we entered into in August 2014 and expires in 2026. We use this facility for sales and marketing, research and development, customer service and administrative purposes.
Prior to February 2016, our corporate headquarters was located in Vienna, Virginia. This facility consists of approximately 36,400 square feet of commercial space under a lease that expires in August 2016. We do not intend to renew this lease.
We also have offices in Bloomington, Minnesota; Centennial, Colorado; Brooklyn, New York; Boston and Needham, Massachusetts; Wilsonville, Oregon; Lawrence, Kansas and Fort Lauderdale, Florida, and own a demonstration home in Falls Church, Virginia. We and our subsidiaries use these properties for sales and training, research and development, technical support and administrative purposes.

ITEM 3. LEGAL PROCEEDINGS

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
On February 9, 2016, we were sued along with one of our service providers in the Circuit Court for the City of Virginia Beach, Virginia by the estate of a deceased service provider customer alleging wrongful death, among other claims.  The suit seeks a total of $7 million in compensatory damages and $350,000 in punitive damages. We are currently reviewing this matter and have made no determination yet regarding the merits of the case.

From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The NASDAQ Global Select Market on June 26, 2015 and trades under the symbol “ALRM.” Prior to June 26, 2015, there was no public market for our common stock. The following table sets forth the high and low reported sales prices per share of our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2015
Second Quarter (beginning June 26, 2015)	$17.88	$14.71
Third Quarter	$19.15	$10.26
Fourth Quarter	$20.25	$11.45

On February 1, 2016, the closing price of our common stock on The NASDAQ Global Select Market was $16.28.

Holders
As of February 1, 2016, there were approximately 124 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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

We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our 2014 Facility with SVB, as further disclosed under "Sources of Liquidity" in Part II Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.
Use of Proceeds from Initial Public Offering of Common Stock
On July 1, 2015, we closed our initial public offering, or IPO, in which we issued and sold 7,000,000 shares of common stock at a public offering price of $14.00 per share, resulting in gross proceeds of $98 million. On July 8, 2015, pursuant to the underwriters’ exercise of their over-allotment option to purchase up to an additional 525,000 shares from us and up to an additional 525,000 shares from the selling stockholders, we issued and sold an additional 525,000 additional shares of our common stock and certain selling stockholders affiliated with ABS Capital Partners sold 525,000 shares of our common stock, resulting in additional gross proceeds to us of $7.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204428), which was declared effective by the SEC on June 25, 2015. Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, and BofA Merrill Lynch acted as joint book-running managers of our IPO, which has now terminated, and Stifel, Raymond James & Associates, Inc., William Blair & Company, LLC and Imperial Capital, LLC acted as co-managers.
The net proceeds to us, after deducting underwriting discounts and commission of approximately $7.4 million and offering expenses of approximately $5.0 million, were approximately $93.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested a portion of the net offering proceeds into money market securities. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated June 25, 2015 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on June 26, 2015. As of September 30, 2015, all expenses incurred in connection with our IPO have been paid.

Stock Performance Graph
The following graph shows a comparison from June 26, 2015 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2015 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) S&P 500 Index. The graph assumes an initial investment of $100 on June 26, 2015 and reinvestment of dividends. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

	6/26/2015	6/30/2015	7/31/2015	8/31/2015	9/30/2015	10/31/2015	11/30/2015	12/31/2015
Alarm.com Holdings, Inc.	$100	$91	$110	$101	$69	$75	$104	$99
NASDAQ Composite	100	98	101	94	91	99	101	99
S&P 500	100	98	100	94	91	99	99	97

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The following selected consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report. The following tables set forth our selected consolidated financial and other data for the years ended and as of December 31, 2015, 2014, 2013, 2012 and 2011 (in thousands, except share and per share data).

	Year Ended December 31,
Consolidated Statements of Operations Data:	2015	2014	2013	2012	2011
Revenue:
SaaS and license revenue	$140,936	$111,515	$82,620	$55,655	$32,161
Hardware and other revenue	67,952	55,797	47,602	40,820	32,898
Total revenue	208,888	167,312	130,222	96,475	65,059
Cost of revenue: (1)
Cost of SaaS and license revenue	25,722	23,007	16,476	12,681	8,051
Cost of hardware and other revenue	51,652	44,172	38,482	28,773	21,102
Total cost of revenue	77,374	67,179	54,958	41,454	29,153
Operating expenses:
Sales and marketing(2)	32,240	25,836	21,467	13,232	5,819
General and administrative(2)	35,473	26,113	29,928	14,099	6,817
Research and development(2)	40,002	23,193	13,085	8,944	5,613
Amortization and depreciation	5,808	3,991	3,360	2,230	1,988
Total operating expenses	113,523	79,133	67,840	38,505	20,237
Operating income	17,991	21,000	7,424	16,516	15,669
Interest expense	(178)	(196)	(269)	(312)	(9)
Other (expense) / income, net	(348)	(485)	57	5	10
Income before income taxes	17,465	20,319	7,212	16,209	15,670
Provision for income taxes	5,697	6,817	2,688	7,280	6,015
Net income	11,768	13,502	4,524	8,929	9,655
Dividends paid to participating securities	(18,987)	—	—	(8,182)	(18,998)
Cumulative dividend on redeemable convertible preferred stock	—	—	—	(1,855)	(3,317)
Deemed dividend to redeemable convertible preferred stock upon recapitalization	—	—	—	(138,727)	—
Income allocated to participating securities	—	(12,939)	(4,402)	—	—
Net (loss) / income attributable to common stockholders	$(7,219)	$563	$122	$(139,835)	$(12,660)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Per share information attributable to common stockholders:
Net (loss) / income per share:
Basic	$(0.30)	$0.25	$0.08	$(108.55)	$(19.76)
Diluted	$(0.30)	$0.14	$0.04	$(108.55)	$(19.76)
Weighted average common shares outstanding:
Basic	24,108,362	2,276,694	1,443,469	1,288,162	640,850
Diluted	24,108,362	3,890,121	2,795,345	1,288,162	640,850
Cash dividends declared per share	$0.36	$—	$—	$0.26	$0.60

	Year Ended December 31,
	2015	2014	2013	2012	2011
Other Financial and Operating Data:
SaaS and license revenue renewal rate(3)	93%	93%	93%	94%	94%
Adjusted EBITDA(4)	$34,270	$28,321	$28,259	$20,505	$17,839

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet and other data:
Cash and cash equivalents	$128,358	$42,572	$33,583	$41,920	$16,817
Working capital, excluding deferred revenue(5)	134,260	47,553	32,762	38,756	15,262
Total assets	226,095	120,932	99,487	87,545	58,507
Redeemable convertible preferred stock	—	202,456	202,456	202,456	35,117
Total long-term obligations	26,885	17,572	14,923	15,352	14,377
Total stockholders' equity / (deficit)	170,131	(121,844)	(140,690)	(147,051)	(3,188)
_____________________
(1) Excludes amortization and depreciation.
(2) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Stock-based Compensation Expense Data:
Sales and marketing	$372	$338	$102	$196	$39
General and administrative	2,486	1,862	495	418	89
Research and development	1,266	1,067	244	1,145	54
Total stock-based compensation expense	$4,124	$3,267	$841	$1,759	$182
(3) We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from our subscribers who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage. Our service providers, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service providers. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.
(4) We define Adjusted EBITDA as our net income before interest and other (expense) / income, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, goodwill and intangible impairment charges, changes in fair value of acquisition related contingent liabilities and legal costs incurred in connection with certain intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, the stock-based compensation expense related to stock options and the sale of common stock, goodwill and intangible impairment charges and gain from the release of an acquisition-related contingent liability. Included in 2015 stock-based compensation expense is $0.8 million related to the repurchase of an employee's stock awards. See the following table for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands).

	Year Ended December 31,
	2015	2014	2013	2012	2011
Adjusted EBITDA
Net income	$11,768	$13,502	$4,524	$8,929	$9,655
Adjustments:
Interest expense and other (expense) / income, net	526	681	212	307	(1)
Income tax expense	5,697	6,817	2,688	7,280	6,015
Amortization and depreciation	5,808	3,991	3,360	2,230	1,988
Stock-based compensation expense	4,124	3,267	841	1,759	182
Goodwill and intangible asset impairment	—	—	11,266	—	—
Release of acquisition related contingent liability	—	—	(5,820)	—	—
Litigation expense	6,347	63	11,188	—	—
Total adjustments	22,502	14,819	23,735	11,576	8,184
Adjusted EBITDA	$34,270	$28,321	$28,259	$20,505	$17,839
(5) In the fourth quarter of 2015, we retrospectively adopted ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes" which simplifies the presentation of deferred income taxes and requires entities to classify deferred income tax liabilities and assets for each jurisdiction as noncurrent on the balance sheet. To adopt this pronouncement, we reclassified the previously reported $3.2 million current portion of deferred tax assets to long-term deferred tax assets on our balance sheet as of December 31, 2014 in this annual report. In addition, we retrospectively reclassified the previously reported current portion of deferred tax assets to long-term deferred tax assets for the balance sheet and other data table above resulting in a change in working capital as of December 31, 2014, 2013, 2012 and 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are the leading platform solution for the connected home. Through our cloud-based services, we make connected home technology broadly accessible to millions of home and business owners. Our multi-tenant software-as-a-service, or SaaS, platform enables home and business owners to intelligently secure their properties and automate and control a broad array of connected devices through a single, intuitive user interface.
Our connected home platform currently has more than 2.6 million residential and business subscribers and connects to tens of millions of devices. More than 20 billion data points were generated and processed by those subscribers and devices in the last year alone. We believe that this scale of subscribers, devices and data makes us the leader in smart home services market.
Our solutions are delivered through an established network of over 5,000 trusted service providers, who are experts at designing, selling, installing and supporting our solutions. Our technology platform was purpose-built for the entire connected home ecosystem, including the consumers who use it, the service providers who deliver it and the hardware partners whose devices are enabled by the platform. We power four primary solutions, which can be used individually or combined and integrated within a single user interface accessible through the web and mobile apps: interactive security, intelligent automation, video monitoring and energy management.
Our solutions are used by both homeowners and businesses and are delivered through our cloud-based platform enabling a breadth of connected home solutions, which can be integrated together or provided on a standalone basis. We enable quick, intuitive access to the consumer through our mobile app as well as enabling new ways to engage with the home through wearables like the Apple Watch, the TV through Apple TV and Amazon Fire TV and voice control through Amazon Echo.
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
We primarily generate revenue through our service providers who resell our services and pay us monthly fees, which comprises our SaaS revenue. Our service providers sell, install and support Alarm.com solutions that enable home and business owners to intelligently secure, connect, control and automate their properties. Our service providers have indicated that they typically have three to five-year service contracts with home or business owners, whom we refer to as our subscribers. We derive a small portion of our revenue from licensing our intellectual property to service providers on a per customer basis. SaaS and license revenue represented 67%, 67% and 63% of our revenue in 2015, 2014 and 2013. As of December 31, 2015, we had more than 2.6 million subscribers, a substantial majority of which were residential.
We also generate revenue from the sale of hardware that enables our solutions, including cellular radio modules, video cameras, image sensors and peripherals. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 33%, 33% and 37% of our revenue in 2015, 2014 and 2013.
With less than one percent of our total revenues from customers located outside the United States and Canada in the year ended December 31, 2015, we believe there is significant opportunity to expand our international business. Our products are currently localized and available in 21 countries outside of the United States and Canada.
To date, nearly all of our revenue growth has been organic. We have completed small acquisitions, but those acquisitions have been related to technology or services complementary to our core offerings and have not contributed materially to our revenue. We have focused on growing our business and plan to continue to invest in growth. We expect our cost of revenue and operating expenses to continue to increase in absolute dollars in future periods. Marketing and sales expenses are expected to increase as we continue to expand our sales teams, increase our marketing activities and grow our international operations. Research and development expenses are expected to increase to support the enhancement of our existing products and the development of new products, including our enterprise management solutions. We also expect to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company.
Highlights of our financial performance for the periods covered in this report include:

•	Revenue increased 25% from $167.3 million in 2014 to $208.9 million in 2015. Revenue increased 28% from $130.2 million in 2013 to $167.3 million in 2014.

•	SaaS and license revenue increased 26% from $111.5 million in 2014 to $140.9 million in 2015. SaaS and license revenue increased 35% from $82.6 million in 2013 to $111.5 million in 2014.

•	Net income decreased from $13.5 million in 2014 to $11.8 million in 2015. Net income increased from $4.5 million in 2013 to $13.5 million in 2014.

•	Adjusted EBITDA, a non-GAAP measurement of operating performance, increased from $28.3 million in 2014 to $34.3 million in 2015. Adjusted EBITDA was $28.3 million in 2013.
Please see Non-GAAP Measures below in this section of the report for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for 2015, 2014 and 2013.
Key Metrics
We use the following key business metrics to help us monitor the performance of our business and to identify trends affecting our business (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
SaaS and license revenue	$140,936	$111,515	$82,620
Adjusted EBITDA	34,270	28,321	28,259
	Twelve Months Ended December 31,
	2015	2014	2013
SaaS and license revenue renewal rate	93%	93%	93%
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
Adjusted EBITDA
Adjusted EBITDA represents our net income before interest and other (expense) / income, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, goodwill and intangible impairment charges and legal costs incurred in connection with certain intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense.
Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for 2015, 2014 and 2013.
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

Components of Operating Results
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
We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service providers on a per customer basis for use of our patents. In November 2013, we entered into a license agreement with Vivint Inc., or Vivint, who represented at least 10% but not more than 15% of our revenue in 2013 and 2014, pursuant to which we granted Vivint a license to use the intellectual property associated with our connected home solutions. Vivint began generating customers and paying us license revenue in the second quarter of 2014. Pursuant to this arrangement, Vivint has transitioned from selling our SaaS solutions directly to its customers to selling its own home automation product to its new customers, and we receive less revenue from Vivint from license fees as compared to its subscribers that continue to utilize our SaaS platform. Additionally, in some markets, our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.
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
We expect our cost of revenue to increase on an absolute dollar basis primarily from growth in SaaS and license revenue.
Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development, and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 165 employees at January 1, 2013 to 507 employees at December 31, 2015, and we expect to continue to hire new employees to support future growth of our business.
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
The number of employees in sales and marketing functions grew from 67 at January 1, 2013 to 188 at December 31, 2015. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis and as a percentage of our total revenue in the short term. We intend to increase the size of our sales force to provide additional support to our existing service provider base to drive their productivity in selling our solutions as well as to enroll new service providers in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs and customer lead generation to support our service providers’ efforts to enroll new subscribers and expand the adoption of our solutions.
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
The number of employees in general and administrative functions grew from 20 at January 1, 2013 to 58 at December 31, 2015. We expect our general and administrative expense in 2016 to increase on an absolute dollar basis primarily from the inclusion of incremental intellectual property litigation expenses. We anticipate that we will incur additional costs for personnel and professional services as we continue to operate as a public company. These costs include increases in our finance and legal personnel, additional external legal and audit fees and expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies. We also expect to incur increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function.
Research and Development Expense.  Research and development expense consists primarily of personnel and related expenses for our employees working on our product development and software and device engineering teams, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Also included are non-personnel costs such as consulting and professional fees paid to third-party development resources.
The number of employees in research and development functions grew from 78 at January 1, 2013 to 261 at December 31, 2015. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platform and the solutions we offer to our service providers and subscribers. We will also continue to invest in efforts to extend our platform to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of smart home and enterprise technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.
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
Other (Expense) / Income, Net
Other (expense) / income, net consists of our portion of the income or loss from our minority investments in other businesses accounted for under the equity method, interest income earned on our cash and cash equivalents and our notes receivable and gain or loss on the fair value of derivative instruments.

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
Results of Operations
The following table sets forth our selected consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):
Consolidated Statements of Operations

	Year Ended December 31,
	2015		2014		2013
	$	%	$	%	$	%
Revenue:
SaaS and license revenue	$140,936	67%	$111,515	67%	$82,620	63%
Hardware and other revenue	67,952	33	55,797	33	47,602	37
Total revenue	208,888	100	167,312	100	130,222	100
Cost of revenue: (1)
Cost of SaaS and license revenue	25,722	12	23,007	14	16,476	13
Cost of hardware and other revenue	51,652	25	44,172	26	38,482	30
Total cost of revenue	77,374	37	67,179	40	54,958	42
Operating expenses:
Sales and marketing (2)	32,240	15	25,836	15	21,467	16
General and administrative (2)	35,473	17	26,113	16	29,928	23
Research and development (2)	40,002	19	23,193	14	13,085	10
Amortization and depreciation	5,808	3	3,991	2	3,360	3
Total operating expenses	113,523	54	79,133	47	67,840	52
Operating income	17,991	9	21,000	13	7,424	6
Interest expense	(178)	—	(196)	—	(269)	—
Other (expense) / income, net	(348)	—	(485)	—	57	—
Income before income taxes	17,465	8	20,319	12	7,212	6
Provision for income taxes	5,697	3	6,817	4	2,688	2
Net income	$11,768	6%	$13,502	8%	$4,524	3%
_______________

(1)	Excludes amortization and depreciation.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense data:
Sales and marketing	$372	$338	$102
General and administrative	2,486	1,862	495
Research and development	1,266	1,067	244
Total stock-based compensation expense	$4,124	$3,267	$841

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2015	2014	2013
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	18%	21%	20%
Cost of hardware and other revenue as a percentage of hardware and other revenue	76%	79%	81%
Total cost of revenue as a percentage of total revenue	37%	40%	42%
Comparison of Years Ended December 31, 2015 to December 31, 2014 and December 31, 2014 to December 31, 2013
Revenue

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Revenue
SaaS and license revenue	$140,936	$111,515	$82,620	26%	35%
Hardware and other revenue	67,952	55,797	47,602	22%	17%
Total revenue	$208,888	$167,312	$130,222	25%	28%
2015 Compared to 2014
The $41.6 million increase in total revenue from 2014 to 2015 was the result of a $29.4 million, or 26%, increase in SaaS and license revenue and a $12.2 million, or 22%, increase in hardware and other revenue. The increase in SaaS and license revenue from 2014 to 2015 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2014, as well as the increase of our subscriber base during 2015. To a lesser extent, SaaS and license revenue increased from 2014 to 2015 due to an increase in fees paid to us for licenses to use our intellectual property. Hardware and other revenue from 2014 to 2015 increased $4.5 million from a 45% increase in the volume of video cameras sold, $1.1 million from a 36% increase in the volume of image sensors sold, $1.1 million from a 7% increase in volume of cellular radio modules sold and $1.4 million from an increase in the volume of peripherals sold, including our new thermostat. Our Other segment contributed $0.9 million of the increase in SaaS and license revenue and $3.9 million of the increase in hardware and other revenue from 2014 to 2015.
2014 Compared to 2013
The increase in total revenue from 2013 to 2014 was the result of a $28.9 million, or 35%, increase in SaaS and license revenue and an $8.2 million, or 17%, increase in hardware and other revenue. The increase in SaaS and license revenue from 2013 to 2014 was primarily attributable to growth in our subscriber base, including the full year revenue impact from subscribers we added in 2013, as well as the increase of our subscriber base during 2014. The increase in hardware and other revenue from 2013 to 2014 was primarily attributable to a $3.6 million increase in revenue from sales of our video cameras as a result of a 36% increase in the volume of video cameras sold and a $1.9 million increase in revenue from sales of our cellular radio modules as a result of an increase in volume.

Cost of Revenue

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Cost of revenue(1)
Cost of SaaS and license revenue	$25,722	$23,007	$16,476	12%	40%
Cost of hardware and other revenue	51,652	44,172	38,482	17%	15%
Total cost of revenue	$77,374	$67,179	$54,958	15%	22%
% of total revenue	37%	40%	42%
 ________________

(1) Excludes amortization and depreciation.
2015 Compared to 2014
The $10.2 million increase in cost of revenue from 2014 to 2015 was the result of a $2.7 million, or 12%, increase in cost of SaaS and license revenue and a $7.5 million, or 17%, increase in cost of hardware and other revenue. The increase in cost of SaaS and license revenue related primarily to the growth in our subscribers driving an increase in the costs to make our SaaS platform available to our service providers and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 18%, 21% and 20% for 2015, 2014 and 2013. This decrease in cost of sales relative to revenue growth was driven by achieving economies of scale from growth in our subscriber base. The increase in costs of hardware and other revenue related primarily to our increase in hardware and other revenue. Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for 2015 and 79% for 2014. These cost savings came from a reduction in the cost of certain hardware SKUs realized from an increase in sales volume and improvements to our supply chain logistics which reduced the carrying cost of some of our hardware products. Total cost of revenue as percent to total revenue was 37% for 2015 and 40% for 2014.
2014 Compared to 2013
The increase in cost of revenue from 2013 to 2014 was the result of a $6.5 million, or 40%, increase in SaaS and license costs and a $5.7 million, or 15%, increase in hardware costs. The increase in SaaS and license costs from 2013 to 2014 related primarily to the growth in our subscribers driving an increase in the costs to make our SaaS platform available to our service providers and subscribers. The increase in hardware and other costs from 2013 to 2014 related primarily to our higher hardware and other revenue.
Sales and Marketing Expense

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Sales and marketing	$32,240	$25,836	$21,467	25%	20%
% of total revenue	15%	15%	16%
2015 Compared to 2014
The $6.4 million increase in sales and marketing expense from 2014 to 2015 was primarily due to an increase in our sales force and our marketing team to support our growth and for international expansion. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $4.9 million from 2014 to 2015. Our consulting fees increased $1.0 million from 2014 to 2015. These increases were partially offset by a $2.1 million decrease in marketing and advertising expenses from 2014 to 2015 related to the timing of our marketing initiatives. Our Other segment contributed $2.2 million of the increase in sales and marketing expense from 2014 to 2015 primarily due to personnel and related costs. The number of employees in our sales and marketing teams increased from 159 at December 31, 2014 to 188 at December 31, 2015.
2014 Compared to 2013

The increase in sales and marketing expense from 2013 to 2014 was due to an increase in our sales force and our marketing team, partially offset by a $1.7 million decrease in marketing and advertising expenses. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $3.5 million compared to the same period in the prior year. Sales and marketing expense for 2014 also increased by $2.0 million primarily due to personnel and related expense for our Other segment. The number of employees in our sales and marketing teams increased from 102 at December 31, 2013 to 159 at December 31, 2014.
General and Administrative Expense

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands)
General and administrative	$35,473	$26,113	$29,928	36%	(13)%
% of total revenue	17%	16%	23%
2015 Compared to 2014
The $9.4 million increase in general and administrative expense from 2014 to 2015 was primarily due to $6.3 million of legal expenses related to intellectual property litigation and to a lesser extent, an increase in employees and facilities to support our growth and an increase in personnel and professional services as we continue to operate as a public company. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $2.6 million for 2015 compared to 2014. Included in this increase is $0.8 million of stock-based compensation for the repurchase of a former employee's awards and also increases in professional services to implement public company compliance measures including Sarbanes-Oxley Act of 2002. Our rent expense increased $1.9 million in 2015 compared to 2014 due to new facilities including our new corporate headquarters. General and administrative expense from our Other segment decreased $0.3 million from a $0.6 million reduction in consulting fees and external legal fees partially offset by a $0.2 million increase in rent to support growth in 2015 compared to 2014. Overall, the total number of employees in general and administrative functions increased from 54 at December 31, 2014 to 58 at December 31, 2015.
2014 Compared to 2013
The decrease in general and administrative expense from 2013 to 2014 was primarily due to a decrease in legal expenses of $7.8 million compared to the prior year due to intellectual property litigation we initiated in 2013 and settled in early 2014. This decrease was partially offset by an increase in employees and consultants to support our growth. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $3.0 million compared to the same period in the prior year. Professional services fees including accounting and audit services increased by $1.4 million. Our rent expense increased $1.4 million in 2014 compared to 2013 due to new facilities to support our growth. General and administrative expense from our Other segment decreased by $3.2 million compared to the same period in the prior year as a result of a decrease in acquisition-related charges, offset by a $2.3 million increase in personnel and related costs. During the third quarter of 2013, we recorded a $11.3 million loss on goodwill and intangible asset impairment related to our EnergyHub acquisition, partially offset by a $5.8 million gain on the release of an acquisition related contingent liability. The number of employees in general and administrative functions increased from 34 at December 31, 2013 to 54 at December 31, 2014.
Research and Development Expense

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Research and development	$40,002	$23,193	$13,085	72%	77%
% of total revenue	19%	14%	10%
2015 Compared to 2014
The $16.8 million increase in research and development expense for 2015 compared to 2014 was primarily due to an increase in employees in research and development functions. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $8.8 million for 2015 compared to 2014. In addition, research and development expenses, including those performed by external consultants, increased by $0.8 million for 2015 compared to 2014. Our Other segment contributed $6.4 million of the increase in research and development expense from 2014 to 2015. Research and development expenses, including those performed by external consultants for our Other segment, increased by $4.9 million and included charges we recorded related to the renegotiation of a contract with a manufacturer. The manufacturer was working with our Other segment business focused on the retail channel and we reduced the scale of that initiative. In addition, personnel and related expense for our Other segment increased by $1.6 million compared to 2014. Overall, the total number of employees in research and development functions increased from 187 at December 31, 2014 to 261 at December 31, 2015.
2014 Compared to 2013
The increase in research and development expense from 2013 to 2014 was primarily due to an increase in employees in research and development functions. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $5.7 million compared to the prior year. In addition, research and development performed by external consultants increased by $1.4 million compared to 2013. Research and development expense for 2014 also increased by $2.7 million primarily due to personnel and related expense for our Other segment. The number of employees in research and development functions increased from 117 at December 31, 2013 to 187 at December 31, 2014.
Amortization and Depreciation

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Amortization and depreciation	$5,808	$3,991	$3,360	46%	19%
% of total revenue	3%	2%	3%
2015 Compared to 2014
The increase in amortization and depreciation from 2014 to 2015 was primarily due to a $1.2 million increase in depreciation of computer and network equipment to accommodate our growth in headcount, additional facilities and for our network operations centers. In addition, depreciation from internally developed capitalized software increased $0.2 million in the same period. The acquired intangibles for our Secure-i and SecurityTrax acquisitions, which occurred in the fourth quarter of 2014 and the first quarter of 2015, contributed to the $0.6 million increase in amortization from 2014 to 2015.
2014 Compared to 2013
The increase in amortization and depreciation expense from 2013 to 2014 was primarily due to a $1.1 million increase in depreciation expense primarily due to additional computer equipment and from the expansion of our headquarters to accommodate our growth in headcount, as well as the purchase of equipment for our network operations centers. This increase was partially offset by a $0.5 million decrease in amortization of intangibles.
Interest Expense

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Interest expense	$(178)	$(196)	$(269)	(9)%	(27)%
% of total revenue	—%	—%	—%
2015 Compared to 2014
The decrease in interest expense from 2014 to 2015 was due to lower average borrowings outstanding and a more favorable interest rate on our revolving line of credit than on our prior debt facility, which was replaced in May 2014.
2014 Compared to 2013

The decrease in interest expense was due to lower average borrowings outstanding and a more favorable interest rate on our revolving line of credit.
Other (Expense) / Income, Net

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Other (expense) / income, net	$(348)	$(485)	$57	(28)%	(951)%
% of total revenue	—%	—%	—%
2015 Compared to 2014
Included in other (expense) / income, net are losses of an equity method investment that is in the start-up phase of its operations. We expect that this investment will continue to incur losses in the near term. These losses are partially offset by interest income earned on notes receivable.
2014 Compared to 2013
The change in other (expense) / income, net was due to $0.5 million in losses of an equity method investment that is in the start-up phase of its operations. We expect that this investment will continue to incur losses in the near term. We also recorded a $0.2 million impairment loss on a cost method investment and a $0.1 million loss on a derivative, which was offset by $0.3 million of interest income earned on note receivables.
Provision for Income Taxes

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Provision for Income Taxes	$5,697	$6,817	$2,688	(16)%	154%
% of total revenue	3%	4%	2%
2015 Compared to 2014
Our effective tax rate decreased from 34% in 2014 to 33% in 2015, primarily related to the increase in the amount of research and development tax credits recorded for 2015 and prior years during each of the periods, offset to a lesser extent, by an increase in state income tax expense due to expanding our operations to additional states.
2014 Compared to 2013
Our effective tax rate decreased from 37% in 2013 to 34% in 2014, primarily due to the impact of research and development tax credits claimed for the current and prior years recorded in 2014. These decreases were partially offset by the non-recurring benefit provided by the net of the non-deductible goodwill impairment and the non-taxable gain on the release of an acquisition liability which were recorded in 2013.
Quarterly Results of Operations
The following tables show selected unaudited quarterly consolidated statement of operations data for each of our eight most recently completed quarters, as well as the percentage of revenue for each line item. In the opinion of management, the information for each of these quarters has been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of financial information in accordance with generally accepted accounting principles. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. Historical results are not necessarily indicative of results that may be achieved in future periods, and operating results for quarterly periods are not necessarily indicative of operating results for a full year. The selected consolidated statements of operation data in amounts and as a percentage of total revenue are presented below (amounts in thousands):

	Three Months Ended
Selected Consolidated Statement of Operations Data:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited)
Revenue:
SaaS and license revenue	$25,204	$26,975	$28,473	$30,863	$31,955	$34,134	$36,158	$38,689
Hardware and other revenue	11,647	15,103	14,359	14,688	14,056	17,815	17,849	18,232
Total revenue	36,851	42,078	42,832	45,551	46,011	51,949	54,007	56,921

Cost of revenue:
Cost of SaaS and license revenue	5,008	5,669	6,002	6,328	6,033	6,297	6,764	6,628
Cost of hardware and other revenue	8,993	12,354	11,546	11,279	10,776	14,190	13,205	13,481
Total cost of revenue	14,001	18,023	17,548	17,607	16,809	20,487	19,969	20,109

Total operating expenses[1]	$15,732	$20,493	$22,005	$20,903	$24,076	$27,185	$30,177	$32,085

Net income[1]	$4,273	$2,076	$2,667	$4,486	$3,041	$2,509	$2,943	$3,275
Dividends paid to participating securities	—	—	—	—	—	(18,987)	—
Income allocated to participating securities[1]	(4,125)	(1,988)	(2,549)	(4,284)	(2,895)	—	(45)	(8)
Net income / (loss) attributable to common stockholders[1]	$148	$88	$118	$202	$146	$(16,478)	$2,898	$3,267
Per share information attributable to common stockholders[1]:
Net income / (loss) per share:
Basic	$0.08	$0.04	$0.05	$0.08	$0.06	$(6.09)	$0.06	$0.07
Diluted	$0.04	$0.02	$0.03	$0.05	$0.04	$(6.09)	$0.06	$0.07

As a percent of total revenue:
Revenue:
SaaS and license revenue	68%	64%	66%	68%	69%	66%	67%	68%
Hardware and other revenue	32%	36%	34%	32%	31%	34%	33%	32%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Cost of revenue:
Cost of SaaS and license revenue	14%	13%	14%	14%	13%	12%	13%	12%
Cost of hardware and other revenue	24%	29%	27%	25%	23%	27%	24%	24%
Total cost of revenue	38%	43%	41%	39%	37%	39%	37%	35%

Total operating expenses	43%	49%	51%	46%	52%	52%	56%	56%

Net income	12%	5%	6%	10%	7%	5%	5%	6%
1 See Note 23 to our consolidated financial statements for a discussion of immaterial adjustments we recorded after the third quarter of 2015.
Quarterly Trends
Our quarterly SaaS and license revenue has increased sequentially for all periods presented due to growth in our subscriber base driven by the effectiveness of our service providers’ ability to resell our services. Hardware and other revenue fluctuates from quarter to quarter based on the timing of hardware orders from our service providers and hardware distributors.
The cost of revenue, in absolute dollars, has increased over time due to the increase in revenue. The cost of revenue as a percent of revenue is lower in quarters when SaaS and license revenue represents a greater percentage of total revenue. The cost of SaaS and license revenue as a percentage of SaaS and license revenue has declined over time due to efficiencies of scale as our subscriber base has grown.

Our most significant operating expenses are employee-related costs, including salaries, benefits and stock-based compensation, which have increased in each of the quarters presented. The increase in employee-related costs was primarily related to research and development, as our headcount has grown to support the growth in our core operations and also from business acquisitions. Our headcount has also increased in our investments in businesses we are developing in adjacent markets. Amortization and depreciation has also increased due to our growth in headcount and expansion of facilities to support our growth, as well as from business acquisitions. The quarters ended September 30, 2015 and December 31, 2015 included $3.0 million and $2.8 million of legal expenses related to intellectual property litigation.
Segment Information
We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platform for the connected home and related connected home solutions. Our Alarm.com segment also includes the results of Horizon Analog, a research company that focuses on cost-effective collection and analysis of data relating energy usage and consumer behavior and energy disaggregation, Secure-i, a commercial video as a service provider, and SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed over 96% of our revenue for the years ended December 31, 2015, 2014 and 2013. Our Other segment is focused on researching and developing home and commercial automation and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue. Our Other segment grew from 12 employees at January 1, 2013 to 83 employees at December 31, 2015.
The following table sets forth our revenue, inter-segment revenue and operating expenses by segment for the periods presented (in thousands):

Segment Information	Year Ended December 31,
	2015		2014		2013
	Revenue	Operating Expenses	Revenue	Operating Expenses	Revenue	Operating Expenses
Alarm.com	$202,752	$91,544	$165,603	$65,566	$129,222	$55,340
Other	9,052	21,979	2,388	13,567	1,208	12,500
Inter-segment Alarm.com	(952)	—	(646)	—	(208)	—
Inter-segment Other	(1,964)	—	(33)	—	—	—
Total	$208,888	$113,523	$167,312	$79,133	$130,222	$67,840

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements for a description of our other significant accounting policies.

Revenue Recognition and Deferred Revenue
We derive our revenue from two primary sources: the sale of software-as-a-service, or SaaS, cloud-based connected home platform and the sale of hardware products that enable our solutions. We sell our hardware and platform solutions to service providers that resell our hardware and solutions to home and business owners, who are the service providers’ customers, and whom we refer to as our subscribers. We also sell our hardware to distributors who resell the hardware to service providers. We enter into contracts with our service providers that establish pricing for access to our connected home platform solutions and for the sale of hardware. These contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service providers typically enter into underlying contracts with our subscribers, which our service providers have indicated range from three to five years in length.

Our hardware includes cellular radio modules that enable access to our cloud-based platform, as well as video cameras, image sensors and other peripherals. Our service providers purchase our hardware in anticipation of installing the hardware in a home or business when they create a new subscriber account, or for use in an existing subscriber’s property. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. Service providers transact with us to purchase our platform solutions and resell our solutions to a new subscriber, or to upgrade or downgrade the solutions of an existing subscriber, at which time the subscriber’s access to our platform solutions is enabled and the delivery of the services commences. The purchase of hardware and the purchase of our platform solutions are separate transactions as, at the point of sale of the hardware, the service provider is not obligated to purchase a platform solution for the hardware sold, and the level and duration of platform solutions, if any, to be provided through the hardware sold cannot be determined.
We recognize revenue with respect to our solutions when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery to the customer, which may be either a service provider, distributor or a subscriber, has occurred or service has been rendered;

•	Fees are fixed or determinable; and

•	Collection of the fees is reasonably assured.
We consider a signed contract with a service provider to be persuasive evidence that an agreement exists, and the fees to be fixed or determinable if the fees are contractually agreed to with our service providers. Collectability is evaluated based on a number of factors, including a credit review of new service providers, and the payment history of existing service providers. If collectability is not reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon the receipt of payment.
SaaS and License Revenue
We generate the majority of our SaaS and license revenue primarily from monthly fees charged to our service providers sold on a per subscriber basis for access to our cloud-based connected home platform and the related solutions. Our fees per subscriber vary based upon the service plan and features utilized.
Under negotiated terms in our contractual arrangements with our service providers, we are entitled to, and recognize revenue based on a monthly fee that is billed in advance of the month of service. We have demonstrated that we can sell our SaaS offering on a stand-alone basis, as it can be sold separately from hardware and activation services. As there is no minimum required initial service term nor is there a stated renewal term in our contractual arrangements, we recognize revenue over the period of service, which is monthly. Our service providers typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.
We offer multiple service level packages for our solutions including a range of solutions and a range of a la carte add-ons for additional features. The fee paid by our service providers each month for the delivery of our solutions is based on the combination of packages and add-ons enabled for each subscriber. We utilize tiered pricing plans where our service providers may receive prospective pricing discounts driven by volume.
We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service providers on a per customer basis for use of our patents. In addition, in some markets our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.
Hardware and Other Revenue
We generate hardware and other revenue primarily from the sale of cellular radio modules that provide access to our cloud-based platform and, to a lesser extent, the sale of other devices, including video cameras, image sensors and peripherals. We recognize hardware and other revenue when the hardware is received by our service provider or distributor, net of a reserve for estimated returns. Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service providers or distributors, and are not contingent on resale to end-users, or to service providers in the case of sales of hardware to distributors. Our terms for hardware sales sold directly to either service providers or distributors typically allow for the return of hardware up to one year past the date of sale. Our distributors sell directly to our service providers under terms between the two parties. We record a percentage of hardware and other revenue of approximately 2 to 4%, based on historical returns, as a reserve against revenue for hardware returns. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.
Hardware and other revenue also includes activation fees charged to service providers for activation of a new subscriber account on our platform, as well as fees paid by service providers for our marketing services. Our service providers use services on our platform to assist in the installation of our solutions in a subscriber’s property. This installation marks the beginning of the service period on our platform and on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service providers and is charged to the service provider for each subscriber activated on our platform. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete.
Business Combinations
We are required to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired net of liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.
Critical estimates in valuing intangible assets include but are not limited to estimates about future expected cash flows from customer contracts, customer lists, proprietary technology and non-competition agreements, the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in our solutions, as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.
Goodwill and Intangible Assets
Goodwill represents the excess of (1) the aggregate of the fair value of consideration transferred in a business combination, over (2) the fair value of assets acquired, net of liabilities assumed. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments. Goodwill is not amortized, but is subject to annual impairment tests. We perform our annual impairment review of goodwill on October 1 and when a triggering event occurs between annual impairment tests. We test our goodwill at the reporting unit level. We perform a quantitative analysis every three years. We review goodwill for impairment using the two-step process if, based on our assessment of the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value.
For our 2015 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. This reporting unit had a fair value that exceeded its carrying value by more than 100% in the last quantitative assessment performed in 2014. We first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances and market capitalization. For the year ended December 31, 2015, we assessed the qualitative factors and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value and that the two-step impairment test was not required.
If a two-step impairment test is required, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and step two is required to measure the amount of the impairment, if any. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded to operating expenses in the period the determination is made. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. For the year ended December 31, 2015, we determined there were no indicators of impairment of our definite-lived intangible assets.
Accounting for Income Taxes
We account for income taxes under the asset and liability method as required by accounting standards codification, or ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. During 2013, in connection with the EnergyHub acquisition, we acquired significant net operating losses, a deferred tax asset, which we recorded at its expected realizable value. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets at December 31, 2015, 2014 and 2013. Accordingly, we have not recorded a valuation allowance in any of those years.
We are subject to income taxes in the U.S. and other foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions. We record uncertain tax positions in accordance with ASC 740-10 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) with respect to those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.
Recent Accounting Pronouncements
Adopted
On November 20, 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes and requires entities to classify deferred income tax liabilities and assets as noncurrent on the balance sheet. Prior to this accounting standard update, Topic 740, Income Taxes, required an entity to separate deferred income tax liabilities and assets for each jurisdiction into current and noncurrent amounts on the balance sheets. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendment is effective for annual periods, including periods within those annual periods beginning after December 15, 2016 with early adoption permitted. In the fourth quarter of 2015, we early adopted and retrospectively applied this update for all periods presented. To retrospectively adopt this pronouncement, we reclassified the previously reported $3.2 million current portion of deferred tax assets to long-term deferred tax assets on our balance sheet as of December 31, 2014.
On August 18, 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, EITF Meeting,” which clarifies the application of ASU 2015-03 related to presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements to allow for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” otherwise requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We adopted these pronouncements in the third quarter of 2015. The adoption did not have an impact on our financial statements. We continue to present the debt issuance costs associated with our revolving credit facility as an asset that is amortized ratably over the term of the agreement.
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
Not yet adopted
On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statement better understand the amount, timing and uncertainty of cash flows arising from leases. The update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2016-02 in the first quarter of 2019, and we are currently assessing the impact of this pronouncement on our financial statements.

On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)” which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period, similar to the qualitative assessment for long-lived assets, goodwill, and indefinite lived intangible assets. Upon determining that impairment exists, an entity should calculate the fair value of that investment and recognize as an impairment in net income any amount by which the carrying value exceeds the fair value of the investment. This impairment assessment reduces the complexity of the other-than-temporary impairment guidance entities were required to follow before the issuance of this update. In addition, the amendments require entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using exit price notion consistent with Topic 820, Fair Value Measurement and supersedes the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted under early application guidance outlined in the update. We are required to adopt this pronouncement in the first quarter of 2018, and we do not anticipate that adoption of the pronouncement will have a material impact on our financial statements.
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
On April 15, 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal- Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The amendment requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendment is effective for annual periods, including periods within those annual periods beginning after December 31, 2015 with early adoption permitted. We can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are required to adopt this pronouncement in the first quarter of 2016, and we do not anticipate that adoption of the pronouncement will have a material effect on our financial statements.
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
Liquidity and Capital Resources
Working Capital and Capital Expenditure Requirements
The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated (in thousands):

	As of December 31,
	2015	2014	2013
Cash and cash equivalents	$128,358	$42,572	$33,583
Accounts receivable, net	21,348	17,259	16,579
Working capital, excluding deferred revenue	134,260	47,553	32,762
Our cash and cash equivalents as of December 31, 2015 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns. In the fourth quarter of 2015, we retrospectively adopted ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes" which simplifies the presentation of deferred income taxes and requires entities to classify deferred income tax liabilities and assets as noncurrent on the balance sheets. To adopt this pronouncement, we reclassified the previously reported $3.2 million current portion of deferred tax assets to long-term deferred tax assets on our balance sheet as of December 31, 2014, which is included in this Annual Report. In addition, we retrospectively reclassified the previously reported current portion of deferred tax assets to long-term deferred tax assets resulting in a change in working capital as of December 31, 2014 and 2013, in the table above.
As of December 31, 2015, we had $128.4 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Over the next twelve months, we expect our capital expenditure requirements to be approximately $10 million, including approximately $4.4 million anticipated to be incurred for leasehold improvements related to the relocation of our corporate headquarters, of which, $2.4 million will be funded by tenant improvement allowances. Included in the terms of our new office lease, the landlord provided us with an $8.0 million tenant improvement allowance. As of December 31, 2015, we have used $5.6 million of this allowance. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our stockholders.
Sources of Liquidity
To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. We have raised $121.4 million in net cash, primarily from our initial public offering and also the sale of our preferred stock and to a lesser extent, from the proceeds of sales of common stock and stock option exercises.
In May 2014, we entered into a $50 million revolving credit facility, or the 2014 Facility, with Silicon Valley Bank, or SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. As of December 31, 2015, $6.7 million was outstanding, no letters of credit were utilized and $43.3 million remained available for borrowing under the 2014 Facility. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated coverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions. The 2014 Facility is secured by substantially all of our assets, including our intellectual property. As of December 31, 2015, we were in compliance with all covenants under the 2014 Facility. The 2014 Facility is discussed in more detail below under “Debt Obligations.”
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
Initial Public Offering
On July 1, 2015, we closed our initial public offering, or IPO, in which we issued and sold 7,000,000 shares of common stock at a public offering price of $14.00 per share, resulting in gross proceeds of $98.0 million. In addition, on July 8, 2015, we closed the underwriters' exercise of their over-allotment option to purchase 525,000 additional shares of our common stock from us, resulting in additional gross proceeds to us of $7.4 million. In total, we issued 7,525,000 shares of common stock and raised $105.4 million in gross proceeds, or $93.0 million in net proceeds after deducting underwriting discounts and commissions of $7.4 million and offering costs of $5.0 million.
The principal purposes of the IPO were to increase our financial flexibility, create a public market for our common stock, and facilitate our future access to the capital markets. We have used and expect to continue to use the net proceeds of the IPO for working capital and other general corporate purposes. We may use a portion of the proceeds from the IPO for acquisitions or strategic investments in complementary businesses or technologies. These expectations are subject to change.

Historical Cash Flows
The following table sets forth our cash flows for the year ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities	$27,137	$15,635	$10,654
Cash flows used in investing activities	(18,049)	(6,288)	(18,431)
Cash flows from / (used in) financing activities	76,698	(358)	(560)
Operating Activities
Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and accounts payable, accrued expenses and other current liabilities, adjusted for non-cash expense items such as amortization and depreciation, and stock-based compensation.
For 2015, cash flows from operating activities were $27.1 million, an increase of $11.5 million from 2014, as the result of a $15.0 million increase in cash from operating assets and liabilities partially offset by $1.7 million decrease in net income and a $1.7 million decrease in adjustments for non-cash items.
The $15.0 million increase in cash from operating assets and liabilities was due to the following:

•
The year over year increase in cash flows of $8.5 million provided by an increase in other liabilities balances was primarily the result of our new lease which expires in 2026 and utilizing tenant improvement allowances for our corporate headquarters. These terms increased the long-term deferred rent balance to $8.4 million as of December 31, 2015 from $1.0 million balance as of December 31, 2014.

•
Our accounts payable, accrued expenses and other current liabilities balance increased primarily from the increase in operating expenses and timing of payables resulting in a year over year increase in cash flows of $5.5 million.

•
From December 31, 2015 to 2014 inventory balances were $6.5 million as of December 31, 2015 and $6.9 million as of December 31, 2014 resulting in $0.4 million of cash flows from inventory in 2015, or a $4.7 million year over year increase in cash flows from fluctuations in our inventory balances. During 2014, cash used for inventory was $4.3 million which resulted from an increase in our investment in video camera inventory.

•	Our accounts receivable balance increased primarily from our increase in sales and timing of payments resulting in a year over year decrease in cash flows of $2.0 million.

•
Cash flows related to a change in other assets balances decreased $1.6 million year over year primarily from an increase in pre-payments relating to the timing of inventory and also meetings and events.

For 2015, cash flows from operating activities consisted of cash generated by our $11.8 million of net income and $8.1 million of adjustments for non-cash items and $7.2 million of changes in operating assets and liabilities. Adjustments for non-cash items in 2015 included $5.8 million for amortization and depreciation, $3.6 million for deferred income taxes, $3.3 million for stock-based compensation, $1.6 million for reserve for product returns, and $0.3 million for provision for doubtful accounts. Adjustments for non-cash items in 2014 included $4.0 million for amortization and depreciation, $3.3 million for stock-based compensation, and $1.9 million for reserve for product returns.
For 2014, cash flows from operating activities were $15.6 million, an increase of $5.0 million from 2013, and resulted primarily from an increase in net income as adjusted for non-cash items. Our inventory balance increased due to an increase in the quantity of video cameras needed to meet our fulfillment requirements. As our revenue increased in 2014, our accounts receivable balance increased but to a lesser extent than accounts receivable balances grew in the prior period. The cash flows from operating activities consisted of cash generated by our $13.5 million of net income and $9.9 million of adjustments for non-cash items offset by $7.7 million of changes in operating assets and liabilities. Adjustments for non-cash items in 2014 included $4.0 million for amortization and depreciation, $1.9 million for reserve for product returns, $1.7 million benefit for deferred income taxes, $1.4 million for provision for doubtful accounts and $3.3 million for stock-based compensation.
For 2013, cash flows from operating activities were $10.7 million primarily from cash generated by our $4.5 million of net income and $10.5 million of adjustments for non-cash items. This decrease in cash flows from operating assets and liabilities was primarily the result of increases in accounts receivable due to an increase in sales and higher balances of inventory and other long-term assets at year end. Adjustments for non-cash items included $3.4 million for amortization and depreciation, $1.8 million for reserve for product returns and $11.3 million impairment for goodwill and intangible assets from our EnergyHub acquisition, partially offset by a $5.8 million gain from the release of the contingent liability from the EnergyHub acquisition related earn-out in 2013.

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
During 2015, our cash used in investing activities was $18.0 million primarily from $10.3 million of capital expenditures related to leasehold improvements for our new corporate headquarters and expansion of our network operations centers. In addition, we purchased certain assets of SecurityTrax for $5.6 million and paid $0.4 million of cash holdback payments related to two of our previous acquisitions. We also paid $1.0 million to purchase licenses to patents.
During 2014, our cash used in investing activities totaled $6.3 million. Of that amount, we paid $6.9 million for capital expenditures and advanced $0.8 million in loans to a service provider and an installation partner to finance the creation of new subscriber accounts. We purchased certain assets of two businesses in 2014, Secure-i, Inc. and Horizon Analog, Inc., for $3.2 million. We also received a $2.0 million repayment of a note receivable from a platform partner and a $2.5 million distribution representing a partial return of a cost method investment.
During 2013, our cash used in investing activities totaled $18.4 million. Of that amount, we paid $8.1 million, net of cash received, to acquire EnergyHub. Additionally, we invested in companies that are complementary, consisting of $4.5 million in investments and $1.5 million in loans. We made these investments to create solutions that will leverage our cloud platform in adjacent markets, to invest in the development of devices that may connect to our cloud based platform, or in a service provider to finance the creation of new subscriber accounts. We also paid $2.3 million for capital expenditures.
Financing Activities
Cash generated by financing activities include proceeds from the sale of common stock, borrowings under credit facilities, and proceeds from the issuance of common stock from employee option exercises. Cash used in financing activities includes repurchases of common stock, dividends paid on our preferred stock and common stock and payments of offering costs in connection with our IPO.
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
During 2015, our cash from financing activities was $76.7 million primarily from $98.0 million of net proceeds received from the sale of our common stock in our IPO. We paid a $20.0 million dividend in June 2015. In connection with our preparation for our IPO, we incurred and paid $2.6 million of deferred offering costs in 2015 and $2.4 million in 2014, primarily for legal and accounting fees. The total of these offering costs was $5.0 million and was netted against additional paid-in-capital upon the close of the IPO. We also recorded a $0.9 million tax windfall benefit from stock-based awards.
During 2014, our cash used in financing activities totaled $0.4 million. We utilized borrowings of $6.7 million under our new 2014 Facility to extinguish and repay $7.5 million of debt outstanding and paid $0.3 million of related debt issuance costs. In connection with our preparation for our initial public offering, we paid $2.4 million of deferred offering costs, primarily for legal and accounting fees. These payments were partially offset by $1.5 million of proceeds from the early exercise of employee stock-based awards. These proceeds are recorded as liabilities until the underlying equity award is vested as we have the ability to buy back unvested equity awards from employees that terminate service. We also received $0.6 million in proceeds from the exercise of vested employee stock options and recorded a $1.1 million tax windfall benefit from stock-based awards.
During 2013, net cash used in financing activities totaled $0.6 million, primarily consisting of $1.5 million in repayments on our prior credit facility, partially offset by $0.8 million in aggregate proceeds from sales of common stock and stock option exercises.

Contractual Obligations
The following table presents our aggregate contractual obligations and the periods in which future payments are due as of December 31, 2015. Future events could cause actual payments to differ from these estimates.

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt:	(in thousands)
Principal payments	$6,700	$—	$6,700	$—	$—
Interest payments	241	178	63	—	—
Unused line fee payments	118	87	31	—	—
Operating lease commitments	40,378	3,221	8,196	7,889	21,072
Other long-term liabilities	2,045	—	1,533	328	184
Total contractual obligations	$49,482	$3,486	$16,523	$8,217	$21,256
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

As of December 31, 2015, we have no outstanding letters of credit under our 2014 Facility.

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
Debt Obligations
In 2011, we entered into a Loan & Security Agreement with SVB. We borrowed $10.0 million under a term loan. On May 8, 2014, we repaid all of the outstanding principal and interest under that term loan and replaced it with a $50.0 million revolving credit facility, or the 2014 Facility, with SVB, as administrative agent, and a syndicate of lenders. We utilized $6.7 million under the 2014 Facility to repay in full our indebtedness under our previous term loan. The 2014 Facility includes an option to increase the borrowing capacity to $75.0 million with the consent of the lenders. The 2014 Facility is available to us to finance working capital and certain permitted acquisitions and investments, and is secured by substantially all of our assets, including intellectual property. The 2014 Facility matures in May 2017.
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. Borrowings under LIBOR rates accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.25%, ABR plus 1.5%, and ABR plus 1.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. For the year ended December 31, 2015, the effective interest rate on the 2014 Facility was 2.63%.
On December 7, 2015, we amended the 2014 Facility. The amendment reduces the rate at which borrowings under LIBOR rates accrue interest to LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.00%, ABR plus 1.25%, and ABR plus 1.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively.
The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 2.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of December 31, 2015, we were in compliance with all covenants under the 2014 Facility.

Non-GAAP Measures
We define Adjusted EBITDA as our net income before interest and other (expense) / income, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, goodwill and intangible impairment charges, changes in fair value of acquisition related contingent liabilities and legal costs incurred in connection with certain intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, the stock-based compensation expense related to stock options and the sale of common stock, goodwill and intangible impairment charges and gain from the release of an acquisition-related contingent liability. See the following table for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA
Net income	$11,768	$13,502	$4,524
Adjustments:
Interest expense and other (expense) / income, net	526	681	212
Income tax expense	5,697	6,817	2,688
Amortization and depreciation	5,808	3,991	3,360
Stock-based compensation expense	4,124	3,267	841
Goodwill and intangible asset impairment	—	—	11,266
Release of acquisition related contingent liability	—	—	(5,820)
Litigation expense	6,347	63	11,188
Total adjustments	22,502	14,819	23,735
Adjusted EBITDA	$34,270	$28,321	$28,259
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.
Interest Rate Risk
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our credit facilities with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of December 31, 2015, an increase or decrease in the interest rate on our 2014 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $67,000, respectively.
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
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ALARM.COM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alarm.com Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alarm.com Holdings, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2015.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 29, 2016

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
SaaS and license revenue	$140,936	$111,515	$82,620
Hardware and other revenue	67,952	55,797	47,602
Total revenue	208,888	167,312	130,222
Cost of revenue: (1)
Cost of SaaS and license revenue	25,722	23,007	16,476
Cost of hardware and other revenue	51,652	44,172	38,482
Total cost of revenue	77,374	67,179	54,958
Operating expenses:
Sales and marketing	32,240	25,836	21,467
General and administrative	35,473	26,113	29,928
Research and development	40,002	23,193	13,085
Amortization and depreciation	5,808	3,991	3,360
Total operating expenses	113,523	79,133	67,840
Operating income	17,991	21,000	7,424
Interest expense	(178)	(196)	(269)
Other (expense) / income, net	(348)	(485)	57
Income before income taxes	17,465	20,319	7,212
Provision for income taxes	5,697	6,817	2,688
Net income	11,768	13,502	4,524
Dividends paid to participating securities	(18,987)	—	—
Income allocated to participating securities	—	(12,939)	(4,402)
Net (loss) / income attributable to common stockholders	$(7,219)	$563	$122

Per share information attributable to common stockholders:
Net (loss) / income per share:
Basic	$(0.30)	$0.25	$0.08
Diluted	$(0.30)	$0.14	$0.04
Weighted average common shares outstanding:
Basic	24,108,362	2,276,694	1,443,469
Diluted	24,108,362	3,890,121	2,795,345
Cash dividends declared per share	$0.36	$—	$—
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	11,768	13,502	4,524
Other comprehensive income, net of tax:
Change in unrealized (losses) / gains on marketable securities	—	(56)	56
Comprehensive income	$11,768	$13,446	$4,580
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$128,358	$42,572
Accounts receivable, net	21,348	17,259
Inventory	6,474	6,852
Other current assets	4,870	1,919
Total current assets	161,050	68,602
Property and equipment, net	15,446	8,130
Intangible assets, net	6,318	5,092
Goodwill	24,723	21,374
Deferred tax assets	11,915	8,363
Other assets	6,643	9,371
Total Assets	$226,095	$120,932
Liabilities, redeemable convertible preferred stock and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$19,276	$15,233
Accrued compensation	7,514	5,816
Deferred revenue	2,289	1,699
Total current liabilities	29,079	22,748
Deferred revenue	9,701	9,202
Long-term debt	6,700	6,700
Other liabilities	10,484	1,670
Total Liabilities	55,964	40,320
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock
Series B redeemable convertible preferred stock, $0.001 par value, 0 and 1,809,685 shares authorized; 0 and 1,809,685 shares issued and outstanding as of December 31, 2015 and 2014, liquidation preference of $0 and $191,132 as of December 31, 2015 and 2014.	—	136,523
Series B-1 redeemable convertible preferred stock, $0.001 par value, 0 and 1,669,680 shares authorized; 0 and 82,934 shares issued and outstanding as of December 31, 2015 and 2014, liquidation preference of $0 and $8,759 as of December 31, 2015 and 2014.	—	6,265
Series A redeemable convertible preferred stock, $0.001 par value, 0 and 3,511,725 shares authorized; 0 and 1,998,257 shares issued and outstanding as of December 31, 2015 and 2014, liquidation preference of $0 and $24,309 as of December 31, 2015 and 2014.	—	59,668
Stockholders’ equity / (deficit)
Preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized; 0 shares issued and outstanding as of December 31, 2015 and 2014.	—	—
Common stock, $0.01 par value, 300,000,000 and 100,000,000 shares authorized; 45,581,662 and 2,823,816 shares issued; and 45,485,294 and 2,614,444 shares outstanding as of December 31, 2015 and 2014.	455	26
Additional paid-in capital	297,781	7,168
Treasury stock (35,523 shares at cost of $1.20 per share)	(42)	(42)
Accumulated other comprehensive income	—	—
Accumulated deficit	(128,063)	(128,996)
Total Stockholders’ Equity / (Deficit)	170,131	(121,844)
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)	$226,095	$120,932
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2015	2014	2013
Net income	$11,768	$13,502	$4,524
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	276	1,371	592
Reserve for product returns	1,559	1,863	1,781
Amortization on patents	391	201	201
Amortization and depreciation	5,808	3,991	3,360
Amortization of debt issuance costs	108	70	—
Deferred income taxes	(3,552)	(1,735)	(2,164)
Change in fair value of contingent liability	(470)	—	—
Undistributed losses from equity investees	681	514	112
Stock-based compensation	3,347	3,267	841
Impairment of cost method investment	—	200	—
Goodwill and intangible asset impairment	—	—	11,266
Gain on release of contingent liability	—	—	(5,820)
Other, net	—	129	330
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(5,910)	(3,898)	(8,678)
Inventory	378	(4,334)	(1,412)
Other assets	(2,725)	(1,136)	(1,038)
Accounts payable, accrued expenses and other current liabilities	5,966	444	5,169
Deferred revenue	1,081	1,234	1,618
Other liabilities	8,431	(48)	(28)
Cash flows from operating activities	27,137	15,635	10,654
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(6,049)	(3,186)	(8,148)
Additions to property and equipment	(10,347)	(6,892)	(2,275)
Investment in cost and equity method investees	(247)	—	(4,516)
Distribution from cost method investee	—	2,545	—
Issuances of notes receivable	(406)	(755)	(1,492)
Purchases of licenses to patents	(1,000)	—	—
Purchases of marketable securities	—	—	(2,000)
Disposition of marketable securities	—	2,000	—
Cash flows used in investing activities	(18,049)	(6,288)	(18,431)
Cash flows from / (used in) financing activities:
Proceeds from issuance of common stock from initial public offering, net of underwriting discount and commission	97,976	—	—
Proceeds from issuance of debt, net of debt issuance costs	—	6,376	—
Repayments of term loan	—	(7,500)	(1,500)
Dividends paid to common stockholders	(1,013)	—	—
Dividends paid to employees for unvested shares	(57)	—	—
Dividends paid to redeemable convertible preferred stockholders	(18,930)	—	—
Payments of offering costs	(2,632)	(2,399)	—
Repurchases of common stock	(1)	(7)	(5)
Proceeds from early exercise of stock-based awards	129	1,548	—
Issuances of common stock from equity based plans	344	554	785
Tax windfall benefit from stock-based awards	882	1,070	160
Cash flows from / (used in) financing activities	76,698	(358)	(560)
Net increase / (decrease) in cash and cash equivalents	85,786	8,989	(8,337)
Cash and cash equivalents at beginning of the period	42,572	33,583	41,920
Cash and cash equivalents at end of the period	$128,358	$42,572	$33,583
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosures:
Cash paid for interest	$175	$193	$274
Cash paid for income taxes, net of refunds	8,508	6,490	6,204
Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$202,456	$—	$—
Cash not yet paid for business acquisitions	417	434	—
Contingent liability from business acquisition	230	—	—
Cash not yet paid for capital expenditures	625	—	—
Reclassification of deferred offering costs to additional paid-in-capital	5,024	—	—
Deferred offering costs in accounts payable, accrued expenses and other current liabilities	—	403	—
Conversion of note receivable into cost method investment	—	—	250

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Equity
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) / Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	—	$—	1,251	$13	$—	$(42)	$—	$(147,022)	$(147,051)
Common stock issued in connection with equity based plans	—	—	408	4	781	—	—	—	785
Stock-based compensation expense	—	—	—	—	841	—	—	—	841
Tax benefit from stock-based awards	—	—	—	—	160	—	—	—	160
Common stock repurchased	—	—	(2)	—	(5)	—	—	—	(5)
Other comprehensive income	—	—	—	—	—	—	56	—	56
Net income	—	—	—	—	—	—	—	4,524	4,524
Balance, December 31, 2013	—	$—	1,657	$17	$1,777	$(42)	$56	$(142,498)	$(140,690)
Common stock issued in connection with equity based plans	—	—	735	7	547	—	—	—	554
Vesting of common stock subject to repurchase	—	—	223	2	802	—	—	—	804
Stock-based compensation expense	—	—	—	—	3,267	—	—	—	3,267
Tax benefit from stock-based awards	—	—	—	—	782	—	—	—	782
Common stock repurchased	—	—	(1)	—	(7)	—	—	—	(7)
Other comprehensive income	—	—	—	—	—	—	(56)	—	(56)
Net income	—	—	—	—	—	—	—	13,502	13,502
Balance, December 31, 2014	—	$—	2,614	$26	$7,168	$(42)	$—	$(128,996)	$(121,844)
Issuance of common stock from initial public offering, net of issuance costs	—	—	7,525	75	92,878	—	—	—	92,953
Conversion of redeemable convertible preferred stock to common stock	—	—	35,018	350	202,106	—	—	—	202,456
Common stock issued in connection with equity based plans	—	—	277	3	341	—	—	—	344
Vesting of common stock subject to repurchase	—	—	126	2	451	—	—	—	453
Stock-based compensation expense	—	—	—	—	3,347	—	—	—	3,347
Tax benefit from stock-based awards, net	—	—	—	—	700	—	—	—	700
Modification of employee stock-based award and repurchase of common stock	—	—	(75)	(1)	(45)	—	—	—	(46)
Dividends paid to common stockholders	—	—	—	—	(673)	—	—	(340)	(1,013)
Dividends paid to employees with unvested common stock	—	—	—	—	(38)	—	—	(19)	(57)
Dividends paid to redeemable convertible preferred stockholders	—	—	—	—	(8,454)	—	—	(10,476)	(18,930)
Net income	—	—	—	—	—	—	—	11,768	11,768
Balance, December 31, 2015	—	$—	45,485	$455	$297,781	$(42)	$—	$(128,063)	$170,131
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Note 1. Organization
Alarm.com Holdings, Inc. (referred herein as “Alarm.com”, the “Company”, or “we”) is a cloud-based software platform solution for the connected home. Our multi-tenant software-as-a-service (“SaaS”) platform allows home and business owners to intelligently secure and manage their properties and remotely interact with a broad array of connected devices through a single, intuitive interface. Our solution is delivered through an established network of thousands of authorized and licensed service providers. Our four primary solutions are interactive security, intelligent automation, video monitoring and energy management, which can be used individually or integrated into a single user interface. We derive revenue from the sale of our software-as-a-service over our integrated platform, license fees, hardware, activation fees and other revenue. Our fiscal year ends on December 31st.
Initial Public Offering

Our registration statement on Form S-1 relating to our initial public offering ("IPO") was declared effective by the Securities and Exchange Commission (the "SEC") on June 25, 2015. On July 1, 2015, we closed our IPO of 7,000,000 shares of common stock at an offering price of $14.00 per share, resulting in gross proceeds of $98.0 million. In addition, on July 8, 2015, we closed the underwriters' exercise of their over-allotment option to purchase up to an additional 525,000 shares of our common stock from us and up to an additional 525,000 shares from the selling stockholders. Consequently, we issued and sold an additional 525,000 additional shares of our common stock and certain selling stockholders affiliated with ABS Capital Partners sold 525,000 shares of our common stock, resulting in additional gross proceeds to us of $7.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. In total we issued 7,525,000 shares of common stock and raised $105.4 million in gross proceeds, or $93.0 million in net proceeds after deducting underwriting discounts and commissions of $7.4 million and offering costs of $5.0 million. Upon completion of the IPO, on July 1, 2015, all outstanding shares of convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock.

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
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
Our consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions. Equity investments over which we are able to exercise significant influence but do not control the investee are accounted for using the equity method.
We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”). Voting interest entities are entities that have sufficient equity and provide equity investor voting rights that give them power to make significant decisions relating to the entity’s operations. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. In VIEs, a controlling financial interest is attained through means other than voting rights and the entities lack one or more of the characteristics of a voting entity.
We account for our unconsolidated investments in businesses under the cost or equity method dependent on factors such as percent ownership and factors that would determine significant influence. Our cost method investments are recorded at cost. Equity method investments are recorded at cost and adjusted to record our share of the company’s undistributed gains and losses in our consolidated statements of operations. We evaluate our cost and equity method investments for impairment whenever events or circumstances indicate that carrying amount of such investments may not be recoverable.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

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
Cash and Cash Equivalents
We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2015 and 2014, we have invested approximately $122.8 million and $38.6 million in cash equivalents in the form of money market funds with one financial institution. We consider these money market funds to be Level 1 financial instruments.
Accounts Receivable
Accounts receivable are principally derived from sales to customers located in the United States and Canada. Substantially all of our sales in Canada are transacted in U.S. dollars. During the years ended December 31, 2015, 2014 and 2013, less than 1% of our revenue was generated outside of North America and as of December 31, 2015 and 2014, 2% of accounts receivable balances were related to service providers outside of North America. Our accounts receivable are stated at estimated realizable value. We utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Each of our service providers are evaluated for creditworthiness through a credit review process at the inception of the arrangement or if risk indicators arise during our arrangement at such other time. Our terms for hardware sales to our service providers and distributors typically allow for returns for up to one year. We apply our estimate as a percentage of sales monthly, based on historical data, as a reserve against revenue to account for our provision for returns. We have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.
Inventory
Our inventory, which is comprised of raw materials and finished goods, includes materials used to produce our wireless communications network enabled radios, video cameras, home automation system parts and peripherals, is stated at the lower of cost or market, and is charged to cost of sales on a first in, first out (“FIFO”) basis. We periodically evaluate our inventory quantities for obsolescence based on criteria such as customer demand and changing technology and record an obsolescence write down when necessary.
Marketable Securities
In 2013 and 2014, we had investments in marketable equity securities consisting of available for sale securities, which were stated at fair value, with unrealized gains and temporary unrealized losses reported as a component of other comprehensive income, net of tax, until realized. When realized, we recognized gains and losses on the sales of the securities on a specific identification method and include the realized gains or losses in other (expense) / income, net in the consolidated statements of operations. We included interest, dividends, and amortization of premium or discount on securities classified as available for sale in other (expense) / income, net in the consolidated statements of operations. As of December 31, 2015 and 2014, there were no investments in marketable equity securities.
Internal-Use Software
We capitalize the costs related to the design of internal-use software related to the development of our platform during the application development stage of the projects. The costs are primarily comprised of salaries, benefits and stock-based compensation expense of the projects’ engineers and product development teams. Our internally developed software is reported at cost less accumulated depreciation. Depreciation begins once the project is ready for its intended use, which is usually when the code goes into production in weekly software builds on our platform. We depreciate the asset on a straight-line basis over a period of three years, which is the estimated useful life. We utilize continuous agile development methods to update our software for our SaaS multi-tenant platform on a weekly basis, which primarily consists of bug-fixes and user interface changes. We evaluate whether a project should be capitalized if it adds significant functionality to our platform. Maintenance activities or minor upgrades are expensed in the period performed.
Revenue Recognition and Deferred Revenue
We derive our revenue from two primary sources: the sale of software-as-a-service ("SaaS") cloud-based connected home platform and the sale of hardware products that enable our solutions. We sell our hardware and platform solutions to service providers that resell our hardware and solutions to home and business owners, who are the service providers’ customers, and

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

whom we refer to as our subscribers. We also sell our hardware to distributors who resell the hardware to service providers. We enter into contracts with our service providers that establish pricing for access to our connected home platform solutions and for the sale of hardware. These contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service providers typically enter into underlying contracts with our subscribers, which our service providers have indicated range from three to five years in length.
Our hardware includes cellular radio modules that enable access to our cloud-based platform, as well as video cameras, image sensors and other peripherals. Our service providers purchase our hardware in anticipation of installing the hardware in a home or business when they create a new subscriber account, or for use in an existing subscriber’s property. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. Service providers transact with us to purchase our platform solutions and resell our solutions to a new subscriber, or to upgrade or downgrade the solutions of an existing subscriber, at which time the subscriber’s access to our platform solutions is enabled and the delivery of the services commences. The purchase of hardware and the purchase of our platform solutions are separate transactions as, at the point of sale of the hardware, the service provider is not obligated to purchase a platform solution for the hardware sold, and the level and duration of platform solutions, if any, to be provided through the hardware sold cannot be determined.
We recognize revenue with respect to our solutions when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery to the customer, which may be either a service provider, distributor or a subscriber, has occurred or service has been rendered;

•	Fees are fixed or determinable; and

•	Collection of the fees is reasonably assured.
We consider a signed contract with a service provider to be persuasive evidence that an agreement exists, and the fees to be fixed or determinable if the fees are contractually agreed to with our service providers. Collectability is evaluated based on a number of factors, including a credit review of new service providers, and the payment history of existing service providers. If collectability is not reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon the receipt of payment.
SaaS and License Revenue
We generate the majority of our SaaS and license revenue primarily from monthly fees charged to our service providers sold on a per subscriber basis for access to our cloud-based connected home platform and the related solutions. Our fees per subscriber vary based upon the service plan and features utilized.
Under negotiated terms in our contractual arrangements with our service providers, we are entitled to, and recognize revenue based on a monthly fee that is billed in advance of the month of service. We have demonstrated that we can sell our SaaS offering on a stand-alone basis, as it can be sold separately from hardware and activation services. As there is no minimum required initial service term nor is there a stated renewal term in our contractual arrangements, we recognize revenue over the period of service, which is monthly. Our service providers typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.
We offer multiple service level packages for our solutions including a range of solutions and a range of a la carte add-ons for additional features. The fee paid by our service providers each month for the delivery of our solutions is based on the combination of packages and add-ons enabled for each subscriber. We utilize tiered pricing plans where our service providers may receive prospective pricing discounts driven by volume.
We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service providers on a per customer basis for use of our patents. In addition, in some markets our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.
Hardware and Other Revenue
We generate hardware and other revenue primarily from the sale of cellular radio modules that provide access to our cloud-based platform and, to a lesser extent, the sale of other devices, including video cameras, image sensors and peripherals. We recognize hardware and other revenue when the hardware is received by our service provider or distributor, net of a reserve for estimated returns. Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service providers or distributors, and are not contingent on resale to end-users, or to service providers in the case of sales of hardware to distributors. Our terms for hardware sales sold directly to either service providers or distributors typically allow for

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

the return of hardware up to one year past the date of sale. Our distributors sell directly to our service providers under terms between the two parties. We record a percentage of hardware and other revenue of approximately 2 to 4%, based on historical returns, as a reserve against revenue for hardware returns. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.
Hardware and other revenue also includes activation fees charged to service providers for activation of a new subscriber account on our platform, as well as fees paid by service providers for our marketing services. Our service providers use services on our platform to assist in the installation of our solutions in a subscriber’s property. This installation marks the beginning of the service period on our platform and on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service providers and is charged to the service provider for each subscriber activated on our platform. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The combined current and long-term balance for deferred revenue for activation fees was $11.0 million and $10.3 million as of December 31, 2015 and 2014.
Cost of Revenue
Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operation centers which are expensed as incurred. Our cost of hardware and other revenue primarily includes cost of raw materials and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices. We carry our inventory at lower cost or market and the cost is charged to cost of sales on a FIFO basis when the inventory is shipped from our manufacturer and received by our service providers. Our cost of revenue excludes amortization and depreciation.
Fair Value Measurements
The accounting standard for fair value measurements provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs:
Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date;
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for similar assets and liabilities, either directly or indirectly; quoted prices in markets that are not active; and
Level 3 - Unobservable inputs supported by little or no market activity.
The carrying amount of financial assets, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity and liquidity of those instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis - In 2013 and 2014, we had an available for sale investment and derivatives that were recorded at fair value on a recurring basis. In 2015, we recorded at fair value on a recurring basis a liability for two subsidiary awards and a contingent consideration liability related to an acquisition.
Assets Measured at Fair Value on a Nonrecurring Basis - We measure certain assets, including property and equipment, goodwill, intangible assets, cost and equity method investments at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.
Concentration of Credit Risk
The financial instruments that potentially subject us to concentrations of credit risk consists principally of cash and cash equivalents and accounts receivables. All of our cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. Our cash and cash equivalent accounts may exceed federally issued limits at times. We have not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, we evaluate the credit worthiness of our service providers and maintain an allowance for doubtful accounts. The majority of our accounts receivable balance is made up of our service providers in North America. We assess the concentrations of credit risk with respect to accounts receivables based on one industry and geographic region and feel that our reserve for uncollectible accounts is appropriate based on our history and this concentration.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

Stock-Based Compensation
We compensate our executive officers, board of directors and our employees with incentive stock-based compensation plans. In June 2015, our board of directors adopted, our stockholders approved, and we registered the shares for our 2015 Equity Incentive Plan (the "2015 Plan"), pursuant to which we reserved and registered 4,700,000 shares of common stock for issuance to our employees, directors and non-employee directors and consultants. The registration included 141,222 shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan (the "2009 Plan") that were added to the shares reserved under the 2015 Plan upon its effectiveness.
We record stock-based compensation expense based upon the award’s grant date fair value and use an accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Our equity awards generally vest over five years and are settled in shares of our common stock. During 2015, 2014 and 2013, we recognized compensation expense of $4.1 million, $3.3 million and $0.8 million, and associated income tax benefit of $0.7 million, $0.8 million and $0.2 million, respectively, in connection with our stock-based compensation plans. We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The compensation costs of these arrangements are subject to remeasurement over the vesting terms, as earned.
Employee Stock Purchase Plan
We adopted our Employee Stock Purchase Plan (the "2015 ESPP") in June 2015. Under the 2015 ESPP, 1,200,000 shares have been initially reserved for future grant with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock or such lesser number as determined by the board of directors. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.
The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. In 2015, there were no purchases of shares as our first offering period under the plan ended on February 15, 2016. We recognized less than $0.1 million of compensation expense in 2015. Compensation expense is recognized for the amount of the discount, net of forfeitures, over the six-month purchase period, based on the monthly closing price of our common stock as an estimate of the final purchase price for the period. This estimate is adjusted monthly until the purchase is finalized. As of December 31, 2015, 1,200,000 shares remain available for future issuance.
Business Combinations
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity over the net of the amounts assigned to the assets acquired and liabilities assumed is recognized as goodwill. The net assets and results of operations of an acquired entity are included in our consolidated financial statements from the acquisition date.
Impairment of Long-Lived Assets
We evaluate the recoverability of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
Goodwill and Intangible Assets
Goodwill represents the excess of (1) the aggregate of the fair value of consideration transferred in a business combination, over (2) the fair value of assets acquired, net of liabilities assumed. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments. Goodwill is not amortized, but is subject to annual impairment tests. We perform our annual impairment review of goodwill on October 1 and when a triggering event occurs between annual impairment tests. We test our goodwill at the reporting unit level. We review goodwill for impairment using the two-step process if, based on our assessment of the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

For our 2015 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. This reporting unit had a fair value that exceeded its carrying value by more than 100% in the last quantitative assessment performed in 2014. We perform a quantitative analysis every three years. We first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances and market capitalization. For the year ended December 31, 2015, we assessed the qualitative factors and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value and that the two-step impairment test was not required.
If a two-step impairment test is required, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and step two is required to measure the amount of the impairment, if any. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded to operating expenses in the period the determination is made. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The fair value of the intangible assets is compared with their carrying value and an impairment loss would be recognized for the amount by which the carrying amount exceeds the fair value. For the year ended December 31, 2015, we determined there were no indicators of impairment of our definite-lived intangible assets.
Advertising Costs
We expense advertising costs as incurred. Advertising costs totaled $3.7 million, $5.9 million and $8.2 million for the years ended December 31, 2015, 2014 and 2013. Advertising costs are included within sales and marketing expenses on our consolidated statements of operations.
Accounting for Income Taxes
We account for income taxes under the asset and liability method as required by accounting standards codification, or ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
We are subject to income taxes in the United States. Significant judgment is required in evaluating uncertain tax positions. We record uncertain tax positions in accordance with ASC 740-10 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) with respect to those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties as a component of our income tax provision.
Earnings per Share (“EPS”)
Our basic net (loss) / income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Our diluted net (loss) / income per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net (loss) / income per share calculation, options to purchase common stock, redeemable convertible preferred stock, and unvested shares issued upon the early exercise of options that are subject to repurchase are considered to be potential common stock.
We have issued securities other than common stock that participate in dividends (“participating securities”), and therefore utilize the two-class method to calculate net (loss) / income per share. These participating securities include redeemable convertible preferred stock and unvested shares issued upon the early exercise of options that are subject to repurchase, both of which have non-forfeitable rights to participate in any dividends declared on our common stock. The two-class method requires a

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

portion of net income to be allocated to the participating securities to determine the net (loss) / income attributable to common stockholders. Net (loss) / income attributable to the common stockholders is equal to the net income less dividends paid on preferred stock and unvested shares with any remaining earnings allocated in accordance with the bylaws between the outstanding common and preferred stock as of the end of each period.
Recent Accounting Pronouncements
Adopted
On November 20, 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes and requires entities to classify deferred income tax liabilities and assets as noncurrent on the balance sheet. Prior to this accounting standard update, Topic 740, Income Taxes, required an entity to separate deferred income tax liabilities and assets for each jurisdiction into current and noncurrent amounts on the balance sheets. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendment is effective for annual periods, including periods within those annual periods beginning after December 15, 2016 with early adoption permitted. In the fourth quarter of 2015, we early adopted and retrospectively applied this update for all periods presented. To retrospectively adopt this pronouncement, we reclassified the previously reported $3.2 million current portion of deferred tax assets to long-term deferred tax assets on our balance sheet as of December 31, 2014.
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
Not yet adopted
On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statement better understand the amount, timing and uncertainty of cash flows arising from leases. The update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2016-02 in the first quarter of 2019, and we are currently assessing the impact of this pronouncement on our financial statements.
On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)” which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period, similar to the qualitative assessment for long-lived assets, goodwill, and indefinite lived intangible assets. Upon determining that impairment exists, an entity should calculate the fair value of that investment and recognize as an impairment in net income any amount by which the carrying value exceeds the fair value

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

of the investment. This impairment assessment reduces the complexity of the other-than-temporary impairment guidance entities were required to follow before the issuance of this update. In addition, the amendments require entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using exit price notion consistent with Topic 820, Fair Value Measurement and supersedes the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted under early application guidance outlined in the update. We are required to adopt this pronouncement in the first quarter of 2018, and we do not anticipate that adoption of the pronouncement will have a material impact on our financial statements.
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
On April 15, 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal- Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The amendment requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendment is effective for annual periods, including periods within those annual periods beginning after December 31, 2015 with early adoption permitted. We can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are required to adopt this pronouncement in the first quarter of 2016, and we do not anticipate that adoption of the pronouncement will have a material effect on our financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

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
Note 3. Accounts Receivable, Net
The components of accounts receivable are as follows (in thousands):

	December 31,
	2015	2014
Accounts receivable	$24,779	$20,494
Allowance for doubtful accounts	(1,315)	(1,397)
Allowance for product returns	(2,116)	(1,838)
Accounts receivable, net	$21,348	$17,259
For the years ended December 31, 2015, 2014 and 2013, we recorded a $1.6 million, $1.9 million and $1.8 million reserve for product returns in our hardware and other revenue. For the years ended December 31, 2015, 2014 and 2013, we recorded a $0.3 million, $1.4 million and $0.6 million provision for doubtful accounts receivable. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.
Note 4. Inventory
The components of inventory are as follows (in thousands):

	December 31,
	2015	2014
Raw materials	$3,026	$3,371
Finished goods	3,448	3,481
Total inventory	$6,474	$6,852
Note 5. Property and Equipment, net
Furniture and fixtures, computer software and equipment and leasehold improvements are recorded at cost and presented net of depreciation. Furniture and fixtures and computer software and equipment are depreciated straight-line over lives ranging from three to five years. Internally developed internal-use software is amortized on a straight-line basis over a three year period. During the application development phase we categorize capitalized costs in our construction in progress account until the build

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

is put into production and we move the asset to internal-use software. We record land at historical cost. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives.
The components of property and equipment are as follows (in thousands):

	December 31
	2015	2014
Furniture and fixtures	$2,257	$1,097
Computer software and equipment	8,297	6,524
Internal-use software	975	555
Construction in progress	8,662	2,002
Leasehold improvements	3,387	2,983
Land	398	398
Total property and equipment	$23,976	$13,559
Accumulated deprecation	(8,530)	(5,429)
Property and equipment, net	$15,446	$8,130
Depreciation expense related to property and equipment for the years ended December 31, 2015, 2014 and 2013 was $3.6 million, $2.4 million and $1.3 million. Included in the those amounts, was depreciation expense related to internal-use software of $0.3 million, $0.1 million and $16,000 for the years ended December 31, 2015, 2014 and 2013. For the year ended December 31, 2015, we disposed of and wrote off $0.5 million of primarily fully depreciated property and equipment.
Note 6. Acquisitions
SecurityTrax Acquisition
On March 13, 2015, in accordance with an asset purchase agreement, we completed our purchase of certain assets of HiValley Technology, Inc., (“SecurityTrax”) that constituted a business. SecurityTrax is a provider of SaaS-based, customer relationship management software tailored for security system dealers. The consideration included $5.6 million cash paid at closing, $0.4 million of cash not yet paid and established a contingent liability of $0.7 million for earn-out considerations to be paid to the former owners. The agreement also contains $2.0 million in potential payments associated with the continued employment of key employees through March 31, 2018 that will be accounted for as compensation expense over the period. We included the results of SecurityTrax’s operations since its acquisition date in the Alarm.com segment (see Note 20). During 2015, we paid $0.2 million of the cash not yet paid and the remaining $0.2 million balance as of December 31, 2015 was included in other current liabilities on our consolidated balance sheet.
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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

Goodwill of $3.3 million reflects the value of acquired workforce and expected synergies from pairing SecurityTrax's solutions to security service providers with our offerings. The goodwill will be deductible for tax purposes. We developed our estimate of the fair value of intangible net assets using a multi-period excess earnings method for customer relationships, the relief from royalty method for the developed technology, replacement cost method for the developed technology home page and the relief from royalty method for the trade name. The purchase price allocation presented above was finalized in 2015.
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
Contingent Consideration Liability
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, to the former owners will be determined based on revenue and EBITDA of the acquired business for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. We used several assumptions including an 8.45% discount rate and a 7.5% revenue risk adjustment. We recorded the contingent consideration, valued at $0.7 million, as a contingent consideration liability in other liabilities in our consolidated balance sheet. At each reporting date, we remeasure the liability and record any changes in general and administrative expense, until we pay the contingent consideration, if any, in the first quarter of 2018. The discount rate is based on the composite B rated yield as of the valuation date and has not changed, except for the additional discount rate for the difference between composite B rated yield and the CCC credit rating, which has increased from 3.8% to 9.19% in 2015. As of December 31, 2015, we adjusted the fair value of the contingent consideration liability to $0.2 million using the same method and an updated forecast with a 14.25% discount rate and a 4.7% revenue risk adjustment, which resulted in $0.5 million of income for the year ended December 31, 2015.
Secure-i Acquisition
On December 8, 2014, in accordance with an asset purchase agreement, we completed our purchase of certain assets of Secure-i, Inc. (“Secure-i”) that constituted a business. Secure-i is a provider of internet based remote video hosting services including off-site storage, viewing and management from web-based browsers and mobile applications. Total consideration included $2.6 million in cash and $0.3 million in cash not yet paid. We recorded $0.7 million of intangibles and $2.2 million of goodwill in connection with the acquisition. During the second quarter of 2015, we finalized the working capital adjustment and recorded an additional $20 thousand of goodwill. We included the results of Secure-i’s operations since its acquisition date in the Alarm.com segment (see Note 20). During 2015, we paid $145,000 of the cash not yet paid and the remaining $145,000 balance as of December 31, 2015 was included in other current liabilities on our consolidated balance sheet.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

The table below sets forth the consideration paid to Secure-i’s sellers and the estimated fair value of the tangible and intangible net assets received in the acquisition (in thousands):

2014
Calculation of Consideration:
Cash paid, net of working capital adjustment	$2,610
Cash not yet paid	290
Total consideration	$2,900

Estimated Tangible and Intangible Net Assets:
Current assets	$16
Other long-term assets	43
Customer relationships	208
Developed technology	228
Other intangibles	262
Liabilities	(59)
Goodwill	2,202
Total estimated tangible and intangible net assets	$2,900
Goodwill of $2.2 million reflects the value of acquired workforce and expected synergies between Secure-i's commercial video services and our offerings. The goodwill will be deductible for tax purposes. Our estimate of the fair value of tangible and intangible net assets was developed using a multi-period excess earnings method for customer relationships and the replacement cost method for developed technology. Included in other intangibles is a vendor relationship valued using the relief from royalty method and best practices materials valued using replacement cost method and a trade name valued using the relief from royalty method.
Fair Value of Net Assets Acquired and Intangibles
In accordance with ASC 805, the assets and liabilities of Secure-i we acquired were recorded at their respective fair values as of December 8, 2014, the date of the acquisition.
Customer Relationships
The customer relationships intangible was recorded separate from goodwill based on determination of the length, strength and contractual nature of the relationship that Secure-i shared with its customers. We valued this customer relationship information using the multi-period excess earnings method, an income approach. We used several assumptions in the income approach, including revenue growth, a customer retention rate of 90 percent, operating expenses, charge for contributory assets, and a 20 percent discount rate used to calculate the present value of the cash flows. The customer relationships, valued at $0.2 million, are being amortized on a straight-line basis over the estimated useful life of 12 years.
Developed Technology
Developed technology recorded separately from goodwill consists of intellectual property such as proprietary software used internally for revenue producing activities. Secure-i’s proprietary software is offered for sale on a SaaS hosted basis. The developed technology was valued by applying the replacement cost model, a cost approach. We used several assumptions in the replacement cost approach, which included analyzing costs that a company would expect to incur in order to recreate an asset of equivalent utility adjusted downward for by 20% to account for inflation and technical, functional or economic obsolescence. In addition, there was an adjustment for developer’s profit of 35% which brought the asset to fair value on an exit-price basis. The developed technology, valued at $0.2 million, is being amortized on a straight-line basis over an estimated useful life of 3 years.
Horizon Analog Acquisition
On December 10, 2014, in accordance with an asset purchase agreement, we completed our purchase of certain assets of Horizon Analog, Inc. (“Horizon Analog”) that constituted a business. Horizon Analog is a producer of research that focuses on cost-effective collection and analysis of data relating to energy usage and consumer behavior and energy disaggregation. Total consideration included $0.6 million in cash and $0.1 million in cash not yet paid. We recorded less than $0.1 million of property

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

and equipment and $0.7 million of goodwill in connection with the acquisition, which reflects the acquired workforce and synergies expected from combining our operations with those of Horizon Analog. The goodwill is deductible for tax purposes. We included the results of Horizon Analog’s operations since its acquisition date in the Alarm.com segment (see Note 20). During 2015, we paid $72,000 of the cash not yet paid and the remaining $72,000 balance as of December 31, 2015 was included in other current liabilities on our consolidated balance sheet.
EnergyHub Acquisition
On May 7, 2013, in accordance with a merger agreement, we completed our purchase of 100% of the stock of EnergyHub, Inc. (“EnergyHub”), a developer of software and hardware solutions focused on helping consumers, utilities, and service providers reduce energy consumption through EnergyHub’s demand response and energy efficiency platform. We paid $8.3 million in cash in initial consideration and established a contingent liability of $5.8 million for earn-out considerations to be paid to the former owners. We included the results of EnergyHub’s operations since its acquisition date in the Other segment (see Note 20).
The table below sets forth the consideration transferred to EnergyHub stockholders and the estimated fair value of tangible and intangible net assets received in the acquisition (in thousands):

2013
Calculation of Consideration:
Cash paid, net of working capital adjustment	$8,263
Estimated contingent consideration liability	5,820

Total consideration	$14,083

Estimated Tangible and Intangible Net Assets:
Current assets	$173
Other long-term assets	32
Customer relationships	4,420
Developed technology	2,320
Trade name	860
Deferred tax asset — long-term	4,755
Current liabilities	(337)
Deferred tax liability — long-term	(2,949)
Goodwill	4,809

Total estimated tangible and intangible net assets	$14,083

Goodwill of $4.8 million represents the value of expected synergies between us and EnergyHub and is calculated as the total consideration less tangible and intangible net assets, including the value of acquired workforce. We estimate that goodwill will not be deductible for tax purposes. Our estimate of the fair value of tangible and intangible net assets was developed using a multi-period excess earnings method for customer relationships and the relief from royalty method for the developed technology intangible. Significant estimates used in the valuation included revenue growth rates, expense and contributory asset charges, royalty rates and the discount rate.
Management determined the estimated fair value of the contingent earn-out payments to be $5.8 million. Payment of the earn-out consideration was principally contingent upon EnergyHub achieving certain agreed upon revenue targets during 2013 through 2015 and, if EnergyHub achieved those targets, we would be required to make payments at the end of 2013, 2014 and 2015 up to a maximum amount of $16.8 million. See “Impairment” below for a discussion of the treatment of the earn-out in 2013 through 2015.
Fair Value of Net Assets Acquired and Intangibles
In accordance with ASC 805, the assets and liabilities of EnergyHub we acquired were recorded at their respective fair values as of May 7, 2013, the date of the acquisition.
Customer Relationships

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

The customer relationships intangible was recorded separate from goodwill based on determination of the length, strength and contractual nature of the relationship that EnergyHub shared with its customers. We valued this customer relationship information using the multi-period excess earnings method, an income approach. We used several assumptions in the income approach, including revenue growth, a customer retention rate of 75 percent, operating expenses, charge for contributory assets and trade name, and a 24 percent discount rate used to calculate the present value of the cash flows. The customer relationships, valued at $4.4 million, are being amortized on a straight-line basis over the estimated useful life of 4.5 years.
Developed Technology
Developed technology recorded separately from goodwill consists of intellectual property such as proprietary software used internally for revenue producing activities. EnergyHub’s proprietary software, Mercury, is offered for sale on a SaaS hosted basis to customers and has an established revenue stream. The developed technology was valued by applying the relief from royalty method, an income approach. We used several assumptions in the relief from royalty method, including revenue growth, a royalty rate of 7 percent, and a 24 percent discount rate used to calculate the present value of cash flows. The developed technology, valued at $2.3 million, is being amortized on a straight-line basis over an estimated useful life of 7.5 years.
Trade Name
The EnergyHub trade name was recorded separate from goodwill based on an evaluation of the importance of the trade name and the brand recognition in the market, the importance of the trade name to the EnergyHub’s customers, and the amount of revenue associated with the trade name. In developing the estimated fair value, we valued the trade name utilizing the relief from royalty method, an income approach. Significant assumptions used in the relief from royalty method were revenue growth, royalty rate, and the discount rate to calculate the present value of cash flows. The trade name, valued at $0.9 million, is being amortized on a straight-line basis over the estimated useful life of 7 years.
Impairment and Earn-out Obligation
A triggering event occurred in September 2013 that indicated an impairment of intangibles and goodwill had occurred related to our EnergyHub reporting unit. We determined that a potential strategic partnership agreement which was expected to contribute a material amount of revenue over the earn-out period was no longer expected to be executed. Therefore, EnergyHub’s revenue over the earn-out period was expected to be materially less than originally estimated at the time of the acquisition. Revenue from this potential strategic partnership represented a material percentage of the revenue growth assumptions included in the forecast used to assign fair value to the customer relationships, developed technology and trade name. As a result, we prepared an interim review of the carrying value of goodwill and other intangible assets. The business failed step one of the goodwill impairment test, and we performed step two to determine the amount of the impairments. Under step one of the impairment analysis, EnergyHub was valued using the discounted cash flow method. To estimate the value of our total invested capital, the debt-free after tax cash flows for EnergyHub were discounted by a 25 percent required rate of return. We used the guideline company method to assess the reasonableness of this value. The total invested capital was compared to our carrying value to determine whether goodwill was impaired as indicated when the carrying value of EnergyHub is higher than the estimated value. The carrying value of the finite lived intangible assets (customer relationships, developed technology and trade name intangibles) were compared to the sum of our pre-tax and undiscounted cash flows, and we determined that the goodwill and intangible assets were impaired. We recognized an impairment charge for goodwill of $4.8 million and intangible assets of $6.5 million, which are recorded in general and administrative expense for the year ended December 31, 2013 in our consolidated statement of operations. Due to the triggering event, EnergyHub’s revenue results were expected to be materially less than the revenue targets established in the earn-out agreement. Therefore we determined that the earn-out fair value was zero for 2013 through 2015. We recorded a $5.8 million gain on the release of the contingent liability in general and administrative expense for the year ended December 31, 2013 in our consolidated statement of operations. The earn-out had a fair value of $0 as of December 31, 2015 and 2014.
Unaudited Pro Forma Information
The following pro forma data is presented as if (1) EnergyHub was included in our historical consolidated statements of operations beginning January 1, 2012, (2) Secure-i and Horizon Analog were included in our historical consolidated statements of operations beginning January 1, 2013 and (3) SecurityTrax was included in our historical consolidated statements of operations beginning January 1, 2014. These pro forma results do not necessarily represent what would have occurred if all the business combinations had taken place on January 1, 2012, 2013 and 2014, as applicable, nor do they represent the results that may occur in the future.
This pro forma financial information includes our historical financial statements and those of our business combinations with the following adjustments: (1) we adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2012, 2013 and 2014, as applicable; (2) we adjusted for transaction costs incurred in 2015, 2014 and 2013 and reclassified them to 2014, 2013 and 2012, respectively, as applicable, and (3) we included adjustments for income taxes associated with these pro forma adjustments.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis, as follows (in thousands):

	Pro forma Year Ended December 31,
	2015	2014	2013
Revenue	$209,110	$168,921	$131,295
Net income	11,722	12,476	4,794
Business Combinations in Operations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations in the year of acquisition as reported within the consolidated financial statements for the years ended December 31, 2015 for SecurityTrax, December 31, 2014 for Secure-i and Horizon Analog and December 31, 2013 for EnergyHub (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$986	$41	$410
Net loss	(436)	(140)	(4,391)

Note 7. Goodwill and Intangible Assets, Net
The changes in goodwill by operating segment are outlined below for the years ended December 31, 2015 and 2014 (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2014	$18,480	$—	$18,480
Goodwill acquired	2,894	—	2,894
Balance as of December 31, 2014	21,374	—	21,374
Goodwill acquired	3,349	—	3,349
Balance as of December 31, 2015	$24,723	$—	$24,723
In March 2015, we acquired SecurityTrax and recorded $3.3 million of goodwill in the Alarm.com segment (See Note 6). In December 2014, we acquired Secure-i and Horizon Analog and recorded $2.9 million of goodwill in the Alarm.com segment (See Note 6).
There were no impairments of goodwill recorded during the years ended December 31, 2015 or 2014. In the third quarter of 2013, we experienced a triggering event related to EnergyHub, which resulted in testing goodwill for impairment and subsequently recording a $4.8 million goodwill impairment charge in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2013 (See Note 6).
The following table reflects changes in the net carrying amount of the components of intangible assets for the years ended December 31, 2015 and 2014 (in thousands):

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

	Customer Relationships	Developed Technology	Trade Name	Other	Total
Balance as of January 1, 2014	$4,571	$1,273	$118	$—	$5,962
Intangible assets acquired	208	228	28	234	698
Amortization	(926)	(583)	(52)	(7)	(1,568)
Balance as of December 31, 2014	3,853	918	94	227	5,092
Intangible assets acquired	1,699	1,407	271	—	3,377
Amortization	(1,103)	(839)	(92)	(117)	(2,151)
Balance as of December 31, 2015	$4,449	$1,486	$273	$110	$6,318
For the years ended December 31, 2015, 2014 and 2013, we recorded $2.2 million, $1.6 million and $2.1 million of amortization related to our intangible assets. There were no impairments of long-lived assets during the years ended December 31, 2015 and 2014. During the third quarter of 2013, we experienced a triggering event related to EnergyHub and recorded an intangible asset impairment charge of $6.5 million in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2013 (See Note 6).
The following tables reflect the weighted-average remaining life and carrying value of finite-lived intangible assets as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- average Remaining Life
Customer relationships	$10,666	$(6,217)	$4,449	4.5
Developed technology	5,390	(3,904)	1,486	4.8
Trade name	914	(641)	273	4.7
Other	234	(124)	110	0.9
Total intangible assets	$17,204	$(10,886)	$6,318

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- average Remaining Life
Customer relationships	$8,967	$(5,114)	$3,853	4.4
Developed technology	3,983	(3,065)	918	1.6
Trade name	643	(549)	94	1.8
Other	234	(7)	227	1.9
Total intangible assets	$13,827	$(8,735)	$5,092
The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year ending December 31,	Amortization
2016	1,726
2017	1,400
2018	1,329
2019	579
2020 and thereafter	1,284
Note 8. Investments in Other Entities
Cost Method Investment in Connected Home Service Provider
We own 20,000 Series A Convertible Preferred Membership Units and 2,667 Series B Convertible Preferred Membership units of a Brazilian connected home solutions provider, which represents an interest of 12.4% on a fully diluted basis, and was purchased for $0.4 million. On April 15, 2015, we purchased an additional 2,333 of Series B-1 Convertible Preferred Membership Units at $23.31 per unit or $0.1 million, which increased our aggregate equity interest to 12.6% on a fully diluted basis. The entity resells our products and services to residential and commercial customers in Brazil. Based upon the level of equity investment at

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

risk, the connected home service provider is a VIE. We do not control the marketing, sales, installation, or customer maintenance functions of the entity and therefore do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of the entity and do not consolidate its financial results into ours. We account for this investment using the cost method. As of December 31, 2015 and 2014, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The $0.4 million investment balance is included in other assets in our consolidated balance sheets as of December 31, 2015 and 2014.
Investments in and Loans to an Installation Partner
We own 48,190 common units of an installation partner, which represents an interest of 48.2% on a fully diluted basis, and was purchased for $1.0 million. The entity performs installation services for security dealers, as well as subsidiaries reported in our Other segment. Based upon the level of equity investment at risk, we determined that the installation partner was not a VIE. We accounted for this investment under the equity method because we have the ability to exercise significant influence over the operating and financial policies of the entity. Under the equity method, we recognize our share of the earnings or losses of the installation partner in other (expense) / income, net in our consolidated statements of operations in the periods they are reported by the installation partner.
In September 2014, we loaned $315,000 to our installation partner under a secured promissory note that accrues interest at 8.0%. The note receivable is included in other current assets in our consolidated balance sheets. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2016. This event did not cause us to reconsider our conclusion that the installation partner had sufficient equity investment at risk and therefore was not a VIE. We continued to account for the investment under the equity method.
In the fourth quarter of 2015, accumulated operating losses at our installation partner exceeded its equity contributions, and we began to record 100% of its net losses, or $230,000, against our $315,000 note receivable.
On December 11, 2015, we purchased an additional 9,290 common units of the same company for $0.2 million, which did not change our proportional share of ownership interest. This event caused us to reconsider our conclusions that the installation partner has sufficient equity investment at risk and we now consider the installation partner to be a VIE. We do not control the ability to obtain funding, the annual operating plan, marketing, sales or cash management functions of the entity and therefore do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of our installation partner and do not consolidate its financial results into ours. We continue to account for the investment under the equity method. Due to this investment, the investment partner received additional equity contributions, and we returned to recording our share of its earnings or losses against our investment.
The loss in other (expense) / income, net was $0.7 million, $0.5 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013. The $1.2 million investment, net of equity losses, is included in other assets in our consolidated balance sheets and was $0.1 million and $0.4 million as of December 31, 2015 and 2014. The note receivable is included in other current assets in our consolidated balance sheets and was $0.1 million as of December 31, 2015. As of December 31, 2014 the note receivable was $0.3 million and was included in other assets in our consolidated balance sheets.
Investments in and Loans to a Platform Partner
We have invested in the form of loans and equity investments in a platform partner which produces connected devices to provide it with the capital required to bring its devices to market and integrate them onto our connected home platform.
In 2013, a previous loan to the platform partner in the form of a note of $250,000 plus accrued interest automatically converted into preferred shares during a qualified financing event where we paid $3.5 million in cash to purchase 3,548,820 shares of our platform partner’s Series A convertible preferred shares, or an 18.7% interest on as-converted and fully diluted basis. The terms of our investment in the convertible preferred shares included a freestanding option to make an additional investment in the platform partner (the "2013 Option"). We also loaned the same platform partner $2.0 million in the form of a secured convertible note (the "2013 Note"). The 2013 Note converted automatically into equity at a 12.5% discount from the price per share at which new shares of capital stock are issued by the platform provider in a qualified financing (the "Automatic Conversion Feature").
We recorded the 2013 Option at its initial fair value of $0.2 million. The 2013 Option did not meet the definition of derivative as it was private company stock that was not readily convertible into cash and therefore, was not measured at fair value at each reporting period. The investment in the Series A convertible preferred shares was recorded at its initial fair value of $3.5 million and accounted for it as a cost method investment. The 2013 Note was accounted for as an available for sale security and was recorded at fair value in marketable securities at an initial fair value of $1.9 million. For the year ended December 31, 2013, we recorded an unrealized gain of $92,000, net of tax of $36,000, in our consolidated statement of comprehensive income related to change in fair value. The Automatic Conversion Feature was an embedded derivative that required bifurcation from the 2013 Note. It was recorded at its initial fair value of $0.1 million in other assets as a marketable security and was remeasured at fair value each reporting period with changes recorded in other (expense) / income, net. For the year ended December 31, 2013, we recorded a gain of $63,000 in other (expense) / income, net in our consolidated statement of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

In 2014, we entered into a Series 1 Preferred Stock purchase agreement with the platform partner and another investor. The other investor invested cash to purchase shares of the platform partner’s Series 1 Preferred Stock. As a result of the purchase, our 3,548,820 shares of Series A convertible preferred shares converted into 3,548,820 shares of common stock, and we hold an 8.6% interest in the platform partner on an as-converted and fully diluted basis. In conjunction with the transaction, we received a $2.5 million dividend that we recorded as a return of investment as it was in excess of the accumulated earnings and profits of the investee since the date of the investment. Additionally, the platform partner repaid the $2.0 million 2013 Note and accrued interest of $0.2 million and as a result, the Automatic Conversion Feature expired. As a result of the transaction, we recorded a $62,000 realized gain on the 2013 Note, our 2013 Option and Automatic Conversion feature expired and we recognized $200,000 and $125,000 of impairment losses in other (expense) / income, net in our consolidated statement of operations for the year ended December 31, 2014.
Based upon the level of equity investment at risk, the platform partner is a VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and, therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We account for this investment under the cost method. As of December 31, 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.
As of December 31, 2015 and 2014, our $1.0 million cost method investment in a platform partner was recorded in other assets in our consolidated balance sheets.
Note 9. Other Assets
Patent Licenses
From time to time, we enter into agreements to license patents. We have $3.3 million in patent licenses related to two such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from three to eleven years. The net balance as of December 31, 2015 and 2014 was $2.2 million and $1.5 million. Amortization expense on patent licenses was $0.4 million for the year ended December 31, 2015 and $0.2 million for each of the years ended December 31, 2014 and 2013 and is included in cost of SaaS and license revenue in our consolidated statements of operations.
Loan to a Distribution Partner
In 2013, we entered into a revolving loan agreement with a distribution partner. The distribution partner is also a service provider with whom we have a standard agreement to resell our connected home service and hardware. We evaluate the credit quality of our distribution partner for purposes of the revolving loan agreement using the same methods that we employ to evaluate its creditworthiness as a service provider, including a credit review at the inception of the arrangement and if risk indicators arise. At the inception of the loan agreement, we determined the credit quality of our distribution partner to be good. No risk indicators have arisen to cause us to change that assessment.
Under the terms of the revolving loan agreement, we agreed to loan our distribution partner up to $2.8 million, with the proceeds of the loan used to finance the creation of new customer accounts that use our products and services. The amount that our distribution partner may draw down on the loan is based on the number of its qualifying new customer accounts created each month. The loan bears interest at a rate of 8.0% per annum, and requires monthly interest payments, with the entire principal balance due on the loan maturity date, July 24, 2018. The balance outstanding under the loan is collateralized by the customer accounts owned by our distribution partner, as well as all of the physical assets and accounts receivable associated with those customer accounts. As of December 31, 2015 and 2014, our distribution partner has borrowed $2.4 million and $2.0 million under this loan agreement, respectively, and this note receivable is included in other assets on our consolidated balance sheets.
Deferred Offering Costs
Deferred offering costs of $0 and $2.8 million, consisting primarily of legal and accounting fees, were included in other assets on the consolidated balance sheets as of December 31, 2015 and 2014. Upon the consummation of the IPO on July 1, 2015, aggregate deferred offering costs of $5.0 million were offset against the proceeds of the offering.
Marketable Securities
We disposed of our marketable securities during the year ended December 31, 2014 and there were no marketable securities outstanding as of December 31, 2015 and 2014.
In 2014, we received repayment of the 2013 Note (see Note 8) and recorded a $62,000 realized gain in other (expense) / income, net. Consequently, the Automatic Conversion Feature (see Note 8) expired and we recorded a $125,000 impairment loss in other (expense) / income, net. There were no other-than-temporary impairments recognized in accumulated other comprehensive income in 2015, 2014, and 2013.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

Note 10. Fair Value Measurements
The following presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$122,818	$—	$—	$122,818
Liabilities:
Subsidiary unit awards	—	—	(532)	(532)
Contingent consideration liability from acquisition	—	—	(230)	(230)
	$122,818	$—	$(762)	$122,056

	Fair Value Measurements on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$38,578	$—	$—	$38,578
	$38,578	$—	$—	$38,578
The following table summarizes the change in fair value of the Level 3 liabilities for subsidiary unit awards and the contingent consideration liability from acquisition for the year ended December 31, 2015 (in thousands):

Fair Value Measurements using significant unobservable inputs (Level 3)
Beginning balance - December 31, 2014	$—
Obligations assumed	700
Transfers	152
Payments	—
Realized (gain) / loss	—
Unrealized (gain) / loss	(90)
Ending Balance - December 31, 2015	$762
The money market account is included in our cash and cash equivalents in our consolidated balance sheets.
The liability for the subsidiary unit awards relates to agreements established with the presidents of two of our subsidiaries, who are also our employees, for cash awards contingent upon the subsidiary companies meeting certain financial milestones. Before our IPO, we used the intrinsic method available to non-public companies under ASC 718, "Compensation - Stock Compensation" to account for our liability for our subsidiary units. After our IPO, we have accounted for these subsidiary awards using fair value. The effect of this change had an immaterial impact to our consolidated financial statements. We established liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units for the periods of the two awards. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue, and we will record any changes in general and administrative expense. The liability balances are included in our other liabilities in our consolidated balance sheets (See Note 12).
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, from our acquisition of SecurityTrax in the first quarter of 2015, will be determined based on revenue and adjusted EBITDA for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

discounted to estimate the present value. At each reporting date until payment in first quarter of 2018, we will remeasure the contingent consideration liability, using the same valuation approach based on our subsidiary’s revenue, an unobservable input, and we will record any changes in general and administrative expense. The contingent consideration liability balance is included in our other liabilities in our consolidated balance sheets (See Note 6).
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2015, 2014 and 2013. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the years ended December 31, 2015, 2014 and 2013.
For the year ended December 31, 2013, we recorded a goodwill impairment charge of $4.8 million and other long-lived assets impairment charge of $6.5 million. The remeasurement of the goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of fair value.
Note 11. Liabilities
The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	December 31,
	2015	2014
Accounts payable	$12,813	$11,179
Accrued expenses	4,244	1,911
Other current liabilities	2,219	2,143
Accounts payable, accrued expenses and other current liabilities	$19,276	$15,233

The components of other liabilities (in thousands):

	December 31,
	2015	2014
Deferred rent	$8,435	$1,013
Other liabilities	2,049	657
Other liabilities	$10,484	$1,670

Note 12. Debt, Commitments and Contingencies
The debt, commitments and contingencies described below are currently in effect and would require us, or our subsidiaries, to make payments to third parties under certain circumstances.
Debt
Prior Facility
In 2011, we entered into a Loan & Security Agreement with Silicon Valley Bank ("SVB"). We borrowed $10.0 million under a term loan (the "Prior Facility") to be repaid in sixty monthly installments of principal and accrued interest. We had the option to prepay the Prior Facility without penalty provided that the Prior Facility had been outstanding for two or more years. Absent a prepayment, the Prior Facility would have terminated on the date of the last required principal payment, which was December 1, 2016. This facility was extinguished and repaid in May 2014.
2014 Facility
On May 8, 2014, we repaid all of the outstanding principal and interest under the Prior Facility, which was accounted for as an extinguishment of debt, and replaced it with a $50.0 million revolving credit facility (the “2014 Facility”) with SVB, as administrative agent, and a syndicate of lenders. We utilized $6.7 million under the 2014 Facility to repay in full our indebtedness under the Prior Facility. The 2014 Facility includes an option to increase the borrowing capacity available under the 2014 Facility to $75.0 million with the consent of the lenders. The 2014 Facility is available to us to finance working capital and certain permitted acquisitions and investments, and is secured by substantially all of our assets, including our intellectual property. The principal outstanding under the 2014 Facility is due upon maturity in May 2017.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. Borrowings under LIBOR rates accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.25%, ABR plus 1.5%, and ABR plus 1.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. For the year ended December 31, 2015, the effective interest rate on the 2014 Facility was 2.63%. The carrying value of 2014 Facility was $6.7 million as of December 31, 2015 and 2014. The 2014 Facility includes a variable interest rate that approximates market and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value.
On December 7, 2015, we amended the 2014 Facility. The amendment reduces the rate at which borrowings under LIBOR rates accrue interest to LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.00%, ABR plus 1.25%, and ABR plus 1.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively.
The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 2.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the year ended December 31, 2015, we were in compliance with all financial and non-financial covenants and there were no events of default.
Commitments and Contingencies
Repurchase of Subsidiary Units
In 2012, we formed a subsidiary to develop and market home and commercial energy management devices and services. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is also our employee, require a payment in cash on either the third or the fourth anniversary from the date the subsidiary first makes its products and services commercially available, which was determined to be April 1, 2014. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We recorded a liability of $0.1 million and $0 million related to this commitment in other liabilities in our consolidated balance sheets as of December 31, 2015 and 2014.
In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is our employee, require a payment in cash between the fourth and sixth anniversary of the date that the subsidiary’s products and services first become commercially available, which was determined to be June 1, 2013. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We have recorded a liability of $0.4 million and $0.2 million related to the commitment in other liabilities in our consolidated balance sheets as of December 31, 2015 and 2014.
At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense. The liability balances are included in our other liabilities in our consolidated balance sheets.
Leases
We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for new office space to relocate our headquarters to Tysons, Virginia. The relocation occurred in February 2016. The lease term ends in 2026 and the lease includes one five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. As of December 31, 2015, we have utilized $5.6 million of the tenant improvement allowance. Rent expense was $4.9 million, $2.8 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013.
The following table presents the future minimum lease payments under the non-cancelable operating leases at December 31, 2015 (in thousands):

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

Year ending December 31	Minimum Lease Payments
2016	$3,221
2017	4,051
2018	4,145
2019	3,908
2020	3,981
2021 and thereafter	21,072
$40,378
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
On February 9, 2016, we were sued along with one of our service providers in the Circuit Court for the City of Virginia Beach, Virginia by the estate of a deceased service provider customer alleging wrongful death, among other claims.  The suit seeks a total of $7 million in compensatory damages and $350,000 in punitive damages. We are currently reviewing this matter and have made no determination yet regarding the merits of the case.
From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business.
Other than the preceding matters, we are not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible or probable of having a material adverse effect on our financial position, results of operations or cash flows. We reserve for contingent liabilities based on ASC 450, “Contingencies,” when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that, in the event of a material unfavorable result in one or more claims, we will not incur material costs.
Note 13. Employee Benefit Plans
Employee Stock Purchase Plan
We adopted our 2015 ESPP in June 2015. Under the 2015 ESPP, 1,200,000 shares have been initially reserved for future grant with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock or such lesser number as determined by the board of directors. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.
The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. In 2015, there were no purchases of shares as our first offering period under the

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

plan ended on February 15, 2016. We recognized less than $0.1 million of compensation expense in 2015. Compensation expense is recognized for the amount of the discount, net of forfeitures, over the six-month purchase period, based on the monthly closing price of our common stock as an estimate of the final purchase price for the period. This estimate is adjusted monthly until the purchase is finalized. As of December 31, 2015, 1,200,000 shares remain available for future issuance.
401(k) Defined Contribution Plan
We adopted the Alarm.com Holdings 401(k) Plan ("the Plan") on April 30, 2009. All of our employees are eligible to participate in the Plan. Our discretionary match for 2015 and 2014 was 100% of employee contributions up to 6% of salary and up to a $3,000 maximum match. Our discretionary match for 2013 was 50% of employee contributions up to 6% of salary and up to a $3,000 maximum match. We recognized costs of $1.0 million, $0.6 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013 related to our matching contributions.
Note 14. Redeemable Convertible Preferred Stock
As of December 31, 2014, we had the following redeemable convertible preferred stock outstanding (amounts and shares in thousands except issuance price per share):

	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference	Issuance Price Per Share
Series B Redeemable Convertible Preferred Stock	1,810	1,810	$136,523	$191,132	$75.44
Series B-1 Redeemable Convertible Preferred Stock	1,670	83	6,265	8,759	$75.44
Series A Redeemable Convertible Preferred Stock	3,512	1,998	59,668	24,309	$10.00
Total	6,992	3,891	$202,456	$224,200
Upon completion of our IPO on July 1, 2015, all outstanding shares of redeemable convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock.
As of December 31, 2015, we have no redeemable convertible preferred stock authorized or outstanding. Significant terms of Series B, B-1 and A redeemable convertible preferred stock prior to the completion of our IPO were as follows:

Series B Redeemable Convertible Preferred Stock

Dividend Preferences

In the event we declare a dividend, the Series B Preferred stockholders are entitled to receive dividends for each outstanding share of Series B Preferred on a pari passu basis with other stockholders, plus additional dividends equal to the declared dividend (the “Additional Dividends”). The Additional Dividends will be payable until such time as the Series B Preferred stockholders have been paid cumulative Additional Dividends in an aggregate amount equal to two fifths (0.40) times the original issue price of the Series B Preferred shares.

Liquidation Preferences

In the event of our liquidation or dissolution, the holders of Series B Preferred shares, along with holders of Series B-1 shares, will be paid out of the assets available before distribution or any payment is made to holders of Series A or Common. The liquidation preference is the greater of (1) a per share amount equal to one and two fifths (1.4) times the original issue price per share, plus any declared but unpaid dividends, less any Series B Preferred Additional Dividends previously paid, or (2) the amount that would have been paid had all the preferred stockholders been converted into common.

Voting Rights

Series B Preferred stockholders are entitled to cast the number of votes equal to the number of whole shares of common into which the Series B Preferred shares are convertible as of the record date of the vote. Certain actions of us, including mergers and acquisitions, dissolution, issuance of stock, declaration of dividends, the origination of debt, or amendments to our governing documents, requires the consent of a majority of the Series A stockholders, and Series B Preferred stockholders, voting as separate classes.

Conversion

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

Shares of Series B Preferred are convertible at the option of the holder into shares of common at any time and without the payment of additional consideration. All outstanding shares of Series B Preferred shall be converted automatically into common immediately upon the closing of an initial public offering of stock in which aggregate gross proceeds from the offering exceed $75.0 million. Each share of Series B Preferred will convert into the number of shares of common determined by dividing the original issuance price by the conversion price (“Series B Preferred Conversion Price”). In the event Series B Preferred is converted to common in connection with an initial public offering of our stock, the number of common shares to be issued depends in part on the initial public offering price of our common stock (the “IPO Price”). If our IPO Price is less than the Series B Preferred per share liquidation preference, or $11.74, then the number of common shares issued upon conversion will be determined using a conversion price equal to the Series B Preferred Conversion Price multiplied by a fraction equal to the IPO Price divided by the Series B Preferred liquidation preference per share (the “IPO Conversion Price”). The initial Series B Preferred Conversion Price was $75.44 per share. On June 14, 2013, in conjunction with a nine-for-one forward split of our common shares, we amended our Certificate of Incorporation and adjusted the Series B Preferred Conversion Price to $8.38222222 per share. The Series B Preferred Conversion Price will be further adjusted if we issue additional shares of our capital stock and the consideration per share is less than the Series B Preferred Conversion Price in effect immediately prior to the issuance of the additional shares.

Redemption

In the event of certain capital transactions deemed to be liquidation events, the Series B Preferred stockholders may require the redemption of all outstanding Series B Preferred shares. In the event that the available proceeds from a liquidation event, or other available funds, are not sufficient to redeem all outstanding shares of Series B Preferred, we shall redeem a pro rata portion of each stockholder’s Series B Preferred shares along with a pro rata portion of each stockholder’s Series B-1 shares, on a pari passu basis, and we shall redeem the remaining shares as soon as adequate funds are available.

Series B-1 Redeemable Convertible Preferred Stock

Dividend Preferences

In the event we declare a dividend, the Series B-1 stockholders are entitled to receive dividends for each outstanding share of Series B-1 on a pari passu basis with other stockholders, plus Additional Dividends equal to the declared dividend. The Additional Dividends will be payable until such time the Series B-1 stockholders have been paid cumulative Additional Dividends in an aggregate amount equal to two fifths (0.40) times the original issue price of the Series B-1 shares.

Liquidation Preferences

In the event of our liquidation or dissolution, the holders of Series B-1 shares, along with holders of Series B Preferred shares, will be paid out of the assets available before distribution or any payment is made to holders of Series A or common. The liquidation preference is the greater of (1) a per share amount equal to one and two fifths (1.4) times the original issue price per share, plus any declared but unpaid dividends, less any Series B-1 Additional Dividends previously paid, or (2) the amount that would have been paid had all the preferred stockholders been converted into common.

Conversion

Shares of Series B-1 are convertible at the option of the holder into shares of common at any time and without the payment of additional consideration. All outstanding shares of Series B-1 shall be converted automatically into common immediately upon the closing of an initial public offering of stock in which aggregate gross proceeds from the offering exceed $75.0 million. Each share of Series B-1 will convert into the number of shares of common determined by dividing the original issuance price by the conversion price (“Series B-1 Conversion Price”). In the event Series B-1 is converted to common in connection with an initial public offering of our stock, the number of common shares to be issued depends in part on the initial public offering price of our common stock (the “IPO Price”). If our IPO Price is less than the Series B-1 per share liquidation preference, or $11.74, then the number of common shares issued upon conversion will be determined using a conversion price equal to the Series B-1 Conversion Price multiplied by a fraction equal to the IPO Price divided by the Series B-1 liquidation preference per share (the “IPO Conversion Price”). The initial Series B-1 Conversion Price was $75.44 per share. On June 14, 2013, in conjunction with a nine-for-one forward split of our common shares, we amended our Certificate of Incorporation and adjusted the Series B-1 Conversion Price to $8.38222222 per share. The Series B-1 Conversion Price will be further adjusted if we issue additional shares of our capital stock and the consideration per share is less than the Series B-1 Conversion Price in effect immediately prior to the issuance of the additional shares.

Redemption

In the event of certain capital transactions deemed to be liquidation events, the Series B-1 stockholders may require the redemption of all outstanding Series B-1 shares. In the event that the available proceeds from a liquidation event, or other

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

available funds, are not sufficient to redeem all outstanding shares of Series B-1 stock, we shall redeem a pro rata portion of each shareholder’s Series B-1 shares along with a pro rata portion of each stockholder’s Series B Preferred shares, on a pari passu basis, and we shall redeem the remaining shares as soon as adequate funds are available.

Series A Redeemable Convertible Preferred Stock

Liquidation Preferences

In the event of our liquidation or dissolution, the holders of Series A shares will be paid out of the assets available before distribution or any payment is made to holders of common, but after satisfaction of the liquidation preferences of the Series B Preferred and Series B-1 stockholders. The liquidation preference is the greater of (1) the original issue price of the preferred stock plus a Series A additional preference equal to 8.0% per annum on the original issue price accruing on a daily basis from the original issuance date and until the date such Series A shares are liquidated, plus accrued and unpaid dividends, or (2) the amount that would have been paid had all the preferred stock holders been converted into Common.

Voting Rights

Series A stockholders are entitled to cast the number of votes equal to the number of whole shares of common into which the Series A shares are convertible as of the record date of the vote. Certain of our actions, including mergers and acquisitions, dissolution, issuance of stock, declaration of dividends, the origination of debt, or amendments to our governing documents, requires the consent of a majority of the Series A stockholders, and Series B Preferred stockholders, voting as separate classes.

Conversion

Shares of Series A are convertible at the option of the holder into shares of common at any time and without the payment of additional consideration. All outstanding shares of Series A will automatically convert into shares of common immediately upon the closing of an initial public offering of stock in which aggregate gross proceeds from the offering exceed $75.0 million. Each share of Series A will convert into the number of shares of common determined by dividing the original issuance price by the conversion price (“Series A Conversion Price”). The initial Series A Conversion Price was $10.00 per share. On June 14, 2013, in conjunction with a nine-for-one forward split of our common shares, we amended our Certificate of Incorporation and adjusted the Series A Conversion Price to $1.11111111 per share. The Series A Conversion Price will be further adjusted if we issue additional shares of our capital stock and the consideration per share is less than the Series A Conversion Price in effect immediately prior to the issuance of the additional shares.

Redemption

In the event of certain capital transactions deemed to be liquidation events, the Series A stockholders may require the redemption of all outstanding Series A shares, subject to and following payment in full of the amounts payable to Series B Preferred and Series B-1 stockholders. In the event that the available proceeds from a liquidation event, or other available funds, are not sufficient to redeem all outstanding shares of Series A, we shall redeem a pro rata portion of each stockholder’s Series A and we shall redeem the remaining shares as soon as adequate funds are available.

Dividend

On June 12, 2015, our board of directors declared a cash dividend on our common and preferred stock in the amount of (1) $0.36368 per share of common stock (see Note 15) and Series A preferred stock and (2) $0.72736 per share of Series B preferred stock and Series B-1 preferred stock or $20.0 million in the aggregate, which we refer to as the 2015 Dividends. The 2015 Dividends were paid to our stockholders of record as of June 12, 2015 and were paid in June 2015.
Note 15. Stockholders’ equity / (deficit)
We are authorized to issue two classes of stock, common stock and preferred stock. On June 9, 2015, the board of directors amended and restated our Amended and Restated Certificate of Incorporation, effective upon the closing of our IPO, and authorized us to issue up to 300,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. As of December 31, 2015 and December 31, 2014, there were 45.6 million and 2.8 million shares of common stock issued, and 45.5 million and 2.6 million shares of common stock outstanding, respectively. As of December 31, 2015, there were no preferred shares issued and outstanding.
Upon completion of our IPO on July 1, 2015, all outstanding shares of redeemable convertible preferred stock (see Note 14) converted into an aggregate of 35,017,884 shares of common stock. Additionally, we issued 7,525,000 shares of common stock in our IPO.
Each outstanding share of common stock is entitled to one vote per share.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

Note 16. Stock-Based Compensation
Stock Options
In June 2015, our board of directors adopted, our stockholders approved, and we registered the shares for our 2015 Equity Incentive Plan (the "2015 Plan"), pursuant to which we reserved and registered 4,700,000 shares of common stock for issuance to our employees, directors and non-employee directors and consultants. The registration included 141,222 shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan (the "2009 Plan") that were added to the shares reserved under the 2015 Plan upon its effectiveness. The 2015 Plan provides for the grant of incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensations to employees, directors and non-employee directors and consultants. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan described below. As of December 31, 2015, 4,663,399 shares remained available for future grant under the 2015 Plan.
The 2015 Plan (and the previous 2009 Plan) allow for the granting of incentive stock options to employees and for the granting of nonqualified stock options and restricted stock to our employees, directors and non-employee directors and consultants. Stock options under the 2015 Plan have been granted at exercise prices based on the closing price of our common stock on the date of grant. Stock options under the previous 2009 Plan have been granted at exercise prices as determined by the board of directors to our officers and employees. These stock options generally vest over a five-year period and each option, if not exercised or terminated, expires on the tenth anniversary of the grant date.
The 2015 Plan (and the previous 2009 Plan) allow for the granting of options that may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. As of December 31, 2015 and 2014, there were 96,368 and 209,372 unvested shares of common stock outstanding subject to our right of repurchase. During the year ended December 31, 2015, we repurchased 287 unvested shares of common stock related to early exercised stock options in connection with employee terminations. As of December 31, 2015 and December 31, 2014, we recorded $0.4 million and $0.7 million in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets for the proceeds from the early exercise of the unvested stock options.
Included in the stock-based compensation expense for the year ended December 31, 2015 was $0.8 million related to the cash settlement of recently exercised stock options of a terminated employee, at the company's election. We accounted for this cash settlement as a liability modification of the stock option awards.
We account for stock-based compensation awards based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	$3,154	$3,181	$787
Compensation related to the sale of common stock	193	86	54
Compensation related to the cash settlement of stock options	777	—	—
Total stock-based compensation expense	$4,124	$3,267	$841
Tax benefit from stock-based awards	$700	$782	$160
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

Stock-based compensation expense data:	Year Ended December 31,
	2015	2014	2013
Sales and marketing	$372	$338	$102
General and administrative	2,486	1,862	495
Research and development	1,266	1,067	244
Total stock-based compensation expense	$4,124	$3,267	$841
We value our stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” Under the “simplified method,” the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected term of the stock options.
The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31:

Year Ended December 31,
	2015	2014	2013
Volatility	48.5 - 51.8%	47.2 - 49.6%	44.1 - 47.6%
Expected term	4.5 - 6.3 years	4.0 - 5.7 years	3.3 - 6.3 years
Risk-free interest rate	1.3 - 1.9%	1.4 - 1.9%	0.9 - 1.9%
Dividend rate	—%	—%	—%

The dividends declared and paid in June 2015 were in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is zero.
The following table summarizes the stock option activity for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,345,993	$2.68	7.0	$27,725
Granted	540,548	12.10
Exercised	(290,249)	1.63		3,272
Forfeited	(42,936)	5.97
Cancelled	(5,443)	2.23
Outstanding at December 31, 2015	3,547,913	$4.17	6.6	$44,411
Vested and expected to vest at December 31, 2015	3,514,311	$4.12	6.5	$44,124
Exercisable at December 31, 2015	2,178,312	$2.13	5.5	$31,690
The weighted average grant date fair value for our stock options granted during the years ended December 31, 2015, 2014 and 2013 was $5.90, $4.20 and $4.02. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $2.7 million, $1.5 million and $0.5 million. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2015 and 2014 was $3.3 million, $7.3 million and $0.7 million. As of December 31, 2015, the total compensation cost related to nonvested awards not yet recognized was $3.1 million, which will be recognized over a weighted average period of 2.2 years.
Warrants

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

In 2010, we issued performance-based warrants to two of our executive officers that gives these individuals the right to purchase up to 841,896 shares of our common stock in the aggregate if certain performance targets and market conditions are achieved. In 2012, we issued an additional performance-based warrant to an executive officer that gives that executive officer the right to purchase up to 27,000 shares of our common stock if certain performance targets and market conditions are achieved. On March 30, 2015, we issued performance-based warrants to two employees. These warrants give these individuals the right to purchase up to 54,694 shares of our common stock in the aggregate if certain performance targets are achieved.

The first performance-based warrant for 750,015 shares of our common stock has an initial exercise price of $0.001 per share and two separate tranches of shares become exercisable upon the occurrence of a triggering event, which is defined as: (1) a change in control event that results in any person or entity (other than our stockholders immediately prior to the transaction) owning more than 50% of the combined voting power of all classes of our capital stock, (2) a sale of substantially all of our assets, (3) an initial public offering, or (4) a liquidation or other dissolution of the Company. Upon the occurrence of a triggering event, the number of shares that become exercisable under the warrant is determined by the amount of cash consideration received by ABS Capital Partners, one of our stockholders, as a result of such triggering event. On July 11, 2012, we modified the terms of the performance-based warrant to provide for a $3.1 million cash payment in the event that a triggering event has not occurred on or before January 3, 2013. We considered this to be an equity to cash settled liability modification and recorded $3.1 million in compensation expense, included within general and administrative expense, on the modification date. The award was settled for $3.1 million on January 3, 2013.

The second performance-based warrant for 91,881 shares of our common stock has an exercise price of $0.41 per share and becomes exercisable if we have a change in control or if we complete an initial public offering. This warrant for 91,881 shares of our common stock expired in May 2015 upon the cessation of the holder of the warrant's employment with us.
The third performance-based warrant for 27,000 shares of our common stock has an exercise price of $3.89 per share and becomes exercisable if we have a change in control or if we complete an initial public offering. This warrant expired in July 2015 because the minimum annual revenue and EBITDA targets of the subsidiary unit required under the warrant were not met during the exercise period. The exercise period began upon the occurrence of a triggering event, which was upon the effectiveness of the registration statement for our IPO, and closed 30 days after the effectiveness of our registration statement.
The fourth and fifth performance-based warrants, each for 27,347 shares of our common stock, have an exercise price of $10.97 per share and we may elect to terminate the warrants in exchange for a one-time cash settlement in the event of a change in control. If the warrants become exercisable, the number of shares that become exercisable which cannot exceed 27,347 shares for each warrant, is based upon the achievement of certain minimum annual revenue targets. These warrants will expire upon the earlier of March 2025 and the date upon which the holder of the warrant is no longer our employee or an employee of an affiliate of ours. We believe that the achievement of the minimum annual revenue targets is probable, and we began recognizing expense related to these performance-based warrants on April 1, 2015.
As of December 31, 2015, 2014 and 2013, none of the warrants that remained outstanding were exercisable because the performance requirements had not been met. We recorded less than $0.1 million expense associated with the performance-based warrants during the year ended December 31, 2015 and we did not record expense associated with the performance-based warrants during the years ended December 31, 2014 and 2013.

Sale of Common Stock Subscriptions

On May 22, 2013, we sold 238,500 shares of our common stock to one of our executive officers for $0.7 million, or $2.95 per share, an amount below fair value. Under the terms of the sale, we had the right to repurchase the shares for $2.95 per share subject to certain triggering events prior to April 2, 2017. Our repurchase right expired on July 1, 2015, the date of the closing of our IPO. The excess of the fair value over the sale price was being recorded to stock-based compensation expense, on a straight-line basis, over the four-year term of the repurchase agreement. In 2015, we recognized the remaining unamortized expense upon the expiration of our repurchase right. For the years ended December 31, 2015, 2014 and 2013, we recognized $0.2 million, less than $0.1 million and less than $0.1 million in general and administrative expense in our consolidated statement of operations.
Note 17. Earnings Per Share
Basic and Diluted Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except share and per share amounts):

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014	2013
Net income	$11,768	$13,502	$4,524
Less: dividends paid to participating securities	(18,987)	—	—
Less: income allocated to participating securities	—	(12,939)	(4,402)
Net income available for common stockholders (A)	$(7,219)	$563	$122
Weighted average common shares outstanding — basic (B)	24,108,362	2,276,694	1,443,469
Dilutive effect of stock options	—	1,613,427	1,351,876
Weighted average common shares outstanding — diluted (C)	24,108,362	3,890,121	2,795,345
Earnings per share:
Basic (A/B)	$(0.30)	$0.25	$0.08
Diluted (A/C)	$(0.30)	$0.14	$0.04
Diluted net loss per common share is the same as basic net loss per common share for the year ended December 31, 2015 because the effects of potentially dilutive items were anti-dilutive due to our net loss attributable to common stockholders. The following securities have been excluded from the calculation of diluted weighted average common shares outstanding because the effect is anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Redeemable convertible preferred stock:
Series A	—	1,998,257	1,998,257
Series B	—	1,809,685	1,809,685
Series B-1	—	82,934	82,934
Stock options	522,997	219,400	1,908,630
Common stock subject to repurchase	96,368	209,372	—
Note 18. Significant Service Providers
During the years ended December 31, 2015, 2014 and 2013 our 10 largest revenue service providers accounted for 63%, 65% and 66% of our revenue. One of our service providers individually represented greater than 15% but not more than 20% of our revenue for the year ended December 31, 2015, 2014 and 2013. Two of our service providers individually represented greater than 10% but not more than 15% of our revenue for the year ended December 31, 2014. One of our service providers individually represented greater than 10% but not more than 15% of our revenue for the year ended December 31, 2013.
Trade accounts receivable from two service providers totaled $3.1 million and $2.7 million as of December 31, 2015. No other individual service provider represented more than 10% of accounts receivable as of December 31, 2015. Trade accounts receivable from three service providers totaled $3.1 million, $2.7 million and $1.1 million, as of December 31, 2014. No other individual service provider represented more than 10% of accounts receivable as of December 31, 2014.
Note 19. Income Taxes
The components of our income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014	2013
Current
Federal	7,730	7,266	3,965
State	1,519	1,286	878
	9,249	8,552	4,843
Deferred
Federal	(3,372)	(1,702)	(1,919)
State	(180)	(33)	(236)
	(3,552)	(1,735)	(2,155)
	5,697	6,817	2,688
The difference between the income tax expense at the Federal statutory rate and income tax expense in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of Federal benefit	4.5	4.0	4.7
Nondeductible transaction costs	—	—	0.4
Goodwill and intangible impairment	—	—	23.3
Release of acquisition related contingent liability	—	—	(28.2)
Nondeductible meals and entertainment	1.2	0.9	2.2
Research and development tax credits	(8.9)	(6.2)	—
Other	0.8	(0.2)	(0.1)
	32.6%	33.5%	37.3%
The components of our net deferred tax assets (liabilities) are as follows (in thousands):

	December 31
	2015	2014
Deferred tax assets, non- current
Provision for doubtful accounts	$1,345	$1,266
Accrued expenses	2,936	964
Deferred revenue	3,416	3,098
Deferred rent	3,331	490
Stock-based compensation	2,233	1,334
Acquisition costs	126	117
Subsidiary unit compensation	425	88
Equity investments	180	29
Inventory reserve	123	—
Net operating losses	3,183	3,824
Capital losses	—	11
	17,298	11,221

Deferred tax liabilities, non-current
Intangible assets and prepaid patent licenses	(2,098)	(1,799)
Depreciation	(3,105)	(1,059)
Contingent consideration	(180)	—
Total deferred tax liabilities	$(5,383)	$(2,858)
Net deferred tax assets	$11,915	$8,363

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest expense) is as follows (in thousands):

	Year Ended December 31
	2015	2014	2013
Beginning balance	$208	$—	$—
Additions based on tax positions related to the current year	152	69	—
Additions for tax positions of prior year	146	139	—
Ending balance	$506	$208	$—
Our effective income tax rates were 32.6%, 33.5% and 37.3% for the years ended December 31, 2015, 2014 and 2013. For the years ended December 31, 2015 and 2014, our effective tax rates were below the statutory rate primarily due to the research and development tax credits claimed, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses. For the year ended December 31, 2013 our effective tax rate was above the statutory rate primarily due to the impact of state taxes and non-deductible meal and entertainment expenses, partially offset by the net adjustment to the contingent liability and goodwill carrying values.
We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets at December 31, 2015 and December 31, 2014. Accordingly, we have not recorded a valuation allowance as of December 31, 2015 and 2014.
We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an unrecognized tax benefit of $0.3 million for research and development tax credits claimed during the year ended December 31, 2015 and $0.2 million for research and development tax credits claimed during the year ended December 31, 2014. We did not record any unrecognized tax benefits during 2013. As of December 31, 2015, we had accrued approximately $4,000 of total interest related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
We are not aware of any events that make it reasonably possible that there would be a significant change in our unrecognized tax benefits over the next 12 months. As of December 31, 2015, all of the $0.5 million of unrecognized tax benefits, if recognized, would reduce our income tax expense and the effective tax rate.
We file income tax returns in the United States. We are no longer subject to U.S. income tax examinations for years prior to 2011, with the exception that operating loss carryforwards generated prior to 2011 may be subject to tax audit adjustment. We are generally no longer subject to state and local income tax examinations by tax authorities for years prior to 2011.
As of December 31, 2015, we had U.S. net operating loss carryforwards of approximately $8.7 million, which are scheduled to begin to expire in 2030. The net operating loss carryforward arose in connection with the EnergyHub acquisition. Utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change limitations as provided by the Internal Revenue Code of 1986, as amended.
Note 20. Segment Information
We have two reportable segments:
•Alarm.com segment
•Other segment
Our chief operating decision maker is the chief executive officer. Management determined that the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results. Our Alarm.com segment represents our cloud-based platform for the connected home and related solutions. Our Alarm.com segment also includes the results of Horizon Analog, a research company that focuses on cost-effective collection and analysis of data relating energy usage and consumer behavior and energy disaggregation, Secure-i, a commercial video as a service provider, and SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed over 96% of our revenue for the year ended December 31, 2015, 2014 and 2013. Our Other segment is focused on researching and developing home and commercial automation, and energy management products and services in adjacent markets.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

Management evaluates the performance of its segments and allocates resources to them based on operating income. The reportable segment operational data is presented in the table below as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Segment Information:	Year Ended December 31, 2015
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$202,752	$9,052	$(952)	(1,964)	$208,888
Operating income / (loss)	38,437	(20,151)	(279)	(16)	17,991
Assets	215,315	10,780			226,095

	Year Ended December 31, 2014
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$165,603	$2,388	$(646)	$(33)	$167,312
Operating income / (loss)	34,271	(13,255)	(154)	138	21,000
Assets	108,935	11,997			120,932
	Year Ended December 31, 2013
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$129,222	$1,207	$(207)	$—	$130,222
Operating income / (loss)	19,733	(12,297)	(48)	36	7,424
We derived substantially all revenue from North America for the years ended December 31, 2015, 2014 and 2013. Substantially all our long lived assets were in North America as of December 31, 2015 and December 31, 2014.
Note 21. Related Party Transactions
Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. On December 11, 2015, we purchased an additional 9,290 common units of the same company for $0.2 million, which did not change our proportional share of ownership interest. We account for this investment using the equity method (see Note 8). During the years ended December 31, 2015, 2014 and 2013, we recorded $0.8 million, $0.3 million and $0 of cost of hardware and other revenue in connection with this installation partner. As of December 31, 2015 and December 31, 2014, our accounts payable balance to our installation partner was $0.5 million and $0.1 million. In September 2014, we loaned $315,000 to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2016. For the year ended December 31, 2015 and 2014, we recorded $26,000 and $7,000 of interest income related to this note receivable.
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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

Note 22. Other Comprehensive Income
The table below presents the tax effects related to other comprehensive income (loss) and reclassifications made to the consolidated statements of operations (in thousands):

	Available-for-sale security
	Before tax	Tax	After Tax
As of January 1, 2013	$—	$—	$—
Other comprehensive income / (loss) before reclassification	92	(36)	56
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	$92	$(36)	$56
As of December 31, 2013	$92	$(36)	$56

As of January 1, 2014	$92	$(36)	$56
Other comprehensive income / (loss) before reclassification	(30)	11	(19)
Amounts reclassified from accumulated other comprehensive income to other (expense) / income, net	(62)	25	(37)
Net current period other comprehensive income	$(92)	$36	$(56)
As of December 31, 2014	$—	$—	$—
We disposed of our marketable securities during the year ended December 31, 2014 and there were no marketable securities outstanding as of December 31, 2015 and 2014. There were no components of other comprehensive income in 2015.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2015, 2014 and 2013

Note 23. Quarterly Financial Data (Unaudited)
The following tables show selected unaudited quarterly consolidated statement of operations data for each of our eight most recently completed quarters. In the opinion of management, the information for each of these quarters has been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of financial information in accordance with generally accepted accounting principles. Historical results are not necessarily indicative of results that may be achieved in future periods, and operating results for quarterly periods are not necessarily indicative of operating results for a full year. The selected consolidated statements of operation data in amounts are presented below (in thousands, except per share data):

	Three Months Ended
	Reported						Revised [1]	Reported
Selected Consolidated Statement of Operations Data:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited)
Total revenue	$36,851	$42,078	$42,832	$45,551	$46,011	$51,949	$54,007	$56,921

Net income	$4,273	$2,076	$2,667	$4,486	$3,041	$2,509	$2,943	$3,275
Dividends paid to participating securities	—	—	—	—	—	(18,987)	—
Income allocated to participating securities	(4,125)	(1,988)	(2,549)	(4,284)	(2,895)	—	(45)	(8)
Net income / (loss) attributable to common stockholders	$148	$88	$118	$202	$146	$(16,478)	$2,898	$3,267
Per share information attributable to common stockholders:
Net income / (loss) per share:
Basic	$0.08	$0.04	$0.05	$0.08	$0.06	$(6.09)	$0.06	$0.07
Diluted	$0.04	$0.02	$0.03	$0.05	$0.04	$(6.09)	$0.06	$0.07
1 In the fourth quarter of 2015, we identified an error related to the amount of stock-based compensation expense that we recorded in the third quarter of 2015. In the table above, we have revised our previously reported financial results to correct the error. For the three months ended September 30, 2015, the correction increased general and administrative expense by $480,000, reduced the provision for income taxes by $194,000, reduced net income by $286,000 and reduced basic and diluted net income per share attributable to common stockholders by $0.01. We have concluded that the impact of the error is immaterial to the previously issued quarterly financial statements. The consolidated statements of operations for the three and nine months ended September 30, 2015 will be revised in our Form 10-Q for the quarterly period end September 30, 2016.

Schedule II – Valuation and Qualifying Accounts and Reserves
Alarm.com Holdings, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts	$1,397		$276	$(358)	$1,315
Allowance for hardware returns	1,838	1,559		(1,281)	2,116
Year ended December 31, 2014
Allowance for doubtful accounts	304		1,371	(278)	1,397
Allowance for hardware returns	952	1,863		(977)	1,838
Year ended December 31, 2013
Allowance for doubtful accounts	580		592	(868)	304
Allowance for hardware returns	906	1,781		(1,735)	952

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.
PART III.

We will file a definitive Proxy Statement for our Annual Meeting, or our 2016 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10 K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of our 2016 Proxy Statement under the captions “Information Regarding Committees of the Board Of Directors,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting.”

We have adopted a written Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Conduct is available on the Investors section of our website, www.alarm.com, under “Corporate Governance.” We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to SEC rules.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of our 2016 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of our 2016 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of our 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section of our 2016 Proxy Statement under the caption “Principal Accountant Fees and Services.”

Part IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
(1) Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm
(2) Consolidated Financial Statement Schedule
(3) Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below
(numbered in accordance with Item 601 of Regulation S-K).
(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Agreement and Plan of Merger by and among the Registrant, Energyhub Holdings, Inc. EnergyHub, Inc. and Shareholder Representative Services LLC, as stockholder representative, dated May 3, 2013	S-1	333-204428	2.1	May 22, 2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	July 2, 2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37461	3.2	July 2, 2015
4.1	Form of common stock certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
10.1	Deed of Lease between Registrant and 8150 Leesburg Pike, L.L.C., dated April 21, 2009, as amended July 21, 2010, April 28, 2011, January 10, 2012, June 5, 2012, December 7, 2012, March 12, 2013 and May 29, 2013	S-1	333-204428	10.1	May 22, 2015
10.2	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.3†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.4†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.5†#	Form of Option Grant Package under 2015 Equity Incentive Plan
10.6†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	S-1/A	333-204428	10.6	June 10, 2015
10.7#	Form of Early Exercise Restricted Stock Purchase Agreement
10.8†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-204428	10.8	June 10, 2015
10.10†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 10, 2015
10.11	Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated May 8, 2014	S-1	333-204428	10.10	May 22, 2015
10.12#
Second Amendment to Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated December 7, 2015

10.13*	Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics Funding LP, dated October 22, 2007, as amended by Amendment No. 1 dated January 15, 2008 and the Second Amendment dated February 23, 2013	S-1/A	333-204428	10.11	June 19, 2015
10.14†#	Third Amendment to Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics International, Inc.
21.1	Subsidiaries of the Registrant	S-1	333-204428	21.1	May 22, 2015
23.1#	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
24.1#	Power of Attorney. Reference is made to the signature page hereto
31.1#**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates management contract or compensatory plan.
# Filed herewith.
* Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document.
† Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.
** These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alarm.com Holdings, Inc.

Date: February 29, 2016	By:	/s/ Stephen Trundle
Stephen Trundle
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 29, 2016	By:	/s/ Jennifer Moyer
Jennifer Moyer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen Trundle	President, Chief Executive Officer and Director	February 29, 2016
Stephen Trundle	(Principal Executive Officer)

/s/ Jennifer Moyer	Chief Financial Officer	February 29, 2016
Jennifer Moyer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy McAdam	Chairman of the Board of Directors	February 29, 2016
Timothy McAdam

/s/ Donald Clarke	Director	February 29, 2016
Donald Clarke

/s/ Hugh Panero	Director	February 29, 2016
Hugh Panero

/s/ Mayo Shattuck	Director	February 29, 2016
Mayo Shattuck

/s/ Ralph Terkowitz	Director	February 29, 2016
Ralph Terkowitz

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Agreement and Plan of Merger by and among the Registrant, Energyhub Holdings, Inc. EnergyHub, Inc. and Shareholder Representative Services LLC, as stockholder representative, dated May 3, 2013	S-1	333-204428	2.1	May 22, 2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	July 2, 2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37461	3.2	July 2, 2015
4.1	Form of common stock certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
10.1	Deed of Lease between Registrant and 8150 Leesburg Pike, L.L.C., dated April 21, 2009, as amended July 21, 2010, April 28, 2011, January 10, 2012, June 5, 2012, December 7, 2012, March 12, 2013 and May 29, 2013	S-1	333-204428	10.1	May 22, 2015
10.2	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.3†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.4†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.5†#	Form of Option Grant Package under 2015 Equity Incentive Plan
10.6†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	S-1/A	333-204428	10.6	June 10, 2015
10.7#	Form of Early Exercise Restricted Stock Purchase Agreement
10.8†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-204428	10.8	June 10, 2015
10.10†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 10, 2015
10.11	Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated May 8, 2014	S-1	333-204428	10.10	May 22, 2015
10.12#
Second Amendment to Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated December 7, 2015

10.13*	Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics Funding LP, dated October 22, 2007, as amended by Amendment No. 1 dated January 15, 2008 and the Second Amendment dated February 23, 2013	S-1/A	333-204428	10.11	June 19, 2015
10.14†#	Third Amendment to Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics International, Inc.
21.1	Subsidiaries of the Registrant	S-1	333-204428	21.1	May 22, 2015
23.1#	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
24.1#	Power of Attorney. Reference is made to the signature page hereto
31.1#**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates management contract or compensatory plan.
# Filed herewith.
* Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document.
† Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.
** These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.