Form 10-Q
period 2016-03-31
Alarm.com Holdings, Inc.
filed 2016-05-10
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of April 29, 2016, there were 45,587,260 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM®

ALARM.COM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
SaaS and license revenue	$40,012	$31,955
Hardware and other revenue	19,031	14,056
Total revenue	59,043	46,011
Cost of revenue: (1)
Cost of SaaS and license revenue	6,781	6,033
Cost of hardware and other revenue	14,335	10,776
Total cost of revenue	21,116	16,809
Operating expenses:
Sales and marketing	8,976	7,916
General and administrative	13,129	7,070
Research and development	9,970	7,752
Amortization and depreciation	1,591	1,338
Total operating expenses	33,666	24,076
Operating income	4,261	5,126
Interest expense	(41)	(42)
Other income, net	111	7
Income before income taxes	4,331	5,091
Provision for income taxes	1,593	2,050
Net income	2,738	3,041
Income allocated to participating securities	—	(2,895)
Net income attributable to common stockholders	$2,738	$146

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.04
Weighted average common shares outstanding:
Basic	45,526,058	2,636,813
Diluted	47,303,896	4,172,787
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.
See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$135,845	$128,358
Accounts receivable, net	23,532	21,348
Inventory	7,583	6,474
Other current assets	4,592	4,870
Total current assets	171,552	161,050
Property and equipment, net	17,494	15,446
Intangible assets, net	5,820	6,318
Goodwill	24,723	24,723
Deferred tax assets	12,168	11,915
Other assets	4,111	6,643
Total Assets	$235,868	$226,095
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$26,658	$19,276
Accrued compensation	4,335	7,514
Deferred revenue	2,350	2,289
Total current liabilities	33,343	29,079
Deferred revenue	9,877	9,701
Long-term debt	6,700	6,700
Other liabilities	11,500	10,484
Total Liabilities	61,420	55,964
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 45,658,598 and 45,581,662 shares issued; and 45,580,928 and 45,485,294 shares outstanding as of March 31, 2016 and December 31, 2015.	456	455
Additional paid-in capital	299,359	297,781
Treasury stock (35,523 shares at cost of $1.20 per share)	(42)	(42)
Accumulated other comprehensive income	—	—
Accumulated deficit	(125,325)	(128,063)
Total Stockholders’ Equity	174,448	170,131
Total Liabilities and Stockholders’ Equity	$235,868	$226,095

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2016	2015
Net income	$2,738	$3,041
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	155	288
Reserve for product returns	473	380
Amortization on patents	134	50
Amortization and depreciation	1,591	1,338
Amortization of debt issuance costs	26	28
Deferred income taxes	(253)	(883)
Change in fair value of contingent liability	(60)	—
Undistributed losses from equity investees	12	53
Stock-based compensation	852	561
Changes in operating assets and liabilities (net of business acquisition):
Accounts receivable	(2,812)	(186)
Inventory	(1,109)	(1,041)
Other assets	199	(1,242)
Accounts payable, accrued expenses and other current liabilities	3,661	369
Deferred revenue	237	254
Other liabilities	1,076	453
Cash flows from operating activities	6,920	3,463
Cash flows used in investing activities:
Business acquisition, net of cash acquired	—	(5,612)
Additions to property and equipment	(2,538)	(1,026)
Issuances of notes receivable	(73)	(98)
Repayments of notes receivable	2,441	—
Cash flows used in investing activities	(170)	(6,736)
Cash flows from / (used in) financing activities:
Payments of offering costs	—	(138)
Proceeds from early exercise of stock options	—	9
Issuances of common stock from equity-based plans	371	12
Tax windfall benefit from stock options	366	7
Cash flows from / (used in) financing activities	737	(110)
Net increase / (decrease) in cash and cash equivalents	7,487	(3,383)
Cash and cash equivalents at beginning of the period	128,358	42,572
Cash and cash equivalents at end of the period	$135,845	$39,189

Supplemental disclosure of noncash investing and financing activities:
Cash not yet paid for business acquisitions	$417	$834
Contingent liability from business acquisition	$170	$700
Cash not yet paid for capital expenditures	$1,271	$—
Deferred offering costs in accounts payable, accrued expenses and other current liabilities	$—	$555

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statement of Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2016	—	$—	45,485	$455	$297,781	$(42)	$(128,063)	$170,131
Common stock issued in connection with equity-based plans	—	—	77	1	370	—	—	371
Vesting of common stock subject to repurchase	—	—	19	—	62	—	—	62
Stock-based compensation	—	—	—	—	852	—	—	852
Tax benefit from stock options, net	—	—	—	—	294	—	—	294
Net income	—	—	—	—	—	—	2,738	2,738
Balance, March 31, 2016	—	$—	45,581	$456	$299,359	$(42)	$(125,325)	$174,448
See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(unaudited)
Note 1. Organization
Alarm.com Holdings, Inc. (referred herein as “Alarm.com”, the “Company”, or “we”) is the leading platform solution for the connected home. Through our cloud-based services, we make connected home technology broadly accessible to millions of home and business owners. Our multi-tenant software-as-a-service (“SaaS”) platform enables home and business owners to intelligently secure their properties and automate and control a broad array of connected devices through a single, intuitive interface. Our solutions are delivered through an established network of over 6,000 trusted service providers, who are experts at designing, selling, installing and supporting our solutions. Our four primary solutions are interactive security, intelligent automation, video monitoring and energy management, which can be used individually or integrated into a single user interface. We derive revenue from the sale of our software-as-a-service over our integrated platform, license fees, hardware, activation fees and other revenue. Our fiscal year ends on December 31st.
Note 2. Basis of Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2015 appearing in our Annual Report on Form 10-K dated February 29, 2016 as filed with the SEC. The condensed balance sheet data as of December 31, 2015 was derived from our audited financial statements, but does not include all disclosures required by GAAP.
In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2016.
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
Recent Accounting Pronouncements
Adopted
On September 25, 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires entities to apply the guidance prospectively to adjustments to provisional amounts that occur after the effective date. Under the previous guidance, the acquirer would retrospectively adjust provisional amounts recognized as of the acquisition date with a corresponding adjustment to goodwill. Adjustments were required when new information was obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for those adjustments. The amendment is effective for annual periods, including periods within those annual periods beginning after December 15, 2015 with early adoption permitted. We adopted this pronouncement prospectively in the first quarter of 2016, and it did not have an impact on our financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal- Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The amendment requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendment is effective for annual periods, including periods within those annual periods beginning after December 31, 2015 with early adoption permitted. We elected to adopt the amendments prospectively to all arrangements entered into or materially modified after the effective date. We adopted this pronouncement in the first quarter of 2016, and it did not have an impact on our financial statements.
On February 18, 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs"). The amendment eliminates the presumption that a general partner should consolidate a limited partnership. The amendment affects the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships. The amendment also provides a scope exception from consolidation guidance for reporting entities that comply with the requirements for registered money market funds. We adopted this pronouncement in the first quarter of 2016, and it did not have an impact on our financial statements.
On June 19, 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718),” which affects any entity that grants its employees share-based payments in which the terms of the award stipulate that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. We adopted this pronouncement in the first quarter of 2016, and it did not have an impact on our financial statements.
Not yet adopted
On April 14, 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which amends the guidance in ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. The update clarifies guidance related to identifying performance obligations and licensing implementation guidance. The update is effective with the same transition requirements as ASU 2014-09, as amended. We are required to adopt ASU 2014-09 and its amendments in the first quarter of 2018, and we are currently assessing the impact of this pronouncement on our financial statements.
On March 30, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are required to adopt ASU 2016-09 in the first quarter of 2017, and we are currently assessing the impact of this pronouncement on our financial statements.
On March 17, 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” which amends the guidance in ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. The update clarifies the implementation guidance on principal versus agent considerations. The update is effective with the same transition requirements as ASU 2014-09, as amended. We are required to adopt ASU 2014-09 and its amendments in the first quarter of 2018, and we are currently assessing the impact of this pronouncement on our financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2016-02 in the first quarter of 2019, and we are currently assessing the impact of this pronouncement on our financial statements.
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
Note 3. Accounts Receivable, Net
The components of accounts receivable are as follows (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable	$26,782	$24,779
Allowance for doubtful accounts	(1,096)	(1,315)
Allowance for product returns	(2,154)	(2,116)
Accounts receivable, net	$23,532	$21,348
For the three months ended March 31, 2016 and 2015, we recorded a $0.5 million and a $0.4 million reserve for product returns in our hardware and other revenue. For the three months ended March 31, 2016 and 2015, we recorded a $0.2 million million and a $0.3 million provision for doubtful accounts receivable. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 4. Inventory
The components of inventory are as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$4,727	$3,026
Finished goods	2,856	3,448
Total inventory	$7,583	$6,474
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
The revenue and net income from SecurityTrax's operations since its acquisition date, March 13, 2015, which were immaterial, were included in the Alarm.com segment for the three months ended March 31, 2015 (see Note 17). The proforma data, as if SecurityTrax was included in our historical consolidated statements of operations beginning January 1, 2015, were immaterial to our revenue and net income for the three months ended March 31, 2015.
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
The $3.3 million goodwill balance reflects the value of acquired workforce and expected synergies from pairing SecurityTrax's solutions to security service providers with our current product offerings. The goodwill will be deductible for tax purposes. We developed our estimate of the fair value of intangible net assets using a multi-period excess earnings method for customer relationships, the relief from royalty method for the developed technology, replacement cost method for the developed technology home page and the relief from royalty method for the trade name. The purchase price allocation presented above was finalized in 2015.
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
Contingent Consideration Liability
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, to the former owners of SecurityTrax will be determined based on revenue and EBITDA of the acquired business for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. We used several assumptions including an 8.45% discount rate and a 7.5% revenue risk adjustment. We recorded the contingent consideration, valued at $0.7 million, as a contingent consideration liability in other liabilities in our consolidated balance sheet. At each reporting date we will remeasure the liability and record any changes in general and administrative expense, until we pay the contingent consideration, if any, in the first quarter of 2018. The discount rate is based on the composite B rated yield and the CCC credit rating, which has increased from 3.8%, as reported on the acquisition date, to 10.8% in 2016. As of March 31, 2016, we adjusted the fair value of the contingent consideration liability to $0.2 million using the same method and an updated forecast with a 15.43% discount rate and a 2.0% revenue risk adjustment, which resulted in less than $0.1 million of income for the three months ended March 31, 2016.

Note 6. Goodwill and Intangible Assets, Net
The following table reflects changes in goodwill by operating segment for the three months ended March 31, 2016 (in thousands):

	Alarm.com	Other	Total
Balance as of December 31, 2015	$24,723	$—	$24,723
Goodwill acquired	—	—	—
Balance as of March 31, 2016	$24,723	$—	$24,723
There were no impairments of goodwill recorded during the three months ended March 31, 2016 or 2015.

The following table reflects changes in the net carrying amount of the components of intangible assets for the three months ended March 31, 2016 (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Other	Total
Balance as of December 31, 2015	$4,449	$1,486	$273	$110	$6,318
Intangible assets acquired	—	—	—	—	—
Amortization	(276)	(160)	(32)	(30)	(498)
Balance as of March 31, 2016	$4,173	$1,326	$241	$80	$5,820
For both the three months ended March 31, 2016 and 2015, we recorded $0.5 million of amortization related to our intangible assets.
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$10,666	$(6,493)	$4,173	4.3
Developed technology	5,390	(4,064)	1,326	4.6
Trade name	914	(673)	241	4.3
Other	234	(154)	80	0.7
Total intangible assets	$17,204	$(11,384)	$5,820

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$10,666	$(6,217)	$4,449	4.5
Developed technology	5,390	(3,904)	1,486	4.8
Trade name	914	(641)	273	4.7
Other	234	(124)	110	0.9
Total intangible assets	$17,204	$(10,886)	$6,318
The following table reflects the future estimated amortization expense for intangible assets as of March 31, 2016 (in thousands):

Year ending December 31,	Amortization
2016	$1,228
2017	1,400
2018	1,329
2019	579
2020 and thereafter	1,284

Note 7. Investments in Other Entities
Cost Method Investment in Connected Home Service Provider
We own 20,000 Series A Convertible Preferred Membership Units and 2,667 Series B Convertible Preferred Membership units of a Brazilian connected home solutions provider, which represents an interest of 12.4% on a fully diluted basis, and was purchased for $0.4 million. On April 15, 2015, we purchased an additional 2,333 of Series B-1 Convertible Preferred Membership Units at $23.31 per unit, for a purchase price of $0.1 million, which increased our aggregate equity interest to 12.6% on a fully diluted basis. The entity resells our products and services to residential and commercial customers in Brazil. Based upon the level of equity investment at risk, the connected home service provider is a variable interest entity ("VIE"). We do not control the marketing, sales, installation, or customer maintenance functions of the entity and therefore do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of the entity and do not consolidate its financial results into ours. We account for this investment using the cost method. As of March 31, 2016 and December 31, 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The $0.4 million investment balance is included in other assets in our consolidated balance sheets as of March 31, 2016 and December 31, 2015.
Investments in and Loans to an Installation Partner
We own 48,190 common units of an installation partner which represents an interest of 48.2% on a fully diluted basis, and was purchased for $1.0 million. The entity performs installation services for security dealers, as well as subsidiaries reported in our Other segment. Based upon the level of equity investment at risk, we determined that the installation partner was not a VIE. We accounted for this investment under the equity method because we have the ability to exercise significant influence over the operating and financial policies of the entity. Under the equity method, we recognize our share of the earnings or losses of the installation partner in other income, net in our consolidated statements of operations in the periods they are reported by the installation partner.
In September 2014, we loaned $315,000 to our installation partner under a secured promissory note that accrues interest at 8.0%, per annum. The note receivable is included in other current assets in our consolidated balance sheets. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2016. This event did not cause us to reconsider our conclusion that the installation partner has sufficient equity investment at risk and therefore was not a VIE. We continued to account for the investment under the equity method. In the fourth quarter of 2015, accumulated operating losses at our installation partner exceeded its equity contributions, and we began to record 100% of its net losses, which amounted to $230,000, against our $315,000 note receivable.
On December 11, 2015, we purchased an additional 9,290 common units of the same company for $0.2 million, which did not change our proportional share of ownership interest. This event caused us to reconsider our conclusion that the installation partner has sufficient equity investment at risk and we now consider the installation partner to be a VIE. We do not control the ability to obtain funding, the annual operating plan, marketing, sales or cash management functions of the entity and therefore, do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of our installation partner and do not consolidate its financial results into ours. We continue to account for the investment under the equity method. Due to this investment, the investment partner received additional equity contributions, and we returned to recording our share of its earnings or losses against our investment.
We recorded our share of the installation partner's loss in other income, net in our consolidated statements of operations, which was less than $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015. Our $1.2 million investment, net of equity losses, is included in other assets in our consolidated balance sheets and was $0.1 million as of March 31, 2016 and December 31, 2015. The note receivable is included in other current assets in our consolidated balance sheets and was $0.1 million as of March 31, 2016 and December 31, 2015.
Investments in and Loans to a Platform Partner
We have invested in the form of loans and equity investment in a platform partner which produces connected devices to provide it with the capital required to bring its devices to market and integrate them onto our connected home platform.
In 2013, we paid $3.5 million in cash to purchase 3,548,820 shares of our platform partner’s Series A convertible preferred shares, or an 18.7% interest on as-converted and fully diluted basis. In 2014, we entered into a Series 1 Preferred Stock purchase agreement with the platform partner and another investor. The other investor invested cash to purchase shares of the platform partner’s Series 1 Preferred Stock. As a result of the purchase, our 3,548,820 shares of Series A convertible preferred shares converted into 3,548,820 shares of common stock, and we now hold an 8.6% interest in the platform partner on an as converted and fully diluted basis. In conjunction with the transaction, we received a $2.5 million dividend that we recorded as a return of investment as it was in excess of the accumulated earnings and profits of the investee since the date of the investment. Based upon the level of equity investment at risk, the platform partner is a VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We account for this investment under the cost method. As of March 31, 2016 and

December 31, 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.
As of March 31, 2016 and December 31, 2015, our $1.0 million cost method investment in a platform partner was recorded in other assets in our consolidated balance sheets.
Note 8. Other Assets
Patent Licenses
From time to time, we enter into agreements to license patents. We have $3.3 million in patent licenses related to such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from three to eleven years. The net balance as of March 31, 2016 and December 31, 2015 was $2.0 million and $2.2 million. For the three months ended March 31, 2016 and 2015, amortization expense on patent licenses was $0.1 million and is included in cost of SaaS and license revenue in our consolidated statement of operations.
Loan to a Distribution Partner
In 2013, we entered into a revolving loan agreement with a distribution partner. The distribution partner is also a service provider with whom we have a standard agreement to resell our connected home service and hardware. We had evaluated that our distribution partner had a good credit quality through a credit review at the inception of the arrangement and by evaluating risk indications during the repayment period.
Under the terms of the revolving loan agreement, we had agreed to loan our distribution partner up to $2.8 million, with the proceeds of the loan to be used to finance the creation of new customer accounts that use our products and services. The amount that our distribution partner could draw down on the loan was based on the number of its qualifying new customer accounts created each month. The loan accrued interest at a rate of 8.0% per annum, and required monthly interest payments, with the entire principal balance due on the loan maturity date, July 24, 2018. The balance outstanding under the loan was collateralized by the customer accounts owned by our distribution partner, as well as all of the physical assets and accounts receivable associated with those customer accounts.
During the first quarter of 2016, our distribution partner repaid the loan and the revolving loan agreement was subsequently terminated. We received $2.4 million of cash, representing the entire balance outstanding and the accrued interest at the termination date. There was no outstanding balance as of March 31, 2016. As of December 31, 2015, our distribution partner's outstanding balance was $2.4 million and the note receivable was included in other assets on our consolidated balance sheets.
Note 9. Fair Value Measurements
The following presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$129,100	$—	$—	$129,100
Liabilities:
Subsidiary unit awards	—	—	(550)	(550)
Contingent consideration liability from acquisition	—	—	(170)	(170)
	$129,100	$—	$(720)	$128,380

	Fair Value Measurements on a Recurring Basis as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$122,818	$—	$—	$122,818
Liabilities:
Subsidiary unit awards	—	—	(532)	$(532)
Contingent consideration liability from acquisition	—	—	(230)	$(230)
	$122,818	$—	$(762)	$122,056

The following table summarizes the change in fair value of the Level 3 liability for the three months ended March 31, 2016 (in thousands):

Fair Value Measurements using significant unobservable inputs (Level 3)
Beginning balance - December 31, 2015	$762
Obligations assumed	—
Transfers	—
Payments	—
Realized (gain) / loss	—
Unrealized (gain) / loss	(42)
Ending Balance - March 31, 2016	$720
The money market account is included in our cash and cash equivalents in our consolidated balance sheets.
The liability for the subsidiary unit awards relates to agreements established with the presidents of two of our subsidiaries, who are also our employees, for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We established liabilities for the future payment of the repurchase of subsidiary units under the terms of the agreements by estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the two awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue, and we will record any changes in general and administrative expense. The liability balances are included in our other liabilities in our consolidated balance sheets (See Note 11).
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, from our acquisition of SecurityTrax in the first quarter of 2015, will be determined based on revenue and adjusted EBITDA for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until payment in first quarter of 2018, we will remeasure the contingent consideration liability, using the same valuation approach based on our subsidiary’s revenue, an unobservable input, and we will record any changes in general and administrative expense. The contingent consideration liability balance is included in our other liabilities in our consolidated balance sheets (See Note 5).
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2016 and 2015. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three months ended March 31, 2016 and 2015.

Note 10. Liabilities
The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable	$18,133	$12,813
Accrued expenses	5,229	4,244
Other current liabilities	3,296	2,219
Accounts payable, accrued expenses and other current liabilities	$26,658	$19,276

The components of other liabilities are as follows (in thousands):

	March 31, 2016	December 31, 2015
Deferred rent	$9,256	$8,435
Other liabilities	2,244	2,049
Other liabilities	$11,500	$10,484

Note 11. Debt, Commitments and Contingencies
The debt, commitments and contingencies described below are currently in effect and would require us, or our subsidiaries, to make payments to third parties under certain circumstances.
Debt
In 2014, we repaid all of the outstanding principal and interest under a previous term loan, which was accounted for as an extinguishment of debt, and replaced it with a $50.0 million revolving credit facility (the “2014 Facility”) with Silicon Valley Bank, as administrative agent, and a syndicate of lenders. We utilized $6.7 million under the 2014 Facility to repay in full our indebtedness under the previous term loan. The 2014 Facility includes an option to increase the borrowing capacity available under the 2014 Facility to $75.0 million with the consent of the lenders. The 2014 Facility is available to us to finance working capital and certain permitted acquisitions and investments, and is secured by substantially all of our assets, including our intellectual property. The principal outstanding under the 2014 Facility is due upon maturity in May 2017.
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. Borrowings under LIBOR rates accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.25%, ABR plus 1.5%, and ABR plus 1.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. For the three months ended March 31, 2016, the effective interest rate on the 2014 Facility was 2.46%. The carrying value of 2014 Facility was $6.7 million as of March 31, 2016 and December 31, 2015. The 2014 Facility includes a variable interest rate that approximates market and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value.
On December 7, 2015, we amended the terms of our 2014 Facility. The amendment reduces the rate at which borrowings under LIBOR rates accrue interest to LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.00%, ABR plus 1.25%, and ABR plus 1.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively.
The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 2.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the three months ended March 31, 2016, we were in compliance with all financial and non-financial covenants and there were no events of default.

Commitments and Contingencies
Repurchase of Subsidiary Units
In 2012, we formed a subsidiary to develop and market home and commercial energy management devices and services. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is also our employee, require a payment in cash on either the third or the fourth anniversary from the date the subsidiary first makes its products and services commercially available, which was determined to be April 1, 2014. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We recorded a liability of $0.0 million and $0.1 million related to this commitment in other liabilities in our consolidated balance sheets as of March 31, 2016 and December 31, 2015.
In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. We granted an award of subsidiary stock awards to the founder and president. The terms of the award for the founder, who is our employee, required a payment in cash on a date between the fourth and sixth anniversary of the date that the subsidiary’s products and services first become commercially available, which was determined to be June 1, 2013. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We have recorded a liability of $0.5 million and $0.4 million related to the commitment which is recorded in other liabilities in our consolidated balance sheets as of March 31, 2016 and December 31, 2015.
At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense. The liability balances are included in our other liabilities in our consolidated balance sheets (See Note 9).
Leases
We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for new office space for our headquarters in Tysons, Virginia, where we relocated in February 2016. The lease term ends in 2026 and includes a five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. As of March 31, 2016, we have utilized $6.2 million of the tenant improvement allowance. Rent expense was $1.3 million for the three months ended March 31, 2016 and $1.2 million for the three months ended March 31, 2015.
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
On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service providers under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On March 24, 2016, we filed a motion to transfer the matter to the U.S. District Court for the Northern District of West Virginia to be consolidated with 23 other similar and related pending TCPA actions. That motion is currently pending. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.
On February 9, 2016, we were sued along with one of our service providers in the Circuit Court for the City of Virginia Beach, Virginia by the estate of a deceased service provider customer alleging wrongful death, among other claims.  The suit seeks a total of $7 million in compensatory damages and $350,000 in punitive damages. We filed our answer on March 22, 2016. Discovery has commenced, and the matter remains pending. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.
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
Note 12. Redeemable Convertible Preferred Stock
As of March 31, 2015 and December 31, 2014, we had the following redeemable convertible preferred stock outstanding (amounts and shares in thousands except issuance price per share):

	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference	Issuance Price Per Share
Series B Redeemable Convertible Preferred Stock	1,810	1,810	$136,523	$191,132	$75.44
Series B-1 Redeemable Convertible Preferred Stock	1,670	83	6,265	8,759	75.44
Series A Redeemable Convertible Preferred Stock	3,512	1,998	$59,668	24,309	10.00
Total	6,992	3,891	$202,456	$224,200
Upon completion of our initial public offering on July 1, 2015, all outstanding shares of redeemable convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock.
As of March 31, 2016 and December 31, 2015, we have no redeemable convertible preferred stock authorized or outstanding.
Note 13. Stock-Based Compensation
Stock Options
We issue stock options pursuant to our 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan allows for the grant of incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation to our employees, directors and non-employee directors and consultants.
In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan (the "2009 Plan"). The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of March 31, 2016, 6,496,294 shares remained available for future grant under the 2015 Plan.
Stock options under the 2015 Plan have been granted at exercise prices based on the closing price of our common stock on the date of grant. Stock options, under the 2009 Plan, were granted at exercise prices as determined by the board of directors to be the fair market value of our common stock. Our stock options generally vest over a five year period and each option, if not exercised or terminated, expires on the tenth anniversary of the grant date.
Certain stock options granted under the 2015 Plan and the previous 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were 77,670 and 96,368 unvested shares of common stock outstanding subject to our right of repurchase as of March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016, we did not have any repurchases of unvested shares of common stock related to early exercised stock options in connection with employee terminations. As of March 31, 2016 and December 31, 2015, we recorded $0.4 million in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets for the proceeds from the early exercise of the unvested stock options.
We account for stock-based compensation awards based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.
The following table summarizes the components of non-cash stock-based compensation expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$833	$540
Employee stock purchase plan	19	—
Compensation related to the sale of common stock	—	21
Total stock-based compensation expense	$852	$561
Tax benefit / (expense) from equity-based plans	$294	$(155)
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Sales and marketing	$141	$60
General and administrative	227	294
Research and development	484	207
Total stock-based compensation expense	$852	$561
There were 456,550 stock options granted during the three months ended March 31, 2016.
The following table summarizes the assumptions used for estimating the fair value of stock options granted during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Volatility	50.5%	—%
Expected term	6.3 years	—
Risk-free interest rate	1.4%	—%
Dividend rate	—%	—%

The following table presents stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,547,913	4.17	6.6	44,411
Granted	456,550	15.02
Exercised	(58,231)	2.04		1,038
Forfeited	(10,362)	9.96
Expired	—	—
Outstanding at March 31, 2016	3,935,870	$5.44	6.7	$71,862
Vested and expected to vest at March 31, 2016	3,880,624	$5.35	6.7	$71,206
Exercisable at March 31, 2016	2,215,459	$2.22	5.3	$47,580
The weighted average grant date fair value for our stock options granted during the three months ended March 31, 2016 was $7.47. There were no grants during the three months ended March 31, 2015. The total fair value of stock options vested during the three months ended March 31, 2016 and 2015 was $0.3 million and $0.4 million. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $1.0 million and $0.0 million. As of March 31, 2016, the total compensation cost related to nonvested awards not yet recognized was $5.5 million, which will be recognized over a weighted average period of 2.3 years.
Employee Stock Purchase Plan
Our board of directors adopted our 2015 Employee Stock Purchase Plan ("2015 ESPP") in June 2015. As of March 31, 2016, 1,637,111 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock or the such lesser number as determined by the board of directors. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.
The 2015 ESPP is considered compensatory for purposes of stock-based compensation expense due to the 10% discount on the fair market value of our common stock. For the three months ended March 31, 2016, an aggregate of 18,705 shares were purchased by employees during our first offering period which ended on February 15, 2016. We recognized compensation expense of less than $0.1 million for the three months ended March 31, 2016. There was no compensation expense for the three months ended March 31, 2015 as the 2015 ESPP was adopted in June 2015. Compensation expense is recognized for the amount of the discount, net of forfeitures, over the purchase period, based on the monthly closing price of our common stock as an estimate of the final purchase price for the period. This estimate is adjusted at each reporting period until the purchase is finalized.
Warrants
In 2010, we issued a performance-based warrant to an executive officer that gave that individual the right to purchase up to 91,881 shares of our common stock in the aggregate if certain performance targets and market conditions are achieved. In 2012, we issued an additional performance-based warrant to an executive officer that gave that individual the right to purchase up to 27,000 shares of our common stock if certain performance targets and market conditions are achieved. On March 30, 2015, we issued performance-based warrants to two employees. These warrants give these individuals the right to purchase up to 54,694 shares of our common stock in the aggregate if certain performance targets are achieved.
The first performance-based warrant for 91,881 shares of our common stock had an exercise price of $0.41 per share and became exercisable if we had a change in control or if we completed an initial public offering. This warrant for 91,881 shares of our common stock expired in May 2015 upon the cessation of the holder of the warrant's employment with us.

The second performance-based warrant for 27,000 shares of our common stock had an exercise price of $3.89 per share and became exercisable if we had a change in control or if we completed an initial public offering. This warrant expired in July 2015 because the minimum annual revenue and EBITDA targets of the subsidiary unit required under the warrant were not met during the exercise period. The exercise period began upon the occurrence of a triggering event, which was the effectiveness of the registration statement for our IPO, and closed 30 days later.
The third and fourth performance-based warrants, each for 27,347 shares of our common stock, have an exercise price of $10.97 per share and we may elect to terminate the warrants in exchange for a one-time cash settlement in the event of a change in control. If the warrants become exercisable, the number of shares that become exercisable which cannot exceed 27,347 shares for each warrant, is based upon the achievement of certain minimum annual revenue targets. These warrants will expire upon the earlier of March 2025 and the date upon which the holder of the warrant is no longer our employee or an employee of an affiliate of ours. We believe that the achievement of the minimum annual revenue targets is probable, and we began recognizing expense related to these performance-based warrants as of April 1, 2015.
As of March 31, 2016 and December 31, 2015, none of the warrants that remained outstanding were exercisable because the performance requirements had not been met. We recorded less than $0.1 million of expense associated with the performance-based warrants during the three months ended March 31, 2016. We did not record any expense associated with the performance-based warrants during the three months ended March 31, 2015.
Sale of Common Stock Subscriptions
In 2013, we sold 238,500 shares of our common stock to one of our executive officers for $0.7 million, or $2.95 per share, an amount below fair value. Under the terms of the sale, we had the right to repurchase the shares for $2.95 per share subject to certain triggering events prior to April 2, 2017. Our repurchase right expired on July 1, 2015, the date of the closing of our IPO. The excess of the fair value over the sale price was being recorded to stock-based compensation expense, on a straight-line basis, over the four-year term of the repurchase agreement. In the third quarter of 2015, we recognized the remaining unamortized expense upon the expiration of our repurchase right. For the three months ended March 31, 2016 and March 31, 2015, we recognized $0.0 million and less than $0.1 million related to this sale in general and administrative expense in our consolidated statement of operations.
Note 14. Earnings Per Share
Basic and Diluted Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income	$2,738	$3,041
Less: income allocated to participating securities	—	(2,895)
Net income available for common stockholders (A)	$2,738	$146
Weighted average common shares outstanding — basic (B)	45,526,058	2,636,813
Dilutive effect of stock options	1,777,838	1,535,974
Weighted average common shares outstanding — diluted (C)	47,303,896	4,172,787
Earnings per share:
Basic (A/B)	$0.06	$0.06
Diluted (A/C)	$0.06	$0.04

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Redeemable convertible preferred stock:
Series A	—	1,998,257
Series B	—	1,809,685
Series B-1	—	82,934
Stock options	514,122	116,500
Common stock subject to repurchase	77,670	174,754
Note 15. Significant Service Providers
During the three months ended March 31, 2016 and 2015, our 10 largest revenue service providers accounted for 60.0% and 63.0% of our revenue. One of our service providers individually represented greater than 10% but not more than 15% of our revenue for the three months ended March 31, 2016. One service provider individually represented greater than 15% but not more than 20% of our revenue for the three months ended March 31, 2015.
Trade accounts receivable from two service providers totaled $2.8 million and $2.4 million as of March 31, 2016. No other individual service provider represented more than 10% of accounts receivable as of March 31, 2016. Trade accounts receivable from two service providers totaled $3.1 million and $2.7 million as of December 31, 2015. No other individual service provider represented more than 10% of accounts receivable as of December 31, 2015.
Note 16. Income Taxes
For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision were recorded in the period incurred.
Our effective income tax rates were 36.8% and 40.3% for the three months ended March 31, 2016 and 2015. Our effective tax rate differs from the statutory rate primarily due to the impact of state taxes and nondeductible meal and entertainment expenses, partially offset by the research and development tax credit.
We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets at March 31, 2016 and December 31, 2015. Accordingly, we have not recorded a valuation allowance as of March 31, 2016 and December 31, 2015.
We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. For the three months ended March 31, 2016, we recorded an unrecognized tax benefit of less than $0.1 million related to research and development tax credits for the 2016 tax year. For the three months ended March 31, 2015, we recorded interest for the quarter on prior year research and development tax credits we claimed. Our liability for uncertain tax positions was $0.6 million and $0.5 million as of March 31, 2016 and December 31, 2015.
Note 17. Segment Information
We have two reportable segments:

•	Alarm.com segment

•	Other segment

Our chief operating decision maker is the chief executive officer. Management determined that the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results. Our Alarm.com segment represents our cloud-based platform for the connected home and related solutions. Our Alarm.com segment also includes SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed 94% and 97% of our revenue for the three months ended March 31, 2016 and 2015. Our Other segment is focused on researching and developing home and commercial automation, and energy management products and services in adjacent markets.
Management evaluates the performance of its segments and allocates resources to them based on operating income. The reportable segment operational data is presented in the table below for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015 (in thousands):

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
For the Three Months Ended March 31, 2016:
Revenue	$56,010	$3,847	$(586)	$(228)	$59,043
Operating income / (loss)	6,867	(2,683)	(47)	124	4,261

For the Three Months Ended March 31, 2015:
Revenue	$44,865	$2,061	$(390)	$(525)	$46,011
Operating income / (loss)	8,960	(3,824)	(138)	128	5,126

As of March 31, 2016:
Assets	$225,889	$9,979	$—	$—	$235,868

As of December 31, 2015:
Assets	$215,315	$10,780	$—	$—	$226,095
We derived substantially all of our revenue from North America for the three months ended March 31, 2016 and 2015. Substantially all of our long lived assets were in North America as of March 31, 2016 and December 31, 2015.
Note 18. Related Party Transactions
Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. During the three months ended March 31, 2016 and 2015, we recorded $0.4 million and $0.3 million of cost of hardware and other revenue in connection with this installation partner and, as of March 31, 2016 and December 31, 2015, the accounts payable balance was $0.1 million and $0.5 million. In September 2014, we loaned $315,000 to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2016. For the three months ended March 31, 2016 and 2015, we recorded $6,000 and $4,130 of interest income related to this note receivable.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K filed on February 29, 2016 with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our connected home platform currently has more than 2.6 million residential and business subscribers and connects to tens of millions of devices. More than 20 billion data points were generated and processed by those subscribers and devices in 2015 alone. We believe that this scale of subscribers, devices and data makes us the leader in the smart home services market.
Our solutions are delivered through an established network of over 6,000 trusted service providers, who are experts at designing, selling, installing and supporting our solutions. Our technology platform was purpose-built for the entire connected home ecosystem, including the consumers who use it, the service providers who deliver it and the hardware partners whose devices are enabled by the platform. Our solutions are used by both home and business owners, and we refer to this market as the connected home market.
We invest in solutions that connect people in new ways with their properties and devices, making them safer, smarter and more efficient. Our scalable, flexible platform is designed to meet a wide range of user needs with its breadth of services, depth of feature capability and broad support for the growing Internet of Things devices in the home. We power four primary solutions, which can be used individually or combined and integrated within a single user interface accessible through the web and mobile apps: interactive security, intelligent automation, video monitoring and energy management. These solutions are delivered through our cloud-based platform enabling a breadth of connected home solutions, which can be integrated together or provide on a standalone basis. We enable quick, intuitive access to the consumer through our mobile app as well as enabling new ways to engage with the home through wearables like Apple Watch, through the TV with Apple TV and Amazon Fire TV and by using smart home voice control through Amazon Echo.
We primarily generate SaaS and license revenue, our largest source of revenue, through our service providers who resell our services and pay us monthly fees. Our service providers sell, install and support Alarm.com solutions that enable home and business owners to intelligently secure, connect, control and automate their properties. Our service providers have indicated that they typically have three to five-year service contracts with home or business owners, whom we call subscribers. We derive a small portion of our revenue from licensing our intellectual property to service providers on a per customer basis. SaaS and license revenue represented 68% and 69% of our revenue for the three months ended March 31, 2016 and 2015. As of the end of our last fiscal year, December 31, 2015, we had 2.6 million subscribers, a substantial majority of which were residential.
We also generate revenue from the sale of hardware that enables our solutions, including cellular radio modules, video cameras, image sensors, thermostats and other peripherals. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 32% and 31% of our revenue for the three months ended March 31, 2016 and 2015. We typically expect hardware and other revenue to decrease as a percentage of total revenue as we anticipate such revenue to grow at a lower rate than SaaS and license revenue.
To date, nearly all of our revenue growth has been organic. We have completed small acquisitions, but those acquisitions have been related to technology or services complementary to our core offerings and have not contributed materially to our revenue. We have focused on growing our business and plan to continue to invest in growth.

Highlights of our financial performance for the periods covered in this report include:

•	Revenue increased 28% from $46.0 million in the first quarter of 2015 to $59.0 million in the first quarter of 2016.

•	SaaS and license revenue increased 25% from $32.0 million in the first quarter of 2015 to $40.0 million in the first quarter of 2016.

•	Net income was $2.7 million in the first quarter of 2016 compared to $3.0 million in the first quarter of 2015.

•	Adjusted EBITDA, a non-GAAP measurement of operating performance, increased from $7.0 million in the first quarter of 2015 to $10.2 million in the first quarter of 2016.
Please see Non-GAAP Measures below in this section of the report for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the first quarter of 2016 and 2015.
Key Metrics
We use the following key business metrics to help us monitor the performance of our business and to identify trends affecting our business (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
SaaS and license revenue	$40,012	$31,955
Adjusted EBITDA	10,182	7,025

	Twelve Months Ended March 31,
	2016	2015
SaaS and license revenue renewal rate	94%	92%
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
Adjusted EBITDA
Adjusted EBITDA represents our net income before interest expense and other income, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense and legal costs incurred in connection with certain intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense.
Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Please see Non-GAAP Measures below for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the first quarter of 2016 and 2015.

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
We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service providers on a per customer basis for use of our patents. In November 2013, we entered into a license agreement with Vivint Inc., or Vivint, who represented at least 10% but not more than 15% of our revenue in 2013 and 2014, pursuant to which we granted Vivint a license to use the intellectual property associated with our connected home solutions. Vivint began generating customers and paying us license revenue in the second quarter of 2014. Pursuant to this arrangement, Vivint has transitioned from selling our SaaS solutions directly to its customers to selling its own home automation product to its new customers, and we receive less revenue from Vivint from license fees as compared to its subscribers that continue to utilize our SaaS platform. Additionally, in some markets, our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control. We continue to receive revenue from Vivint for both our SaaS solutions and from licensing our intellectual property. Vivint represented less than 10% of our revenue in 2015 and in the first quarters of 2016 and 2015.
Hardware and Other Revenue
We generate hardware and other revenue primarily from the sale of cellular radio modules that provide access to our cloud-based platform, video cameras and the sale of other devices, including image sensors and other peripherals. We sell hardware to our service providers as well as distributors. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. We recognize hardware and other revenue when the hardware is delivered to our service providers or distributors, net of a reserve for estimated returns. Our terms for hardware sales typically allow service providers to return hardware up to one year past the date of original sale. We typically expect hardware and other revenue to decrease as a percentage of total revenue as we anticipate such revenue to grow at a lower rate than SaaS and license revenue.
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
Operating Expenses
Our operating expenses consist of sales and marketing, general and administrative, research and development, and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 400 employees at January 1, 2015 to 519 employees at March 31, 2016, and we expect to continue to hire new employees to support future growth of our business.
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
The number of employees in sales and marketing functions grew from 159 at January 1, 2015 to 193 at March 31, 2016. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis and as a percentage of our total revenue in the short term. We intend to increase the size of our sales force and our service provider support team to provide additional support to our existing service provider base to drive their productivity in selling and supporting our solutions as well as to enroll new service providers in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs and customer lead generation to support our service providers’ efforts to enroll new subscribers and expand the adoption of our solutions.
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
The number of employees in general and administrative functions grew from 54 at January 1, 2015 to 59 at March 31, 2016. We expect our general and administrative expense in 2016 to increase on an absolute dollar basis primarily from the inclusion of incremental intellectual property litigation expenses. We anticipate that we will incur additional costs for personnel and professional services as we continue to operate as a public company. These costs include increases in our finance and legal personnel, additional external legal and audit fees and expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies. We also expect to continue to incur increased costs relating to higher premiums for directors’ and officers’ liability insurance as a public company and continue to enhance our investor relations function.
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
The number of employees in research and development functions grew from 187 at January 1, 2015 to 267 at March 31, 2016. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platform and the solutions we offer to our service providers and subscribers. We will also continue to invest in efforts to extend our platform to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of smart home and enterprise technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.
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
Interest Expense
Interest expense consists of interest expense associated with our debt facility.
Other Income, Net
Other income, net consists of our portion of the income or loss from our minority investments in other businesses accounted for under the equity method and interest income earned on our cash and cash equivalents and our notes receivable.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations and data as a percentage of revenue for the periods presented:
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016		2015
Revenue:
SaaS and license revenue	$40,012	68%	$31,955	69%
Hardware and other revenue	19,031	32	14,056	31
Total revenue	59,043	100	46,011	100
Cost of revenue: (1)
Cost of SaaS and license revenue	6,781	11	6,033	13
Cost of hardware and other revenue	14,335	24	10,776	23
Total cost of revenue	21,116	36	16,809	37
Operating expenses:
Sales and marketing (2)	8,976	15	7,916	17
General and administrative (2)	13,129	22	7,070	15
Research and development (2)	9,970	17	7,752	17
Amortization and depreciation	1,591	3	1,338	3
Total operating expenses	33,666	57	24,076	52
Operating income	4,261	7	5,126	11
Interest expense	(41)	—	(42)	—
Other income, net	111	—	7	—
Income before income taxes	4,331	7	5,091	11
Provision for income taxes	1,593	3	2,050	4
Net income	$2,738	5%	$3,041	7%
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense data:
Sales and marketing	$141	$60
General and administrative	227	294
Research and development	484	207
Total stock-based compensation expense	$852	$561

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2016	2015
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	17%	19%
Cost of hardware and other revenue as a percentage of hardware and other revenue	75%	77%
Total cost of revenue as a percentage of total revenue	36%	37%
Comparison of Three Months Ended March 31, 2016 to March 31, 2015
Revenue

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Revenue
SaaS and license revenue	$40,012	$31,955	25%
Hardware and other revenue	19,031	14,056	35%
Total revenue	$59,043	$46,011	28%
The $13.0 million increase in total revenue for the first quarter of 2016 compared to the first quarter of 2015 was the result of a $8.1 million, or 25%, increase in our SaaS and license revenue and a $5.0 million, or 35%, increase in our hardware and other revenue. The increase in our SaaS and license revenue for the first quarter of 2016 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2015. To a lesser extent, SaaS and license revenue increased for the first quarter of 2016 from an increase in fees paid to us for licenses to use our intellectual property. Hardware and other revenue for the first quarter of 2016 increased $2.0 million from an increase in the volume of video cameras sold and $1.6 million from an increase in the volume of cellular radio modules sold partially offset by a $0.3 million decrease in peripherals sold. Our Other segment contributed 1% of the increase in SaaS and license revenue and $1.7 million of the increase in hardware and other revenue from the sale of hardware for our solutions for the first quarter of 2016 compared to the first quarter of 2015.
Cost of Revenue

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Cost of revenue (1)
Cost of SaaS and license revenue	$6,781	$6,033	12%
Cost of hardware and other revenue	14,335	10,776	33%
Total cost of revenue	$21,116	$16,809	26%
% of total revenue	36%	37%
_______________

(1)	Excludes amortization and depreciation.
The $4.3 million increase in cost of revenue for the first quarter of 2016 compared to the first quarter of 2015 was the result of a $0.7 million, or 12%, increase in cost of SaaS and license revenue and a $3.6 million, or 33%, increase in cost of hardware and other revenue. The increase in cost of SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in the costs to make our SaaS platform available to our service providers and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 17% and 19% for the first quarters of 2016 and 2015. This decrease in cost of sales relative to our revenue growth was due to the achievement of economies of scale related to the growth in our subscriber base. The increase in costs of hardware and other revenue related primarily to our increase in hardware and other revenue. Cost of hardware and other revenue as a percentage of hardware and other revenue was 75% and 77% for the first quarters of 2016 and 2015. These cost savings came from a reduction in the cost of certain hardware products due to an increase in sales volume. Total cost of revenue as a percent of total revenue was 36% and 37% for the first quarters of 2016 and 2015.
Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Sales and marketing	$8,976	$7,916	13%
% of total revenue	15%	17%
The $1.1 million increase in sales and marketing expense for the first quarter of 2016 compared to the first quarter of 2015 was due to an increase in our sales force, our service provider support team, our marketing team and consultants to support our growth and for international expansion. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $0.7 million for the first quarter of 2016 compared to the first quarter of 2015. Our expense for external consultants increased $0.3 million for the first quarter of 2016 to support international expansion and to supplement our service provider support team. Sales and marketing expense from our Other segment remained consistent for the first quarters of 2016 and 2015 with a $0.1 million increase in personnel and related costs which was offset by $0.1 million decrease in expense for external consultants. The number of employees in our sales and marketing teams increased from 179 at March 31, 2015 to 193 at March 31, 2016.
General and Administrative Expense

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
General and administrative	$13,129	$7,070	86%
% of total revenue	22%	15%
The $6.1 million increase in general and administrative expense for the first quarter of 2016 compared to the first quarter of 2015 was primarily due to an increase of $4.5 million in legal expenses related to ongoing intellectual property litigation and to a lesser extent, an increase in employee headcount to support our growth and professional services as we continue to operate as a public company. In the first quarter of 2016, we recorded $3.5 million of legal expenses for legal services related to ongoing intellectual property litigation for which there was no comparable expense in the first quarter of 2015. The remaining $1.0 million increase in legal expenses resulted from professional services to support our growth and operations as a public company and from maintaining and enforcing our intellectual property portfolio and license agreements. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $0.5 million for the first quarter of 2016 compared to the first quarter of 2015. In addition, our travel and meeting expenses increased approximately $0.8 million related to the timing of our annual All Company corporate meeting in the first quarter of 2016, which took place in the third quarter of previous years. General and administrative expense from our Other segment remained consistent for the first quarter of 2016 and 2015. The number of employees in general and administrative functions increased from 55 at March 31, 2015 to 59 at March 31, 2016.
Research and Development Expense

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Research and development	$9,970	$7,752	29%
% of total revenue	17%	17%
The $2.2 million increase in research and development expense for the first quarter of 2016 compared to the first quarter of 2015 was due to the increased headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $2.5 million for the first quarter of 2016 compared to the first quarter of 2015. Research and development expense from our

Other segment decreased by $0.4 million for the first quarter of 2016 compared to the first quarter of 2015, due to a reduction in personnel and related expense and in expense for external consultants. During the first quarter of 2016, certain employees previously in research and development functions for our Other segment transitioned into similar positions for our Alarm.com segment. The number of employees in research and development functions increased from 203 at March 31, 2015 to 267 at March 31, 2016.
Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Amortization and depreciation	$1,591	$1,338	19%
% of total revenue	3%	3%
The increase in amortization and depreciation for the first quarter of 2016 compared to the first quarter of 2015 was primarily due to increased purchases of computer and network equipment to accommodate our growth in headcount, for our new corporate headquarters in Tysons, Virginia and for the expansion of our network operations centers and the associated depreciation. In addition, depreciation expense from internally developed capitalized software increased in the same period. The acquired intangibles for our SecurityTrax acquisition, which occurred in the first quarter of 2015, contributed to the increase in amortization.
Interest Expense

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Interest expense	$(41)	$(42)	(2)%
% of total revenue	—%	—%
Interest expense was consistent for the first quarter of 2016 compared to the first quarter of 2015 as the outstanding principal balance of our debt has remained unchanged.
Other Income, Net

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Other income, net	$111	$7	1,486%
% of total revenue	—%	—%
Included in other income, net was interest income earned on our cash balance and interest income earned on notes receivable partially offset by losses of an equity method investment that is in the start-up phase of its operations. We expect that this investment will continue to incur losses in the near term.
Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Provision for income taxes	$1,593	$2,050	(22)%
% of total revenue	3%	4%

Our effective tax rate decreased from 40% in the first quarter of 2015 to 37% in the first quarter of 2016, primarily related to the permanent extension of the research and development tax credit, which we claimed in 2016.
Segment Information
We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platform for the connected home and related connected home solutions. Our Alarm.com segment also includes SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed over 94% and 97% of our revenue for the three months ended March 31, 2016 and 2015. Our Other segment is focused on researching and developing home and commercial automation and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue. Our Other segment had 53 employees as of March 31, 2016.
The following table presents our revenue, inter-segment revenue and operating expenses by segment for the three months ended March 31, 2016 and 2015 (in thousands):

	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total
For the Three Months Ended March 31, 2016:
Revenue	$56,010	$3,847	$(586)	$(228)	$59,043
Operating expenses	29,857	3,809	—	—	33,666

For the Three Months Ended March 31, 2015:
Revenue	$44,865	$2,061	$(390)	$(525)	$46,011
Operating expenses	19,941	4,135	—	—	24,076

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies and use of estimates from those disclosed in our Annual Report on Form 10-K filed February 29, 2016 with the SEC.
Liquidity and Capital Resources
Working Capital, Excluding Deferred Revenue
The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated (in thousands):

	As of March 31, 2016	As of December 31, 2015
Cash and cash equivalents	$135,845	$128,358
Accounts receivable, net	23,532	21,348
Working capital, excluding deferred revenue	140,559	134,260
Our cash and cash equivalents as of March 31, 2016 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources
As of March 31, 2016, we had $135.8 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.
We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Over the next nine months of fiscal year 2016, we expect our capital expenditure requirements to be approximately $8.5 million, including approximately $4.0 million anticipated to be incurred for leasehold improvements related to the expansion of our corporate headquarters, of which, $1.8 million will be funded by tenant improvement allowances. Included in the terms of the lease for our corporate headquarters, is an $8.0 million tenant improvement allowance provided by our landlord. As of March 31, 2016, we have used $6.2 million of this allowance. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our stockholders.
Sources of Liquidity
To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. We have raised $121.5 million in net cash, primarily from our initial public offering and also the sale of our preferred stock and to a lesser extent, from the proceeds of sales of common stock and stock option exercises.
In May 2014, we entered into a $50 million revolving credit facility, or the 2014 Facility, with Silicon Valley Bank, or SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. As of March 31, 2016, $6.7 million was outstanding, letters of credit in the amount of $0.2 million were utilized and $43.1 million remained available for borrowing under the 2014 Facility. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated coverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions. The 2014 Facility is secured by substantially all of our assets, including our intellectual property. As of March 31, 2016, we were in compliance with all covenants under the 2014 Facility. The 2014 Facility is discussed in more detail below under “Debt Obligations.”
Historical Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities	$6,920	$3,463
Cash flows used in investing activities	(170)	(6,736)
Cash flows from / (used in) financing activities	737	(110)
Operating Activities
Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and accounts payable, accrued expenses and other current liabilities, adjusted for non-cash expense items such as amortization and depreciation, and stock-based compensation.
For the first quarter of 2016, cash flows from operating activities were $6.9 million, an increase of $3.5 million from the first quarter of 2015, as the result of a $2.6 million increase in cash from operating assets and liabilities and a $1.1 million increase in adjustments for non-cash items partially offset by $0.3 million decrease in net income.
The $2.6 million increase in cash from operating assets and liabilities was due to the following:

•
The quarter over quarter increase in cash flows of $3.3 million provided by an increase in accounts payable, accrued expenses and other current liabilities balance was primarily from the increase in operating expenses, including our accrued legal fees for our intellectual property litigation, and timing of payables.

•
The increase in other liabilities balance was primarily from an increase in deferred rent for our new corporate headquarters, including tenant improvement allowances, which resulted in a $0.6 million increase in cash flows quarter over quarter.

•
Cash flows related to a change in other assets balances increased $1.4 million year over year primarily from an increase in pre-payments relating to the timing of purchased software and also costs associated with hosting additional meetings and events.

•	Our accounts receivable balance increased primarily from our increase in sales and timing of payments resulting in a quarter over quarter decrease in cash flows of $2.6 million.

•
Our inventory balances increased by $1.1 million and $1.0 million during the first quarter of 2016 and 2015, respectively, from our increase in hardware sales and timing of in-transit inventory resulting in a quarter over quarter decrease in cash flows of $0.1 million.

Adjustments for non-cash items in the first quarter of 2016 included $1.6 million for amortization and depreciation, $0.9 million for stock-based compensation and $0.5 million for reserve for product returns. Adjustments for non-cash items in the first quarter of 2015 included $1.3 million for amortization and depreciation, $0.9 million for deferred income taxes, $0.6 million for stock-based compensation, and $0.4 million for reserve for product returns.
Investing Activities
Our investing activities include acquisitions, capital expenditures, notes receivable issued to companies with offerings complementary to ours and proceeds from the repayment of those notes receivable. Our capital expenditures have primarily been for general business use, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, purchases of computer equipment used internally, and expansion of our network operations centers.
During the first quarter of 2016, our cash used in investing activities was $0.2 million. Cash decreased from capital expenditures quarter over quarter primarily related to expenditures for leasehold improvements and furniture for our new corporate headquarters where we relocated in the first quarter of 2016. We also received $2.4 million in proceeds from the repayment and termination of a notes receivable held by a company with offerings complementary to ours. In the first quarter of 2015, we had purchased certain assets of SecurityTrax for $5.6 million.
Financing Activities
Cash generated by financing activities includes proceeds from the issuance of common stock from employee stock option exercises and from our ESPP and the resulting tax windfall benefit from stock options.
During the first quarter of 2016, our cash from financing activities was $0.7 million compared to $0.1 million cash used in financing activities in the first quarter of 2015. We received $0.4 million in the first quarter of 2016 from the issuance of common stock from employee stock option exercises and through our ESPP. We also recorded a $0.4 million tax windfall benefit in the first quarter of 2016 from stock-based awards. In connection with our preparation for our initial public offering in 2015, we incurred and paid $0.1 million of deferred offering costs in the first quarter of 2015, primarily for legal and accounting fees.
Contractual Obligations
The following table discloses aggregate information about our material contractual obligations and periods in which payments were due as of March 31, 2016. Future events could cause actual payments to differ from these estimates. As of March 31, 2016, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt:
Principal payments	$6,700	$—	$6,700	$—	$—
Interest payments	196	177	19	—	—
Unused line fee payments	96	87	9	—	—
Operating lease commitments	39,684	3,428	8,261	7,924	20,071
Other long-term liabilities	2,244	—	1,685	373	186
Total contractual obligations	$48,920	$3,692	$16,674	$8,297	$20,257

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

As of March 31, 2016, we have outstanding letters of credit under our 2014 Facility to our manufacturing partners in the amount of $0.2 million.

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
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. Borrowings under LIBOR rates accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.25%, ABR plus 1.5%, and ABR plus 1.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. For the three months ended March 31, 2016, the effective interest rate on the 2014 Facility was 2.46%.
On December 7, 2015 we amended the 2014 Facility. The amendment reduces the rate at which borrowings under LIBOR rates accrue interest to LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.00%, ABR plus 1.25%, and ABR plus 1.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00.
The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 2.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of March 31, 2016, we were in compliance with all covenants under the 2014 Facility.

Non-GAAP Measures
We define Adjusted EBITDA as our net income before interest expense and other income, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense and legal costs incurred in connection with certain intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense related to stock options and the sale of common stock. See the following table for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA:
Net Income	$2,738	$3,041
Adjustments:
Interest expense and other income, net	(70)	35
Income tax expense	1,593	2,050
Amortization and depreciation expense	1,591	1,338
Stock-based compensation expense	852	561
Litigation expense	3,478	—
Total adjustments	7,444	3,984
Adjusted EBITDA	$10,182	$7,025
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.
Interest Rate Risk
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our credit facilities with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of March 31, 2016, an increase or decrease in the interest rate on our SVB facility by 100 basis points would increase or decrease our interest expense by $67,000, respectively. As of December 31, 2015, an increase or decrease in the interest rate on our SVB facilities by 100 basis points would increase or decrease our interest expense by $67,000, respectively.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service providers under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On March 24, 2016, we filed a motion to transfer the matter to the U.S. District Court for the Northern District of West Virginia to be consolidated with 23 other similar and related pending TCPA actions. That motion is currently pending.
On February 9, 2016, we were sued along with one of our service providers in the Circuit Court for the City of Virginia Beach, Virginia by the estate of a deceased service provider customer alleging wrongful death, among other claims.  The suit seeks a total of $7 million in compensatory damages and $350,000 in punitive damages. We filed our answer on March 22, 2016. Discovery has commenced, and the matter remains pending.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline.

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
We have experienced significant growth in a short period of time. Our revenue increased from $37.2 million in 2010 to $208.9 million in 2015 and increased from $46.0 million in the first quarter of 2015 to $59.0 million in the first quarter of 2016. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.
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

We increased our number of full-time employees from 253 to 400 to 507 at December 31, 2013, 2014 and 2015, respectively. Our revenue increased from $130.2 million in 2013 to $167.3 million in 2014 to $208.9 million in 2015 and to $59.0 million for the three months ended March 31, 2016. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider network, subscriber base, headcount and operations. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service providers and consumers.
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
Our current primary competitors include providers of other technology platforms for the connected home, including Honeywell International Inc. and Telguard, that sell to service providers, cable operators and other home automation providers. In addition, our service providers compete with managed service providers, such as cable television, telephone and security companies like Comcast Corporation, AT&T Inc. and Time Warner Cable Inc., and providers of point products, including Nest Labs, Inc. (acquired by Google Inc.), which offers a thermostat, and Nest Cam (acquired by Nest Labs, Inc.), which offers video monitoring. Because our service providers compete with these entities, we consider them competitive. For example, several cable and telecommunications companies have introduced home automation and security services packages, including interactive security services, which are competitive with our platform and solutions. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market. For example, Apple, Inc. introduced a feature in 2014 that allows some manufacturers’ devices to be controlled through a service available in Apple's iOS operating system.
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
We are party to a senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, which we refer to as our 2014 Facility, that allows us to draw down an aggregate amount equal to $50.0 million. As of March 31, 2016, we had an outstanding balance of $6.7 million under our 2014 Facility. This indebtedness and certain covenants and obligations contained in the related documentation could adversely affect our financial health and business and future operations by, among other things:

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
As of March 31, 2016, we had $30.5 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $24.22 through March 31, 2016. Factors that may affect the market price of our common stock include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of March 31, 2016, 45,658,598 shares of our common stock were issued and 45,580,928 shares of our common stock were outstanding. The majority of these shares were acquired prior to our initial public offering and were subject to lock-up agreements prohibiting holders of these shares from selling any of their shares for a period of 180 days following our initial public offering. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. Furthermore, shares of our common stock subject to outstanding awards under our Amended and Restated 2009 Equity Incentive Plan, as well as the shares of our common stock reserved for future issuance under our 2015 Equity Incentive Plan, under our 2015 Employee Stock Purchase Plan and upon exercise of outstanding warrants, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALARM.COM HOLDINGS, INC.

Date:	May 10, 2016	By:	/s/ Jennifer Moyer

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