Form 10-Q
period 2016-06-30
Alarm.com Holdings, Inc.
filed 2016-08-15
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of August 3, 2016, there were 45,633,044 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM®

ALARM.COM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
SaaS and license revenue	$42,010	$34,134	$82,022	$66,089
Hardware and other revenue	22,413	17,815	41,444	31,871
Total revenue	64,423	51,949	123,466	97,960
Cost of revenue(1):
Cost of SaaS and license revenue	7,211	6,297	13,992	12,330
Cost of hardware and other revenue	17,972	14,190	32,307	24,966
Total cost of revenue	25,183	20,487	46,299	37,296
Operating expenses:
Sales and marketing	9,851	8,064	18,827	15,980
General and administrative	14,191	8,514	27,320	15,584
Research and development	10,777	9,079	20,747	16,831
Amortization and depreciation	1,613	1,528	3,204	2,866
Total operating expenses	36,432	27,185	70,098	51,261
Operating income	2,808	4,277	7,069	9,403
Interest expense	(47)	(42)	(88)	(84)
Other income / (expense), net	88	(62)	199	(55)
Income before income taxes	2,849	4,173	7,180	9,264
Provision for income taxes	976	1,664	2,569	3,714
Net income	1,873	2,509	4,611	5,550
Dividends paid to participating securities	—	(18,987)	—	(18,987)
Net income / (loss) attributable to common stockholders	$1,873	$(16,478)	$4,611	$(13,437)

Per share information attributable to common stockholders:
Net income / (loss) per share:
Basic	$0.04	$(6.09)	$0.10	$(5.03)
Diluted	$0.04	$(6.09)	$0.10	$(5.03)
Weighted average common shares outstanding:
Basic	45,602,061	2,706,369	45,564,059	2,671,783
Diluted	47,523,187	2,706,369	47,405,511	2,671,783
Cash dividends declared per share	$—	$0.36	$—	$0.36
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$134,164	$128,358
Accounts receivable, net	27,502	21,348
Inventory	9,453	6,474
Other current assets	6,481	4,870
Total current assets	177,600	161,050
Property and equipment, net	17,361	15,446
Intangible assets, net	5,385	6,318
Goodwill	24,723	24,723
Deferred tax assets	12,913	11,915
Other assets	3,948	6,643
Total Assets	$241,930	$226,095
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$27,330	$19,276
Accrued compensation	6,065	7,514
Deferred revenue	2,418	2,289
Total current liabilities	35,813	29,079
Deferred revenue	9,964	9,701
Long-term debt	6,700	6,700
Other liabilities	11,871	10,484
Total Liabilities	64,348	55,964
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 45,678,564 and 45,581,662 shares issued; and 45,624,695 and 45,485,294 shares outstanding as of June 30, 2016 and December 31, 2015.	456	455
Additional paid-in capital	300,578	297,781
Treasury stock, 0 shares as of June 30, 2016 and 35,523 shares at a cost of $1.20 per share as of December 31, 2015.	—	(42)
Accumulated other comprehensive income	—	—
Accumulated deficit	(123,452)	(128,063)
Total Stockholders’ Equity	177,582	170,131
Total Liabilities and Stockholders’ Equity	$241,930	$226,095

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2016	2015
Net income	$4,611	$5,550
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	261	389
Reserve for product returns	1,008	763
Amortization for patents and tooling	364	124
Amortization and depreciation	3,204	2,866
Amortization of debt issuance costs	54	54
Deferred income taxes	(998)	(2,125)
Change in fair value of contingent liability	(190)	70
Undistributed losses from equity investees	45	188
Stock-based compensation	1,794	1,389
Other, net	—	(76)
Changes in operating assets and liabilities (net of business acquisition):
Accounts receivable	(7,422)	(7,447)
Inventory	(2,978)	(1,416)
Other assets	(1,510)	(1,171)
Accounts payable, accrued expenses and other current liabilities	7,268	7,367
Deferred revenue	393	351
Other liabilities	1,577	840
Cash flows from operating activities	7,481	7,716
Cash flows used in investing activities:
Business acquisition, net of cash acquired	—	(5,632)
Additions to property and equipment	(4,564)	(2,012)
Investment in cost method investee	(139)	(54)
Issuances of notes receivable	(73)	(219)
Repayments of notes receivable	2,441	—
Purchases of licenses to patents	—	(1,000)
Cash flows used in investing activities	(2,335)	(8,917)
Cash flows from / (used in) financing activities:
Payments of long-term consideration for business acquisitions	(217)	—
Dividends paid to common stockholders	—	(1,013)
Dividends paid to employees for unvested shares	—	(57)
Dividends paid to redeemable convertible preferred stockholders	—	(18,930)
Payments of offering costs	—	(1,205)
Repurchases of common stock	(9)	(1)
Proceeds from early exercise of stock options	—	124
Issuances of common stock from equity-based plans	427	184
Tax windfall benefit from stock options	459	410
Cash flows from / (used in) financing activities	660	(20,488)
Net increase / (decrease) in cash and cash equivalents	5,806	(21,689)
Cash and cash equivalents at beginning of the period	128,358	42,572
Cash and cash equivalents at end of the period	$134,164	$20,883

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(unaudited)

	Six Months Ended June 30,
Supplemental disclosure of noncash investing and financing activities:	2016	2015
Cash not yet paid for business acquisitions	$200	$834
Contingent liability from business acquisition	$40	$630
Cash not yet paid for capital expenditures	$345	$112
Deferred offering costs in accounts payable, accrued expenses and other current liabilities	$—	$1,340

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statement of Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	—	$—	45,485	$455	$297,781	$(42)	$(128,063)	$170,131
Common stock issued in connection with equity-based plans	—	—	99	1	426	—	—	427
Vesting of common stock subject to repurchase	—	—	41	—	160	—	—	160
Stock-based compensation	—	—	—	—	1,794	—	—	1,794
Tax benefit from stock options, net	—	—	—	—	459	—	—	459
Retirement of treasury stock	—	—	—	—	(42)	42	—	—
Net income	—	—	—	—	—	—	4,611	4,611
Balance as of June 30, 2016	—	$—	45,625	$456	$300,578	$—	$(123,452)	$177,582

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2016 and 2015
(unaudited)
Note 1. Organization
Alarm.com Holdings, Inc. (referred to herein as “Alarm.com”, the “Company”, or “we”) is the leading platform solution for the connected home. Through our cloud-based services, we make connected home technology broadly accessible to millions of home and business owners. Our multi-tenant software-as-a-service (“SaaS”) platform enables home and business owners to intelligently secure their properties and automate and control a broad array of connected devices through a single, intuitive interface. Our solutions are delivered through an established network of over 6,000 trusted service providers, who are experts at designing, selling, installing and supporting our solutions. Our four primary solutions are interactive security, intelligent automation, video monitoring and energy management, which can be used individually or integrated into a single user interface. We derive revenue from the sale of our SaaS solutions over an integrated platform, license fees, hardware, activation fees and other revenue. Our fiscal year ends on December 31st.
Note 2. Basis of Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2015 appearing in our Annual Report on Form 10-K filed on February 29, 2016 with the SEC. The condensed consolidated balance sheet data as of December 31, 2015 was derived from our audited financial statements, but does not include all disclosures required by GAAP for annual financial statements.
In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2016.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from our estimates. Estimates are used when accounting for revenue recognition, allowances for doubtful accounts receivable, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, stock-based compensation, income taxes, legal reserves, contingent consideration liability, goodwill and intangible assets.
Recent Accounting Pronouncements
Adopted
On September 25, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires entities to apply the guidance prospectively to adjustments to provisional amounts that occur after the effective date. Under the previous guidance, the acquirer would retrospectively adjust provisional amounts recognized as of the acquisition date with a corresponding adjustment to goodwill. Adjustments were required when new information was obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for those adjustments. The amendment is effective for annual periods, including periods within those annual periods beginning after December 15, 2015 with early adoption permitted. We adopted this pronouncement prospectively in the first quarter of 2016, and it did not have an impact on our financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal- Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The amendment requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under Accounting Standards Codification ("ASC") 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendment is effective for annual periods, including periods within those annual periods beginning after December 31, 2015 with early adoption permitted. We elected to adopt the amendments prospectively to all arrangements entered into or materially modified after the effective date. We adopted this pronouncement in the first quarter of 2016, and it did not have an impact on our financial statements.
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
Not yet adopted
On May 9, 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and on April 14, 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. ASU 2016-12 and 2016-10 both amend the guidance in ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. ASU 2016-12 clarifies guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modification within Topic 606. ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance. These updates are effective with the same transition requirements as ASU 2014-09, as amended. We are required to adopt ASU 2014-09 and its amendments in the first quarter of 2018, and we are currently assessing the impact of this pronouncement on our financial statements.
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
On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date for all entities for one year of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” issued on May 28, 2014. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition guidance in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the FASB Accounting Standards Codification. The guidance also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition - Contract-Type and Production-Type Contracts." ASU 2014-09, as amended, is effective for annual periods, and interim periods within those years, beginning after December 31, 2017. An entity is required to apply the amendments using one of the following two methods: (1) retrospectively to each prior period presented with three possible expedients: (a) for completed contracts that begin and end in the same reporting period no restatement is required; (b) for completed contract with variable consideration an entity may use the transaction price at completion rather than restating estimated variable consideration amounts in comparable reporting periods; and (c) for comparable reporting periods before date of initial application reduced disclosure requirements related to transaction price; (2) retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application with additional disclosures for the differences of the prior guidance to the reporting periods compared to the new guidance and an explanation of the reasons for significant changes. We are required to adopt ASU 2014-09 and its amendments in the first quarter of 2018, and we are currently assessing the impact of this pronouncement on our financial statements.
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
On August 27, 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40),” which requires management to perform interim and annual assessments regarding conditions or events that raise substantial doubt about a company’s ability to continue as a going concern and to provide related disclosures, if applicable. The amendment is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are required to adopt ASU 2014-15 for our 2016 annual reporting period. We do not anticipate that the adoption of this standard will have a material effect on our financial statements.
Note 3. Accounts Receivable, Net
The components of accounts receivable, net are as follows (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable	$31,159	$24,779
Allowance for doubtful accounts	(1,482)	(1,315)
Allowance for product returns	(2,175)	(2,116)
Accounts receivable, net	$27,502	$21,348

We recorded a $0.1 million and a $0.3 million provision for doubtful accounts receivable for the three and six months ended June 30, 2016, respectively, as compared to $0.1 million and $0.4 million for the same periods in the prior year. We recorded a $0.5 million and a $1.0 million reserve for product returns in our hardware and other revenue for the three and six months ended June 30, 2016, respectively, as compared to $0.4 million and $0.8 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.
Note 4. Inventory
The components of inventory are as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$5,756	$3,026
Finished goods	3,697	3,448
Total inventory	$9,453	$6,474
Note 5. Acquisitions
Proposed Acquisition
On June 23, 2016, we entered into a definitive agreement to acquire two business units, Connect and Piper, from Icontrol Networks, Inc., ("Icontrol") for a purchase price of approximately $140.0 million, (the "Acquisition"). Connect, based in Redwood City, California, develops and sells a custom, on-premise software platform that powers several service providers' solutions for interactive security and automation including ADT Pulse® which is estimated to have 1.6 million subscribers. Piper, based in Ottawa, Canada, develops and sells a Wi-Fi-enabled video and home automation hub. We expect to fund the proposed Acquisition with a combination of cash on hand and debt available under the 2014 Facility (see Note 11). The proposed Acquisition is subject to customary closing conditions as well as certain events that we cannot control, including regulatory approvals and the closing of the acquisition of Icontrol's Converge business unit by Comcast Cable Communications, LLC, a subsidiary of Comcast Corporation ("Comcast"). Upon completion, the proposed Acquisition is expected to provide us with additional technology infrastructure, key customer relationships and hardware devices intended to complement our platform and help to accelerate innovation.
SecurityTrax Acquisition
On March 13, 2015, in accordance with an asset purchase agreement, we completed our purchase of certain assets of HiValley Technology, Inc., (“SecurityTrax”) that constituted a business. SecurityTrax is a provider of SaaS-based customer relationship management software tailored for security system dealers. The consideration included $5.6 million cash paid at closing and $0.4 million of cash not yet paid and established a contingent liability of $0.7 million for earn-out considerations to be paid to the former owners. The agreement also contains $2.0 million in potential payments associated with the continued employment of key employees through March 31, 2018 that will be accounted for as compensation expense over the period.
The revenue and net income from SecurityTrax's operations since its acquisition date, March 13, 2015, were included in the Alarm.com segment for the three and six months ended June 30, 2015 (see Note 16). The following pro forma data has been prepared as if SecurityTrax was included in our historical consolidated statements of operations beginning on January 1, 2015. These pro forma results do not necessarily represent the results that may occur in the future. We have adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2014. We did not adjust for transaction costs as the transaction costs were recorded in the period of acquisition. We also included adjustments for income taxes associated with these pro forma adjustments. The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis. For the six months ended June 30, 2015, our unaudited pro forma revenue was $98.2 million and our unaudited pro forma net income was $5.5 million.

The table below sets forth the consideration paid to SecurityTrax’s sellers and the estimated fair value of the tangible and intangible net assets acquired (in thousands):

March 13, 2015
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
Customer Relationships
We recorded the customer relationships intangible asset separately from goodwill based on determination of the length, strength and contractual nature of the relationship that SecurityTrax shared with its customers. We valued two groups of customer relationships using the multi-period excess earnings method, an income approach. We used several assumptions in the income approach, including revenue growth, operating expenses, charge for contributory assets, and a 22.5% discount rate used to calculate the present value of the cash flows. For the second group of customer relationships, we used the same assumptions in addition to a customer retention rate of 90%. We are amortizing the customer relationships, valued at $1.7 million, on a straight-line basis over a weighted-average estimated useful life of seven years.
Developed Technology
Developed technology recorded separately from goodwill consists of intellectual property such as proprietary software used internally for revenue producing activities. SecurityTrax’s proprietary software is offered for sale on a SaaS hosted basis to customers. We valued the developed technology by applying the relief from royalty method, an income approach. We used several assumptions in the relief from royalty method, which included revenue growth, a market royalty rate of 25% and a 22.5% discount rate used to the calculate the present value of the cash flows. An additional component of the developed technology, which we refer to as the home page, organized customer data and functioned as the billing and administration tool. We valued the home page component by applying the replacement cost model, a cost approach. We used several assumptions in the replacement cost approach, which included analyzing costs that a company would expect to incur to recreate an asset of equivalent utility. In addition, we made an adjustment for developer’s profit of 30.4% which brought the asset to fair value on an exit-price basis. We are amortizing the developed technology, valued at $1.4 million, on a straight-line basis over a weighted-average estimated useful life of eight years.

Contingent Consideration Liability
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, to the former owners of SecurityTrax will be determined based on revenue and EBITDA of the acquired business for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. We used several assumptions including an 8.45% discount rate and a 7.5% revenue risk adjustment. We recorded the contingent consideration, valued at $0.7 million, as a contingent consideration liability in other liabilities in our condensed consolidated balance sheet. At each reporting date we will remeasure the liability and record any changes in general and administrative expense, until we pay the contingent consideration, if any, in the first quarter of 2018. We adjusted the fair value of the contingent consideration liability to less than $0.1 million as of June 30, 2016 using the same method with updated assumptions and forecast, which resulted in $0.1 million and $0.2 million of income for the three and six months ended June 30, 2016. The fair value of the contingent consideration liability was $0.2 million as of December 31, 2015. For the change in the fair value of the liability from acquisition date through June 30, 2015, we recorded $0.1 million of income in general and administrative expense during the three and six months ended June 30, 2015.
Note 6. Goodwill and Intangible Assets, Net
The following table reflects changes in goodwill by operating segment for the six months ended June 30, 2016 (in thousands):

	Alarm.com	Other	Total
Balance as of December 31, 2015	$24,723	$—	$24,723
Goodwill acquired	—	—	—
Balance as of June 30, 2016	$24,723	$—	$24,723
There were no impairments of goodwill recorded during the three and six months ended June 30, 2016 and 2015.
The following table reflects changes in the net carrying amount of the components of intangible assets for the six months ended June 30, 2016 (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Other	Total
Balance as of December 31, 2015	$4,449	$1,486	$273	$110	$6,318
Intangible assets acquired	—	—	—	—	—
Amortization	(552)	(259)	(63)	(59)	(933)
Balance as of June 30, 2016	$3,897	$1,227	$210	$51	$5,385
We recorded $0.4 million and $0.9 million of amortization related to our intangible assets for the three and six months ended June 30, 2016, respectively, as compared to $0.6 million and $1.0 million for the same periods in the prior year.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$10,666	$(6,769)	$3,897	4.1
Developed technology	5,390	(4,163)	1,227	4.4
Trade name	914	(704)	210	4.3
Other	234	(183)	51	0.4
Total intangible assets	$17,204	$(11,819)	$5,385

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$10,666	$(6,217)	$4,449	4.5
Developed technology	5,390	(3,904)	1,486	4.8
Trade name	914	(641)	273	4.7
Other	234	(124)	110	0.9
Total intangible assets	$17,204	$(10,886)	$6,318
The following table reflects the future estimated amortization expense for intangible assets as of June 30, 2016 (in thousands):

Year ending December 31,	Amortization
Remainder of 2016	$793
2017	1,400
2018	1,329
2019	579
2020 and thereafter	1,284
Total future amortization expense	$5,385
Note 7. Investments in Other Entities
Cost Method Investment in Connected Home Service Provider
We own 20,000 Series A Convertible Preferred Membership Units and 2,667 Series B Convertible Preferred Membership Units of a Brazilian connected home solutions provider, which represents an interest of 12.4% on a fully diluted basis, and was purchased for $0.4 million. On April 15, 2015, we purchased 2,333 Series B-1 Convertible Preferred Membership Units at $23.31 per unit, for a purchase price of $0.1 million, which increased our aggregate equity interest to 12.6% on a fully diluted basis. On April 20, 2016, we purchased an additional 6,904 Series B-1 Convertible Preferred Membership Units at $20.19 per unit, for a purchase prices of $0.1 million, which increased our aggregate equity interest to 14.3% on a fully diluted basis. The entity resells our products and services to residential and commercial customers in Brazil. Based upon the level of equity investment at risk, the connected home service provider is a VIE. We do not control the marketing, sales, installation, or customer maintenance functions of the entity and therefore do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of the entity and do not consolidate its financial results into ours. We account for this investment using the cost method. As of June 30, 2016 and December 31, 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The investment is included in other assets in our condensed consolidated balance sheets and was $0.6 million as of June 30, 2016 and $0.4 million as of December 31, 2015.

Investments in and Loans to an Installation Partner
We own 48,190 common units of an installation partner which represents an interest of 48.2% on a fully diluted basis, and was purchased for $1.0 million. The entity performs installation services for security dealers, as well as subsidiaries reported in our Other segment. Based upon the level of equity investment at risk, we determined that the installation partner was not a VIE. We accounted for this investment under the equity method because we have the ability to exercise significant influence over the operating and financial policies of the entity. Under the equity method, we recognize our share of the earnings or losses of the installation partner in other income / (expense), net in our condensed consolidated statements of operations in the periods they are reported by the installation partner.
In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0% per annum. The note receivable is included in other current assets in our condensed consolidated balance sheets and was $0.1 million as of June 30, 2016 and December 31, 2015. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2016. This event did not cause us to reconsider our conclusion that the installation partner has sufficient equity investment at risk and therefore was not a VIE. We continued to account for the investment under the equity method. In the fourth quarter of 2015, accumulated operating losses at our installation partner exceeded its equity contributions, and we began to record 100% of its net losses, which amounted to $0.2 million, against our $0.3 million note receivable.
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
We recorded our share of the installation partner's loss in other income / (expense), net in our condensed consolidated statements of operations, which was less than $0.1 million for the three and six months ended June 30, 2016 as compared to $0.1 million and $0.2 million for the same periods in the prior year. Our $1.2 million investment, net of equity losses, is included in other assets in our condensed consolidated balance sheets and was $0.1 million as of June 30, 2016 and December 31, 2015.
Investments in and Loans to a Platform Partner
We have invested in the form of loans and equity investment in a platform partner which produces connected devices to provide it with the capital required to bring its devices to market and integrate them onto our connected home platform.
In 2013, we paid $3.5 million in cash to purchase 3,548,820 shares of our platform partner’s Series A convertible preferred shares, or an 18.7% interest on as-converted and fully diluted basis. In 2014, we entered into a Series 1 Preferred Stock purchase agreement with the platform partner and another investor. The other investor invested cash to purchase shares of the platform partner’s Series 1 Preferred Stock. As a result of the purchase, our 3,548,820 shares of Series A convertible preferred shares converted into 3,548,820 shares of common stock, and we now hold an 8.6% interest in the platform partner on an as converted and fully diluted basis. In conjunction with the transaction, we received a $2.5 million dividend that we recorded as a return of investment as it was in excess of the accumulated earnings and profits of the investee since the date of the investment. Based upon the level of equity investment at risk, the platform partner is a VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We account for this investment under the cost method. As of June 30, 2016 and December 31, 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.
As of June 30, 2016 and December 31, 2015, our $1.0 million cost method investment in a platform partner was recorded in other assets in our condensed consolidated balance sheets.
Note 8. Other Assets
Patent Licenses
From time to time, we enter into agreements to license patents. We have $3.3 million in patent licenses related to such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from three to eleven years. The net balance as of June 30, 2016 and December 31, 2015 was $1.9 million and $2.2 million. Amortization expense on patent licenses was $0.1 million and $0.3 million for the three and six months ended June 30, 2016, as compared to $0.1 million for both the three and six months ended June 30, 2015. Amortization expense on patent licenses is included in cost of SaaS and license revenue in our condensed consolidated statements of operations.

Loan to a Distribution Partner
In 2013, we entered into a revolving loan agreement with a distribution partner. The distribution partner is also a service provider with whom we have a standard agreement to resell our connected home service and hardware. We had evaluated that our distribution partner had good credit quality through a credit review at the inception of the arrangement and by evaluating risk indications during the repayment period.
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
During the first quarter of 2016, our distribution partner repaid the loan and the revolving loan agreement was subsequently terminated. We received $2.4 million of cash, representing the entire balance outstanding and the accrued interest at the termination date. There was no outstanding balance as of June 30, 2016. As of December 31, 2015, our distribution partner's outstanding balance was $2.4 million and the note receivable was included in other assets on our condensed consolidated balance sheets.
Note 9. Fair Value Measurements
The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2016
Fair Value Measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$129,619	$—	$—	$129,619
Total	$129,619	$—	$—	$129,619
Liabilities:
Subsidiary unit awards	$—	$—	$834	$834
Contingent consideration liability from acquisition	—	—	40	40
Total	$—	$—	$874	$874

	Fair Value Measurements on a Recurring Basis as of December 31, 2015
Fair Value Measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$122,818	$—	$—	$122,818
Total	$122,818	$—	$—	$122,818
Liabilities:
Subsidiary unit awards	$—	$—	$532	$532
Contingent consideration liability from acquisition	—	—	230	230
Total	$—	$—	$762	$762

The following table summarizes the change in fair value of the Level 3 liability for the three months ended June 30, 2016 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance as of March 31, 2016	$720
Obligations assumed	—
Transfers	—
Payments	—
Realized (gain) / loss	—
Unrealized loss	154
Ending Balance as of June 30, 2016	$874
The following table summarizes the change in fair value of the Level 3 liability for the six months ended June 30, 2016 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance as of December 31, 2015	$762
Obligations assumed	—
Transfers	—
Payments	—
Realized (gain) / loss	—
Unrealized loss	112
Ending Balance as of June 30, 2016	$874
The money market account is included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.
The liability for the subsidiary unit awards relates to agreements established with three employees for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We established liabilities for the future payment of the repurchase of subsidiary units under the terms of the agreements by estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the three awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue, an unobservable input, and we will record any changes in general and administrative expense. The liability balances are included in our other liabilities in our condensed consolidated balance sheets (see Note 11).
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, from our acquisition of SecurityTrax in the first quarter of 2015, will be determined based on revenue and adjusted EBITDA for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until payment in first quarter of 2018, we will remeasure the contingent consideration liability, using the same valuation approach based on our subsidiary’s revenue, an unobservable input, and we will record any changes in general and administrative expense. The contingent consideration liability balance is included in our other liabilities in our condensed consolidated balance sheets (see Note 5).
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2016 and 2015. We also monitor the value of the investments for other than temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and six months ended June 30, 2016 and 2015.
Note 10. Liabilities
The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable	$21,556	$12,813
Accrued expenses	3,553	4,244
Other current liabilities	2,221	2,219
Accounts payable, accrued expenses and other current liabilities	$27,330	$19,276

The components of other liabilities are as follows (in thousands):

	June 30, 2016	December 31, 2015
Deferred rent	$9,347	$8,435
Other liabilities	2,524	2,049
Other liabilities	$11,871	$10,484
Note 11. Debt, Commitments and Contingencies
The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.
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
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate, and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. Borrowings under LIBOR rates accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.25%, ABR plus 1.5%, and ABR plus 1.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. For the six months ended June 30, 2016, the effective interest rate on the 2014 Facility was 2.64%. The carrying value of 2014 Facility was $6.7 million as of June 30, 2016 and December 31, 2015. The 2014 Facility includes a variable interest rate that approximates market and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value as of June 30, 2016.
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

The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 2.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the six months ended June 30, 2016, we were in compliance with all financial and non-financial covenants and there were no events of default.
Subsequent Event - Amendment to 2014 Facility
On August 10, 2016, with the approval of our board of directors and the consent of the lenders, we increased our current borrowing capacity under the 2014 Facility from $50.0 million to $75.0 million. In addition, we amended the terms of the 2014 Facility to (1) provide for an option to further increase the borrowing capacity to $125.0 million with the consent of the lenders, (2) increase the maximum consolidated leverage ratio from 2:50:1:00 to 3:00:1:00, and (3) extend the maturity date of the 2014 Facility to November 2018. The definition of consolidated adjusted EBITDA was also modified to add back one-time expenses in connection with (1) the Vivint litigation matter, (2) the proposed Acquisition, and (3) compliance with the Hart-Scott-Rodino Antitrust Improvement Act of 1976 not to exceed (1) for all period prior to and including June 30, 2017 in the aggregate, the lesser of (a) $5.0 million and (b) 20% of consolidated adjusted EBITDA and (ii) for all periods after June 30, 2017 in the aggregate, the lesser of (a) $5.0 million and (b) 15% of consolidated adjusted EBITDA. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including financing the proposed Acquisition of two business units from Icontrol and other acquisitions as permitted under the terms of the 2014 Facility.
The carrying value of the 2014 Facility was $6.7 million as of June 30, 2016 and was classified as a long-term liability in our condensed consolidated balance sheets.
Commitments and Contingencies
Repurchase of Subsidiary Units
In 2012, we formed a subsidiary to develop and market home and commercial energy management devices and services. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is also our employee, require a payment in cash on either the third or the fourth anniversary from the date the subsidiary first makes its products and services commercially available, which was determined to be April 1, 2014. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We recorded a liability of zero and $0.1 million related to this commitment in other liabilities in our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.
In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted awards of subsidiary stock to two employees, a key employee and the president who is also the founder. The terms of the awards required a payment in cash on a date between the fourth and sixth anniversary of the date that the subsidiary’s products and services first become commercially available, which was determined to be June 1, 2013. The vesting of the awards are based on the subsidiary meeting certain minimum financial targets. We recorded a liability of $0.8 million and $0.5 million related to these commitments in other liabilities in our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.
At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense. The liability balances are included in our other liabilities in our condensed consolidated balance sheets (see Note 9).
Leases
We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for new office space in Tysons, Virginia, where we relocated our headquarters in February 2016. This lease term ends in 2026 and includes a five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. In May 2016, we entered into an amendment to this lease which provides for approximately 29,857 square feet of additional office space and an additional $1.7 million in tenant improvement allowances. We will take possession of the additional space on January 1, 2017 and we are allowed to utilize the tenant improvement allowance for design prior to moving into the space.
As of June 30, 2016, we have utilized $6.2 million of our total $9.7 million tenant improvement allowance. Rent expense was $1.2 million and $2.5 million for the three and six months ended June 30, 2016 and $1.2 million and $2.4 million for the same periods in the prior year.

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
Letters of Credit

As of June 30, 2016, we had outstanding letters of credit under our 2014 Facility to our manufacturing partners in the amount of $0.8 million. As of December 31, 2015, we had no letters of credit outstanding under our 2014 Facility.
Legal Proceedings
On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of the legal claim and proceeding against us cannot be predicted with certainty. We believe we have valid defenses to Vivint’s claims. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.
On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service providers under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On March 24, 2016, we filed a motion to transfer the matter to the U.S. District Court for the Northern District of West Virginia to be consolidated with 23 other similar and related pending TCPA actions. That motion was denied on June 2, 2016. Discovery has commenced, and the matter remains pending in the U.S. District Court for the Northern District of California. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.
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
In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan (the "2009 Plan"). The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of June 30, 2016, 6,445,217 shares remained available for future grant under the 2015 Plan.
Stock options under the 2015 Plan have been granted at exercise prices based on the closing price of our common stock on the date of grant. Stock options under the 2009 Plan were granted at exercise prices as determined by the board of directors to be the fair market value of our common stock. Our stock options generally vest over a five-year period and each option, if not exercised or terminated, expires on the tenth anniversary of the grant date.
Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were 53,869 and 96,368 unvested shares of common stock outstanding subject to our right of repurchase as of June 30, 2016 and December 31, 2015. We repurchased 1,924 unvested shares of common stock related to early exercised stock options in connection with employee terminations during both the three and six months ended June 30, 2016 and we repurchased 287 unvested shares of common stock during the same periods in the prior year. As of June 30, 2016 and December 31, 2015, we recorded $0.2 million and $0.4 million in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheets for the proceeds from the early exercise of the unvested stock options.
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
The following table summarizes the components of non-cash stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$923	$656	$1,757	$1,196
Employee stock purchase plan	19	—	37	—
Compensation related to the sale of common stock	—	172	—	193
Compensation related to the cash settlement of stock options	—	777	—	777
Total stock-based compensation expense	$942	$1,605	$1,794	$2,166
Tax benefit from equity-based plans	$165	$396	$459	$241

Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales and marketing	$151	$86	$292	$146
General and administrative	236	1,226	463	1,520
Research and development	555	293	1,039	500
Total stock-based compensation expense	$942	$1,605	$1,794	$2,166
There were 576,300 and 482,276 stock options granted during the six months ended June 30, 2016 and 2015. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is zero.
The following table summarizes the assumptions used for estimating the fair value of stock options granted during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Volatility	48.3 - 50.6%	48.5 - 51.8%	48.3 - 50.6%	48.5 - 51.8%
Expected term	5.6 - 6.3 years	4.5 - 5.7 years	5.6 - 6.3 years	4.5 - 5.7 years
Risk-free interest rate	1.3 - 1.4%	1.3 - 1.6%	1.3 - 1.4%	1.3 - 1.6%
Dividend rate	—%	—%	—%	—%
The following table presents stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,547,913	$4.17	6.6	$44,411
Granted	576,300	16.41
Exercised	(80,121)	2.17		1,470
Forfeited	(79,035)	9.08
Expired	—	—
Outstanding as of June 30, 2016	3,965,057	$5.89	6.6	$78,277
Vested and expected to vest as of June 30, 2016	3,893,776	$5.79	6.5	$77,240
Exercisable as of June 30, 2016	2,386,241	$2.69	5.3	$54,752
The weighted average grant date fair value for our stock options granted during the six months ended June 30, 2016 and 2015 was $8.08 and $5.59. The total fair value of stock options vested during the six months ended June 30, 2016 and 2015 was $1.2 million and $0.8 million. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $1.5 million and $2.0 million. As of June 30, 2016, the total compensation cost related to nonvested awards not yet recognized was $5.5 million, which will be recognized over a weighted average period of 2.2 years.
Employee Stock Purchase Plan
Our board of directors adopted our 2015 Employee Stock Purchase Plan ("2015 ESPP") in June 2015. As of June 30, 2016, 1,637,111 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors.

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
The 2015 ESPP is considered compensatory for purposes of stock-based compensation expense due to the 10% discount on the fair market value of our common stock. For the six months ended June 30, 2016, an aggregate of 18,705 shares were purchased by employees during our first offering period which ended on February 15, 2016. We recognized less than $0.1 million of compensation expense for the three and six months ended June 30, 2016. The first enrollment period was subsequent to June 30, 2015, therefore, we recorded no compensation expense for the three and six months ended June 30, 2015. Compensation expense is recognized for the amount of the discount, net of forfeitures, over the purchase period, based on the monthly closing price of our common stock as an estimate of the final purchase price for the period. This estimate is adjusted at each reporting period until the purchase is finalized.
Warrants
On March 30, 2015, we issued performance-based warrants to two employees, which give these individuals the right to purchase up to 54,694 shares of our common stock in the aggregate if certain performance targets are achieved. The performance-based warrants, each for 27,347 shares of our common stock, have an exercise price of $10.97 per share and we may elect to terminate the warrants in exchange for a one-time cash settlement in the event we have a change in control. If the warrants become exercisable, the number of shares that become exercisable which cannot exceed 27,347 shares for each warrant, is based upon the achievement of certain minimum annual revenue targets. These warrants will expire upon the earlier of March 2025 or the date upon which the holder of the warrant is no longer our employee or an employee of an affiliate of ours. We believe that the achievement of the minimum annual revenue targets is probable, and we began recognizing expense related to these performance-based warrants as of April 1, 2015. These warrants were not exercisable as of June 30, 2016 and December 31, 2015 because the performance requirements had not been met. We recorded less than $0.1 million of expense associated with the performance-based warrants during the three and six months ended June 30, 2016 and 2015.
Sale of Common Stock Subscriptions
In 2013, we sold 238,500 shares of our common stock to one of our executive officers for $0.7 million, or $2.95 per share, an amount below fair value. Under the terms of the sale, we had the right to repurchase the shares for $2.95 per share subject to certain triggering events prior to April 2, 2017. Our repurchase right expired on July 1, 2015, the date of the closing of our IPO. The excess of the fair value over the sale price was being recorded to stock-based compensation expense, on a straight-line basis, over the four-year term of the repurchase agreement. In 2015, we recognized the remaining unamortized expense upon the expiration of our repurchase right. For the three and six months ended June 30, 2015, we recognized $0.2 million related to this sale in general and administrative expense in our condensed consolidated statement of operations. No expense was recognized related to this sale for the three and six months ended June 30, 2016.

Note 13. Earnings Per Share
Basic and Diluted Earnings Per Share ("EPS")
The components of basic and diluted EPS are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,873	$2,509	$4,611	$5,550
Less: dividends paid to participating securities	—	(18,987)	—	(18,987)
Net income / (loss) attributable to common stockholders (A)	$1,873	$(16,478)	$4,611	$(13,437)
Weighted average common shares outstanding — basic (B)	45,602,061	2,706,369	45,564,059	2,671,783
Dilutive effect of stock options	1,921,126	—	1,841,452	—
Weighted average common shares outstanding — diluted (C)	47,523,187	2,706,369	47,405,511	2,671,783
Net income / (loss) per share:
Basic (A/B)	$0.04	$(6.09)	$0.10	$(5.03)
Diluted (A/C)	$0.04	$(6.09)	$0.10	$(5.03)
The following securities have been excluded from the calculation of diluted weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Redeemable convertible preferred stock:
Series A	—	1,998,257	—	1,998,257
Series B	—	1,809,685	—	1,809,685
Series B-1	—	82,934	—	82,934
Stock options	119,750	507,375	617,072	588,675
Common stock subject to repurchase	53,869	156,009	53,869	156,009
Note 14. Significant Service Providers
During the three and six months ended June 30, 2016, our 10 largest revenue service providers accounted for 59.9% and 60.5% of our revenue, respectively, as compared to 64.2% and 63.6% for the same periods in the prior year. One of our service providers individually represented greater than 10% but not more than 15% of our revenue for the three and six months ended June 30, 2016. Two of our service providers individually represented greater than 10% but not more than 20% of our revenue for the three months ended June 30, 2015. One service provider individually represented greater than 15% but not more than 20% of our revenue for the six months ended June 30, 2015.
Trade accounts receivable from one service provider totaled $2.8 million as of June 30, 2016. No other individual service provider represented more than 10% of accounts receivable as of June 30, 2016. Trade accounts receivable from two service providers totaled $3.1 million and $2.7 million as of December 31, 2015. No other individual service provider represented more than 10% of accounts receivable as of December 31, 2015.
Note 15. Income Taxes
For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision were recorded in the period incurred.
Our effective income tax rates were 34.3% and 35.8% for the three and six months ended June 30, 2016, respectively, as compared to 39.9% and 40.1% for the same periods in the prior year. Our effective tax rate differs from the statutory rate primarily due to the impact of state taxes and nondeductible meal and entertainment expenses, offset by the research and development tax credit.
We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of the net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of June 30, 2016 and December 31, 2015. Accordingly, we have not recorded a valuation allowance as of June 30, 2016 and December 31, 2015.
We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. For the three and six months ended June 30, 2016, we recorded an unrecognized tax benefit of less than $0.1 million related to research and development tax credits for the 2016 tax year. For the three and six months ended June 30, 2015, we recorded interest for the period on prior year research and development tax credits we claimed. Our liability for uncertain tax positions was $0.6 million and $0.5 million as of June 30, 2016 and December 31, 2015.
Note 16. Segment Information
We have two reportable segments:

•	Alarm.com segment

•	Other segment
Our chief operating decision maker is our chief executive officer. Management determined the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results. Our Alarm.com segment represents our cloud-based platform for the connected home and related solutions. Our Alarm.com segment also includes SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed 95% and 94% of our revenue for the three and six months ended June 30, 2016 and 97% and 97% for the same periods in the prior year. Our Other segment is focused on researching and developing home and commercial automation, and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income. The reportable segment operational data is presented in the table below for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015 (in thousands):

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
For the Three Months Ended June 30, 2016
Revenue	$61,775	$4,088	$(754)	$(686)	$64,423
Operating income	4,376	(1,552)	(79)	63	2,808

For the Three Months Ended June 30, 2015
Revenue	$50,753	$1,580	$(130)	$(254)	$51,949
Operating income	9,370	(5,082)	(33)	22	4,277

For the Six Months Ended June 30, 2016
Revenue	$117,785	$7,935	$(1,340)	$(914)	$123,466
Operating income	11,243	(4,235)	(126)	187	7,069

For the Six Months Ended June 30, 2015
Revenue	$95,618	$3,641	$(520)	$(779)	$97,960
Operating income	18,330	(8,906)	(171)	150	9,403

As of June 30, 2016
Assets	$231,799	$10,131	$—	$—	$241,930

As of December 31, 2015
Assets	$215,315	$10,780	$—	$—	$226,095
We derived substantially all of our revenue from North America for the three and six months ended June 30, 2016 and 2015. Substantially all of our long lived assets were located in North America as of June 30, 2016 and December 31, 2015.
Note 17. Related Party Transactions
Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We recorded $0.3 million and $0.7 million of cost of hardware and other revenue in connection with this installation partner for the three and six months ended June 30, 2016, respectively, as compared to $0.2 million and $0.5 million for the same periods in the prior year. As of June 30, 2016 and December 31, 2015, the accounts payable balance was $0.1 million and $0.5 million. In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2016. We recorded $6,000 and $12,000 of interest income related to this note receivable for the three and six months ended June 30, 2016, respectively, as compared to $6,000 and $11,000 for the same periods in the prior year.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K filed on February 29, 2016 with the Securities and Exchange Commission (the "SEC"). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
As of December 31, 2015, our connected home platform had more than 2.6 million residential and business subscribers and connects to tens of millions of devices. More than 20 billion data points were generated and processed by those subscribers and devices in 2015 alone. We believe that this scale of subscribers, devices and data makes us the leader in the smart home services market.
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
We invest in solutions that connect people in new ways with their properties and devices, making them safer, smarter and more efficient. Our scalable, flexible platform is designed to meet a wide range of user needs with its breadth of services, depth of feature capability and broad support for the growing Internet of Things devices in the home. We power four primary solutions, which can be used individually or combined, and are integrated within a single user interface accessible through the web and mobile apps: interactive security, intelligent automation, video monitoring and energy management. These solutions are delivered through our cloud-based platform enabling our connected home solutions together or provided on a standalone basis. We enable quick, intuitive access to the consumer through our mobile app as well as enabling new ways to engage with the home through wearables like Apple Watch, through the TV with Apple TV and Amazon Fire TV and by using smart home voice control through Amazon Echo.
We primarily generate SaaS and license revenue, our largest source of revenue, through our service providers who resell our services and pay us monthly fees. Our service providers sell, install and support Alarm.com solutions that enable home and business owners to intelligently secure, connect, control and automate their properties. Our service providers have indicated that they typically have three to five year service contracts with home or business owners, whom we call subscribers. We derive a small portion of our revenue from licensing our intellectual property to service providers on a per customer basis. SaaS and license revenue represented 66% and 67% of our revenue for the six months ended June 30, 2016 and 2015, and 65% and 66% of our revenue in the second quarters of 2016 and 2015.
We also generate revenue from the sale of hardware that enables our solutions, including cellular radio modules, video cameras, image sensors, thermostats and other peripherals. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 34% and 33% of our revenue for the six months ended June 30, 2016 and 2015, and 35% and 34% of our revenue in the second quarters of 2016 and 2015. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

To date, nearly all of our revenue growth has been organic. We have completed small acquisitions, but those acquisitions have been related to technology or services complementary to our core offerings and have not contributed materially to our revenue. We have focused on growing our business and plan to continue to invest in growth.
During the second quarter of 2016, we entered into a definitive agreement to acquire two business units, Connect and Piper, from Icontrol Networks, Inc., ("Icontrol"), for a purchase price of approximately $140.0 million, (the "Acquisition"). Connect develops and sells a custom, on-premise software platform that powers several service providers' solutions for interactive security and automation including ADT Pulse® which is estimated to have 1.6 million subscribers. Piper develops and sells a Wi-Fi-enabled video and home automation hub. We expect the proposed Acquisition to contribute to revenue growth and be EPS accretive on a non-GAAP basis for the full year 2017. The proposed Acquisition is subject to customary closing conditions as well as certain events that we cannot control, including regulatory approvals and the closing of the acquisition of Icontrol's Converge business unit by Comcast Cable Communications, LLC, a subsidiary of Comcast Corporation ("Comcast"). Upon completion, the proposed Acquisition is expected to provide us with additional technology infrastructure, key customer relationships and hardware devices intended to complement the our platform and help to accelerate innovation.
Highlights of our financial performance for the periods covered in this report include:

•
Revenue increased 26% from $98.0 million in the first half of 2015 to $123.5 million in the first half of 2016. Revenue increased 24% from $51.9 million in the second quarter of 2015 to $64.4 million in the second quarter of 2016.

•
SaaS and license revenue increased 24% from $66.1 million in the first half of 2015 to $82.0 million in the first half of 2016. SaaS and license revenue increased 23% from $34.1 million in the second quarter of 2015 to $42.0 million in the second quarter of 2016.

•
Net income decreased from $5.6 million in the first half of 2015 to $4.6 million in the first half of 2016. Net income decreased from $2.5 million in the second quarter of 2015 to $1.9 million in the second quarter of 2016.

•
Adjusted EBITDA, a non-GAAP measurement of operating performance, increased from $14.9 million in the first half of 2015 to $22.6 million in the first half of 2016. Adjusted EBITDA increased from $7.9 million in the second quarter of 2015 to $11.9 million in the second quarter of 2016.

Please see Non-GAAP Measures below in this section of the report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the second quarter and first half of 2016 and 2015.
Key Metrics
We use the key business metrics in the table below to help us monitor the performance of our business and to identify trends affecting our business (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SaaS and license revenue	$42,010	$34,134	$82,022	$66,089
Adjusted EBITDA	11,864	7,923	22,616	14,948

			Twelve Months Ended June 30,
			2016	2015
SaaS and license revenue renewal rate			93%	93%
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

Adjusted EBITDA
Adjusted EBITDA represents our net income before interest expense and other income / (expense), net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs incurred in connection with non-ordinary course litigation, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.
Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Please see Non-GAAP Measures below for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the second quarter and first half of 2016 and 2015.
SaaS and License Revenue Renewal Rate
We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from subscribers on our SaaS platform who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage. Our service providers, who resell our services to our subscribers, have indicated that they typically have three to five year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service providers. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.
Components of Operating Results
Please note that because we are constrained in the information we can provide regarding the projected post-Acquisition financial performance of the combined companies until the proposed Acquisition closes, while the discussion below considers acquisition-related expenses and interest expense, it does not include discussion of the impact of the closing of the proposed Acquisition.
Our fiscal year ends on December 31st. The key elements of our operating results include:
Revenue
We generate revenue primarily through the sale of our SaaS solutions over our cloud-based connected home platform through our service provider channel. We also generate revenue from the sale of hardware products that enable our solutions.
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
We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service providers on a per customer basis for use of our patents. In November 2013, we entered into a license agreement with Vivint Inc., or Vivint, who represented at least 10% but not more than 15% of our revenue in 2013 and 2014, pursuant to which we granted Vivint a license to use the intellectual property associated with our connected home solutions. Vivint began generating customers and paying us license revenue in the second quarter of 2014. Pursuant to this arrangement, Vivint has transitioned from selling our SaaS solutions directly to its customers to selling its own home automation product to its new customers. We receive less revenue from Vivint related to license fees as compared to revenue for SaaS solutions for its subscribers that continue to utilize our SaaS platform. We continue to receive revenue from Vivint for both our SaaS solutions and from licensing our intellectual property. Vivint represented less than 10% of our revenue in 2015 and in the first half of 2016 and 2015. Additionally, in some markets, our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.
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
Operating Expenses
Our operating expenses consist of sales and marketing, general and administrative, research and development, and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 400 employees as of January 1, 2015 to 558 employees as of June 30, 2016, and we expect to continue to hire new employees to support future growth of our business.
Sales and Marketing Expense. Sales and marketing expense includes personnel and related expenses for our sales and marketing teams, including salaries, bonuses, stock-based compensation, benefits, travel, and commissions. Our sales and marketing teams engage in sales, account management, service provider support, advertising, promotion of our products and services and marketing.
The number of employees in sales and marketing functions grew from 159 as of January 1, 2015 to 209 as of June 30, 2016. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis. We intend to increase the size of our sales force and our service provider support team to provide additional support to our existing service provider base to drive their productivity in selling and supporting our solutions as well as to enroll new service providers in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs to support our service providers’ efforts to enroll new subscribers and expand the adoption of our solutions.

General and Administrative Expense. General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, information technology, human resources, finance and accounting personnel, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs incurred to defend and license our intellectual property and non-personnel costs, such as travel related expenses, rent, subcontracting and professional fees, audit fees, tax services, and insurance expenses. Also included in general and administrative expenses are acquisition-related expenses, which consist primarily of legal, accounting and professional fees directly related to acquisitions, valuation gains or losses on acquisition-related contingent liabilities and goodwill and intangible asset impairment.
The number of employees in general and administrative functions grew from 54 as of January 1, 2015 to 59 as of June 30, 2016. We expect our general and administrative expense in 2016 to increase on an absolute dollar basis primarily from the inclusion of incremental intellectual property litigation expenses and acquisition-related expenses. Acquisition-related expenses are external incremental costs directly related to completing the proposed Acquisition and any resulting integration of Connect and Piper business units. We anticipate that we will incur additional costs for personnel and professional services as we continue to operate as a public company. These costs include increases in our accounting, finance and legal personnel, additional external legal and audit fees and expenses associated with compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other regulations governing public companies. We also expect to continue to incur increased costs relating to higher premiums for directors’ and officers’ liability insurance as a public company.
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
The number of employees in research and development functions grew from 187 as of January 1, 2015 to 290 as of June 30, 2016. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platform and the solutions we offer to our service providers and subscribers. We will also continue to invest in efforts to extend our platform to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of smart home and enterprise technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.
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
Interest Expense
Interest expense consists of interest expense associated with our revolving credit facility (the “2014 Facility”) with Silicon Valley Bank, as administrative agent, and a syndicate of lenders (see Note 11). The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including financing the proposed Acquisition and other acquisitions as permitted under the terms of the 2014 Facility. We expect interest expense to increase in the event we utilize the 2014 Facility for the proposed Acquisition.
Other income / (expense), net
Other income / (expense), net consists of our portion of the income or loss from our minority investments in other businesses accounted for under the equity method and interest income earned on our cash and cash equivalents and our notes receivable.
Provision for Income Taxes
We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rate differs from the statutory rate primarily due to the tax impact of state taxes, non-deductible meals and entertainment and the impact of research and development tax credits.

Results of Operations
The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenue:
SaaS and license revenue	$42,010	65%	$34,134	66%	$82,022	66%	$66,089	67%
Hardware and other revenue	22,413	35	17,815	34	41,444	34	31,871	33
Total revenue	64,423	100	51,949	100	123,466	100	97,960	100
Cost of revenue(1):
Cost of SaaS and license revenue	7,211	11	6,297	12	13,992	11	12,330	13
Cost of hardware and other revenue	17,972	28	14,190	27	32,307	26	24,966	25
Total cost of revenue	25,183	39	20,487	39	46,299	37	37,296	38
Operating expenses:
Sales and marketing (2)	9,851	15	8,064	16	18,827	15	15,980	16
General and administrative (2)	14,191	22	8,514	16	27,320	22	15,584	16
Research and development (2)	10,777	17	9,079	17	20,747	17	16,831	17
Amortization and depreciation	1,613	3	1,528	3	3,204	3	2,866	3
Total operating expenses	36,432	57	27,185	52	70,098	57	51,261	52
Operating income	2,808	4	4,277	8	7,069	6	9,403	10
Interest expense	(47)	—	(42)	—	(88)	—	(84)	—
Other income / (expense), net	88	—	(62)	—	199	—	(55)	—
Income before income taxes	2,849	4	4,173	8	7,180	6	9,264	9
Provision for income taxes	976	2	1,664	3	2,569	2	3,714	4
Net income	$1,873	3%	$2,509	5%	$4,611	4%	$5,550	6%
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense data:
Sales and marketing	$151	$86	$292	$146
General and administrative	236	1,226	463	1,520
Research and development	555	293	1,039	500
Total stock-based compensation expense	$942	$1,605	$1,794	$2,166

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	17%	18%	17%	19%
Cost of hardware and other revenue as a percentage of hardware and other revenue	80%	80%	78%	78%
Total cost of revenue as a percentage of total revenue	39%	39%	37%	38%
Comparison of Three and Six Months Ended June 30, 2016 to June 30, 2015
The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented:
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015

Revenue:
SaaS and license revenue	$42,010	$34,134	23%	$82,022	$66,089	24%
Hardware and other revenue	22,413	17,815	26%	41,444	31,871	30%
Total revenue	$64,423	$51,949	24%	$123,466	$97,960	26%
The $12.5 million increase in total revenue for the second quarter of 2016 compared to the second quarter of 2015 was the result of a $7.9 million, or 23%, increase in our SaaS and license revenue and a $4.6 million, or 26%, increase in our hardware and other revenue. The $25.5 million increase in total revenue for the first half of 2016 compared to the first half of 2015 was the result of a $15.9 million, or 24%, increase in our SaaS and license revenue and a $9.6 million, or 30%, increase in our hardware and other revenue. The increase in our SaaS and license revenue for the second quarter and first half of 2016 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2015. To a lesser extent, SaaS and license revenue increased for the second quarter and first half of 2016 from an increase in fees paid to us for licenses to use our intellectual property. Hardware and other revenue for the second quarter of 2016 increased $2.7 million from an increase in the volume of video cameras sold and $1.1 million from an increase in the volume of peripherals sold partially offset by a $0.9 million decrease in volume of cellular radio modules sold. Hardware and other revenue for the first half of 2016 increased $4.5 million from an increase in the volume of video cameras sold, $1.5 million from an increase in the volume of peripherals sold and $0.2 million from an increase in volume of cellular radio modules sold. Our Other segment contributed 1% of the increase in SaaS and license revenue and $1.7 million, or 9%, of the increase in hardware and other revenue for the second quarter of 2016 compared to the second quarter of 2015. Our Other segment contributed 1% of the increase in SaaS and license revenue and $3.4 million, or 11%, of the increase in hardware and other revenue for the first half of 2016 compared to the first half of 2015. The increases in our Other segment revenue were primarily from our remote access management solution.
Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015

Cost of revenue(1):
Cost of SaaS and license revenue	$7,211	$6,297	15%	$13,992	$12,330	13%
Cost of hardware and other revenue	17,972	14,190	27%	32,307	24,966	29%
Total cost of revenue	$25,183	$20,487	23%	$46,299	$37,296	24%
% of total revenue	39%	39%		37%	38%
_______________

(1)	Excludes amortization and depreciation.

The $4.7 million increase in cost of revenue for the second quarter of 2016 compared to the second quarter of 2015 was the result of a $0.9 million, or 15%, increase in cost of SaaS and license revenue and a $3.8 million, or 27%, increase in cost of hardware and other revenue. The $9.0 million increase in cost of revenue for the first half of 2016 compared to the first half of 2015 was the result of a $1.7 million, or 13%, increase in cost of SaaS and license revenue and a $7.3 million, or 29%, increase in cost of hardware and other revenue. The increase in cost of SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in the costs to make our SaaS platform available to our service providers and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 17% and 18% for the second quarter of 2016 and 2015 and 17% and 19% for the first half of 2016 and 2015. This decrease in cost of sales relative to our revenue growth was due to the achievement of economies of scale related to the growth in our subscriber base. The increase in cost of hardware and other revenue related primarily to our increase in hardware and other revenue. Cost of hardware and other revenue as a percentage of hardware and other revenue remained consistent in the second quarter and first half of 2016 compared to the same periods in 2015.
Sales and Marketing Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015

Sales and marketing	$9,851	$8,064	22%	$18,827	$15,980	18%
% of total revenue	15%	16%		15%	16%
The increase in sales and marketing expense of $1.8 million for the second quarter of 2016 compared to the same period in 2015 was due to marketing initiatives and an increase in headcount in 2016. In the second quarter of 2016, costs for advertising and trade show participation increased by $1.0 million to feature our solutions and highlight support services we offer to our service providers. Our headcount for our sales force, service provider support team, marketing team and use of consultants also increased in the second quarter of 2016 to support our growth and for international expansion. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $0.8 million and expense for external consultants increased by $0.3 million for the second quarter of 2016. The increase in sales and marketing expense of $2.8 million for the first half of 2016 compared to the same period in 2015 was primarily due to increases in headcount for our sales force, service provider support team, marketing team and use of consultants to support our growth and for international expansion and to a lesser extent, marketing initiatives. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.5 million and expense for external consultants increased by $0.6 million for the first half of 2016. In the first half of 2016, costs for advertising and trade show participation increased by $1.0 million to feature our solutions and highlight support services we offer to our service providers. Sales and marketing expense from our Other segment decreased $0.4 million and $0.3 million for the second quarter and first half of 2016 due to a reduction in headcount resulting in lower personnel and related costs. The overall number of employees in our sales and marketing teams increased from 182 as of June 30, 2015 to 209 as of June 30, 2016. Sales and marketing expense as a percent of total revenue decreased 1% for both the second quarter and first half of 2016 compared to the same periods in 2015.
General and Administrative Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015

General and administrative	$14,191	$8,514	67%	$27,320	$15,584	75%
% of total revenue	22%	16%		22%	16%
The $5.7 million increase in general and administrative expense for the second quarter of 2016 compared to the second quarter of 2015 was primarily due to an increase of $3.9 million in legal expenses related to ongoing intellectual property litigation and $2.0 million in acquisition-related expenses in relation to due diligence and completing the asset purchase agreement for the proposed Acquisition of the Connect and Piper business units from Icontrol. An additional $0.7 million increase in legal expenses resulted from professional services to support our operational growth and from maintaining and enforcing our intellectual property portfolio and license agreements. Our personnel and related costs for our Alarm.com segment, including salary, benefits and travel expenses, increased by $0.4 million for the second quarter of 2016 due to an increase in employee headcount as well as professional services to support our operational growth as a public company. This increase was partially offset by a $1.0 million decrease in stock-based compensation. In 2015, we recognized $0.8 million of stock-based compensation for the repurchase of an employee's awards. The $11.7 million increase in general and administrative expense for the first half of 2016 compared to the first half of 2015 was due to an increase of $7.4 million in legal expenses related to ongoing intellectual property litigation and $2.6 million in acquisition-related expenses related to the proposed Acquisition. An additional $0.8 million increase in legal expenses resulted from professional services to support our operational growth and from maintaining and enforcing our intellectual property portfolio and license agreements. Our personnel and related costs for our Alarm.com segment, including salary, benefits and travel expenses, increased by $1.3 million for the first half of 2016 due to an increase in employee headcount and additional professional services to support our operational growth as a public company. Our travel and meeting expenses increased by $0.8 million, which was related to the change in timing of our annual All Company corporate meeting to the first quarter of 2016. It was previously held during the second half of previous years. These increases were partially offset by a $1.1 million decrease in stock-based compensation. In 2015, we recognized $0.8 million of stock-based compensation from the repurchase of an employee's awards. General and administrative expense from our Other segment decreased by $0.4 million for the second quarter and first half of 2016 compared to the same periods in 2015 due to a reduction in headcount which resulted in lower personnel and related costs. The overall number of employees in general and administrative functions increased from 55 as of June 30, 2015 to 59 as of June 30, 2016.
Research and Development Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015

Research and development	$10,777	$9,079	19%	$20,747	$16,831	23%
% of total revenue	17%	17%		17%	17%
The $1.7 million increase in research and development expense for the second quarter of 2016 compared to the second quarter of 2015 was primarily due to an increase in headcount of employees in research and development functions to continue to innovate and enhance our platform capabilities for both our residential and commercial subscribers. In addition, we continue to develop our suite of enterprise tools geared toward enabling our service providers to grow their business. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $2.8 million for the second quarter of 2016. In addition, expense for external consultants and information technology to support our research and development personnel increased by $0.5 million in the second quarter of 2016. Research and development expense from our Other segment decreased by $1.7 million for the second quarter of 2016 compared to the second quarter of 2015, primarily due to a reduction in personnel and related expense and expense for external consultants. During the first quarter of 2016, we diverted our resources from a subsidiary in our Other segment that focused on the retail do-it-yourself market. As a result, certain employees previously in research and development functions in our Other segment transitioned into similar positions for our Alarm.com segment. The $3.9 million increase in research and development expense for the first half of 2016 compared to the first half of 2015 was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $5.3 million for the first half of 2016 compared to the first half of 2015. In addition, expense for external consultants and information technology to support our research and development personnel increased $0.6 million in the first half of 2016. Research and development expense from our Other segment decreased by $2.1 million for the first half of 2016 compared to the first half of 2015, due to a reduction in personnel and related expense and expense for external consultants. The overall number of employees in research and development functions increased from 242 as of June 30, 2015 to 290 as of June 30, 2016.
Amortization and Depreciation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015

Amortization and depreciation	$1,613	$1,528	6%	$3,204	$2,866	12%
% of total revenue	3%	3%		3%	3%
The $0.1 million and $0.3 million increase in amortization and depreciation for the second quarter and first half of 2016 compared to the same periods of 2015 were primarily due to increased purchases of computer and network equipment to accommodate our growth in headcount, for our new corporate headquarters in Tysons, Virginia and for the expansion of our network operations centers.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015

Interest expense	$(47)	$(42)	12%	$(88)	$(84)	5%
% of total revenue	—%	—%		—%	—%
Interest expense was consistent for the second quarter and first half of 2016 when compared to the same periods of 2015 as the outstanding principal balance of our debt from our 2014 Facility has remained unchanged.
Other income / (expense), net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015

Other income / (expense), net	$88	$(62)	242%	$199	$(55)	462%
% of total revenue	—%	—%		—%	—%
Included in other income / (expense), net was interest income earned on our cash balance and interest income earned on notes receivable and losses of an equity method investment that is in the start-up phase of its operations.
Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015

Provision for income taxes	$976	$1,664	(41)%	$2,569	$3,714	(31)%
% of total revenue	2%	3%		2%	4%
Our effective tax rate was 34.3% and 35.8% for the second quarter and first half of 2016 compared to 39.9% and 40.1% for the second quarter and first half of 2015. The decrease in effective tax rates was primarily related to the permanent extension of the research and development tax credit, which we claimed in the first half of 2016.
Segment Information
We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platform for the connected home and related connected home solutions. Our Alarm.com segment also includes SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed 95% and 94% of our revenue for the three and six months ended June 30, 2016 and 97% and 97% for the same periods in the prior year. Our Other segment is focused on researching and developing home and commercial automation and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue. Our Alarm.com segment had 509 employees and our Other segment had 49 employees as of June 30, 2016. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total
For the Three Months Ended June 30, 2016
Revenue	$61,775	$4,088	$(754)	$(686)	$64,423
Operating expenses	33,759	2,673	—	—	36,432

For the Three Months Ended June 30, 2015
Revenue	$50,753	$1,580	$(130)	$(254)	$51,949
Operating expenses	22,012	5,173	—	—	27,185

For the Six Months Ended June 30, 2016
Revenue	$117,785	$7,935	$(1,340)	$(914)	$123,466
Operating expenses	63,616	6,482	—	—	70,098

For the Six Months Ended June 30, 2015
Revenue	$95,618	$3,641	$(520)	$(779)	$97,960
Operating expenses	41,953	9,308	—	—	51,261
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies and use of estimates from those disclosed in our Annual Report on Form 10-K filed on February 29, 2016 with the SEC.
Recently Issued Accounting Standards
See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.
Liquidity and Capital Resources
Working Capital, Excluding Deferred Revenue
The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated (in thousands):

	As of June 30, 2016	As of December 31, 2015
Cash and cash equivalents	$134,164	$128,358
Accounts receivable, net	27,502	21,348
Working capital, excluding deferred revenue	144,205	134,260
Our cash and cash equivalents as of June 30, 2016 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources
As of June 30, 2016, we had $134.2 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.
We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Over the next six months of fiscal year 2016, we expect our capital expenditure requirements to be approximately $5.4 million, including approximately $4.6 million anticipated to be incurred for leasehold improvements related to the expansion of our corporate headquarters, of which, $1.9 million will be funded by tenant improvement allowances. Our landlord has provided for a total of $9.7 million of tenant improvement allowances in the terms of the leases for our corporate headquarters. As of June 30, 2016, we had used $6.2 million of these allowances. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our stockholders.
In the second quarter of 2016, we entered into a definitive agreement for the proposed Acquisition of two business units, Connect and Piper, from Icontrol for a purchase price of approximately $140.0 million. We expect to fund the transaction at closing with a combination of cash on hand and debt available under the 2014 Facility.
Sources of Liquidity
To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. We have raised $121.5 million in net cash, primarily from our initial public offering ("IPO") and also the sale of our preferred stock and to a lesser extent, from the proceeds of sales of common stock and stock option exercises.
In May 2014, we entered into the 2014 Facility, a $50.0 million revolving credit facility with Silicon Valley Bank, ("SVB"), as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. As of June 30, 2016, $6.7 million was outstanding, letters of credit in the amount of $0.8 million were utilized and $42.5 million remained available for borrowing under the 2014 Facility. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions. The 2014 Facility is secured by substantially all of our assets, including our intellectual property. As of June 30, 2016, we were in compliance with all covenants under the 2014 Facility.
On August 10, 2016, with the approval of our board of directors and the consent of the lenders, we increased our current borrowing capacity under the 2014 Facility from $50.0 million to $75.0 million. In addition, we amended the terms of the 2014 Facility to increase the borrowing capacity, increase the maximum consolidated leverage ratio, amend the definition of consolidated adjusted EBITDA and extend the maturity date. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including financing the proposed Acquisition of two business units from Icontrol and other acquisitions as permitted under the terms of the 2014 Facility. We expect to draw an additional $55.0 to $65.0 million from the 2014 Facility to fund the proposed Acquisition. The 2014 Facility is discussed in more detail below under “Debt Obligations.”
Historical Cash Flows
The following table sets forth our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities	$7,481	$7,716
Cash flows used in investing activities	(2,335)	(8,917)
Cash flows from / (used in) financing activities	660	(20,488)

Operating Activities
Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and accounts payable, accrued expenses and other current liabilities, adjusted for non-cash expense items such as amortization and depreciation, and stock-based compensation.
For the first half of 2016, cash flows from operating activities were $7.5 million, a decrease of $0.2 million from the first half of 2015, as the result of a $1.2 million decrease in cash from operating assets and liabilities and a $0.9 million decrease in net income partially offset by a $1.9 million increase in adjustment for non-cash items.
The $1.2 million decrease in cash from operating assets and liabilities was due to the following:

•
Our inventory balances increased by $3.0 million and $1.4 million during the first half of 2016 and 2015, respectively, from our increase in hardware sales and timing of in-transit inventory resulting in a year over year decrease in cash flows of $1.6 million.

•
Cash flows decreased $0.3 million year over year related to a change in other assets from the timing of purchased software and also costs associated with trade shows, meetings and events which were prepaid prior to 2016.

•
The increase in other liabilities balance was due to an increase in deferred rent for our new corporate headquarters, including tenant improvement allowances, which resulted in a $0.7 million increase in cash flows year over year.

The $1.9 million increase in adjustments for non-cash items was primarily due to a $1.1 million increase in the adjustment for deferred income taxes year over year. Other adjustments for non-cash items in the first half of 2016 included $3.2 million for amortization and depreciation, $1.8 million for stock-based compensation and $1.0 million for reserve for product returns. Adjustments for non-cash items in the first half of 2015 included $2.9 million for amortization and depreciation, $1.4 million for stock-based compensation, and $0.8 million for reserve for product returns.
Investing Activities
Our investing activities include acquisitions, capital expenditures, purchases of licenses to patents, notes receivable issued to companies with offerings complementary to ours and proceeds from the repayment of those notes receivable. Our capital expenditures have primarily been for general business use, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, purchases of computer equipment used internally, and expansion of our network operations centers.
During the first half of 2016, our cash flows used in investing activities was $2.3 million as compared to $8.9 million for the first half of 2015. Cash used for capital expenditures increased by $2.6 million year over year primarily related to expenditures for leasehold improvements and furniture for our new corporate headquarters in the first half of 2016. We also received $2.4 million in proceeds from the repayment and termination of a note receivable held by a company with offerings complementary to ours. In the first half of 2015, we purchased certain assets of SecurityTrax for $5.6 million and purchased the license to a patent for $1.0 million.
Financing Activities
Cash generated by financing activities includes proceeds from the issuance of common stock from employee stock option exercises and from our 2015 Employee Stock Purchase Plan ("2015 ESPP") and the resulting tax windfall benefit from stock options. Cash used in financing activities includes dividends paid on our preferred and common stock prior to the completion of our IPO.
During the first half of 2016, cash flows from financing activities was $0.7 million compared to $20.5 million of cash used in financing activities during the first half of 2015. We received $0.4 million in the first half of 2016 from the issuance of common stock from employee stock option exercises and through our 2015 ESPP. We also recorded a $0.5 million tax windfall benefit from stock-based awards. In the second quarter of 2016, we paid $0.2 million for long-term consideration related to two acquisitions we completed in the fourth quarter of 2014. In June 2015, we paid a dividend of $20.0 million. In connection with our preparation for our IPO in 2015, we incurred and paid $1.2 million of deferred offering costs in the first half of 2015, primarily for legal and accounting fees.

Contractual Obligations
The following table discloses aggregate information about our material contractual obligations and periods in which payments were due as of June 30, 2016. Future events could cause actual payments to differ from these estimates. As of June 30, 2016, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt:
Principal payments	$—	$6,700	$—	$—	$6,700
Interest payments	151	—	—	—	151
Unused line fee payments	74	—	—	—	74
Operating lease commitments	4,188	8,393	7,909	18,327	38,817
Other long-term liabilities	—	1,919	417	188	2,524
Total contractual obligations	$4,413	$17,012	$8,326	$18,515	$48,266
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

As of June 30, 2016, we had outstanding letters of credit under our 2014 Facility to our manufacturing partners in the amount of $0.8 million.
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
Debt Obligations
On May 8, 2014, we repaid all of the outstanding principal and interest under a previous term loan and replaced it with the 2014 Facility, a $50.0 million revolving credit facility with SVB, as administrative agent, and a syndicate of lenders. We utilized $6.7 million under the 2014 Facility to repay in full our indebtedness under our previous term loan. The 2014 Facility includes an option to increase the borrowing capacity to $75.0 million with the consent of the lenders. The 2014 Facility is available to us to finance working capital and certain permitted acquisitions and investments, and is secured by substantially all of our assets, including our intellectual property. The 2014 Facility matures in May 2017.
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. Borrowings under LIBOR rates accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.25%, ABR plus 1.5%, and ABR plus 1.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. For the six months ended June 30, 2016, the effective interest rate on the 2014 Facility was 2.64%.
On December 7, 2015, we amended the terms of the 2014 Facility. The amendment reduces the rate at which borrowings under LIBOR rates accrue interest to LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. Borrowings under ABR rates accrue interest at ABR plus 1.00%, ABR plus 1.25%, and ABR plus 1.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively.

The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 2.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of June 30, 2016, we were in compliance with all covenants under the 2014 Facility.
Subsequent Event - Amendment to 2014 Facility
On August 10, 2016, with the approval of the board of directors and the consent of the lenders, we increased our current borrowing capacity under the 2014 Facility from $50.0 million to $75.0 million. In addition, we amended the terms of the 2014 Facility to (1) provide for an option to further increase the borrowing capacity to $125.0 million with the consent of the lenders, (2) increase the maximum consolidated leverage ratio from 2:50:1:00 to 3:00:1:00, and (3) extend the maturity date of the 2014 Facility to November 2018. The definition of consolidated adjusted EBITDA was also modified to add back one-time expenses in connection with (1) the Vivint litigation matter, (2) the proposed Acquisition, and (3) compliance with the Hart-Scott-Rodino Antitrust Improvement Act of 1976 not to exceed (1) for all periods prior to and including June 30, 2017 in the aggregate, the lesser of (a) $5.0 million and (b) 20% of consolidated adjusted EBITDA and (ii) for all periods after June 30, 2017 in the aggregate, the lesser of (a) $5.0 million and (b) 15% of consolidated adjusted EBITDA. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including financing the proposed Acquisition of two business units from Icontrol and other acquisitions as permitted under the terms of the 2014 Facility. We expect to draw an additional $55.0 to $65.0 million from the 2014 Facility to fund the proposed Acquisition.
The carrying value of the 2014 Facility was $6.7 million as of June 30, 2016 and was classified as a long-term liability in our condensed consolidated balance sheets.
Non-GAAP Measures
We define Adjusted EBITDA as our net income before interest expense and other income / (expense), net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs incurred in connection with non-ordinary course litigation, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense related to stock options. Included in stock-based compensation in the second quarter of 2015, is a $0.8 million repurchase of stock-based share awards. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the following table for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
We have included Adjusted EBITDA in this report because it is a key measure that our management uses to understand and evaluate our core operating performance and trends, to generate future operating plans, to make strategic decisions regarding the allocation of capital and to make investments in initiatives that are focused on cultivating new markets for our solutions. We also use certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures under our executive bonus plan. Further, we believe the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of historical legal expenses and acquisition-related expense, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Net income	$1,873	$2,509	$4,611	$5,550
Adjustments:
Interest expense and other income / (expense), net	(41)	104	(111)	139
Provision for income taxes	976	1,664	2,569	3,714
Amortization and depreciation expense	1,613	1,528	3,204	2,866
Stock-based compensation expense	942	1,605	1,794	2,166
Acquisition-related expense	2,040	—	2,610	—
Litigation expense	4,461	513	7,939	513
Total adjustments	9,991	5,414	18,005	9,398
Adjusted EBITDA	$11,864	$7,923	$22,616	$14,948
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.
Interest Rate Risk
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under the 2014 Facility. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of June 30, 2016, an increase or decrease in the interest rate on the 2014 Facility by 100 basis points would increase or decrease our interest expense by $67,000, respectively. As of December 31, 2015, an increase or decrease in the interest rate on the 2014 Facility by 100 basis points would either increase or decrease our interest expense by $67,000.
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
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our cost becomes subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer who is our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer who is our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer who is our Principal Executive Officer and Principal Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using, and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.
On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service providers under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On March 24, 2016, we filed a motion to transfer the matter to the U.S. District Court for the Northern District of West Virginia to be consolidated with 23 other similar and related pending TCPA actions. That motion was denied on June 2, 2016. Discovery has commenced, and the matter remains pending in the U.S. District Court for the Northern District of California.
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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or SEC. Any of the following risks could have a material adverse effect on our business, financial condition, cash flows, results of operations and prospects and cause the trading price of our common stock to decline.

Risks Related to our Acquisition of Connect and Piper Business Units from Icontrol Networks, Inc.

Our proposed acquisition of Icontrol’s Connect and Piper business units may not be completed within the expected timeframe, or at all, and the failure to complete such acquisition could adversely affect our stock price and our future business and financial results.

Our proposed acquisition of certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducts its Piper business, which we refer to as the Acquisition, is contingent upon a number of conditions beyond our control and there is no guarantee that these conditions will be satisfied in a timely manner or at all. These conditions include confirmation by Comcast Cable Communications, LLC, a subsidiary of Comcast Corporation, or Comcast, and Icontrol that the merger of Icontrol into a wholly-owned subsidiary of Comcast will close immediately after the closing of the Acquisition and termination or expiration of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or Hart-Scott-Rodino Act. We are, therefore, unable to accurately predict when or if the Acquisition will close. If we are unable to close the Acquisition for any reason, we will not realize the potential benefits of the Acquisition. In addition, the market price of our common stock may reflect various market assumptions as to whether and when the proposed Acquisition will occur. Consequently, the failure to complete the Acquisition within the expected timeframe, or at all, could result in a significant change in the market price of our common stock and could adversely affect our future business, financial condition, cash flows and results of operations.

We may be unable to satisfy the conditions or obtain the approvals required to complete the Acquisition or such approvals may contain material restrictions or conditions.

Completion of the Acquisition is conditioned upon satisfaction of a number of conditions including the expiration or termination of the applicable waiting period relating to the Acquisition under the Hart-Scott-Rodino Act and upon there being no legal proceeding by a governmental agency pending which seeks to enjoin the Acquisition. While we have and will continue to expend time and resources and incur expenses related to the proposed Acquisition, we cannot provide any assurances that the Acquisition will be consummated on the terms or timeline currently contemplated, or at all. Governmental agencies may not approve the Acquisition or may impose conditions to the approval of the Acquisition or require changes to the terms of the transaction. Any such conditions or changes could have the effect of delaying completion of the Acquisition, imposing costs on or limiting our revenues following the Acquisition or otherwise reducing the anticipated benefits of the Acquisition. Any condition or change might cause the parties to restructure the Acquisition or terminate the asset purchase agreement and the transactions contemplated by the agreement.

The proposed Acquisition is conditioned on the closing of Comcast’s acquisition of Icontrol which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively affect our operations and profitability.

Our proposed Acquisition is conditioned upon the closing of Comcast’s acquisition of Icontrol, an event over which we have no control. This may have the effect of preventing or delaying the closing or otherwise make it more difficult for us to consummate the Acquisition. Even if we close the proposed Acquisition, the concurrent transaction structure may result in additional risks during the post-closing assimilation of the operations acquired as some of the transition services we will receive and be providing will be received from or delivered to Comcast, which will also be in the process of integrating its acquisition of Icontrol. If we are unable to adequately address these risks, it could negatively impact our business, financial condition, cash flows and results of operations.
Substantially all of the Connect platform revenues are from a single customer and the loss of this customer could harm our post-Acquisition operating results.
Historically, a single customer has accounted for substantially all of the revenues of the Connect business unit. Although we have had discussions with the key customer, we cannot assure you the key customer will use the Connect platform for its new customers or keep its existing customers on the Connect platform. In addition, even if the key customer continues to use the Connect platform, we cannot assure you that the revenues from the key customer will reach or exceed historical levels in any future period. We may not be able to offset any decline in revenues from the key customer with revenues from new customers or other existing customers. Because the Connect platform relies on the key customer for substantially all of its revenue, any negative developments in the business of the key customer, or any decrease in revenues from or loss of this customer could harm our post-Acquisition business, financial condition, cash flows and results of operations.
The incurrence of debt to fund the Acquisition may impact our financial position and subject us to additional financial and operating restrictions.
We expect to use cash on hand and to draw amounts available under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, or the 2014 Facility, to fund the payment of the acquisition price and to pay related fees and expenses. We have recently amended the 2014 Facility to increase the maximum amount we are allowed to borrow from $50 million to $75 million. As of June 30, 2016, we had an outstanding balance of $6.7 million under our 2014 Facility and we expect to draw an additional $55 to $65 million to fund the proposed Acquisition.

Our overall leverage and certain covenants and obligations contained in the related documentation could adversely affect our financial health and business and future operations by, among other things:

•	making it more difficult to satisfy our obligations, including under the terms of the 2014 Facility;

•	limiting our ability to refinance our debt on terms acceptable to us or at all;

•	limiting our flexibility to plan for and adjust to changing business and market conditions and increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to use our available cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements; and

•	limiting our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

Furthermore, substantially all of our assets, including our intellectual property, secure the 2014 Facility. If an event of default under the credit agreement occurs and is continuing, SVB may request the acceleration of the related debt and foreclose on the security interests.

In addition, our 2014 Facility restricts our ability to make dividend payments and requires us to maintain a certain leverage ratio, which may restrict our ability to invest in future growth. Any of the foregoing could have a material adverse effect on our business, financial condition, cash flows or results of operations.
The Acquisition will subject us to significant additional liabilities for which we will not be indemnified.
In connection with the Acquisition, we will assume certain historic liabilities of the Connect and Piper business units, including pre-closing liabilities relating to current and former employees of the Connect and Piper business units, pre-closing compliance by the Connect and Piper business units with applicable laws and pre-closing performance by the Connect and Piper business units of the assumed contracts. In addition, we will assume any liabilities that may arise from certain pending intellectual property litigation. In addition to the known liabilities we are assuming, there could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations and there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. Further, while the Acquisition transaction documents provide for us to be indemnified for breaches of certain representations and warranties made about the Connect and Piper business units, the liabilities that arise may not entitle us to contractual indemnification or our contractual indemnification may not be effective. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business and our prospects.

The announcement and pendency of the proposed Acquisition may cause disruptions in our business or in the Connect and Piper business units, which could have an adverse effect on our business, financial condition or results of operations following completion of the Acquisition.

 The announcement and pendency of the proposed Acquisition could cause disruptions in our business or in the Connect and Piper business units in the following ways, among others:

•
Customers, service providers and other third-party business partners may delay or defer purchase decisions with regard to our current products and services or those of Connect and Piper or may seek to terminate or renegotiate their relationships with us or Icontrol as a result of the transaction, whether pursuant to the terms of their existing agreements or otherwise; and

•
Current and prospective employees may experience uncertainty about their future roles following the Acquisition, which might adversely affect our ability and the ability of Icontrol to retain, recruit and motivate key personnel.

Should they occur, any of these developments could have an adverse effect on the business, cash flows, financial condition or results of operations of the Connect and Piper business units prior to the completion of the Acquisition and on us prior to or following the completion of the Acquisition. These disruptions could be exacerbated by a delay in the completion of the Acquisition.
If we are unable to consummate the Acquisition, our financial condition may materially suffer.

If the Acquisition is not completed for any reason, our financial condition could materially suffer, including as a result of the following:

•
the incurrence of significant costs related to the Acquisition without the associated benefits of completing the Acquisition, such as legal, accounting, filing, financial advisory, loan financing and integration planning costs that have already been incurred or will continue to accrue up to the closing of the Acquisition. The total amount of such operating expenses and fees we would incur in connection with the Acquisition will be based on a variety of factors but may be material; and

•	potential disruption to our business and distraction of our workforce and management team.
We will incur substantial transaction fees and costs in connection with the proposed Acquisition.
We expect to incur significant non-recurring expenses in connection with the proposed Acquisition, including legal, accounting, financial advisory and other expenses. Many of these expenses are payable by us whether or not the Acquisition is completed. We also may incur significant expenses in connection with the integration of the Connect and Piper business units following the closing of the Acquisition, including integrating technology, personnel, information technology systems and accounting systems and implementing consistent standards, policies, and procedures. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses, if any, will offset the transaction and integration costs in the near term, or at all.
We may experience difficulties in realizing the expected benefits of the proposed Acquisition.

The success of the Acquisition will depend, in part, on our ability to manage the Connect and Piper businesses, including maintaining a relationship with Connect's key customer, realizing potential cost savings, and executing our integration and growth strategy in an efficient and effective manner. Because our business and the Connect and Piper business units we plan to acquire differ, we may not be able to manage these businesses smoothly or successfully and the process of achieving any potential cost savings may take longer than expected.

Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers deciding not to do business with the combined company, including our inability to retain the key customer as a customer of the Connect platform;

•	the loss of key employees;

•	integrating Connect and Piper personnel while maintaining focus on providing consistent, high-quality products and service to customers;

•	complexities associated with managing the larger, more complex business; and

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the proposed transactions.

If we are unable to successfully manage the operations of Connect and Piper, we may be unable to realize the anticipated benefits we expect to achieve as a result of the proposed Acquisition. As a result, our business and results of operations could be adversely affected.

Our actual post-Acquisition operating results may differ significantly from any guidance provided.

Until the proposed Acquisition closes we are constrained in the information we can provide regarding the projected post-Acquisition financial performance of the combined companies. Any guidance we do provide regarding our projected post-Acquisition financial performance and the impact of the Acquisition consists of forward-looking statements, is prepared by management and is qualified by, and subject to, a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies. Many of these uncertainties and contingencies are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance relating to the anticipated results of operations of an acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures and operations of the acquired business. Accordingly, any guidance with respect to the Acquisition is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

Actual operating results may be different than the guidance, and such differences may be adverse and material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. In addition, the market price of our common stock may reflect various market assumptions as to whether and when the proposed Acquisition will occur, the accretive value of the Acquisition and the accuracy of our guidance. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, including revenue related to the product mix that we sell, including the relative sales related to our platform and solutions and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•	the portion of our revenue attributable to software as a service, or SaaS, and license versus hardware and other sales;

•	our ability to successfully close the proposed Acquisition and manage the Connect and Piper businesses and any future acquisitions of businesses;

•	fluctuations in demand, including due to seasonality, for our platform and solutions;

•	changes in pricing by us in response to competitive pricing actions;

•	our ability to increase, retain and incentivize the service providers that market, sell, install and support our platform and solutions;

•	the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;

•	the timing and success of introductions of new solutions, products or upgrades by us or our competitors and the entrance of new competitors;

•	changes in our business and pricing policies or those of our competitors;

•	the ability to accurately forecast revenue as we generally rely upon our service provider network to generate new revenue;

•	our ability to control costs, including our operating expenses and the costs of the hardware we purchase;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	issues related to introductions of new or improved products such as shortages of prior generation products or short-term decreased demand for next generation products;

•
the amount and timing of expenditures, including those related to expanding our operations, including through acquisitions, increasing research and development, introducing new solutions or paying litigation expenses;

•	the ability to effectively manage growth within existing and new markets domestically and abroad;

•	changes in the payment terms for our platform and solutions;

•	the strength of regional, national and global economies; and

•
the impact of natural disasters such as earthquakes, fire, power outages, floods and other catastrophic events or man made problems such as terrorism or global or regional economic, political and social conditions.

Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and six months ended June 30, 2016 and 2015.
We may not sustain our growth rate and we may not be able to manage any future growth effectively.
We have experienced significant growth in a short period of time. Our revenue increased from $37.2 million in 2010 to $208.9 million in 2015 and increased from $98.0 million for the six months ended June 30, 2015 to $123.5 million for the six months ended June 30, 2016. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.
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

We increased our number of full-time employees from 253 to 400 to 507 as of December 31, 2013, 2014 and 2015, respectively. Our revenue increased from $130.2 million in 2013 to $167.3 million in 2014 and to $208.9 million in 2015. Our revenue increased from $98.0 million for the six months ended June 30, 2015 to $123.5 million for the six months ended June 30, 2016. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service providers and consumers.
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
Our platform and solutions may contain undetected defects in the software, infrastructure, third-party components or processes. If our platform or solutions suffer from defects, we could experience harm to our branded reputation, claims by our subscribers or service providers or lost revenue during the period required to address the cause of the defects. We may find defects in new, acquired or upgraded solutions, resulting in loss of, or delay in, market acceptance of our platform and solutions, which could harm our business, financial condition, cash flows or results of operations.
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
Any of our service providers may choose to offer a product from one of our competitors instead of our platform and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a license agreement in November 2013 with Vivint Inc., or Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this arrangement, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider’s product; however, these monthly fees are less on a per customer basis than fees from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. We must also work to expand our network of service providers to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service providers in our markets, there are a finite number of service providers that are able to perform the types of technical installations required for our platform and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service providers, our business could be harmed.
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
Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service providers. We market and sell our platform and solutions through an all-channel assisted sales model and we derive substantially all of our revenue from these service providers. We generally enter into agreements with our service providers outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These contracts, including our contract with Monitronics International, Inc., typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 6,000 service providers to sell, install and support our platform and solutions, we receive a substantial portion of our revenue from a limited number of channel partners. During the years ended December 31, 2015, 2014 and 2013, our 10 largest revenue service providers accounted for 63.4%, 64.7% and 65.7% of our revenue. Vivint represented greater than 10% but not more than 15% of our revenue in 2014 and 2013. Monitronics International, Inc. represented greater than 15% but not more than 20% of our revenue in 2015, 2014 and 2013. United Technologies Corporation represented greater than 10% but not more than 15% of our revenue in 2014.
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
Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as a thermostat that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected — each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite some of the disadvantages of this approach, may reduce demand for our connected home solutions. If so, our service providers may switch and offer the point products and services of competing companies, which would adversely affect our sales and profitability. If a significant number of consumers in our target market choose to adopt point products rather than our connected home solutions, then our business, financial condition, cash flows and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.
Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could adversely affect our ability to compete effectively and harm our results of operations.
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, financial condition, cash flows and results of operations.
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
A significant decline in our SaaS and license revenue renewal rate would have an adverse effect on our business, financial condition, cash flows and results of operations.
We generally bill our service providers based on the number of subscribers they have on our platform and the features being utilized by subscribers on a monthly basis in advance. Subscribers could elect to terminate our services in any given month. If our efforts and our service providers’ efforts to satisfy our existing subscribers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. We track our SaaS and license revenue renewal rate on an annualized basis, as reflected in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics — SaaS and License Revenue Renewal Rate.” However, our service providers, who resell our services to our subscribers, have indicated that they typically have three to five year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service providers. As a result, we may not be able to accurately predict future trends in renewals and the resulting churn. Subscribers may choose not to renew their contracts for many reasons, including the belief that our service is not required for their needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our subscribers may not renew for reasons entirely out of our control, such as moving a residence or the dissolution of their business, which is particularly common for small to mid-sized businesses. A significant increase in our churn would have an adverse effect on our business, financial condition, cash flows or results of operations.
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
Our solutions are incorporated into the hardware of our third-party security platform providers. For example, our hardware platform partners produce control devices that deliver our platform services to subscribers. It may be necessary in the future to renegotiate agreements relating to various aspects of these solutions or other third party solutions. The inability to easily integrate with, or any defects in, any third-party solutions could result in increased costs, or in delays in new product releases or updates to our existing solutions until such issues have been resolved, which could have a material adverse effect on our business, financial condition, cash flows, results of operations and future prospects and could damage our reputation. In addition, if these third-party solution providers choose not to partner with us, choose to integrate their solutions with our competitors’ platforms, or are unable or unwilling to update their solutions, our business, financial condition, cash flows and results of operations could be harmed. Further, if third-party solution providers that we partner with or that we would benefit from partnering with are acquired by our competitors, they may choose not to offer their solutions on our platform, which could adversely affect our business, financial condition, cash flows and results of operations.

We rely on wireless carriers to provide access to wireless networks through which we provide our wireless alarm, notification and intelligent automation services, and any interruption of such access would impair our business.
We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks. Any suspension or other interruption of services would adversely affect our ability to provide our services to our service providers and subscribers and may adversely affect our reputation. In addition, the inability to maintain our existing contracts with our wireless carriers or enter into new contracts with such wireless carriers could have a material adverse effect on our business, financial condition, cash flows and results of operations.
If we are unable to adapt to technological change, including maintaining compatibility with a wide range of devices, our ability to remain competitive could be impaired.
The market for connected home solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new subscribers and increase revenue from existing subscribers will depend in significant part on our ability to anticipate changes in industry standards, to continue to enhance our existing solutions or introduce new solutions on a timely basis to keep pace with technological developments, and to maintain compatibility with a wide range of connected devices in the home and business. We may change aspects of our operating system and may utilize open source technology in the future, which may cause difficulties including compatibility, stability and time to market. The success of this or any enhanced or new product or solution will depend on several factors, including the timely completion and market acceptance of the enhanced or new product or solution. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, cash flows and results of operations.
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
We depend on our suppliers, and the loss of any key supplier could materially and adversely affect our business, financial condition, cash flows and results of operations.
Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platform and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 37% of our hardware and other revenue in 2015. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platform and solutions to service providers, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract subscribers.
We believe that building and maintaining market awareness, brand recognition and goodwill in a cost-effective manner is critical to our overall success in achieving widespread acceptance of our existing and future solutions and is an important element in attracting new service providers and subscribers. An important part of our business strategy is to increase service provider and consumer awareness of our brand and to provide marketing leadership, services and support to our service provider network. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be hindered by the marketing efforts of our competitors and our reliance on our service providers and strategic partners to promote our brand. If we are unable to cost-effectively maintain and increase awareness of our brand, our business, financial condition, cash flows and results of operations could be harmed.
We operate in the emerging and evolving connected home market, which may develop more slowly or differently than we expect. If the connected home market does not grow as we expect, or if we cannot expand our platform and solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.
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
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our service providers, subscribers and employees, including credit card information for many of our service providers and certain of our subscribers. If security breaches in connection with the delivery of our solutions allow unauthorized third parties to access any of this data or obtain control of our subscribers’ systems, our reputation, business, financial condition, cash flows and results of operations could be harmed.
The legal, regulatory and contractual environment surrounding information security, privacy and credit card fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of service provider, subscriber, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in loss of confidential information, damage to our reputation, early termination of our service provider contracts, significant costs, fines, litigation, regulatory investigations or actions and other liabilities or actions against us. Moreover, to the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in consumer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. Such an event could additionally result in adverse publicity and therefore adversely affect the market's perception of the security and reliability of our services. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platform and solutions. If any one of these risks materializes our business, financial condition, cash flows or results of operations could be materially and adversely affected.

Our strategy includes pursuing acquisitions, and our potential inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results. Future acquisitions of technologies, assets or businesses, which are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.
We recently agreed to acquire Icontrol's Connect and Piper business units and have acquired businesses in the past. For example, we acquired EnergyHub, Inc. in 2013 and we acquired the assets of Horizon Analog, Inc. and Secure-i, Inc., respectively, in December 2014, and of HiValley Technology Inc. in March 2015. We believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses. The proposed Acquisition, if closed, and any other acquisitions we may complete will give rise to risks, including:

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
Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with acquisitions, including those we may encounter with the proposed Acquisition. To the extent we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our business, financial condition, cash flows and results of operations could be harmed. Acquisitions also could impact our financial position and capital requirements, or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.
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
We may pursue business opportunities that diverge from our current business model, including expanding our platform and solutions and investing in new and unproven technologies. For example, in 2013, we entered the energy management market through our acquisition of EnergyHub, Inc. We can offer no assurance that any such new business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could reduce operating margins and require more working capital, materially and adversely affect our business, financial condition, cash flows or results of operations.
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

On October 6, 2015, the European Court of Justice issued a ruling that calls into question the continued availability of all provisions of the United States-European Union Safe Harbor Framework, a privacy protection mechanism that facilitated the transfer of personal data to the United States in compliance with the European Commission’s Directive on Data Protection. The US and EU have implemented a new cooperative program for transferring personal data, referred to as the Privacy Shield, that goes into effect on August 1, 2016. However, the validity of other transfer mechanisms, including Model Contracts, is currently being challenged in the European Court of Justice and it is possible that the validity of the Privacy Shield will be challenged as well. The European Union has issued a new General Data Protection Regulation, or GDPR, that will go into effect in 2018. As a result of these ongoing challenges there will continue to be significant regulatory uncertainty surrounding the validity of data transfers from the European Union to the United States. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Further, in the event of a breach of personal information that we hold, we may be subject to governmental fines, individual claims, remediation expenses, and/or harm to our reputation. Moreover, if future laws and regulations limit our ability to use and share this data or our ability to store, process and share data over the Internet, demand for our platform and solutions could decrease, our costs could increase, and our business, financial condition, cash flows and results of operations could be harmed.
Although we are not currently subject to the Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, or HIPAA, which regulates the use and disclosure of Protected Health Information, or PHI, we may modify our platform and solutions to become HIPAA compliant. Becoming fully HIPAA compliant involves adopting and implementing privacy and security policies and procedures as well as administrative, physical and technical safeguards. Additionally, HIPAA compliance requires certain agreements with contracting partners to be in place and the appointment of a Privacy and Security Officer. Endeavoring to become HIPAA compliant may be costly both financially and in terms of administrative resources. It may take substantial time and require the assistance of external resources, such as attorneys, information technology, and/or other consultants. We would have to be HIPAA compliant to provide services for or on behalf of a health care provider or health plan pursuant to which PHI is accessed, created, maintained or transmitted. Thus, if we do not become fully HIPAA compliant, our expansion opportunities may be limited. Furthermore, it is possible that HIPAA may be expanded in the future to apply to certain of our platform and/or solutions as currently constituted.
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
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In the future, we may not be able to timely secure debt or equity financing on favorable terms or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock, including shares of common stock sold in our initial public offering, or IPO. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of June 30, 2016, we had $30.1 million of goodwill and identifiable intangible assets, and we expect that the proposed Acquisition, if consummated, will increase the goodwill and identifiable intangible assets on our consolidated balance sheet. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, financial condition, cash flows and results of operations. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platform and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service providers or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service providers and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platform and solutions, our business, financial condition, cash flows and results of operations would be harmed.
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
We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and possibly other anti-bribery laws, including those that comply with the Organization for Economic Cooperation and Development, or OECD, Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing directly or indirectly improper payments or benefits to recipients in the public or private-sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. Our company has direct government interactions and in several cases uses third-party representatives, including dealers, for regulatory compliance, sales and other purposes in a variety of countries. These factors increase our anti-corruption risk profile. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners, and agents will comply with these laws and policies.
We are also subject to data privacy and security laws, anti-money laundering laws (such as the USA PATRIOT Act), and import/export laws and regulations in the United States and in other jurisdictions.
Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. Our platform and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our platform and solutions must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our service providers fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our platform or solutions or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our platform and solutions in international markets, prevent our service providers with international operations from deploying our platform and solutions or, in some cases, prevent the export or import of our platform and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our platform and solutions, or in our decreased ability to export or sell our platform and solutions to existing or potential service providers with international operations. Any decreased use of our platform and solutions or limitation on our ability to export or sell our platform and solutions would likely adversely affect our business, financial condition, cash flows and results of operations.

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
Furthermore, U.S. export control laws and economic sanctions programs prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. Even though we take precautions to prevent our platform and solutions from being shipped or provided to U.S. sanctions targets, our platform and solutions could be shipped to those targets or provided by third-parties despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such programs, could result in decreased use of our platform and solutions, or in our decreased ability to export or sell our platform and solutions to existing or potential service providers, which would likely adversely affect our business, financial condition, cash flows and results of operations.

Changes in laws that apply to us could result in increased regulatory requirements and compliance costs which could harm our business, financial condition, cash flows and results of operations. In certain jurisdictions, regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm, and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, cash flows and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, financial condition, cash flows and results of operations.
From time to time, we are involved in legal proceedings as to which we are unable to assess our exposure and which could become significant liabilities in the event of an adverse judgment.
We are involved and have been involved in the past in legal proceedings from time to time. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents owned by Vivint. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on this matter. In addition, should the proposed Acquisition be consummated, we would assume certain currently pending patent related litigation matters brought by Icontrol. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risks related to these suits, and we may be unable to accurately assess our level of exposure. As a result of these proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly. For example, we have initiated and been involved with intellectual property litigation as a result of which we have entered into cross-license agreements relating to our and third-party intellectual property, and in one such case we initiated in 2013 and settled in January 2014, we incurred $11.2 million of legal expense in 2013.

Our business operates in a regulated industry.
Our business, operations and service providers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. Our advertising and sales practices and that of our service provider network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service providers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service providers, and to require our service providers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our service providers’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service providers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.
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

We face many risks associated with our plans to expand internationally, which could harm our business, financial condition, cash flows and results of operations.
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

We believe that our proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, patents, trademarks, domain names and other measures, some of which afford only limited protection. We also rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology, or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure or inability to adequately protect our intellectual property and proprietary rights could harm our business, financial condition, cash flows and results of operations.
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
The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been involved with patent litigation suits in the past and we may be involved with and subject to similar litigation in the future to defend our intellectual property position. For example, on June 2, 2015, Vivint filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using, and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation and our service provider contracts may require us to indemnify them against certain liabilities they may incur as a result of our infringement of any third party intellectual property. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. For example, in 2013, we incurred $11.2 million in legal fees associated with intellectual property litigation that we asserted against a third party and the related counterclaims and in 2014, we incurred $1.4 million of costs related to intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Given that our platform and solutions integrate with all aspects of the home, the risk that our platform and solutions may be subject to these allegations is exacerbated. As we seek to extend our platform and solutions, we could be constrained by the intellectual property rights of others. If our platform and solutions exceed the scope of in-bound licenses or violate any third party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our platform and solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition, cash flows and results of operations. If we were compelled to withdraw any of our platform and solutions from the market, our business, financial condition, cash flows and results of operations could be harmed.
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

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and accordingly there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our platform and solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our platform and solutions, to re-develop our platform and solutions, to discontinue sales of our platform and solutions or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, cash flows and results of operations or require us to devote additional research and development resources to change our solutions.
Although we are not aware of any use of open source software in our platform and solutions that would require us to disclose all or a portion of the source code underlying our core solutions, it is possible that such use may have inadvertently occurred in deploying our platform and solutions. Additionally, if a third party software provider has incorporated certain types of open source software into software we license from such third party for our platform and solutions without our knowledge, we could, under certain circumstances, be required to disclose the source code to our platform and solutions. This could harm our intellectual property position as well as our business, financial condition, cash flows and results of operations.
Risks Related to Ownership of Our Common Stock
An active trading market for our common stock may not continue to develop or be sustained.
Prior to our IPO, there was no public market for our common stock. Although our common stock is listed on The NASDAQ Global Select Market, we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.
The market price of our common stock has been and is likely to continue to be volatile.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $25.84 through June 30, 2016. Factors that may affect the market price of our common stock include:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	variance in our financial performance from expectations of securities analysts;

•
announcements by us or our competitors of significant business developments, acquisitions or new solutions, including the recently announced proposed Acquisition, and market assumptions regarding whether and when the potential Acquisition will occur and the impact of the proposed Acquisition on our operating results;

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

Sales of our common stock in the public market following the filing of this Quarterly Report could cause our share price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, including in the period following the filing of this Quarterly Report on Form 10-Q. As of June 30, 2016, 45,678,564 shares of our common stock were issued and 45,624,695 shares of our common stock were outstanding. The majority of these shares were acquired prior to our IPO and were subject to lock-up agreements prohibiting holders of these shares from selling any of their shares for a period of 180 days following our IPO. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If these or other holders of our shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. Furthermore, shares of our common stock subject to outstanding awards under our Amended and Restated 2009 Equity Incentive Plan, as well as the shares of our common stock reserved for future issuance under our 2015 Equity Incentive Plan, under our 2015 Employee Stock Purchase Plan and upon exercise of outstanding warrants, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.
We are an “emerging growth company,” and as a result of the reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, the JOBS Act. For as long as we qualify as an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and non-binding stockholder approval of any golden parachute payments not previously approved. As we have elected to take advantage of the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. As we intend to provide reduced disclosures in our periodic reports and proxy statements regarding executive compensation while we are an emerging growth company, investors will have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” for up to five years or such earlier time that we no longer qualify as an emerging growth company. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our IPO.

We are obligated to develop and maintain a system of effective internal controls over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the 2016 annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors are not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we no longer qualify as an “emerging growth company” as defined in the JOBS Act.
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
We completed our IPO on July 1, 2015. As a newly public company, we have incurred and we will continue to incur increased legal, accounting and other costs not incurred as a private company. The Sarbanes-Oxley Act and related rules and regulations of the SEC regulate the corporate governance practices of public companies. We expect that compliance with these requirements will continue to increase certain of our expenses and make some activities more time-consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively affect our financial results.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and subject to the restrictions on paying dividends in our 2014 Facility and any future indebtedness. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our future depends in part on the interests and influence of key stockholders.
As of December 31, 2015, our directors and executive officers, together with their affiliates, beneficially own 78.5% of the voting power of our outstanding capital stock. As a result, these stockholders are able to determine the outcome of matters submitted to our stockholders for approval. This ownership could affect the value of your shares of common stock by, for example, these stockholders electing to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination. This concentration of ownership may also adversely affect the market price of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

On July 1, 2015, we closed our IPO, in which we issued and sold 7,000,000 shares of common stock at a public offering price of $14.00 per share, resulting in gross proceeds of $98.0 million. On July 8, 2015, pursuant to the underwriters’ exercise of their over-allotment option to purchase up to an additional 525,000 shares from us and up to an additional 525,000 shares from the selling stockholders, we issued and sold an additional 525,000 additional shares of our common stock and certain selling stockholders affiliated with ABS Capital Partners sold 525,000 shares of our common stock, resulting in additional gross proceeds to us of $7.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1

(File No. 333-204428), which was declared effective by the SEC on June 25, 2015. Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, and BofA Merrill Lynch acted as joint book-running managers of our IPO, which has now terminated, and Stifel, Raymond James & Associates, Inc., William Blair & Company, LLC and Imperial Capital, LLC acted as co-managers. The net proceeds to us, after deducting underwriting discounts and commission of approximately $7.4 million and offering expenses of $5.0 million, were $93.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested a portion of the net offering proceeds into money market securities. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated June 25, 2015 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on June 26, 2015. As of September 30, 2015, all expenses incurred in connection with our IPO had been paid.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1 to April 30, 2016	—	—
May 1 to May 31, 2016	1,924	$4.89
June 1 to June 30, 2016	—	—
Total	1,924	$4.89

(1) Represents shares of unvested common stock that were repurchased by us from certain former employees upon termination of employment in accordance with the terms of the employee’s stock option agreement. We repurchased the shares from the former employee at the original exercise price.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
Amendment to Debt Facility
On August 10, 2016, we entered into a Third Amendment to Credit Agreement with SVB and the several lenders and other financial institutions or entities named therein (the “Third Amendment”), pursuant to which the parties agreed to amend the terms of our 2014 Facility. Pursuant to the terms of the Third Amendment, we increased our current borrowing capacity under the 2014 Facility from $50.0 million to $75.0 million. In addition, we amended the terms of the 2014 Facility to (1) provide for an option to further increase the borrowing capacity to $125.0 million with the consent of the lenders, (2) increase the maximum consolidated leverage ratio from 2:50:1:00 to 3:00:1:00, and (3) extend the maturity date of the 2014 Facility to November 2018. The definition of “Consolidated Adjusted EBITDA” was also modified to add back one-time expenses in connection with (1) the Vivint litigation matter, (2) the proposed Acquisition, and (3) compliance with The Hart-Scott-Rodino Antitrust Improvements Act of 1976 not to exceed (i) for all periods prior to and including June 30, 2017 in the aggregate, the lesser of (a) $5,000,000 and (b) 20% of Consolidated Adjusted EBITDA and (ii) for all periods after June 30, 2017 in the aggregate, the lesser of (a) $5,000,000 and (b) 15% of Consolidated Adjusted EBITDA.
The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including financing the proposed Acquisition of two business units from Icontrol and other acquisitions as permitted under the terms of the 2014 Facility. We expect to draw an additional $55 to $65 million from the 2014 Facility to fund the proposed Acquisition.
The foregoing description of the Third Amendment is only a summary and is qualified in its entirety by reference to the Third Amendment, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Director Resignation

On August 11, 2016, Ralph Terkowitz informed us of his intention to resign from the Board of Directors and as a member of the Compensation Committee, effective as of August 15, 2016. Mr. Terkowitz’s resignation is due to personal reasons and not related to any disagreement with the company or the Board. In connection with Mr. Terkowitz's resignation, the Board reduced the authorized number of directors from seven (7) to six (6) members.

Effective as of August 15, 2016, Darius Nevin was appointed to the Board’s Compensation Committee to fill the vacancy created by Mr. Terkowitz’s resignation, and was named chairman thereof.
Appointment of Principal Financial Officer
Our Board of Directors has appointed Stephen Trundle, effective August 15, 2016, to serve as our principal financial officer in addition to his current roles as our President and Chief Executive Officer and principal executive officer.
Mr. Trundle, age 47, has served as our President and Chief Executive Officer since May 2003 and as a member of our Board of Directors since October 2003. Previously, Mr. Trundle served in various positions with MicroStrategy Incorporated, including as Vice President of Technology and Chief Technology Officer. He holds an A.B. in Engineering and an A.B. in Government from Dartmouth College.
Mr. Trundle was not appointed to serve as principal financial officer pursuant to any arrangements or understandings with us or with any other person, and there are no related party transactions between Mr. Trundle and us that would require disclosure under Item 404(a) of Regulation S-K. His compensation will not be changed in connection with his designation as principal financial officer.
As previously announced, we are conducting a search for a new Chief Financial Officer.

Appointment of Interim Principal Accounting Officer

On August 15, 2016, our Board of Directors formally appointed Allan J. (AJ) Gollinger to serve as our interim principal accounting officer in addition to his current duties as corporate controller while we complete our search for a new Chief Financial Officer.

Mr. Gollinger, age 40, has served as our corporate controller since July 2012. Previously, he served as a financial management consultant with Morgan Franklin Corporation from 2010 to 2012, and in various positions with Marquis Custom Homes, LLC from 2005 to 2010, including holding the position of Vice President and Controller/Director of Finance. Mr. Gollinger holds a B.S. in accounting and has a certificate in business law from The Pennsylvania State University.

Mr. Gollinger was not appointed to serve as principal accounting officer pursuant to any arrangements or understandings with us or with any other person, and there are no related party transactions between Mr. Gollinger and us that would require disclosure under Item 404(a) of Regulation S-K. We have not entered into any material plan, contract, arrangement or amendment with Mr. Gollinger, and no compensatory grants or awards were made to Mr. Gollinger, in connection with his appointment as principal accounting officer. Mr. Gollinger is eligible to receive grants under our equity incentive plans.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
2.1(1)	Asset purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and Alarm.com Holdings, Inc. as Guarantor, dated as of June 23, 2016
3.1(2)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(3)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015.
10.2	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015.
10.3	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016.
10.4	Third Amendment to Credit Agreement by and among Alarm.com Holdings, Inc., Alarm.com Incorporated, Silicon Valley Bank and the several lenders from time to time parties thereto, dated August 10, 2016.
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
_______________

(1) Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on June 23, 2016, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on July 2, 2015, and incorporated herein by reference.

(3) Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on July 2, 2015, and incorporated herein by reference.

* This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALARM.COM HOLDINGS, INC.

Date:	August 15, 2016	By:	/s/ Stephen Trundle
Stephen Trundle
President and Chief Executive Officer (On behalf of the registrant and in his capacity as Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
2.1(1)	Asset purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and Alarm.com Holdings, Inc. as Guarantor, dated as of June 23, 2016
3.1(2)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(3)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015.
10.2	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015.
10.3	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016.
10.4	Third Amendment to Credit Agreement by and among Alarm.com Holdings, Inc., Alarm.com Incorporated, Silicon Valley Bank and the several lenders from time to time parties thereto, dated August 10, 2016.
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
_______________

(1) Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on June 23, 2016, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on July 2, 2015, and incorporated herein by reference.

(3) Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on July 2, 2015, and incorporated herein by reference.

* This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.