Form 10-Q
period 2016-09-30
Alarm.com Holdings, Inc.
filed 2016-11-14
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of November 3, 2016, there were 45,974,317 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM®

ALARM.COM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(2)	2016	2015(2)
Revenue:
SaaS and license revenue	$44,630	$36,158	$126,652	$102,247
Hardware and other revenue	23,216	17,849	64,660	49,720
Total revenue	67,846	54,007	191,312	151,967
Cost of revenue(1):
Cost of SaaS and license revenue	7,787	6,764	21,779	19,094
Cost of hardware and other revenue	18,579	13,205	50,886	38,171
Total cost of revenue	26,366	19,969	72,665	57,265
Operating expenses:
Sales and marketing	10,705	8,425	29,532	24,405
General and administrative	14,804	10,412	42,124	25,996
Research and development	11,477	9,836	32,224	26,667
Amortization and depreciation	1,659	1,504	4,863	4,370
Total operating expenses	38,645	30,177	108,743	81,438
Operating income	2,835	3,861	9,904	13,264
Interest expense	(49)	(44)	(137)	(128)
Other income / (expense), net	139	(7)	338	(62)
Income before income taxes	2,925	3,810	10,105	13,074
Provision for income taxes	358	867	2,927	4,581
Net income	2,567	2,943	7,178	8,493
Dividends paid to participating securities	—	—	—	(18,987)
Income allocated to participating securities	—	(45)	—	—
Net income / (loss) attributable to common stockholders	$2,567	$2,898	$7,178	$(10,494)

Per share information attributable to common stockholders:
Net income / (loss) per share:
Basic	$0.06	$0.06	$0.16	$(0.62)
Diluted	$0.05	$0.06	$0.15	$(0.62)
Weighted average common shares outstanding:
Basic	45,716,961	44,922,410	45,615,399	16,910,090
Diluted	48,319,952	46,872,695	47,741,365	16,910,090
Cash dividends declared per share	$—	$—	$—	$0.36
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	The three and nine months ended September 30, 2015 historical condensed consolidated statement of operations have been revised (Note 2).

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$135,050	$128,358
Accounts receivable, net	28,734	21,348
Inventory	11,504	6,474
Other current assets	8,261	4,870
Total current assets	183,549	161,050
Property and equipment, net	17,645	15,446
Intangible assets, net	4,950	6,318
Goodwill	24,723	24,723
Deferred tax assets	14,255	11,915
Other assets	5,226	6,643
Total Assets	$250,348	$226,095
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$27,541	$19,276
Accrued compensation	7,550	7,514
Deferred revenue	2,122	2,289
Total current liabilities	37,213	29,079
Deferred revenue	9,997	9,701
Long-term debt	6,700	6,700
Other liabilities	12,138	10,484
Total Liabilities	66,048	55,964
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 45,932,589 and 45,581,662 shares issued; and 45,897,911 and 45,485,294 shares outstanding as of September 30, 2016 and December 31, 2015.	459	455
Additional paid-in capital	304,726	297,781
Treasury stock, 0 shares as of September 30, 2016 and 35,523 shares at a cost of $1.20 per share as of December 31, 2015.	—	(42)
Accumulated other comprehensive income	—	—
Accumulated deficit	(120,885)	(128,063)
Total Stockholders’ Equity	184,300	170,131
Total Liabilities and Stockholders’ Equity	$250,348	$226,095

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2016	2015(2)
Net income	$7,178	$8,493
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	415	420
Reserve for product returns	1,537	1,148
Amortization for patents and tooling	550	258
Amortization and depreciation	4,863	4,370
Amortization of debt issuance costs	79	81
Deferred income taxes	(2,340)	(2,310)
Change in fair value of contingent liability	(226)	180
Undistributed losses from equity investees	60	285
Stock-based compensation	2,880	2,678
Other, net	—	(49)
Changes in operating assets and liabilities (net of business acquisition):
Accounts receivable	(9,337)	(6,043)
Inventory	(5,030)	(2,724)
Other assets	(3,056)	(1,904)
Accounts payable, accrued expenses and other current liabilities	9,302	10,414
Deferred revenue	130	1,095
Other liabilities	1,801	4,784
Cash flows from operating activities	8,806	21,176
Cash flows used in investing activities:
Business acquisition, net of cash acquired	—	(5,849)
Additions to property and equipment	(6,110)	(6,520)
Investment in cost method investee	(139)	(54)
Issuances of notes receivable	(73)	(317)
Repayments of notes receivable	2,441	—
Purchases of licenses to patents	(1,600)	(1,000)
Cash flows used in investing activities	(5,481)	(13,740)
Cash flows from financing activities:
Proceeds from issuance of common stock from initial public offering, net of underwriting discount and commission	—	97,976
Payments of debt issuance costs	(131)	—
Payments of long-term consideration for business acquisitions	(417)	—
Dividends paid to common stockholders	—	(1,013)
Dividends paid to employees for unvested shares	—	(57)
Dividends paid to redeemable convertible preferred stockholders	—	(18,930)
Payments of offering costs	—	(2,632)
Repurchases of common stock	(12)	(1)
Proceeds from early exercise of stock options	—	124
Issuances of common stock from equity-based plans	1,202	300
Tax windfall benefit from stock options	2,725	826
Cash flows from financing activities	3,367	76,593
Net increase in cash and cash equivalents	6,692	84,029
Cash and cash equivalents at beginning of the period	128,358	42,572
Cash and cash equivalents at end of the period	$135,050	$126,601

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Supplemental disclosure of noncash investing and financing activities:	2016	2015(2)
Conversion of redeemable convertible preferred stock to common stock	$—	$202,456
Cash not yet paid for business acquisitions	$—	$617
Contingent liability from business acquisition	$5	$880
Cash not yet paid for capital expenditures	$359	$232
Reclassification of deferred offering costs to additional paid-in-capital	$—	$5,024

(2) The nine months ended September 30, 2015 historical condensed consolidated statements of cash flow has been revised (Note 2).

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statement of Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	—	$—	45,485	$455	$297,781	$(42)	$(128,063)	$170,131
Common stock issued in connection with equity-based plans	—	—	353	3	1,199	—	—	1,202
Vesting of common stock subject to repurchase	—	—	60	1	228	—	—	229
Stock-based compensation	—	—	—	—	2,880	—	—	2,880
Tax benefit from stock options, net	—	—	—	—	2,680	—	—	2,680
Retirement of treasury stock	—	—	—	—	(42)	42	—	—
Net income	—	—	—	—	—	—	7,178	7,178
Balance as of September 30, 2016	—	$—	45,898	$459	$304,726	$—	$(120,885)	$184,300

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2016 and 2015
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
In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2016.
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
September 30, 2015 Revision
During the fourth quarter of 2015, we identified an immaterial error related to the amount of stock-based compensation expense that we recorded in the third quarter of 2015 and reported in our Quarterly Report on Form 10-Q for September 30, 2015 which was filed with the SEC on November 10, 2015. We disclosed the error in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016 and have revised our previously reported financial results for the quarter ended September 30, 2015 to correct the error. We concluded that this correction had no impact on our previously issued quarterly financial statements or our 2015 audited consolidated financial statements. The financial results for the three and nine months ended September 30, 2015 included within this Quarterly Report on Form 10-Q for September 30, 2016 are the revised financial results.

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
Not yet adopted
On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the classification of certain cash receipts and payments in the statement of cash flows with the objective of reducing existing diversity in practice. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2016-15 in the first quarter of 2018 and we do not anticipate that the adoption of this standard will have a material effect on our financial statements.
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
Note 3. Accounts Receivable, Net
The components of accounts receivable, net are as follows (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$32,430	$24,779
Allowance for doubtful accounts	(1,301)	(1,315)
Allowance for product returns	(2,395)	(2,116)
Accounts receivable, net	$28,734	$21,348
We recorded a $0.2 million and a $0.4 million provision for doubtful accounts receivable for the three and nine months ended September 30, 2016, respectively, as compared to less than $0.1 million and $0.4 million for the same periods in the prior year. We recorded a $0.5 million and a $1.5 million reserve for product returns in our hardware and other revenue for the three and nine months ended September 30, 2016, respectively, as compared to $0.3 million and $1.1 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.
Note 4. Inventory
The components of inventory are as follows (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$5,364	$3,026
Finished goods	6,140	3,448
Total inventory	$11,504	$6,474
Note 5. Acquisitions
Proposed Acquisition

During our second quarter of 2016, we entered into a definitive agreement to acquire two business units, Connect and Piper, from Icontrol Networks, Inc., or Icontrol, for a purchase price of approximately $140.0 million, or the Acquisition. Connect develops and sells a custom, on-premise software platform that powers several service providers' solutions for interactive security and automation including ADT Pulse® which was estimated to have 1.6 million subscribers as of December 31, 2015. Piper develops and sells a Wi-Fi-enabled video and home automation hub. We expect the proposed Acquisition to contribute to revenue growth and be EPS accretive on a non-GAAP basis for the full year 2017. The proposed Acquisition is subject to customary closing conditions as well as certain events that we cannot control, including regulatory approvals and the closing of the acquisition of Icontrol's Converge business unit by Comcast Cable Communications, LLC, a subsidiary of Comcast Corporation, or Comcast.

On September 12, 2016, we and Icontrol each received a request for additional information and documentary materials, or a second request, from the U.S. Federal Trade Commission, or the FTC, in connection with the FTC’s review of the proposed Acquisition. On September 22, 2016, we and Icontrol entered into a timing agreement with the FTC and agreed not to consummate the proposed Acquisition before the 45th calendar day following the date of certifying substantial compliance with the second request, unless we have received prior notice that the FTC has concluded its review. We and Icontrol are in the process of responding to the second request but ongoing review at the FTC will likely result in the proposed Acquisition not closing until the first quarter of 2017. Further, on November 2, 2016, in response to questions raised by the FTC, we and Icontrol represented to the FTC that the terms of the acquisition agreement would be modified to ensure we do not exercise any control over the ongoing operations of the Icontrol business until such time as the waiting period under the Hart-Scott-Rodino Act expires or is terminated. We and Icontrol are also providing documents and information to the FTC to address these questions.

Effective as of August 19, 2016, or the Effective Date, our subsidiary, Alarm.com Incorporated, or Alarm.com, and ADT LLC, or ADT, amended their existing master services agreement, or the Amended MSA. The Amended MSA provides that following the closing, if any, of the proposed Acquisition, in exchange for certain incentives and service obligations provided to ADT, Alarm.com will serve as the exclusive provider of services for ADT’s professionally installed residential interactive security, automation and video service offerings for a period of up to five (5) years following the Effective Date, subject to Alarm.com achieving certain performance conditions and with certain exclusions. The Amended MSA also includes certain installation, maintenance, support, indemnity and development requirements and can be terminated if such requirements are not satisfied, including without notice if certain events occur. The foregoing description of the material terms of the Amended MSA does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Amended MSA. We have submitted a request for confidential treatment of certain portions of the Amended MSA to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
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
The revenue and net income from SecurityTrax's operations since its acquisition date, March 13, 2015, were included in the Alarm.com segment for the three and nine months ended September 30, 2015 (see Note 16). The following pro forma data has been prepared as if SecurityTrax was included in our historical consolidated statements of operations beginning on January 1, 2015. These pro forma results do not necessarily represent the results that may occur in the future. We have adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2014. We did not adjust for transaction costs as the transaction costs were recorded in the period of acquisition. We also included adjustments for income taxes associated with these pro forma adjustments. The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis. For the nine months ended September 30, 2015, our unaudited pro forma revenue was $152.2 million and our unaudited pro forma net income was $8.7 million.
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
Contingent Consideration Liability
The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, to the former owners of SecurityTrax will be determined based on revenue and EBITDA of the acquired business for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. We used several assumptions including an 8.45% discount rate and a 7.5% revenue risk adjustment. We recorded the contingent consideration, valued at $0.7 million, as a contingent consideration liability in other liabilities in our condensed consolidated balance sheet. At each reporting date we will remeasure the liability and record any changes in general and administrative expense, until we pay the contingent consideration, if any, in the first quarter of 2018. We adjusted the fair value of the contingent consideration liability to less than $0.1 million as of September 30, 2016 using the same method with updated assumptions and forecast, which resulted in less than $0.1 million and $0.2 million of income for the three and nine months ended September 30, 2016. The fair value of the contingent consideration liability was $0.2 million as of December 31, 2015. For the change in the fair value of the liability from acquisition date through September 30, 2015, we recorded $0.1 million and $0.2 million of expense in general and administrative expense during the three and nine months ended September 30, 2015.
Note 6. Goodwill and Intangible Assets, Net
The following table reflects changes in goodwill by operating segment for the nine months ended September 30, 2016 (in thousands):

	Alarm.com	Other	Total
Balance as of December 31, 2015	$24,723	$—	$24,723
Goodwill acquired	—	—	—
Balance as of September 30, 2016	$24,723	$—	$24,723

There were no impairments of goodwill recorded during the three and nine months ended September 30, 2016 and 2015.
The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended September 30, 2016 (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Other	Total
Balance as of December 31, 2015	$4,449	$1,486	$273	$110	$6,318
Intangible assets acquired	—	—	—	—	—
Amortization	(827)	(358)	(95)	(88)	(1,368)
Balance as of September 30, 2016	$3,622	$1,128	$178	$22	$4,950
We recorded $0.4 million and $1.4 million of amortization related to our intangible assets for the three and nine months ended September 30, 2016, respectively, as compared to $0.6 million and $1.6 million for the same periods in the prior year.
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$10,666	$(7,044)	$3,622	4.0
Developed technology	5,390	(4,262)	1,128	4.3
Trade name	914	(736)	178	4.4
Other	234	(212)	22	0.2
Total intangible assets	$17,204	$(12,254)	$4,950

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$10,666	$(6,217)	$4,449	4.5
Developed technology	5,390	(3,904)	1,486	4.8
Trade name	914	(641)	273	4.7
Other	234	(124)	110	0.9
Total intangible assets	$17,204	$(10,886)	$6,318
The following table reflects the future estimated amortization expense for intangible assets as of September 30, 2016 (in thousands):

Year Ending December 31,	Amortization
Remainder of 2016	$358
2017	1,400
2018	1,329
2019	579
2020 and thereafter	1,284
Total future amortization expense	$4,950

Note 7. Investments in Other Entities
Cost Method Investment in Connected Home Service Provider
We own 20,000 Series A Convertible Preferred Membership Units and 2,667 Series B Convertible Preferred Membership Units of a Brazilian connected home solutions provider, which represents an interest of 12.4% on a fully diluted basis, and was purchased for $0.4 million. On April 15, 2015, we purchased 2,333 Series B-1 Convertible Preferred Membership Units at $23.31 per unit, for a purchase price of $0.1 million, which increased our aggregate equity interest to 12.6% on a fully diluted basis. On April 20, 2016, we purchased an additional 6,904 Series B-1 Convertible Preferred Membership Units at $20.19 per unit, for a purchase prices of $0.1 million, which increased our aggregate equity interest to 14.3% on a fully diluted basis. The entity resells our products and services to residential and commercial customers in Brazil. Based upon the level of equity investment at risk, the connected home service provider is a VIE. We do not control the marketing, sales, installation, or customer maintenance functions of the entity and therefore do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of the entity and do not consolidate its financial results into ours. We account for this investment using the cost method. As of September 30, 2016 and December 31, 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The investment is included in other assets in our condensed consolidated balance sheets and was $0.6 million as of September 30, 2016 and $0.4 million as of December 31, 2015.
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
In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0% per annum. Interest is payable monthly with the entire principal balance plus any accrued but unpaid interest due on the note's maturity date. This event did not cause us to reconsider our conclusion that the installation partner has sufficient equity investment at risk and therefore was not a VIE. We have continued to account for the investment under the equity method. In the fourth quarter of 2015, accumulated operating losses of our installation partner exceeded its equity contributions, and we began to record 100% of its net losses, which amounted to $0.2 million, against our $0.3 million note receivable. The note was amended in September 2016 to extend the maturity date to September 2018. In our condensed consolidated balance sheets, the $0.1 million note receivable balance was included in other assets as of September 30, 2016 and included in other current assets as of December 31, 2015.
On December 11, 2015, we purchased an additional 9,290 common units of the same company for $0.2 million, which did not change our proportional share of ownership interest. This event caused us to reconsider our conclusion that the installation partner has sufficient equity investment at risk and we now consider the installation partner to be a VIE. We do not control the ability to obtain funding, the annual operating plan, marketing, sales or cash management functions of the entity and therefore, do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of our installation partner and do not consolidate its financial results into ours. We continue to account for the investment under the equity method. Due to the terms of the investment, the investment partner received additional equity contributions, and we returned to recording our share of its earnings or losses against our investment.
We recorded our share of the installation partner's loss in other income / (expense), net in our condensed consolidated statements of operations, which was less than $0.1 million for the three and nine months ended September 30, 2016 as compared to $0.1 million and $0.3 million for the same periods in the prior year. Our $1.2 million investment, net of equity losses, is included in other assets in our condensed consolidated balance sheets and was $0.1 million as of September 30, 2016 and December 31, 2015.
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

Based upon the level of equity investment at risk, the platform partner is a VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We account for this investment under the cost method. As of September 30, 2016 and December 31, 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.
As of September 30, 2016 and December 31, 2015, our $1.0 million cost method investment in a platform partner was recorded in other assets in our condensed consolidated balance sheets.
Note 8. Other Assets
Patent Licenses
From time to time, we enter into agreements to license patents. We have $4.9 million in patent licenses related to such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from three to eleven years. The net balance as of September 30, 2016 and December 31, 2015 was $3.4 million and $2.2 million. Amortization expense on patent licenses was $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, as compared to $0.2 million and $0.3 million for the three and nine months ended September 30, 2015. Amortization expense on patent licenses is included in cost of SaaS and license revenue in our condensed consolidated statements of operations.
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
During the first quarter of 2016, our distribution partner repaid the loan and the revolving loan agreement was subsequently terminated. We received $2.4 million of cash, representing the entire balance outstanding and the accrued interest at the termination date. There was no outstanding balance as of September 30, 2016. As of December 31, 2015, our distribution partner's outstanding balance was $2.4 million and the note receivable was included in other assets on our condensed consolidated balance sheets.
Loan to a Distribution Partner
In September 2016, we entered into dealer and loan agreements with a new distribution partner. The dealer agreement enables the distribution partner to resell our SaaS services and hardware to their subscribers. Under the loan agreements, we agreed to loan the distribution partner up to $4.0 million, collateralized by all assets owned by the distribution partner. The loan has two advance periods which begin each year in October and end during the following January until August 31, 2019, the term date of the loan. Interest on the outstanding principal accrues at a rate per annum equal to the greater of 6% or the LIBOR rate plus 4%, as determined on the first date of each annual advance period. The borrower has the option to extend the term of the loan for two successive terms of one year each.
For the three months ended September 30, 2016, there were no amounts drawn and there was no outstanding balance for this loan as of September 30, 2016. For the three months ended September 30, 2016, there was no revenue recognized under the dealer agreement. Subsequent to September 30, 2016 and prior to the filing of this Quarterly Report on Form 10-Q, our distribution partner has drawn $2.0 million at a rate of 6% per annum.

Note 9. Fair Value Measurements
The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2016
Fair Value Measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$126,549	$—	$—	$126,549
Total	$126,549	$—	$—	$126,549
Liabilities:
Subsidiary unit awards	$—	$—	$2,164	$2,164
Contingent consideration liability from acquisition	—	—	5	5
Total	$—	$—	$2,169	$2,169

	Fair Value Measurements on a Recurring Basis as of December 31, 2015
Fair Value Measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$122,818	$—	$—	$122,818
Total	$122,818	$—	$—	$122,818
Liabilities:
Subsidiary unit awards	$—	$—	$532	$532
Contingent consideration liability from acquisition	—	—	230	230
Total	$—	$—	$762	$762

The following table summarizes the change in fair value of the Level 3 liability for the three months ended September 30, 2016 and 2015 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Subsidiary unit awards	Contingent consideration liability from acquisition	Subsidiary unit awards	Contingent consideration liability from acquisition
Beginning of period balance	$834	$40	$152	$630
Total (gains) losses included in earnings	1,330	(35)	42	250
Ending of period balance	$2,164	$5	$194	$880

The following table summarizes the change in fair value of the Level 3 liability for the nine months ended September 30, 2016 and 2015 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Subsidiary unit awards	Contingent consideration liability from acquisition	Subsidiary unit awards	Contingent consideration liability from acquisition
Beginning of period balance	$532	$230	$—	$—
Total (gains) losses included in earnings	1,632	(225)	42	180
Purchases	—	—	—	700
Transfers into Level 3	—	—	152	—
Ending of period balance	$2,164	$5	$194	$880
The money market account is included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.
The liability for the subsidiary unit awards relates to agreements established with three employees for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We established liabilities for the future payment of the repurchase of subsidiary units under the terms of the agreements by estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the three awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue, an unobservable input, and we will record any changes in general and administrative expense. The liability balances are included in accounts payable, accrued expenses and other current liabilities or other liabilities line items in our condensed consolidated balance sheets (see Note 11).
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
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2016 and 2015. We also monitor the value of the investments for other than temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and nine months ended September 30, 2016 and 2015.

Note 10. Liabilities
The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable	$20,034	$12,813
Accrued expenses	3,034	4,244
Other current liabilities	4,473	2,219
Accounts payable, accrued expenses and other current liabilities	$27,541	$19,276

The components of other liabilities are as follows (in thousands):

	September 30, 2016	December 31, 2015
Deferred rent	$10,079	$8,435
Other liabilities	2,059	2,049
Other liabilities	$12,138	$10,484
Note 11. Debt, Commitments and Contingencies
The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.
Debt
In 2014, we repaid all of the outstanding principal and interest under a previous term loan, which was accounted for as an extinguishment of debt, and replaced it with a $50.0 million revolving credit facility, or the 2014 Facility, with Silicon Valley Bank, as administrative agent, and a syndicate of lenders. We utilized $6.7 million under the 2014 Facility to repay in full our indebtedness under the previous term loan. On August 10, 2016, the 2014 Facility was amended to (1) increase our current borrowing capacity from $50.0 million to $75.0 million, (2) provide for an option to further increase the borrowing capacity to $125.0 million with the consent of the lenders, (3) increase the maximum consolidated leverage ratio from 2:50:1:00 to 3.00:1.00, and (4) extend the maturity date of the 2014 Facility and the principal outstanding from May 2017 to November 2018. This amendment to the 2014 Facility was accounted for as a debt modification. The 2014 Facility is secured by substantially all of our assets, including our intellectual property.
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate, and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. For the nine months ended September 30, 2015, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio was less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the nine months ended September 30, 2016, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio was less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the nine months ended September 30, 2016 and 2015, the effective interest rate on the 2014 Facility was 2.73% and 2.54%.
The carrying value of the 2014 Facility was $6.7 million as of September 30, 2016 and December 31, 2015. The 2014 Facility includes a variable interest rate that approximates market rates and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value as of September 30, 2016. The 2014 Facility carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.00:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the nine months ended September 30, 2016, we were in compliance with all financial and non-financial covenants and there were no events of default.

Commitments and Contingencies
Repurchase of Subsidiary Units
In 2012, we formed a subsidiary to develop and market home and commercial energy management devices and services. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is also our employee, require a payment in cash on either the third or the fourth anniversary from the date the subsidiary first makes its products and services commercially available, which was determined to be April 1, 2014. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We recorded a liability of zero and $0.1 million related to this commitment in other liabilities in our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.
In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted awards of subsidiary stock to two employees, a key employee and the president who is also the founder. The terms of the awards, as amended, required a payment in cash on the fourth anniversary of the date that the subsidiary’s products and services first become commercially available, which was determined to be June 1, 2013. The vesting of the awards is based on the subsidiary meeting certain minimum financial targets. We recorded a liability of $2.2 million related to these commitments in accounts payable, accrued expenses and other current liabilities in our condensed consolidated balance sheet as of September 30, 2016. We recorded $0.5 million related to these commitments in other liabilities in our condensed consolidated balance sheet as of December 31, 2015.
At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense (see Note 9).
Leases
We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for new office space in Tysons, Virginia, where we relocated our headquarters in February 2016. This lease term ends in 2026 and includes a five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. During 2016, we entered into amendments to this lease which provide for 30,662 square feet of additional office space and an additional $1.7 million in tenant improvement allowances. We will take possession of the additional space on January 1, 2017 and we are allowed to utilize the tenant improvement allowance for design prior to moving into the space.
As of September 30, 2016, we have utilized $6.9 million of our total $9.7 million tenant improvement allowance. Rent expense was $1.2 million and $3.8 million for the three and nine months ended September 30, 2016 and $1.2 million and $3.6 million for the same periods in the prior year.
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
Letters of Credit

As of September 30, 2016, we had outstanding letters of credit under our 2014 Facility to our manufacturing partners in the amount of $0.3 million. As of December 31, 2015, we had no letters of credit outstanding under our 2014 Facility.

Legal Proceedings
On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board of certain patents in suit. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of the legal claim and proceeding against us cannot be predicted with certainty. We believe we have valid defenses to Vivint’s claims. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.
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

Note 12. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales and marketing	$130	$114	$422	$260
General and administrative	444	785	907	2,305
Research and development	512	390	1,551	890
Total stock-based compensation expense	$1,086	$1,289	$2,880	$3,455
The following table summarizes the components of non-cash stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$1,030	$1,289	$2,787	$2,485
Restricted stock units	34	—	34	—
Employee stock purchase plan	22	—	59	—
Compensation related to the sale of common stock	—	—	—	193
Compensation related to the cash settlement of stock options	—	—	—	777
Total stock-based compensation expense	$1,086	$1,289	$2,880	$3,455
Tax benefit from equity-based plans	$2,221	$618	$2,680	$859
Stock Options
We issue stock options pursuant to our 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan allows for the grant of incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards ("RSUs"), performance-based stock awards, and other forms of equity compensation to our employees, directors and non-employee directors and consultants.
In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan (the "2009 Plan"). The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of September 30, 2016, 6,414,041 shares remained available for future grant under the 2015 Plan.
Stock options under the 2015 Plan have been granted at exercise prices based on the closing price of our common stock on the date of grant. Stock options under the 2009 Plan were granted at exercise prices as determined by the board of directors to be the fair market value of our common stock. Our stock options generally vest over a five-year period and each option, if not exercised or forfeited, expires on the tenth anniversary of the grant date.
Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were 34,678 and 96,368 unvested shares of common stock outstanding subject to our right of repurchase as of September 30, 2016 and December 31, 2015. We repurchased 232 and 2,156 unvested shares of common stock related to early exercised stock options in connection with employee terminations during the three and nine months ended September 30, 2016 and we repurchased zero and 287 unvested shares of common stock during the same periods in the prior year. As of

September 30, 2016 and December 31, 2015, we recorded $0.2 million and $0.4 million in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheets for the proceeds from the early exercise of the unvested stock options.
Included in the stock-based compensation expense for the nine months ended September 30, 2015 was $0.8 million related to the cash settlement of exercised stock options of a terminated employee, at the company's election. We accounted for this cash settlement as a liability modification of the stock option awards.
We account for stock-based compensation awards based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

There were 588,900 and 514,276 stock options granted during the nine months ended September 30, 2016 and 2015. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is zero.

The following table summarizes the assumptions used for estimating the fair value of stock options granted during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Volatility	49.7%	51.0%	48.3 - 50.6%	48.5 - 51.8%
Expected term	6.3 years	6.3 years	5.6 - 6.3 years	4.5 - 6.3 years
Risk-free interest rate	1.3%	1.8%	1.3 - 1.4%	1.3 - 1.8%
Dividend rate	—%	—%	—%	—%
The following table presents stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,547,913	$4.17	6.6	$44,411
Granted	588,900	16.76
Exercised	(321,286)	1.86		7,576
Forfeited	(86,099)	9.35
Expired	—	—
Outstanding as of September 30, 2016	3,729,428	$6.23	6.5	$84,430
Vested and expected to vest as of September 30, 2016	3,682,475	$6.14	6.4	$83,650
Exercisable as of September 30, 2016	2,266,851	$3.02	5.3	$58,571
The weighted average grant date fair value for our stock options granted during the nine months ended September 30, 2016 and 2015 was $8.25 and $5.79. The total fair value of stock options vested during the nine months ended September 30, 2016 and 2015 was $1.7 million and $2.3 million. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $7.6 million and $3.1 million. As of September 30, 2016, the total compensation cost related to nonvested awards not yet recognized was $4.6 million, which will be recognized over a weighted average period of 2.1 years.

Restricted Stock Units
On August 15, 2016, we granted an aggregate of 25,640 RSUs to certain of our employees. Each of these awards vest over a five-year period from the vesting commencement date, which is generally the grant date. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The RSUs condition for vesting is based on continued employment and a forfeiture rate is estimated for recognizing compensation expense based on historical forfeiture rates of stock-option awards. As of September 30, 2016, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $0.7 million, which is expected to be recognized over a weighted average period of 3.25 years.
The following table summarizes RSU activity for the nine months ended September 30, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	—	$—	$—
Granted	25,640	32.93	844
Vested	—	—	—
Forfeited	—	—	—
Outstanding as of September 30, 2016	25,640	32.93	740
Vested and expected to vest after September 30, 2016	23,214	$32.93	$670
Employee Stock Purchase Plan
Our board of directors adopted our 2015 Employee Stock Purchase Plan ("2015 ESPP") in June 2015. As of September 30, 2016, 1,624,019 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.
The 2015 ESPP is considered compensatory for purposes of stock-based compensation expense due to the 10% discount on the fair market value of our common stock. For the nine months ended September 30, 2016, an aggregate of 31,797 shares were purchased by employees. We recognized less than $0.1 million of compensation expense for the three and nine months ended September 30, 2016. No shares were purchased by employees during the three and nine months ended September 30, 2015, so no compensation expense was recognized during these periods. Compensation expense is recognized for the amount of the discount, net of forfeitures, over the purchase period, based on the monthly closing price of our common stock as an estimate of the final purchase price for the offering period. This estimate is adjusted at each reporting period until the purchase is finalized.
Warrants
On March 30, 2015, we issued performance-based warrants to two employees, which give these individuals the right to purchase up to 54,694 shares of our common stock in the aggregate if certain performance targets are achieved. The performance-based warrants, each for 27,347 shares of our common stock, have an exercise price of $10.97 per share and we may elect to terminate the warrants in exchange for a one-time cash settlement in the event we have a change in control. If the warrants become exercisable, the number of shares that become exercisable which cannot exceed 27,347 shares for each warrant, is based upon the achievement of certain minimum annual revenue targets. These warrants will expire upon the earlier of March 2025 or the date upon which the holder of the warrant is no longer our employee or an employee of an affiliate of ours. We believe that the achievement of the minimum annual revenue targets is probable, and we began recognizing expense related to these performance-based warrants as of April 1, 2015. These warrants were not exercisable as of September 30, 2016 and December 31, 2015 because the performance requirements had not been met. We recorded less than $0.1 million of expense associated with the performance-based warrants during the three and nine months ended September 30, 2016 and 2015.

Sale of Common Stock Subscriptions
In 2013, we sold 238,500 shares of our common stock to one of our executive officers for $0.7 million, or $2.95 per share, an amount below fair value. Under the terms of the sale, we had the right to repurchase the shares for $2.95 per share subject to certain triggering events prior to April 2, 2017. Our repurchase right expired on July 1, 2015, the date of the closing of our IPO. The excess of the fair value over the sale price was being recorded to stock-based compensation expense, on a straight-line basis, over the four-year term of the repurchase agreement. In 2015, we recognized the remaining unamortized expense upon the expiration of our repurchase right. No expense was recognized related to this sale for the three months ended September 30, 2015. We recognized $0.2 million related to this sale in general and administrative expense in our condensed consolidated statement of operations for the nine months ended September 30, 2015. No expense was recognized related to this sale for the three and nine months ended September 30, 2016.
Note 13. Earnings Per Share
Basic and Diluted Earnings Per Share ("EPS")
The components of basic and diluted EPS are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(1)	2016	2015(1)
Net income	$2,567	$2,943	$7,178	$8,493
Less: dividends paid to participating securities	—	—	—	(18,987)
Less: income allocated to participating securities	$—	$(45)	$—	$—
Net income / (loss) attributable to common stockholders (A)	$2,567	$2,898	$7,178	$(10,494)
Weighted average common shares outstanding — basic (B)	45,716,961	44,922,410	45,615,399	16,910,090
Dilutive effect of stock options	2,602,991	1,950,285	2,125,966	—
Weighted average common shares outstanding — diluted (C)	48,319,952	46,872,695	47,741,365	16,910,090
Net income / (loss) per share:
Basic (A/B)	$0.06	$0.06	$0.16	$(0.62)
Diluted (A/C)	$0.05	$0.06	$0.15	$(0.62)
(1) The three and nine months ended September 30, 2015 historical condensed consolidated statements of operations have been revised (Note 2).
The following securities have been excluded from the calculation of diluted weighted average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	112,350	32,000	132,350	537,525
RSU's	25,640	—	25,640	—
Common stock subject to repurchase	34,678	124,791	34,678	124,791
Note 14. Significant Service Providers
During the three and nine months ended September 30, 2016, our 10 largest revenue service providers accounted for 60.3% and 60.5% of our revenue, respectively, as compared to 63.7% and 63.7% for the same periods in the prior year. One of our service providers individually represented greater than 10% but not more than 15% of our revenue for the three and nine months ended September 30, 2016. One of our service providers individually represented greater than 15% but not more than 20% of our revenue for the three and nine months ended September 30, 2015.
Trade accounts receivable from two service providers totaled $2.9 million each as of September 30, 2016. No other individual service provider represented more than 10% of accounts receivable as of September 30, 2016. Trade accounts receivable from two service providers totaled $3.1 million and $2.7 million as of December 31, 2015. No other individual service provider represented more than 10% of accounts receivable as of December 31, 2015.
Note 15. Income Taxes
For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision were recorded in the period incurred.
Our effective income tax rates were 12.2% and 29.0% for the three and nine months ended September 30, 2016, respectively, as compared to 22.8% and 35.0% for the same periods in the prior year. Our effective tax rate differs from the statutory rate primarily due to the benefit of the research and development tax credit, partially offset by the impact of state taxes and nondeductible meal and entertainment expenses. The increased benefit of the research and development tax credit between 2015 and 2016 related primarily to the permanent extension of the research and development tax credit which we recorded during the nine months ended September 30, 2016.
We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of the net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of September 30, 2016 and December 31, 2015. Accordingly, we have not recorded a valuation allowance as of September 30, 2016 and December 31, 2015.
We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. For the three and nine months ended September 30, 2016, we recorded an unrecognized tax benefit of $0.2 million related to research and development tax credits for the 2016 tax year. For the three and nine months ended September 30, 2016, we recorded interest for the period on prior year research and development tax credits we claimed. Our liability for uncertain tax positions was $0.8 million and $0.5 million as of September 30, 2016 and December 31, 2015.
Note 16. Segment Information
We have two reportable segments:

•	Alarm.com segment

•	Other segment
Our chief operating decision maker is our chief executive officer. Management determined the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results. Our Alarm.com segment represents our cloud-based platform for the connected home and related solutions. Our Alarm.com segment also includes SecurityTrax, a provider of SaaS-based, customer relationship management software tailored for security system dealers. This segment contributed 94% of our revenue for the three and nine months ended September 30, 2016 and 97% for the same periods in the prior year. Our Other segment is focused on researching and developing home and commercial automation, and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income. The reportable segment operational data is presented in the table below for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015 (in thousands):

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
For the Three Months Ended September 30, 2016
Revenue	$64,420	$5,355	$(700)	$(1,229)	$67,846
Operating income	4,930	(2,024)	(62)	(9)	2,835

For the Three Months Ended September 30, 2015
Revenue	$52,684	$2,073	$(50)	$(700)	$54,007
Operating income	8,385	(4,561)	4	33	3,861

For the Nine Months Ended September 30, 2016
Revenue	$182,205	$13,289	$(2,040)	$(2,142)	$191,312
Operating income	16,173	(6,259)	(188)	178	9,904

For the Nine Months Ended September 30, 2015
Revenue	$148,302	$5,714	$(570)	$(1,479)	$151,967
Operating income	26,715	(13,467)	(167)	183	13,264

As of September 30, 2016
Assets	$237,987	$12,361	$—	$—	$250,348

As of December 31, 2015
Assets	$215,315	$10,780	$—	$—	$226,095
We derived substantially all of our revenue from North America for the three and nine months ended September 30, 2016 and 2015. Substantially all of our long lived assets were located in North America as of September 30, 2016 and December 31, 2015.
Note 17. Related Party Transactions
Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We recorded $0.2 million and $0.9 million of cost of hardware and other revenue in connection with this installation partner for the three and nine months ended September 30, 2016, respectively, as compared to $0.2 million and $0.5 million for the same periods in the prior year. As of September 30, 2016 and December 31, 2015, the accounts payable balance was $0.1 million and $0.5 million. In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2018. We recorded $6,000 and $18,000 of interest income related to this note receivable for the three and nine months ended September 30, 2016, respectively, as compared to $6,000 and $19,000 for the same periods in the prior year.

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
Executive Overview and Highlights of Third Quarter Results
We primarily generate SaaS and license revenue, our largest source of revenue, through our service providers who resell our services and pay us monthly fees. Our service providers sell, install and support Alarm.com solutions that enable home and business owners to intelligently secure, connect, control and automate their properties. Our service providers have indicated that they typically have three to five year service contracts with home or business owners, whom we call subscribers. We also derive a portion of our revenue from licensing our intellectual property to service providers on a per customer basis. SaaS and license revenue represented 66% and 67% of our revenue for the nine months ended September 30, 2016 and 2015, and 66% and 67% of our revenue in the third quarters of 2016 and 2015.
We also generate revenue from the sale of hardware that enables our solutions, including cellular radio modules, video cameras, image sensors, thermostats and other peripherals. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 34% and 33% of our revenue for the nine months ended September 30, 2016 and 2015, and 34% and 33% of our revenue in the third quarters of 2016 and 2015. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

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
Highlights of our financial performance for the periods covered in this report include:

•
Revenue increased 26% from $152.0 million in the first nine months of 2015 to $191.3 million in the first nine months of 2016. Revenue increased 26% from $54.0 million in the third quarter of 2015 to $67.8 million in the third quarter of 2016.

•
SaaS and license revenue increased 24% from $102.2 million in the first nine months of 2015 to $126.7 million in the first nine months of 2016. SaaS and license revenue increased 23% from $36.2 million in the third quarter of 2015 to $44.6 million in the third quarter of 2016.

•
Net income was $7.2 million in the first nine months of 2016 and $8.5 million in the first nine months of 2015. Net income was $2.6 million in the third quarter of 2016 and $2.9 million in the third quarter of 2015.

•
Adjusted EBITDA, a non-GAAP measurement of operating performance, increased from $24.6 million in the first nine months of 2015 to $34.3 million in the first nine months of 2016. Adjusted EBITDA increased from $9.7 million in the third quarter of 2015 to $11.7 million in the third quarter of 2016.

Please see Non-GAAP Measures in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the third quarter and first nine months of 2016 and 2015.
Recent Developments Regarding Our Proposed Acquisition of Two Business Units from Icontrol Networks

During our second quarter of 2016, we entered into a definitive agreement to acquire two business units, Connect and Piper, from Icontrol Networks, Inc., or Icontrol, for a purchase price of approximately $140.0 million, or the Acquisition. Connect develops and sells a custom, on-premise software platform that powers several service providers' solutions for interactive security and automation including ADT Pulse® which was estimated to have 1.6 million subscribers as of December 31, 2015. Piper develops and sells a Wi-Fi-enabled video and home automation hub. We expect the proposed Acquisition to contribute to revenue growth and be EPS accretive on a non-GAAP basis for the full year 2017. The proposed Acquisition is subject to customary closing conditions as well as certain events that we cannot control, including regulatory approvals and the closing of the acquisition of Icontrol's Converge business unit by Comcast Cable Communications, LLC, a subsidiary of Comcast Corporation, or Comcast.

On September 12, 2016, we and Icontrol each received a request for additional information and documentary materials, or a second request, from the U.S. Federal Trade Commission, or the FTC, in connection with the FTC’s review of the proposed Acquisition. On September 22, 2016, we and Icontrol entered into a timing agreement with the FTC and agreed not to consummate the proposed Acquisition before the 45th calendar day following the date of certifying substantial compliance with the second request, unless we have received prior notice that the FTC has concluded its review. We and Icontrol are in the process of responding to the second request but ongoing review at the FTC will likely result in the proposed Acquisition not closing until the first quarter of 2017. Further, on November 2, 2016, in response to questions raised by the FTC, we and Icontrol represented to the FTC that the terms of the acquisition agreement would be modified to ensure we do not exercise any control over the ongoing operations of the Icontrol business until such time as the waiting period under the Hart-Scott-Rodino Act expires or is terminated. We and Icontrol are also providing documents and information to the FTC to address these questions. For additional information regarding other factors which may affect the conditions or approvals required to complete the Acquisition, please see “Risk Factors - Risks Related to our Acquisition of Connect and Piper Business Units from Icontrol Networks, Inc.”

Effective as of August 19, 2016, or the Effective Date, our subsidiary, Alarm.com Incorporated, or Alarm.com, and ADT LLC, or ADT, amended their existing master services agreement, or the Amended MSA.  The Amended MSA provides that following the closing, if any, of the proposed Acquisition, in exchange for certain incentives and service obligations provided to ADT, Alarm.com will serve as the exclusive provider of services for ADT’s professionally installed residential interactive security, automation and video service offerings for a period of up to five (5) years following the Effective Date, subject to Alarm.com achieving certain performance conditions and with certain exclusions.  The Amended MSA also includes certain installation, maintenance, support, indemnity and development requirements and can be terminated if such requirements are not satisfied, including without notice if certain events occur.  The foregoing description of the material terms of the Amended MSA does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Amended MSA. We have submitted a request for confidential treatment of certain portions of the Amended MSA to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Key Metrics
We use the key business metrics in the table below to help us monitor the performance of our business and to identify trends affecting our business (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
SaaS and license revenue	$44,630	$36,158	$126,652	$102,247
Adjusted EBITDA	11,658	9,654	34,274	24,602

			Twelve Months Ended September 30,
			2016	2015
SaaS and license revenue renewal rate			94%	93%
SaaS and License Revenue
We believe that SaaS and license revenue is an indicator of the productivity of our existing service providers and their ability to activate and maintain subscribers using the Alarm.com connected home solutions, our ability to add new service providers reselling the Alarm.com solutions, the demand for our connected home solutions, and the pace at which the market for connected home solutions is growing.
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
Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Please see Non-GAAP Measures below for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the third quarter and first nine months of 2016 and 2015.
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
We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service providers on a per customer basis for use of our patents. In November 2013, we entered into a license agreement with Vivint Inc., or Vivint, who represented at least 10% but not more than 15% of our revenue in 2013 and 2014, pursuant to which we granted Vivint a license to use the intellectual property associated with our connected home solutions. Vivint began generating customers and paying us license revenue in the second quarter of 2014. Pursuant to this arrangement, Vivint has transitioned from selling our SaaS solutions directly to its customers to selling its own home automation product to its new customers. We receive less revenue from Vivint related to license fees as compared to revenue for SaaS solutions for its subscribers that continue to utilize our SaaS platform. We continue to receive revenue from Vivint for both our SaaS solutions and from licensing our intellectual property. Vivint represented less than 10% of our revenue in 2015 and for the first nine months of 2016. Additionally, in some markets, our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.
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
Operating Expenses
Our operating expenses consist of sales and marketing, general and administrative, research and development, and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 400 employees as of January 1, 2015 to 579 employees as of September 30, 2016, and we expect to continue to hire new employees to support future growth of our business.
Sales and Marketing Expense. Sales and marketing expense includes personnel and related expenses for our sales and marketing teams, including salaries, bonuses, stock-based compensation, benefits, travel, and commissions. Our sales and marketing teams engage in sales, account management, service provider support, advertising, promotion of our products and services and marketing.
The number of employees in sales and marketing functions grew from 159 as of January 1, 2015 to 211 as of September 30, 2016. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis. We intend to increase the size of our sales force and our service provider support team to provide additional support to our existing service provider base to drive their productivity in selling and supporting our solutions as well as to enroll new service providers in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs to support our service providers’ efforts to enroll new subscribers and expand the adoption of our solutions.
General and Administrative Expense. General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, information technology, human resources, finance and accounting personnel, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs incurred to defend and license our intellectual property and non-personnel costs, such as travel related expenses, rent, subcontracting and professional fees, audit fees, tax services, and insurance expenses. Also included in general and administrative expenses are acquisition-related expenses, which consist primarily of legal, accounting and professional services fees directly related to acquisitions, valuation gains or losses on acquisition-related contingent liabilities and goodwill and intangible asset impairment.
The number of employees in general and administrative functions grew from 54 as of January 1, 2015 to 64 as of September 30, 2016. We expect our general and administrative expense in 2016 to increase on an absolute dollar basis primarily from the inclusion of incremental intellectual property litigation expenses and acquisition-related expenses. Acquisition-related expenses are external incremental costs directly related to completing the proposed Acquisition and any resulting integration of Connect and Piper business units. We anticipate that we will incur additional costs for personnel and professional services as we continue to operate as a public company. These costs include increases in our accounting, finance and legal personnel, additional external legal and audit fees and expenses associated with compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other regulations governing public companies. We also expect to continue to incur increased costs relating to higher premiums for directors’ and officers’ liability insurance as a public company.
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
The number of employees in research and development functions grew from 187 as of January 1, 2015 to 304 as of September 30, 2016. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platform and the solutions we offer to our service providers and subscribers. We will also continue to invest in efforts to extend our platform to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of smart home and enterprise technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.
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

Interest Expense
Interest expense consists of interest expense associated with our revolving credit facility, or the 2014 Facility, with Silicon Valley Bank, as administrative agent, and a syndicate of lenders (see Note 11). The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including financing the proposed Acquisition and other acquisitions as permitted under the terms of the 2014 Facility. We expect interest expense to increase in the event we utilize the 2014 Facility for the proposed Acquisition.
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

Results of Operations
The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015(2)		2016		2015(2)
Revenue:
SaaS and license revenue	$44,630	66%	$36,158	67%	$126,652	66%	$102,247	67%
Hardware and other revenue	23,216	34	17,849	33	64,660	34	49,720	33
Total revenue	67,846	100	54,007	100	191,312	100	151,967	100
Cost of revenue(1):
Cost of SaaS and license revenue	7,787	11	6,764	13	21,779	11	19,094	13
Cost of hardware and other revenue	18,579	27	13,205	24	50,886	27	38,171	25
Total cost of revenue	26,366	39	19,969	37	72,665	38	57,265	38
Operating expenses:
Sales and marketing (3)	10,705	16	8,425	16	29,532	15	24,405	16
General and administrative (3)	14,804	22	10,412	19	42,124	22	25,996	17
Research and development (3)	11,477	17	9,836	18	32,224	17	26,667	18
Amortization and depreciation	1,659	2	1,504	3	4,863	3	4,370	3
Total operating expenses	38,645	57	30,177	56	108,743	57	81,438	54
Operating income	2,835	4	3,861	7	9,904	5	13,264	9
Interest expense	(49)	—	(44)	—	(137)	—	(128)	—
Other income / (expense), net	139	—	(7)	—	338	—	(62)	—
Income before income taxes	2,925	4	3,810	7	10,105	5	13,074	9
Provision for income taxes	358	1	867	2	2,927	2	4,581	3
Net income	$2,567	4%	$2,943	5%	$7,178	4%	$8,493	6%
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	The three and nine months ended September 30, 2015 historical condensed consolidated statement of operations have been revised (See Note 2 of the condensed consolidated financial statements).

(3)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense data:
Sales and marketing	$130	$114	$422	$260
General and administrative	444	785	907	2,305
Research and development	512	390	1,551	890
Total stock-based compensation expense	$1,086	$1,289	$2,880	$3,455

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	17%	19%	17%	19%
Cost of hardware and other revenue as a percentage of hardware and other revenue	80%	74%	79%	77%
Total cost of revenue as a percentage of total revenue	39%	37%	38%	38%
Comparison of Three and Nine Months Ended September 30, 2016 to September 30, 2015
The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented:
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Revenue:
SaaS and license revenue	$44,630	$36,158	23%	$126,652	$102,247	24%
Hardware and other revenue	23,216	17,849	30%	64,660	49,720	30%
Total revenue	$67,846	$54,007	26%	$191,312	$151,967	26%
The $13.8 million increase in total revenue for the third quarter of 2016 compared to the third quarter of 2015 was the result of a $8.5 million, or 23%, increase in our SaaS and license revenue and a $5.4 million, or 30%, increase in our hardware and other revenue. The $39.3 million increase in total revenue for the first nine months of 2016 compared to the first nine months of 2015 was the result of a $24.4 million, or 24%, increase in our SaaS and license revenue and a $14.9 million, or 30%, increase in our hardware and other revenue. The increase in our SaaS and license revenue for the third quarter and first nine months of 2016 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2015. To a lesser extent, SaaS and license revenue increased for the third quarter and first nine months of 2016 from an increase in fees paid to us for licenses to use our intellectual property. Hardware and other revenue for the third quarter of 2016 compared to the third quarter of 2015 increased $2.1 million from an increase in the volume of video cameras sold, $1.5 million from an increase in the volume of cellular radio modules sold and $0.2 million in peripherals sold. Hardware and other revenue for the first nine months of 2016 increased $7.1 million from an increase in the volume of video cameras sold, $1.7 million from an increase in peripherals sold and $1.1 million from an increase in the volume of cellular radio modules sold. Our Other segment contributed 3% of the increase in SaaS and license revenue and $1.6 million, or 9%, of the increase in hardware and other revenue for the third quarter of 2016 compared to the third quarter of 2015. Our Other segment contributed 2% of the increase in SaaS and license revenue and $5.0 million, or 10%, of the increase in hardware and other revenue for the first nine months of 2016 compared to the first nine months of 2015. The increases in SaaS and license revenue for our Other segment were from our remote access management solution and our energy management and demand response solution. The increases in hardware revenue for our Other segment were primarily from our remote access management solution.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Cost of revenue(1):
Cost of SaaS and license revenue	$7,787	$6,764	15%	$21,779	$19,094	14%
Cost of hardware and other revenue	18,579	13,205	41%	50,886	38,171	33%
Total cost of revenue	$26,366	$19,969	32%	$72,665	$57,265	27%
% of total revenue	39%	37%		38%	38%
_______________

(1)	Excludes amortization and depreciation.
The $6.4 million increase in cost of revenue for the third quarter of 2016 compared to the third quarter of 2015 was the result of a $1.0 million, or 15%, increase in cost of SaaS and license revenue and a $5.4 million, or 41%, increase in cost of hardware and other revenue. The $15.4 million increase in cost of revenue for the first nine months of 2016 compared to the first nine months of 2015 was the result of a $2.7 million, or 14%, increase in cost of SaaS and license revenue and a $12.7 million, or 33%, increase in cost of hardware and other revenue. The increase in cost of SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in the costs to make our SaaS platform available to our service providers and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 17% and 19% for the third quarter of 2016 and 2015 and 17% and 19% for the first nine months of 2016 and 2015. This decrease in cost of sales relative to our revenue growth was due to the achievement of economies of scale related to the growth in our subscriber base. The increase in cost of hardware and other revenue related primarily to our increase in hardware and other revenue. Cost of hardware and other revenue as a percentage of hardware and other revenue remained consistent in the third quarter and first nine months of 2016 compared to the same periods in 2015.
Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Sales and marketing	$10,705	$8,425	27%	$29,532	$24,405	21%
% of total revenue	16%	16%		15%	16%
The increase in sales and marketing expense of $2.3 million for the third quarter of 2016 compared to the same period in 2015 was due to marketing initiatives and an increase in headcount in 2016. In the third quarter of 2016, costs for marketing increased by $1.6 million to feature our solutions and highlight support services we offer to our service providers. Our headcount for our sales force, service provider support team, marketing team and use of consultants also increased in the third quarter of 2016 to support our growth and for international expansion. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $0.9 million and expense for external consultants increased by $0.1 million for the third quarter of 2016. The increase in sales and marketing expense of $5.1 million for the first nine months of 2016 compared to the same period in 2015 was primarily due to increases in headcount for our sales force, service provider support team, marketing team and use of consultants to support our growth and for international expansion and marketing initiatives. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $2.5 million and expense for external consultants increased by $0.7 million for the first nine months of 2016. In the first nine months of 2016, costs for advertising and trade show participation increased by $2.6 million to feature our solutions and highlight support services we offer to our service providers. Sales and marketing expense from our Other segment decreased $0.1 million and $0.5 million for the third quarter and first nine months of 2016 due to a decrease in employee headcount resulting in lower personnel and related costs and also lower costs from consultants and marketing. The overall number of employees in our sales and marketing teams increased from 186 as of September 30, 2015 to 211 as of September 30, 2016. Sales and marketing expense as a percent of total revenue remained the same for the third quarters of 2016 and 2015 and decreased 1% for the first nine months of 2016 compared to the same period in 2015.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015(1)		2016	2015(1)

General and administrative	$14,804	$10,412	42%	$42,124	$25,996	62%
% of total revenue	22%	19%		22%	17%
(1) The three and nine months ended September 30, 2015 historical general and administrative expense in the condensed consolidated statement of operations has been revised (Note 2).
The $4.4 million increase in general and administrative expense for the third quarter of 2016 compared to the third quarter of 2015 was primarily due to $3.2 million in acquisition-related expenses. An additional $0.8 million increase in legal expenses resulted from professional services to support our operational growth and from maintaining and enforcing our intellectual property portfolio and license agreements. Our personnel and related costs for our Alarm.com segment, including salary, benefits and travel expenses, increased by $0.5 million for the third quarter of 2016 due to an increase in employee headcount as well as professional services to support our operational growth as a public company. The $16.1 million increase in general and administrative expense for the first nine months of 2016 compared to the first nine months of 2015 was due to an increase of $7.3 million in legal expenses related to ongoing intellectual property litigation and $5.8 million in acquisition-related expenses related to the proposed Acquisition. An additional $1.6 million increase in legal expenses resulted from professional services to support our operational growth and from maintaining and enforcing our intellectual property portfolio and license agreements. Our personnel and related costs for our Alarm.com segment, including salary, benefits and travel expenses, increased by $0.6 million for the first nine months of 2016 due to an increase in employee headcount and by $0.9 million for additional professional services to support our operational growth as a public company. General and administrative expense from our Other segment increased by $0.6 million for the third quarter and by $0.2 million for the first nine months of 2016 compared to the same periods in 2015, primarily due to an increase in compensation related to the fair value of an agreement to repurchase subsidiary units from the founder and employee of our subsidiary that provides our remote access management solution. This increase was partially offset by a decrease in personnel costs related to a decrease in employee headcount of our Other segment. The overall number of employees in general and administrative functions increased from 58 as of September 30, 2015 to 64 as of September 30, 2016.
Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Research and development	$11,477	$9,836	17%	$32,224	$26,667	21%
% of total revenue	17%	18%		17%	18%
The $1.6 million increase in research and development expense for the third quarter of 2016 compared to the third quarter of 2015 was primarily due to an increase in headcount of employees in research and development functions to continue to innovate and enhance our platform capabilities for both our residential and commercial subscribers. In addition, we continue to develop our suite of enterprise tools geared toward enabling our service providers to grow their business. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $2.5 million for the third quarter of 2016. In addition, expense for external consultants and information technology to support our research and development personnel increased by $0.8 million in the third quarter of 2016. Research and development expense from our Other segment decreased by $1.2 million for the third quarter of 2016 compared to the third quarter of 2015, primarily due to a reduction in personnel and related expense and expense for external consultants. During the first quarter of 2016, we diverted our resources from a subsidiary in our Other segment that focused on the retail do-it-yourself market. As a result, certain employees previously in research and development functions in our Other segment transitioned into similar positions for our Alarm.com segment. The $5.6 million increase in research and development expense for the first nine months of 2016 compared to the first nine months of 2015 was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $7.8 million for the first nine months of 2016 compared to the first nine months of 2015. In addition, expense for external consultants and information technology to support our research and development personnel increased $1.0 million in the first nine months of 2016. Research and development expense from our Other segment decreased by $3.3 million for the first nine months of 2016 compared to the first nine months of 2015, due to a reduction in personnel and related expense and expense for external consultants. The overall number of employees in research and development functions increased from 247 as of September 30, 2015 to 304 as of September 30, 2016.

Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Amortization and depreciation	$1,659	$1,504	10%	$4,863	$4,370	11%
% of total revenue	2%	3%		3%	3%
The $0.2 million and $0.5 million increase in amortization and depreciation for the third quarter and first nine months of 2016 compared to the same periods of 2015 were primarily due to increased purchases of computer and network equipment to accommodate our growth in headcount, for our new corporate headquarters in Tysons, Virginia and for the expansion of our network operations centers.
Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Interest expense	$(49)	$(44)	11%	$(137)	$(128)	7%
% of total revenue	—%	—%		—%	—%
Interest expense was consistent for the third quarter and first nine months of 2016 when compared to the same periods of 2015 as the outstanding principal balance of our debt from our 2014 Facility has remained unchanged.
Other income / (expense), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Other income / (expense), net	$139	$(7)	not meaningful	$338	$(62)	not meaningful
% of total revenue	—%	—%		—%	—%
Included in other income / (expense), net was interest income earned on our cash balance and interest income earned on notes receivable offset by losses of an equity method investment that is in the start-up phase of its operations.
Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Provision for income taxes	$358	$867	(59)%	$2,927	$4,581	(36)%
% of total revenue	1%	2%		2%	3%
Our effective tax rate was 12.2% and 29.0% for the third quarter and first nine months of 2016 compared to 22.8% and 35.0% for the third quarter and first nine months of 2015. The decrease in the effective tax rate was primarily related to the permanent extension of the research and development tax credit which we claimed in the first nine months of 2016. The effective tax rates in the third quarters of 2016 and 2015 were also affected by adjustments of our previous estimates to the actual research and development tax credits that we filed on our income tax returns during the third quarter of both years.

Segment Information
We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platform for the connected home and related connected home solutions. Our Alarm.com segment also includes SecurityTrax, a provider of SaaS-based customer relationship management software tailored for security system dealers. This segment contributed 94% of our revenue for the three and nine months ended September 30, 2016 and 97% for the same periods in the prior year. Our Other segment is focused on researching and developing home and commercial automation and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue. Our Alarm.com segment had 530 employees and our Other segment had 49 employees as of September 30, 2016. Inter-segment revenue includes sales of hardware between our segments.
The following table presents our revenue, inter-segment revenue and operating expenses by segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Alarm.com	Other	Inter-segment Alarm.com	Inter-segment Other	Total
For the Three Months Ended September 30, 2016
Revenue	$64,420	$5,355	$(700)	$(1,229)	$67,846
Operating expenses	34,557	4,088	—	—	38,645

For the Three Months Ended September 30, 2015
Revenue	$52,684	$2,073	$(50)	$(700)	$54,007
Operating expenses	25,348	4,829	—	—	30,177

For the Nine Months Ended September 30, 2016
Revenue	$182,205	$13,289	$(2,040)	$(2,142)	$191,312
Operating expenses	98,173	10,570	—	—	108,743

For the Nine Months Ended September 30, 2015
Revenue	$148,302	$5,714	$(570)	$(1,479)	$151,967
Operating expenses	67,301	14,137	—	—	81,438
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies and use of estimates from those disclosed in our Annual Report on Form 10-K filed on February 29, 2016 with the SEC.
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

Liquidity and Capital Resources
Working Capital, Excluding Deferred Revenue
The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$135,050	$128,358
Accounts receivable, net	28,734	21,348
Working capital, excluding deferred revenue	148,458	134,260
Our cash and cash equivalents as of September 30, 2016 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.
Liquidity and Capital Resources
As of September 30, 2016, we had $135.1 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.
We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final three months of fiscal year 2016, we expect our capital expenditure requirements to be approximately $3.3 million, including approximately $3.1 million anticipated to be incurred for leasehold improvements related to the expansion of our corporate headquarters, of which $2.8 million will be funded by tenant improvement allowances. Our landlord has provided for a total of $9.7 million of tenant improvement allowances in the terms of the leases for our corporate headquarters. As of September 30, 2016, we have used $6.9 million of these allowances. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our stockholders.
In the second quarter of 2016, we entered into a definitive agreement for the proposed Acquisition of 2 business units, Connect and Piper, from Icontrol for a purchase price of approximately $140.0 million. We expect to fund the transaction at closing with a combination of cash on hand and debt available under the 2014 Facility.
Sources of Liquidity
To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. We have raised $122.6 million in net cash, primarily from our initial public offering, or IPO, and also the sale of our preferred stock and to a lesser extent, from the proceeds of sales of common stock and stock option exercises.
In May 2014, we entered into the 2014 Facility, a $50.0 million revolving credit facility with Silicon Valley Bank, or SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. As of September 30, 2016, $6.7 million was outstanding, letters of credit in the amount of $0.3 million were utilized and $43.0 million remained available for borrowing under the 2014 Facility. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions. The 2014 Facility is secured by substantially all of our assets, including our intellectual property. As of September 30, 2016, we were in compliance with all covenants under the 2014 Facility.
On August 10, 2016, with the approval of our board of directors and the consent of the lenders, we increased our current borrowing capacity under the 2014 Facility from $50.0 million to $75.0 million. In addition, we amended the terms of the 2014 Facility to increase the borrowing capacity under the 2014 Facility to increase the maximum consolidated leverage ratio, amend the definition of consolidated adjusted EBITDA and extend the maturity date. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including financing the proposed Acquisition of two business units from Icontrol and other acquisitions as permitted under the terms of the 2014 Facility. We expect to draw an additional $55.0 to $65.0 million from the 2014 Facility to fund the proposed Acquisition. The 2014 Facility is discussed in more detail below under “Debt Obligations.”
Historical Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities	$8,806	$21,176
Cash flows used in investing activities	(5,481)	(13,740)
Cash flows from financing activities	3,367	76,593
Operating Activities
Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and accounts payable, accrued expenses and other current liabilities, adjusted for non-cash expense items such as amortization and depreciation, and stock-based compensation.
For the first nine months of 2016, cash flows from operating activities were $8.8 million, a decrease of $12.4 million from the first nine months of 2015, as the result of a $11.8 million decrease in cash from operating assets and liabilities and a $1.3 million decrease in net income partially offset by a $0.8 million increase in adjustment for non-cash items.
The $11.8 million decrease in cash from operating assets and liabilities was due to the following:

•
Our accounts receivable balances, net of reserves, increased by $7.4 million and $4.5 million during the first nine months of 2016 and 2015 from our increase in revenue and timing of customer payments resulting in a year-over-year decrease in cash flows of $3.3 million.

•
Our inventory balances increased by $5.0 million and $2.8 million during the first nine months of 2016 and 2015 from our increase in inventory in support of the increase in our hardware sales including new products like the doorbell camera and timing of in-transit inventory, resulting in a year-over-year decrease in cash flows of $2.3 million.

•	Cash flows decreased $1.2 million year-over-year primarily related to a change in other assets from the timing of tax payments.

•
Our accounts payable, accrued expenses and other current liabilities including accrued compensation and deferred rent balances increased by $8.3 million and $10.1 million during the first nine months of 2016 and 2015 from the growth of our business and employee base which is offset by the timing of payments resulting in a year-over-year decrease in cash flows of $1.1 million.

•
Cash flows from the change in deferred revenue balances decreased by $1.0 million year-over-year primarily from the timing of revenue for activations and also due to recognizing $0.4 million of revenue from an upfront payment received prior to 2016.

•
Our other liabilities balance increased $1.7 million and $5.8 million in the first nine months of 2016 and 2015 due to an increase in deferred rent for our new corporate headquarters, including tenant improvement allowances in 2015. In 2016, we continue to add and develop office space in our new corporate headquarters, although on a much smaller scale than in 2015. These activities and the timing of rent payments drove the $3.0 million decrease in cash flows year-over-year.

The $0.8 million increase in adjustments for non-cash items was primarily due to an increase in amortization and depreciation for fixed assets, intangibles, tooling and patents partially offset by a decrease in contingent liabilities. Other adjustments for non-cash items in the first nine months of 2016 included $4.9 million for amortization and depreciation, $2.9 million for stock-based compensation and $1.5 million for reserve for product returns. Adjustments for non-cash items in the first nine months of 2015 included $4.4 million for amortization and depreciation, $2.7 million for stock-based compensation, and $1.1 million for reserve for product returns.

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
During the first nine months of 2016, our cash flows used in investing activities was $5.5 million as compared to $13.7 million for the first nine months of 2015. In 2016, we received $2.4 million in proceeds from the repayment and termination of a note receivable held by a company with offerings complementary to ours. Cash used for capital expenditures decreased slightly by $0.4 million year-over-year primarily related to expenditures for leasehold improvements and furniture for our new corporate headquarters incurred during the first nine months of 2016 as compared to expenditures for furniture for our additional facilities and network equipment for our network operations centers incurred in the same period of 2015. Partially offsetting these increases to cash year-over-year, we purchased a license to a patent portfolio for $1.6 million in the third quarter of 2016. In the first nine months of 2015, we purchased certain assets of SecurityTrax for $5.6 million and purchased the license to a patent for $1.0 million.
Financing Activities
Cash generated by financing activities includes proceeds from the sale of common stock related to our IPO in 2015, proceeds from the issuance of common stock from employee stock option exercises and from our 2015 Employee Stock Purchase Plan, or 2015 ESPP, and the resulting tax windfall benefit from stock options. Cash used in financing activities includes dividends paid on our preferred and common stock prior to the completion of our IPO and payments of offering costs in connection with our IPO.
During the first nine months of 2016, cash flows from financing activities was $3.4 million compared to $76.6 million during the first nine months of 2015. We received $1.2 million in the first nine months of 2016 from the issuance of common stock as a result of employee stock option exercises and through our 2015 ESPP. We also recorded a $2.7 million tax windfall benefit from stock-based awards. In 2016, we paid $0.4 million for long-term consideration related to two acquisitions we completed in the fourth quarter of 2014 and one acquisition we completed in the first quarter of 2015. We received net proceeds of $98.0 million from the sale of our common stock during our IPO in 2015. In June 2015, we paid a dividend of $20.0 million. In connection with our preparation for our IPO, we incurred and paid $2.6 million of deferred offering costs in 2015, primarily for legal and accounting fees.
Contractual Obligations
The following table discloses aggregate information about our material contractual obligations and periods in which payments were due as of September 30, 2016. Future events could cause actual payments to differ from these estimates. As of September 30, 2016, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt:
Principal payments	$—	$6,700	$—	$—	$6,700
Interest payments	190	210	—	—	400
Unused line fee payments	137	151	—	—	288
Operating lease commitments	3,946	9,536	9,465	22,973	45,920
Other long-term liabilities	101	1,688	—	270	2,059
Other current liabilities[1]	2,164	—	—	—	2,164
Total contractual obligations	$6,538	$18,285	$9,465	$23,243	$57,531
_______________

(1)	Represents our liability to repurchase subsidiary unit awards for our professional residential property management and vacation rental management subsidiary.
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

As of September 30, 2016, we had outstanding letters of credit under our 2014 Facility to our manufacturing partners in the amount of $0.3 million.
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
Debt Obligations
In 2014, we repaid all of the outstanding principal and interest under a previous term loan, which was accounted for as an extinguishment of debt, and replaced it with a $50.0 million revolving credit facility, or the 2014 Facility, with Silicon Valley Bank, as administrative agent, and a syndicate of lenders. We utilized $6.7 million under the 2014 Facility to repay in full our indebtedness under the previous term loan. On August 10, 2016, the 2014 Facility was amended to (1) increase our current borrowing capacity from $50.0 million to $75.0 million, (2) provide for an option to further increase the borrowing capacity to $125.0 million with the consent of the lenders, (3) increase the maximum consolidated leverage ratio from 2:50:1:00 to 3.00:1.00, and (4) extend the maturity date of the 2014 Facility and the principal outstanding from May 2017 to November 2018. This amendment to the 2014 Facility was accounted for as a debt modification. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including financing the proposed Acquisition of two business units from Icontrol and other acquisitions as permitted under the terms of the 2014 Facility. The 2014 Facility is secured by substantially all of our assets, including our intellectual property.
The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate, and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. For the nine months ended September 30, 2015, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio was less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the nine months ended September 30, 2016, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio was less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the nine months ended September 30, 2016 and 2015, the effective interest rate on the 2014 Facility was 2.73% and 2.54%.
The carrying value of the 2014 Facility was $6.7 million as of September 30, 2016 and December 31, 2015. The 2014 Facility includes a variable interest rate that approximates market rates and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value as of September 30, 2016.
The 2014 Facility carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.00:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the nine months ended September 30, 2016, we were in compliance with all financial and non-financial covenants and there were no events of default.
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
Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(1)	2016	2015(1)
Adjusted EBITDA:
Net income	$2,567	$2,943	$7,178	$8,493
Adjustments:
Interest expense and other income / (expense), net	(90)	51	(201)	190
Provision for income taxes	358	867	2,927	4,581
Amortization and depreciation	1,659	1,504	4,863	4,370
Stock-based compensation expense	1,086	1,289	2,880	3,455
Acquisition-related expense	3,187	—	5,797	—
Litigation expense	2,891	3,000	10,830	3,513
Total adjustments	9,091	6,711	27,096	16,109
Adjusted EBITDA	$11,658	$9,654	$34,274	$24,602
(1) The three and nine months ended September 30, 2015 historical condensed consolidated statement of operations have been revised (Note 2).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.
Interest Rate Risk
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under the 2014 Facility. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of September 30, 2016, an increase or decrease in the interest rate on the 2014 Facility by 100 basis points would increase or decrease our interest expense by $67,000, respectively. As of December 31, 2015, an increase or decrease in the interest rate on the 2014 Facility by 100 basis points would either increase or decrease our interest expense by $67,000.
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
Our management, with the participation of our Chief Executive Officer who is our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer who is our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board of certain patents in suit. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using, and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.
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

Completion of the Acquisition is conditioned upon satisfaction of a number of conditions including the expiration or termination of the applicable waiting period relating to the Acquisition under the Hart-Scott-Rodino Act and upon there being no legal proceeding by a governmental agency pending which seeks to enjoin the Acquisition. While we have and will continue to expend time and resources and incur expenses related to the proposed Acquisition, we cannot provide any assurances that the Acquisition will be consummated on the terms or timeline currently contemplated, or at all. On September 12, 2016, we and Icontrol each received a request for additional information and documentary materials, or a second request, from the U.S. Federal Trade Commission, or the FTC, in connection with the FTC’s review of the proposed Acquisition. The second request was issued under notification requirements of the Hart-Scott-Rodino Act. On September 22, 2016, we and Icontrol entered into a timing agreement with the FTC and agreed not to consummate the proposed Acquisition before the 45th calendar day following the date of certifying substantial compliance with the second request, unless we have received prior notice that the FTC has concluded its review. In addition, even if any applicable waiting period expires, the FTC or other governmental or regulatory agencies could seek to block or challenge the proposed Acquisition in court. If that were to occur, the resulting litigation would likely extend beyond the deadline under the asset purchase agreement to obtain required regulatory approvals before either party is permitted to terminate the asset purchase agreement. We and Icontrol are in the process of responding to the second request. However, we cannot assure you that the FTC will approve the Acquisition and not challenge or seek to block the proposed Acquisition in court or impose conditions on the approval of the Acquisition or otherwise require changes to the terms of the transaction. Any such government challenge, conditions or changes could have the effect of delaying completion of the Acquisition, imposing costs on or limiting our revenues following the Acquisition or otherwise reducing the anticipated benefits of the Acquisition. Any government challenge, condition or change might also cause the parties to restructure the Acquisition or terminate the asset purchase agreement and the transactions contemplated by the agreement.

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

Historically, ADT LLC, or ADT, has accounted for substantially all of the revenues of the Connect business unit. We have amended our existing master service agreement with ADT to cover services we expect to provide with respect to the Connect platform following the closing of the Acquisition. However, we cannot assure you we will be able to meet the conditions set forth in the amended agreement. We cannot assure you that the revenues from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenues from ADT with revenues from new customers or other existing customers. Because the Connect platform relies on ADT for substantially all of its revenue, any negative developments in ADT’s business, or any decrease in revenues from or loss of ADT as a customer could harm our post-Acquisition business, financial condition, cash flows and results of operations.

The incurrence of debt to fund the Acquisition may impact our financial position and subject us to additional financial and operating restrictions.

We expect to use cash on hand and to draw amounts available under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, or the 2014 Facility, to fund the payment of the acquisition price and to pay related fees and expenses. We have recently amended the 2014 Facility to increase the maximum amount we are allowed to borrow from $50.0 million to $75.0 million. As of September 30, 2016, we had an outstanding balance of $6.7 million under our 2014 Facility and we expect to draw an additional $55.0 to $65.0 million to fund the proposed Acquisition.

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

We have incurred and expect to continue to incur substantial transaction fees and costs in connection with the proposed Acquisition.

We have incurred and expect to continue to incur significant non-recurring expenses in connection with the proposed Acquisition, including legal, accounting, financial advisory and other expenses. Many of these expenses are payable by us whether or not the Acquisition is completed. We also may incur significant expenses in connection with the integration of the Connect and Piper business units following the closing of the Acquisition, including integrating technology, personnel, information technology systems and accounting systems and implementing consistent standards, policies, and procedures. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses, if any, will offset the transaction and integration costs in the near term, or at all.

We may experience difficulties in realizing the expected benefits of the proposed Acquisition.

The success of the Acquisition will depend, in part, on our ability to manage the Connect and Piper businesses, including the relationship with Connect's key customer, realizing potential cost savings, and executing our integration and growth strategy in an efficient and effective manner. Because our business and the Connect and Piper business units we plan to acquire differ, we may not be able to manage these businesses smoothly or successfully and the process of achieving any potential cost savings may take longer than expected.

Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers deciding not to do business with the combined company;

•	the loss of key employees;

•	integrating Connect and Piper personnel while maintaining focus on providing consistent, high-quality products and service to customers;

•	complexities associated with managing the larger, more complex business; and

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the proposed transactions.

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

Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and nine months ended September 30, 2016 and 2015.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth in a short period of time. Our revenue increased from $37.2 million in 2010 to $208.9 million in 2015 and increased from $152.0 million for the nine months ended September 30, 2015 to $191.3 million for the nine months ended September 30, 2016. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 253 to 400 to 507 as of December 31, 2013, 2014 and 2015, respectively. Our revenue increased from $130.2 million in 2013 to $167.3 million in 2014 and to $208.9 million in 2015. Our revenue increased from $152.0 million for the nine months ended September 30, 2015 to $191.3 million for the nine months ended September 30, 2016. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service providers and consumers.

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

Our industry is characterized by rapid technological innovation. Our platform and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. For example, AT&T announced it intends to shut down its 2G network on December 31, 2016 and many of our service providers are currently working to upgrade our solutions that were installed using AT&T 2G wireless technology. As of November 1, 2016, we had approximately 89,000 end user accounts reliant on the AT&T 2G network. If our service providers are not able to upgrade their customers prior to December 31, 2016 those systems may lose communication with Alarm.com. It is also possible that one or more of our competitors could develop a significant technical advantage that allows them to provide additional or superior quality products or services, or to lower their price for similar products or services, which could put us at a competitive disadvantage. Our inability to adapt to changing technologies, market conditions or consumer preferences in a timely manner could materially and adversely affect our business, financial condition, cash flows or results of operations.

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

On October 6, 2015, the European Court of Justice issued a ruling that calls into question the continued availability of all provisions of the United States-European Union Safe Harbor Framework, a privacy protection mechanism that facilitated the transfer of personal data to the United States in compliance with the European Commission’s Directive on Data Protection. The US and EU have implemented a new cooperative program for transferring personal data, referred to as the Privacy Shield, that went into effect on August 1, 2016. We self-certified our compliance with the Privacy Shield framework in September 2016. However, the validity of other transfer mechanisms, including Model Contracts, is currently being challenged in the European Court of Justice and it is possible that the validity of the Privacy Shield will be challenged as well. The European Union has issued a new General Data Protection Regulation, or GDPR, that will go into effect in 2018. As a result of these ongoing challenges there will continue to be significant regulatory uncertainty surrounding the validity of data transfers from the European Union to the United States. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Further, in the event of a breach of personal information that we hold, we may be subject to governmental fines, individual claims, remediation expenses, and/or harm to our reputation. Moreover, if future laws and regulations limit our ability to use and share this data or our ability to store, process and share data over the Internet, demand for our platform and solutions could decrease, our costs could increase, and our business, financial condition, cash flows and results of operations could be harmed.

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

As of September 30, 2016, we had $29.7 million of goodwill and identifiable intangible assets, and we expect that the proposed Acquisition, if consummated, will increase the goodwill and identifiable intangible assets on our consolidated balance sheet. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

Our business, operations and service providers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. Our advertising and sales practices and that of our service provider network are subject to regulation by the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service providers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service providers, and to require our service providers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our service providers’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service providers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been involved with patent litigation suits in the past and we may be involved with and subject to similar litigation in the future to defend our intellectual property position. For example, on June 2, 2015, Vivint filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board of certain patents in suit. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using, and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $33.13 through September 30, 2016. Factors that may affect the market price of our common stock include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, including in the period following the filing of this Quarterly Report on Form 10-Q. As of September 30, 2016, 45,932,589 shares of our common stock were issued and 45,897,911 shares of our common stock were outstanding. The majority of these shares were acquired prior to our IPO and were subject to lock-up agreements prohibiting holders of these shares from selling any of their shares for a period of 180 days following our IPO. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If these or other holders of our shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. Furthermore, shares of our common stock subject to outstanding awards under our Amended and Restated 2009 Equity Incentive Plan, as well as the shares of our common stock reserved for future issuance under our 2015 Equity Incentive Plan, under our 2015 Employee Stock Purchase Plan and upon exercise of outstanding warrants, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

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
Concentration of ownership among our current directors, executive officers and their affiliates may limit an investor's ability to influence significant corporate decisions.
As of November 14, 2016, our current directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.
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

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1 to July 31, 2016	232	$6.52
August 1 to August 31, 2016	—	—
September 1 to September 30, 2016	—	—
Total	232	$6.52

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

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1(3)	Third Amendment to Credit Agreement by and among Alarm.com Holdings, Inc., Alarm.com Incorporated, Silicon Valley Bank and the several lenders from time to time parties thereto, dated August 10, 2016.
10.2#†	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016.
10.3#	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016.
31.1#
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
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

(3) Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37461), filed with the Securities and Exchange Commission on August 15, 2016, and incorporated herein by reference.

# Filed herewith.

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

ALARM.COM HOLDINGS, INC.

Date:	November 14, 2016	By:	/s/ Stephen Trundle
Stephen Trundle
President and Chief Executive Officer (On behalf of the registrant and in his capacity as Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1(3)	Third Amendment to Credit Agreement by and among Alarm.com Holdings, Inc., Alarm.com Incorporated, Silicon Valley Bank and the several lenders from time to time parties thereto, dated August 10, 2016.
10.2#†	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016.
10.3#	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016.
31.1#
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
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

(3) Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37461), filed with the Securities and Exchange Commission on August 15, 2016, and incorporated herein by reference.

# Filed herewith.

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