Form 10-K
period 2016-12-31
Alarm.com Holdings, Inc.
filed 2017-03-16
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on a closing price of $25.63 per share of the registrant's common stock as reported on The Nasdaq Global Select Market on June 30, 2016 was $250.2 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 20, 2017, there were 46,232,338 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

LARM.CO

ALARM.COM HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this prospectus, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our ability to continue to increase revenue, maintain existing subscribers and sell new services to new and existing subscribers;

•	our ability to add new service provider partners, maintain existing service provider partner relationships and increase the productivity of our service provider partners;

•	the effects of increased competition as well as innovations by new and existing competitors in our market;

•	our ability to adapt to technological change and effectively enhance, innovate and scale our solution;

•
our ability to integrate and manage the Connect and Piper business units we acquired from Icontrol Networks, Inc., including managing Connect's relationship with ADT LLC, and realize the benefits we expected from such acquisition;

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

•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;

•	our ability to develop relationships with service provider partners in order to expand internationally;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our ability to maintain, protect and enhance our intellectual property;

•	costs associated with defending intellectual property infringement and other claims; and

•	other risks detailed below in Item 1A. “Risk Factors.”

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

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to “Alarm.com,” the "company,” “we,” “us,” “our” and similar references refer to Alarm.com Holdings, Inc. and, where appropriate, our consolidated subsidiaries.

PART I.

ITEM 1. BUSINESS
Overview
Alarm.com is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for the smart home and business, including interactive security, video monitoring, intelligent automation and energy management. Millions of property owners rely on our technology to secure, monitor and manage their homes and businesses. In the last year alone, our platform processed more than 30 billion data points generated by over 35 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.
Our solutions are delivered through an established network of over 6,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. Our service provider partners have indicated that they typically have three to five-year service contracts with home or business owners, whom we call subscribers. We believe that the length of these contracts, combined with our robust SaaS platform and over a decade of operating experience, contribute to a compelling business model. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include gateway modules and other connected devices that enable our services, such as video cameras and smart thermostats.
We have experienced significant growth since our company's inception in 2000. We generated total revenue of $261.1 million, $208.9 million and $167.3 million in 2016, 2015 and 2014. Our SaaS and license revenue was $173.5 million, $140.9 million and $111.5 million in 2016, 2015 and 2014, representing a compound annual growth rate of 25%. We also generated net income of $10.2 million, $11.8 million and $13.5 million in 2016, 2015 and 2014, as well as Adjusted EBITDA, a non-GAAP metric, of $49.0 million, $34.4 million and $28.3 million in 2016, 2015 and 2014. See footnote 4 to the table contained in the section of this Annual Report titled “Selected Financial Data” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measures calculated and presented in accordance with GAAP.
As of December 31, 2016, we had a total of 320 employees engaged in research and development functions. For the years ended December 31, 2016, 2015 and 2014, our total research and development expenses were $44.3 million, $40.0 million and $23.2 million, respectively.
Acquisition of Connect and Piper Business Units from Icontrol Networks
On March 8, 2017, we completed our previously announced acquisition of two business units, Connect and Piper, from Icontrol Networks, Inc. The Connect and Piper business models both differ from ours. Connect provides a custom, on-premise interactive security and home automation platform for ADT Pulse® and several other service providers. Although Connect charges a monthly per subscriber fee for these services, Connect's software is deployed and operated by the service provider in its own network operations center. This typically requires the service provider using the Connect platform to purchase its own server capacity, network operations bandwidth and cellular services, and to directly manage more elements of support and other business management services, in contrast to a fully turn-key cloud-based platform solution. Piper designs, produces and sells an all-in-one video and home automation hub. Piper currently operates both a retail do-it-yourself product business and a channel oriented business that has grown internationally. The addition of new technology infrastructure, talent, key relationships and hardware devices is expected to help accelerate our development of intelligent, data-driven smart home and business services.
Our Solutions and Integrated Platform
Our technology platform is designed to make connected properties safer, smarter and more efficient. Our solutions are used in both smart homes and businesses, which we refer to as the connected property market and we have designed our technology platform for all market participants. This includes not only the home and business owners who subscribe to our services, but also the hardware partners who manufacture devices that integrate with our platform and the service provider partners who install and maintain our solutions.
Our service provider partners can deploy our interactive security, video monitoring, intelligent automation and energy management solutions as standalone offerings or as combined solutions to address the needs of a broad range of customers. Our technology enables subscribers to seamlessly connect to their property through our family of mobile apps, websites, and new engagement platforms like voice control through Amazon Echo, wearable devices like the Apple Watch, and TV platforms such as Apple TV and Amazon Fire TV.

Subscriber Solutions
Interactive Security
Interactive security is the entry point for most of our smart home and smart business consumers. Our dedicated, two-way cellular connection between the property and our platform is designed to be tamper resistant and to meet the high reliability standards of life safety services. Our solution integrates 24x7 monitoring with emergency response through trusted and integrated central monitoring stations. Subscribers can use our services to control and monitor their security systems, as well as connected security devices including door locks, garage doors and video cameras. The capabilities associated with this solution include:

◦
Alarm Transmission. We transmit alarm signals from monitored properties through our platform to over 1,000 third-party central monitoring stations staffed 24/7 with live operators ready to initiate emergency police/fire response.

◦
Always-On Monitoring. Whether the security system is armed or disarmed, sensors continuously monitor activity at the property so customers can be made aware of system events in all kinds of situations.

◦
Insights Engine. Our proprietary machine learning algorithms help safeguard connected properties by learning the unique activity patterns at the property and automatically notifying the subscriber of unexpected activity.

◦	Real-Time Alerts. Notifications for any type of system event are delivered through push notifications, SMS or email.

◦
Managed Access and Enterprise Control. Subscribers can manage their property through permission-based access, including individualized user codes and rules based on time and day. Property managers and business owners can utilize our Enterprise Control service to remotely manage employees’ access to the security system, door locks and property partitions across multiple locations.

◦
Wellness. Our technology can learn daily living patterns of an ill or aging family member through monitoring of activity data from security and specialized sensors and identify anomalies in real-time that may indicate a problem. Alerts can be sent to notify family members and caregivers when there are critical changes in patterns or an emergency is detected.

Video Monitoring
Our high definition video monitoring solution can provide a direct view into the property, capture footage of critical events and provide visual peace of mind. We integrate with various third-party camera manufacturers to offer indoor and outdoor solutions for homes and businesses at varying price points. We also provide a doorbell video camera solution that supports two-way audio with guests at the door.
The capabilities associated with our video monitoring solution include:

◦	Live Streaming. Subscribers can securely access live video feeds through the web and mobile apps.

◦	Smart Clip Capture. Our video solutions can automatically record clips based on motion detection or system events, like an alarm, a door opening or someone disarming the security panel.

◦	Secure Cloud Storage. Video clips are uploaded to our cloud-based storage system for secure storage and remote viewing.

◦	Video Alerts. Smart clips can be automatically sent via SMS, push notifications or email as soon as they are recorded.

◦	Continuous HD Recording. 24x7 onsite recording is enabled through our Stream Video Recorder, or SVR, and can be played back securely, from anywhere, through the web and mobile apps.

◦
Commercial Video Surveillance. Tailored for small and medium sized businesses, our commercial video surveillance offering integrates leading commercial-grade network cameras to support a wide range of business needs, enabling multi-camera installations with continuous recording, cloud based storage and mobile access.

Intelligent Automation and Energy Management
Our solution provides enhanced monitoring and control for a large ecosystem of connected devices, including thermostats, lights, locks, power meters, shades and other devices. Increasing awareness of energy usage and providing intelligent control over connected devices enables subscribers to create personalized automation rules and schedules. We believe our solutions can reduce energy waste as well as increase comfort and convenience for our subscribers. The capabilities associated with this solution include:

◦
Smart Thermostat Schedules. Machine learning algorithms analyze system activity patterns to recommend thermostat schedules that increase energy efficiency when the property is not likely to be occupied.

◦
Responsive Savings. Smart thermostats connected to our platform can automatically respond to sensors and other devices in the property to conserve energy. For example, when the security system is armed away, an arming state used when the property is not occupied, the thermostat can automatically adjust to save energy.

◦
Precision Comfort. Remote temperature sensors enable a subscriber to manage comfort in a specific region within their property. For example, a home owner can set a desired set point for a child's nursery to improve the child’s comfort. Subscribers can easily customize detailed schedules and rules to have the right temperature in the right location at the right time.

◦
Energy Usage Monitoring. Real-time and historical energy usage data for the entire property and individual devices can give users greater insight into the property’s energy consumption profile, which could encourage more efficient use of energy-consuming devices.

◦
Environmental Monitoring. Subscribers can utilize environmental sensors with our platform to monitor and control their property. For example, a leak detected by a basement water sensor can automatically shut off a water line or a property owner can be alerted to a sump-pump failure and react accordingly.

◦
Geo-Services. Geo-Services use a phone’s geo-location to determine when to notify a subscriber of specific system conditions or automatically adjust system settings. Subscribers who have enabled Geo-Services can be notified if they leave home and forgot to lock a door, close the garage door, arm their security system or close a window. Additionally, smart thermostats and lights can be automatically adjusted based on the subscriber's location. Subscribers can create multiple geo-fences and customize the opt-in feature to meet their specific needs.

◦
Demand Response Programs. Utilities can reduce or shift power consumption during peak demand periods by accessing connected thermostats and other connected appliances that participate in the utility's program. Managed at scale, these voluntary programs can significantly reduce costs for utilities. In addition to enabling subscribers to participate in these programs through our energy management solution, our EnergyHub subsidiary aggregates a diverse set of smart thermostats, enabling utilities to leverage these devices to operate demand response programs and improve the results of certain demand response events through our SaaS platform.

Service Provider Solutions
In addition to our subscriber solutions, we also offer a comprehensive suite of enterprise-grade business management solutions for our service provider partners. We are committed to helping our service provider partners grow their businesses, efficiently manage their customer bases and maximize the value of their Alarm.com accounts. We believe these services strengthen our partnerships with service providers as they build their businesses on our platform.

◦
Service Provider Portal. Our permission-based online portal provides account management, sales, marketing, training and support tools. Through this portal, our service provider partners can activate and manage their Alarm.com customer accounts, order equipment, access invoices and billing, remotely program customer systems, obtain sales and marketing services and engage in training.

◦
Installation and Support. The ease of installation and cost of supporting connected property solutions are critical considerations for our service provider partners. We support the end-to-end process for deploying and managing our solutions with tools that make installation and support more efficient.

•
MobileTech Application. Our installation mobile app, designed for service provider technicians, facilitates the successful installation and programming of equipment while on-site at subscribers’ properties.

•
AirFX Remote Programming. This collection of remote system management tools is available through our service provider website. AirFX remote programming enables programming changes to a subscriber’s system without sending a service technician to the property. This saves subscribers and service providers time and money while the speed and ease of the support experience greatly increases subscriber satisfaction.

◦	Business Management. Our services deeply integrate with our service provider partners’ offerings and provide increased business insight into their customer base and key business health metrics.

•
Web Services. Our web services allow our service provider partners to integrate their existing customer management software and tools with our platform. This creates a unified interface for our service provider partners to seamlessly perform functions like creating a new customer account or upgrading a service plan.

•
Business Intelligence. Our powerful business intelligence tools provide service providers with crucial insights into the performance of their Alarm.com subscriber account base. Business Intelligence provides key operational metrics related to account plan adoption, attrition and service quality to help service provider partners grow their business and improve customer retention.

•
Customer Relationship Management (CRM): Our SecurityTrax offering enhances our platform with a cloud-based CRM and enterprise resource planning solution. Expressly developed for security dealers, SecurityTrax automates business processes across the entire customer lifecycle for more efficient customer management and support operations.

◦	Sales, Marketing & Training. Our comprehensive customer lifecycle sales and marketing services are available to help our service provider partners effectively market and sell our solutions.

•
Marketing Portal. We provide a broad suite of marketing and sales tools and resources for our service provider partners, including co-brandable landing pages, mobile optimized websites, lead capture, social media, videos, images, collateral, direct mail and event materials.

•
Alarm.com Academy. We offer comprehensive in-person training programs to our service provider partners. Additionally, we offer online courses through a learning management system, enabling our service provider partners to access training on the full suite of Alarm.com solutions anytime.

•
Customer Connections & Upgrade Engine. We help our service provider partners maximize the value of existing accounts by offering targeted in-app messaging and e-mail communications to existing subscribers. These campaigns are designed to increase engagement.

Benefits of Our Solutions
Homes and businesses are ripe for reinvention, as most properties lack even basic automation or security monitoring. The intersection of significant technology trends, like the broad adoption of mobile devices, the emergence of the Internet of Things, or IoT, the power of big data and the extensibility of the cloud, makes the connected property now possible. Security systems, thermostats, door locks, video cameras, lights, garage doors and other devices that were once inert can now be intelligent and connected. Our intelligently connected property solutions provide a wealth of benefits to our subscribers and our service provider partners.
Benefits to Subscribers:

◦
Single Connected Platform. Our cloud-based platform provides consumers with a single point of integrated control across a diverse ecosystem of IoT devices. Solutions are easily personalized to suit the individual subscriber’s needs.

◦
Reliable Network Communications. Our platform utilizes a highly secure, highly reliable, and dedicated cellular connection to mitigate vulnerabilities of competitors’ systems that are connected via phone line or wired networks, such as power outages, cut phone lines, or broadband connectivity issues.

◦
Intelligent and Actionable. Our platform aggregates real-time, multi-point data about property activity and system status. We have developed a highly scalable data analytics engine to deliver unique features and capabilities based on insights derived from this growing set of data. For example, learning detailed activity patterns in a property enables our platform to proactively alert the subscriber about unexpected events. Our platform continues to learn and adapt to become more personalized over time.

◦
Broad Device Compatibility. Our platform supports a wide variety of connected devices and communications protocols, allowing seamless integration and automation of many devices, as well as the addition of new devices in the future.

◦	Accessible and Affordable. Our platform offers an affordable alternative to expensive automation systems, legacy home control products and disparate point product solutions.

◦
Trusted Provider of a Security Platform. We have established a reputation and brand as a trusted and reliable technology provider. We respect the privacy of our subscribers and do not sell their data. Our reputation is strengthened through our network of over 6,000 service provider partners, who have significant expertise in the delivery of our SaaS platform and suite of solutions.

Benefits to Service Provider Partners:

◦
New Revenue Generation Opportunities. Our solutions help broaden our service provider partners' offerings beyond traditional security to also include comprehensive smart home and business solutions like intelligent automation, video monitoring and energy management. They can access new market opportunities and drive incremental recurring monthly revenue by expanding their offerings with our solutions. We offer training and other resources to help our service provider partners fully leverage the breadth and depth of our platform.

◦
Expanded Set of Value-Added Services. We provide value-added services to our service provider partners, including training, marketing, installation and support tools and business intelligence analytics. This support helps our service provider partners more efficiently acquire, install and support their customers on our platform.

◦
Improved Service Provider Economics. Our cloud-based platform can help reduce our service provider partners’ service delivery and support costs. Our AirFX Remote Toolkit enables our service provider partners to remotely configure, support and upgrade their customer's hardware or software, eliminating the cost of an in-person service call. In addition, we believe our service provider partners can generate more revenue from each subscriber by providing services in addition to traditional security.

◦
Broad Device Interoperability. We have an open platform which allows service provider partners to respond to market innovation and consumer demands for connected devices. Device hardware is deeply integrated into our platform to provide a more cohesive experience than stand-alone products. For example, we launched a smart video doorbell suite in April 2016 to help our service provider partners address growing consumer interest with a differentiated and fully integrated solution. Furthermore, our platform supports various broadly adopted communications protocols used in many automation devices, including Z-Wave, Wi-Fi and ZigBee, cellular and broadband. Our open platform and interoperability give our service provider partners a wide selection of devices to suit their customers' needs now and in the future.

Competitive Advantages
We believe the benefits we can deliver to our subscribers and our service provider partners create a significant competitive advantage in the connected property market.

◦
Scale of Subscriber Base and Service Provider Coverage. Our platform currently supports millions of residential and business subscribers and we have over 6,000 service provider partners who market, sell and support Alarm.com solutions. In 2016, our platform processed more than 30 billion data points generated by over 35 million connected devices. We believe the combination of the size of our subscriber base, service provider network and the volume of data generated by the integrated devices on our platform creates a competitive advantage for us.

◦
Security Grade, Cloud-Based Architecture. We built our platform with a cloud-based, multi-tenant architecture that allows for real-time updates and upgrades. Our platform was purpose-built from the ground up with life safety standards at the core.

◦
Highly Scalable Data Analytics Engine. We processed more than 30 billion data points in 2016. As consumer preferences shift towards more proactive, intelligence-based features, we believe the scale of our data combined with proprietary analytics gives us a competitive advantage.

◦
Trusted Brand. Given our leading position in the intelligently connected property space, we believe that we have developed a trusted brand with service providers and consumers for innovative and reliable technology. Our iOS and Android mobile apps have each been downloaded more than one million times and both apps consistently have exceptional user ratings.

◦
Commitment to Innovation. We are a pioneer in the intelligently connected property market and we continue to make significant investments in innovative research and development. Our investment has resulted in 68 issued patents as of December 31, 2016 and numerous patent applications pending which we believe can help ensure that our technology is competitively differentiated and legally protected.

Growth Strategy
We intend to maintain our leadership position by continuing to develop and deploy innovative technologies and by expanding our ecosystem of partnerships. Our key growth strategies include:

◦
Drive SaaS and license revenue growth and add new service providers. We will continue to focus on helping our service provider partners succeed in driving consumer adoption of our full suite of services. We offer sales and marketing resources to help our service provider partners become more effective in selling our solutions and we will continue to make significant investments to support our service provider network. In addition, we plan to continue to expand our network of service provider partners.

◦
Upgrade traditional security customers to our solutions. We believe there is a significant opportunity for our service provider partners to expand adoption of our connected solutions within their customer base. We intend to leverage our status as a trusted provider and drive consumer interest for our offerings to enable our service provider partners to upgrade their legacy security customers to our connected property solutions.

◦
Continue to invest in our platform. As a pioneer in connected home and business solutions, we have made significant investments in building our platform over the last 17 years. We intend to invest heavily to continue to add innovative offerings and broaden our suite of solutions. As the Internet of Things grows and more devices become connected, we are building technology and partnerships to connect these devices to our platform.

◦
Expand international presence. We are investing in international expansion because we believe there is a significant global market opportunity for our products and services. Today, our service provider partners are actively selling our solutions in 29 markets, including Brazil, Chile, Colombia, Australia, New Zealand, South Africa and Turkey. We intend to continue to grow our number of international subscribers by strengthening our presence in our existing markets and expanding to additional markets.

◦
Channel expansion. Today, many consumers purchase connected devices through a security service provider. Continued growth in the connected property market has invited new participants into the space that can complement our current partner ecosystem. We intend to continue to develop partnerships with heating, ventilation and air conditioning installers, property management companies and other services companies to continue to expand avenues into homes and businesses.

◦
Pursue selective strategic acquisitions. We may selectively pursue future acquisitions of businesses, technologies, or products that complement our platform and align with our overall growth strategy. Such acquisitions could expand our team and/or technology portfolio to help us add new features to our platform, accelerate the pace of our innovation or help us access complementary markets.

Market Opportunity
Our addressable market consists of both residential and business properties. Our residential subscribers are typically owners of single-family homes and our business subscribers often include retail businesses, restaurants, small-scale commercial facilities and professional offices.
We believe there is an opportunity to significantly increase the adoption of our solutions as more home and business owners look to add monitored security systems. According to research data from Parks Associates, there were approximately 22.5 million US households with professionally monitored security systems in 2015 and this figure is expected to grow to 29.9 million by 2020. In addition, a market research report on the Internet of Things, or IoT, published by MarketsandMarkets, estimates that the IoT security market is expected to grow from $7 Billion in 2015 to $29 Billion by 2020, at a compound annual growth rate, or CAGR, of 33.2% from 2015 to 2020.
We also believe that the major technology trends of mobile access, the Internet of Things, big data, and cloud technology will continue to create opportunities to connect people with their properties in new ways. These trends will continue to make connected services and devices more broadly available and affordable for property owners across North America and worldwide. According to a recent Parks Associates industry report, 19% of U.S. broadband households owned at least one smart home device in 2016 and this percentage is expected to grow to 50% by 2020.
Our Technology
Cloud Services Platform
Our internal engineering teams have designed and developed our core technology. As an industry leader, we believe we have a robust cloud service platform for the intelligently connected property. Our cloud services platform manages communication with the system at the property, intelligently directs alerts and notifications, learns patterns and identifies anomalies and manages video processing and storage. Additionally, our platform enables device integrations through APIs and offers our service provider partners extensive integration services.
Since our inception, we have utilized a multi-tenant SaaS platform architecture to enable rapid innovation in a highly scalable environment. Our platform is architected to scale and our technology team has developed proprietary cloud-based applications to support our service provider partners and subscribers. Security and life safety are mission critical components of our service offering; thus, we are committed to impeccably high reliability standards. We operate our cloud services platform through two fully redundant network operation centers located in Phoenix, Arizona and Ashburn, Virginia. Each center is designed to run the entire platform independent of the other.
Hardware and Manufacturing
We are involved in designing and manufacturing various types of hardware that enable our solutions, including:

◦
Cellular Communication Modules. We offer cellular communications modules that are tightly integrated with security system control panels, sensors and other devices. We regularly pioneer technical advances in this space and recently expanded our deployment of security services hardware with 4G LTE cellular network connections. All of our modules, designed by our device engineering team and manufactured in the United States by a contract manufacturing partner, provide a dedicated and fully managed two-way cellular connection between the subscriber’s property and our cloud platform. The modules run our proprietary firmware and enable:

•	Real-time analysis of system events reported by security sensors and other devices.

•	Local automation rule execution.

•	The management of message transmissions to our cloud platform for further processing.

◦
Image Sensor. Our image sensor, designed by our device engineering team and manufactured in the United States by a contract manufacturing partner, is a wireless, battery-operated, passive infrared motion sensor that captures images based on various system triggers. These images are transmitted by our cellular communications module to our cloud platform. Subscribers can securely view images through our website and mobile apps, as well as customize their notification settings to have new images automatically sent via SMS and email.

◦
Video Cameras. We offer a suite of high definition, Internet Protocol, or IP, video cameras to enable our video monitoring services. Our indoor, outdoor, and video doorbell cameras include options for night vision capabilities as well as wireless or Power over Ethernet communication features. We also offer a network video recording device, the SVR, for on premise, continuous video recording seamlessly connected to our cloud platform for remote playback through our user interfaces. Our video cameras and SVRs are specified to our platform through proprietary software. Our video service also enables third-party cameras, such as legacy analog cameras, to be integrated into our platform.

◦
Alarm.com Smart Thermostat. Our Smart Thermostat combines elegant design, sophisticated cloud services and advanced energy management features. It was designed by our device engineering team to work in concert with other devices in the connected property. It communicates with the Alarm.com communications module via Z-wave and supports both battery power and common wire power installation.

•
Remote temperature sensors can pair with our Smart Thermostat to enable temperature set points for any room in the property, not just the room where the thermostat is installed. Our Smart Thermostat supports multiple remote temperature sensors for precise temperature control for the home or business.

•
We designed our Smart Thermostat to be easy to install and support remotely. The MobileTech app assists in proper wiring and installation and AirFX enables remote access to the thermostat settings for easy troubleshooting and support.

Research and Development
We invest substantial resources in research and development to enhance our platform and applications, support our technology infrastructure, develop new capabilities and conduct quality assurance testing. We expect to invest significantly in continued research and development efforts to expand the capabilities of our technology. Our research and development of new products and services is a multidisciplinary effort across our product management, program management, software engineering, device engineering, quality engineering, configuration management and network operations teams. As of December 31, 2016, we had 320 employees engaged in research and development functions. For the years ended December 31, 2016, 2015 and 2014, our total research and development expenses were $44.3 million, $40.0 million and $23.2 million, respectively.
Service Provider Network
Our trusted service provider partner network is key in driving the adoption of connected home and business solutions. Our solutions are sold, installed, and serviced by a network of licensed, professional service provider partners. Our channel network currently consists of over 6,000 active service provider partners, including smaller local providers, larger regional providers and national service providers with thousands of employees. We have also seen growth in other areas of our channel network, including new providers in the intelligent automation, HVAC and property management markets.
We believe this highly trusted, established network is a core strategic strength that enables an efficient and scalable customer acquisition model, allowing us to focus on technology innovation. We also believe that the combination of our solutions and our service provider partners’ expertise is the most effective way to drive mass market adoption of the intelligently connected property.
The traditional security and home automation market is highly fragmented with approximately 14,000 security dealers nationally. According to the February 2015 Barnes Buchanan Conference Report, the top 5 dealers represented 36% of all industry recurring monthly revenue in 2014. The distribution of revenue among our service provider partners is reflective of the industry overall. United Technologies Corporation represented greater than 10% but not more than 15% of our revenue in 2014. Vivint represented greater than 10% but not more than 15% of our revenue in 2014. Monitronics International, Inc. represented greater than 15% but not more than 20% of our revenue in 2014 and 2015 and greater than 10% but not more than 15% of our revenue in 2016.
Subscribers
Our platform currently supports millions of residential and business subscribers. We define the number of subscribers as the number of residential or commercial properties to which we are delivering at least one of our solutions. A subscriber who subscribes to one of our service level packages as well as one or more of our a la carte add-ons is counted as one subscriber. Our number of subscribers does not include the customers of our service provider partners to whom we license our intellectual property, as they do not utilize our SaaS platform. While fewer than 2% of subscribers utilize a commercial service plan, we do not have exact data regarding the actual number of commercial properties utilizing our services. Our subscriber acquisition cost payback period has historically been less than one year.

We classify our subscribers into two groups: standard subscribers, which represented approximately five-sixths of our total subscriber base as of December 31, 2016, and other subscribers, which represented approximately one-sixth of our total subscriber base as of the same date. For our standard subscribers, our service provider partners pay us on a per subscriber basis for access to our cloud-based connected property solution, to provide a supervised cellular network service to the home or business, and to deliver an enterprise back-end software service. Our other subscribers are comprised of carrier operated subscribers where the service provider utilizes its own cellular network or partners with a cellular network provider, and compensates us for our cloud-based connected property solution and our enterprise back-end software service.
Sales and Marketing
The goal of our sales team is to help our service provider partners to be successful in selling, installing and supporting our full suite of solutions. Our sales team is also responsible for recruiting new service provider partners to Alarm.com. We also have a global business development team dedicated to establishing new service provider and distribution relationships in international markets.
Our marketing team is focused on empowering our service provider partners to effectively promote and sell our solutions. We design, develop and provide end-to-end marketing services through our integrated marketing solution, which includes tools and content for lifecycle marketing to help our service providers build awareness, create interest, drive trials, activate subscribers, develop and maintain the ongoing customer relationship, increase customer engagement, and generate upsell opportunities. We also offer comprehensive training opportunities through our Alarm.com Academy, including in-person training courses and an online learning management system.
We believe our sales and marketing approach enables us to expand our breadth of service providers, provide highly customized services and scale quickly with only incremental costs. As of December 31, 2016, we had 219 employees engaged in sales and marketing functions.
Service Provider Support
We support the full suite of software and hardware products on the Alarm.com platform through a highly trained and experienced team of professionals based in the United States. We primarily support our service provider partners. Our service provider partners, in turn, support their customers, who are our subscribers. To that end, subscribers occasionally reach us directly with support needs and we either assist the subscriber directly or, when appropriate, route the subscriber to the applicable service provider partner for additional assistance.
We offer high-quality support to our service providers via phone, web ticketing and email. With every interaction, our team is committed to exceptional customer satisfaction and industry-leading response times. We use a tiered structure to efficiently escalate and resolve issues of varying complexity and to scale our support organization as we grow. Our staff is multilingual and we continue to grow our language capabilities to support our international expansion.
Our Competition
The market in which we participate for connected property solutions is fragmented, highly competitive and constantly evolving. We expect competition to continue from existing competitors as well as potential new market entrants in the interactive security, video monitoring, intelligent automation and energy management markets. Our current primary competitors include providers of other technology platforms for the connected property with interactive security, including Honeywell International Inc., Telular Corporation, SecureNet and United Technologies Corporation. These competitors offer services to security dealers, cable operators, technology retailers and other home and business automation providers. We also compete with interactive monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with managed service providers, such as cable television, telephone and broadband companies like Comcast Corporation, AT&T Inc. and Time Warner Cable Inc.
Our service provider partners also compete with a range of point products. Google Inc.'s Nest Labs, Inc. offers a smart thermostat, a smart smoke detector and video cameras. Samsung's SmartThings offers a home automation and awareness hub. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple's iOS operating system. Additionally, Lowes, Canary and other companies offer all-in-one video monitoring and awareness devices. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and who have ongoing development efforts to address the broader connected home market.
Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, distribution and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging home automation, security monitoring, video monitoring and automation and energy management companies as well as large technology companies. In addition, there may be new technologies that are introduced that reduce demand for our solutions or make them obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and negatively affect our ability to grow our business. We believe the principal competitive factors in the connected property market include the following:
•simplicity and ease of use
•ability to offer persistent awareness, control, and intelligent automation
•breadth of features and functionality provided
•flexibility of the solutions and ability to personalize for the individual consumer
•compatibility with a wide selection of third-party devices
•pricing, affordability, and accessibility
•sales reach and local installation and support capabilities; and
•brand awareness and reputation
We believe that we compete favorably with respect to each of these factors. Additionally, we believe that our cloud-based software platform, intelligently connected property solutions, and proven scalability help further differentiate us from competitors. Nevertheless, our competitors may have substantially greater financial, technical and other resources, greater brand recognition, larger sales and marketing budgets and broader distribution channels than we do.
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
As of December 31, 2016, we owned 68 issued United States patents that are scheduled to expire between 2021 and 2036. We continue to file patent applications and as of December 31, 2016, we had 74 pending utility patent applications and 25 provisional patent applications filed in the United States. We also had five pending patent applications in Canada and eight international patent applications pending under the Patent Cooperation Treaty. The claims for which we have sought patent protection apply to both our platform and solutions. Our patent and patent applications generally apply to the features and functions of our platform, and solutions and the applications associated with our platform. We also have, and may be required to seek, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software.
We also rely on several registered and unregistered trademarks to protect our brand. We have 14 registered trademarks in the United States, including Alarm.com and the Alarm.com logo and design, and three registered trademarks in Canada.
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

Employees

As of December 31, 2016, we had 607 full-time employees. We also engage consultants and temporary employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

Segment Revenue

Information about segment revenue is set forth in Note 18 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Corporate Information

We were founded in 2000 as a business unit within MicroStrategy Incorporated. We were incorporated in 2003 under the name Alarm.com Incorporated as a majority-owned subsidiary of MicroStrategy. MicroStrategy sold all its interests in Alarm.com Incorporated in 2009 and we established Alarm.com Holdings, Inc. in connection with the sale transaction. Our principal executive offices are located at 8281 Greensboro Drive, Tysons, Virginia 22102. Our telephone number is (877) 389-4033. We completed our initial public offering in July 2015 and our common stock is listed on The NASDAQ Global Select Market under the symbol “ALRM.”

Available Information

Our website is located at www.alarm.com and our investor relations website is located at http://investors.alarm.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we provide notifications of news or announcements regarding our business and financial performance, SEC filings, investor events, and our press and earnings releases, as part of our investor relations website. Investors and others can receive real-time notifications of new information posted on our investor relations website by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines and board committee charters, is also available on our investor relations website under the heading "Corporate Governance." The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Risks Related to our Recent Acquisition of the Connect and Piper Business Units from Icontrol Networks, Inc.
Substantially all of the Connect platform revenues are from a single customer and the loss of this customer could harm our operating results.
We recently acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducts its Piper business, which we refer to as the Acquisition. Historically, ADT LLC, or ADT, has accounted for substantially all of the revenues of the Connect business unit. While we amended our master service agreement with ADT to cover services provided with respect to the Connect platform, we cannot assure you that we will be able to meet the conditions set forth in the amended agreement or that ADT will use the Connect platform for its new customers or keep its existing customers on the Connect platform. In addition, even if ADT continues to use the Connect platform, we cannot assure you that the revenues from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenues from ADT with revenues from new customers or other existing customers. Because the Connect platform relies on ADT for substantially all of its revenue, any negative developments in ADT’s business, or any decrease in revenues from or loss of ADT as a customer could harm our business, financial condition, cash flows and results of operations.
The incurrence of debt to fund the Acquisition may impact our financial position and subject us to additional financial and operating restrictions.
We used approximately $81.5 million of cash on hand and drew approximately $67.0 million under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, or the 2014 Facility, to fund the payment of the Acquisition consideration and to pay related fees and expenses. We amended the 2014 Facility in December 2015 to increase the maximum amount we are allowed to borrow from $50.0 million to $75.0 million and extend the maturity date of the 2014 Facility and the principal outstanding from May 2017 to November 2018. As of December 31, 2016, we had an outstanding balance of $6.7 million under our 2014 Facility and we drew an additional $67.0 million on March 7, 2017 to fund the Acquisition and related fees and expenses.

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
Furthermore, substantially all of our assets, including our intellectual property, secure the 2014 Facility. If an event of default under the credit agreement occurs and is continuing, SVB may request the acceleration of the related debt and foreclose on the underlying security interests.
In addition, our 2014 Facility restricts our ability to make dividend payments and requires us to maintain certain leverage ratios, which may restrict our ability to invest in future growth. Any of the foregoing could have a material adverse effect on our business, financial condition, cash flows or results of operations.
The Acquisition subjects us to significant additional liabilities for which we will not be indemnified.
In connection with the Acquisition, we assumed certain historic liabilities of the Connect and Piper business units, including pre-closing liabilities relating to current and former employees of the Connect and Piper business units, pre-closing compliance by the Connect and Piper business units with applicable laws and pre-closing performance by the Connect and Piper business units of the assumed contracts. In addition, we assumed any liabilities that may arise from certain pending intellectual property litigation. In addition to the known liabilities we assumed, there could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations and there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. Further, while the terms of the Acquisition transaction documents provide for us to be indemnified for breaches of certain representations and warranties made about the Connect and Piper business units, the liabilities that arise may not entitle us to contractual indemnification or our contractual indemnification may not be effective. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business and our prospects.
The announcement of the Acquisition may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.
 The announcement of the Acquisition could cause disruptions in our business in the following ways, among others:

•
Customers, service providers and other third-party business partners may delay or defer purchase decisions or may seek to terminate or renegotiate their relationships with us as a result of the Acquisition, whether pursuant to the terms of their existing agreements or otherwise; and

•	Current and prospective employees may experience uncertainty about their future roles, which might adversely affect our ability to retain, recruit and motivate key personnel.
Should they occur, any of these developments could have an adverse effect on our business, cash flows, financial condition or results of operations
We have incurred and expect to continue to incur substantial transaction fees and costs in connection with the Acquisition.
We have incurred approximately $11.2 million to date and expect to continue to incur significant non-recurring expenses in connection with the Acquisition, including legal, accounting, financial advisory and other expenses. We also may incur significant expenses in connection with the integration of the Connect and Piper business units, including integrating technology, personnel, information technology systems and accounting systems and implementing consistent standards, policies, and procedures. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses, if any, will offset the transaction and integration costs in the near term, or at all.

We may experience difficulties in realizing the expected benefits of the Acquisition.
The success of the Acquisition will depend, in part, on our ability to manage the Connect and Piper business units, including managing Connect's relationship with ADT, realizing potential cost savings, and executing our integration and growth strategy in an efficient and effective manner. Because our business and the Connect and Piper business units we acquired differ, we may not be able to manage these business units smoothly or successfully and the process of achieving any potential cost savings may take longer than expected.
Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers deciding not to do business with the combined company;

•	the loss of key employees;

•	integrating Connect and Piper personnel while maintaining focus on providing consistent, high-quality products and service to customers;

•	complexities associated with managing the larger, more complex business; and

•	potential unknown liabilities and unforeseen expenses.
If we are unable to successfully manage the operations of Connect and Piper, we may be unable to realize the anticipated benefits we expect to achieve as a result of the Acquisition. As a result, our business and results of operations could be adversely affected.
Concurrently with the Acquisition, Comcast acquired Icontrol which may give rise to increased costs and risks that could negatively affect our operations and profitability.
Concurrently with the Acquisition, Comcast Cable Communications, LLC, a subsidiary of Comcast Corporation, or Comcast, acquired Icontrol. The concurrent transaction structure may result in additional risks during our post-closing assimilation of the operations acquired as some of the transition services we will receive and be providing will be received from or delivered to Comcast, which will also be in the process of integrating its acquisition of Icontrol. If we are unable to adequately address these risks, it could negatively impact our business, financial condition, cash flows and results of operations.
Our actual post-Acquisition operating results may differ significantly from any guidance provided.
Our guidance regarding our projected post-Acquisition financial performance and the impact of the Acquisition, including forward-looking statements, is prepared by management and is qualified by, and subject to, a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies. Many of these uncertainties and contingencies are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges.
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
Actual operating results may be different from our guidance, and such differences may be adverse and material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. In addition, the market price of our common stock may reflect various market assumptions as to the accretive value of the Acquisition and the accuracy of our guidance. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

Risks Related to Our Business and Industry

Our quarterly results of operations have fluctuated and are likely to continue to fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, including revenue related to the product mix that we sell, the relative sales related to our platform and solutions and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•	the portion of our revenue attributable to software as a service, or SaaS, and license versus hardware and other sales;

•	our ability to manage the recently acquired Connect and Piper business units and any future acquisitions of businesses;

•	fluctuations in demand, including due to seasonality, for our platform and solutions;

•	changes in pricing by us in response to competitive pricing actions;

•	our ability to increase, retain and incentivize the service provider partners that market, sell, install and support our platform and solutions;

•	the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;

•	the timing and success of introductions of new solutions, products or upgrades by us or our competitors and the entrance of new competitors;

•	changes in our business and pricing policies or those of our competitors;

•	the ability to accurately forecast revenue as we generally rely upon our service provider partner network to generate new revenue;

•	our ability to control costs, including our operating expenses and the costs of the hardware we purchase;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	issues related to introductions of new or improved products such as shortages of prior generation products or short-term decreased demand for next generation products;

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

Due to the foregoing factors and the other risks discussed in this Annual Report on Form 10-K, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the years ended December 31, 2016 and 2015.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and substantially expanded our operations in a short period of time. Our revenue increased from $65.1 million in 2011 to $261.1 million in 2016. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To successfully manage our growth and obligations as a public company, we believe we must effectively, among other things:

•	maintain our relationships with existing service provider partners and add new service provider partners;

•	increase our subscribers and help our service provider partners maintain and improve their revenue retention rates, while also expanding their cross-sell effectiveness;

•	add, train and integrate sales and marketing personnel;

•	expand our international operations; and

•	continue to implement and improve our administrative, financial and operational systems, procedures and controls.

We intend to continue to invest in research and development, sales and marketing, and general and administrative functions and other areas to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our operating results.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or enhancements to our existing solutions and we may fail to satisfy subscriber and service provider partner requirements, maintain the quality of our solutions, execute on our business plan or respond to competitive pressures, which could result in our financial results suffering and a decline in our stock price.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees from 253 as of January 1, 2014 to 607 as of December 31, 2016. Our revenue increased from $167.3 million in 2014 to $261.1 million in 2016. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

We compete in several markets, including security, video, automation and energy management. The markets in which we participate are highly competitive and competition may intensify in the future.

Our ability to compete depends on a number of factors, including:

•	our platform and solutions’ functionality, performance, ease of use, reliability, availability and cost effectiveness relative to that of our competitors’ products;

•	our success in utilizing new and proprietary technologies to offer solutions and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies;

•	our ability to attract and retain service provider partners;

•	our name recognition and reputation;

•	our ability to recruit software engineers and sales and marketing personnel; and

•	our ability to protect our intellectual property.
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

Our current primary competitors include providers of other technology platforms for the connected property with interactive security, including Honeywell International Inc., Telular Corporation, SecureNet and United Technologies Corporation, which sell solutions to service providers, cable operators, technology retailers and other home and business automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with managed service providers, such as cable television, telephone and broadband companies like Comcast, AT&T Inc. and Time Warner Cable Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. which offers a smart thermostat, a smart smoke detector and video cameras. Samsung's SmartThings offers a home automation and awareness hub. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Lowes, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.
Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, distribution and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging home automation, security monitoring, video monitoring and automation and energy management companies as well as large technology companies. In addition, there may be new technologies that are introduced that reduce demand for our solutions or make them obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and negatively affect our ability to grow our business.
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

Our service provider partners may switch and offer the products and services of competing companies, which would adversely affect our sales and profitability. Competition from other companies may also adversely affect our negotiations with service provider partners and suppliers, including, in some cases, requiring us to lower our prices. Opportunities to take market share using innovative products, services and sales approaches may also attract new entrants to the field. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of service provider partners offering our platform and solutions and, as a result, our revenue and profitability could be adversely affected.

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

Our solutions operate with a hosted architecture and we update our solutions regularly while our solutions are operating. If our solutions and/or upgrades fail to operate properly, our solutions could stop functioning for a period of time, which could put our users at risk. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our network operations centers and data back-up systems. Although our network operations centers have back-up computer and power systems, if there is a catastrophic event, natural disaster, terrorist attacks, security breach or other extraordinary event, we may be unable to provide our subscribers with uninterrupted monitoring service. Furthermore, because data back-up systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, human error, computer viruses, computer hacking, data corruption and a range of other hardware, software and network problems), we cannot guarantee that we will not experience data back-up failures in the future. A significant or large-scale malfunction or interruption of our network operations centers or data back-up systems could adversely affect our ability to keep our operations running efficiently. If a malfunction results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

We sell security and life safety solutions and if our solutions fail for any reason, we could be subject to liability and our business could suffer.

We sell security and life safety solutions, which are designed to secure the safety of our subscribers and their residences or business. If these solutions fail for any reason, including due to defects in our software, a carrier outage, a failure of our network operating center, a failure on the part of one of our service provider partners or user error, we could be subject to liability for such failures and our business could suffer.

Our platform and solutions may contain undetected defects in the software, infrastructure, third-party components or processes. If our platform or solutions suffer from defects, we could experience harm to our branded reputation, claims by our subscribers or service provider partners or lost revenue during the period required to address the cause of the defects. We may find defects in new, acquired or upgraded solutions, resulting in loss of, or delay in, market acceptance of our platform and solutions, which could harm our business, financial condition, cash flows or results of operations.

Since solutions that enable our platform are installed by our service provider partners, if they do not install or maintain such solutions correctly, our platform and solutions may not function properly. If the improper installation or maintenance of our platform and solutions leads to service failures after introduction of, or an upgrade to, our platform or a solution, we could experience harm to our branded reputation, claims by our subscribers or service provider partners or lost revenue during the period required to address the cause of the problem. Further, we rely on our service provider partners to provide the primary source of support and ongoing service to our subscribers and, if our service provider partners fail to provide an adequate level of support and services to our subscribers, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

Any defect in, or disruption to, our platform and solutions could cause consumers not to purchase additional solutions from us, prevent potential consumers from purchasing our platform and solutions or harm our reputation. Although our contracts with our service provider partners limit our liability to our service provider partners for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our service provider partners or our subscribers, which may require us to spend significant time and money in litigation or arbitration, or to pay significant settlements or damages. Defending a lawsuit, regardless of its merit, could be costly, divert management's attention and affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. Although we currently maintain some warranty reserves, we cannot assure you that these warranty reserves will be sufficient to cover future liabilities.

We rely on our service provider partner network to acquire additional subscribers, and the inability of our service provider partners to attract additional subscribers or retain their current subscribers could adversely affect our operating results.

Substantially all of our revenue is generated through the sales of our platform and solutions by our service provider partners, and our service provider partners are responsible for subscriber acquisition, as well as providing customer service and technical support for our platform and solutions to the subscribers. We provide our service provider partners with specific training and programs to assist them in selling and providing support for our platform and solutions, but we cannot assure that these steps will be effective. In addition, we rely on our service provider partners to sell our platform and solutions into new markets in the intelligent and connected property space. If our service provider partners are unsuccessful in marketing, selling, and supporting our platform and solutions, our operating results could be adversely affected.

In order for us to maintain our current revenue sources and grow our revenues, we must effectively manage and grow relationships with our service provider partners. Recruiting and retaining qualified service provider partners and training them in our technology and solutions requires significant time and resources. If we fail to maintain existing service provider partners or develop relationships with new service provider partners, our revenue and operating results would be adversely affected. In addition, to execute on our strategy to expand our sales internationally, we must develop relationships with service provider partners that sell into these markets.

Any of our service provider partners may choose to offer a product from one of our competitors instead of our platform and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a license agreement in November 2013 with Vivint Inc., or Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this arrangement, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider partner’s product; however, these monthly fees are less on a per customer basis than fees we receive from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. We must also work to expand our network of service provider partners to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service provider partners in our markets, there are a finite number of service provider partners that are able to perform the types of technical installations required for our platform and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service provider partners, our business could be harmed.

As the consumers’ product and service options grow, it is important that we enhance our service provider partner footprint by broadening the expertise of our service provider partners, working with larger and more sophisticated service provider partners and expanding the mainstream solutions our service provider partners offer. If we do not succeed in this effort, our current and potential future service provider partners may be unable or unwilling to broaden their offerings to include our connected property solutions, resulting in harm to our business.

We receive a substantial portion of our revenue from a limited number of service provider partners, and the loss of, or a significant reduction in, orders from one or more of our major service provider partners would result in decreased revenue and profitability.

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platform and solutions through an all-channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These contracts, including for example, the contract we entered into with Monitronics International, Inc., one of our service provider partners, typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 6,000 service provider partners to sell, install and support our platform and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2016, 2015 and 2014, our 10 largest revenue service provider partners accounted for 59.9%, 63.4%, and 64.7% of our revenue. Vivint represented greater than 10% but not more than 15% of our revenue in 2014. Monitronics International, Inc. represented greater than 10% but not more than 15% of our revenue in 2016 and greater than 15% but not more than 20% of our revenue in 2015 and 2014. United Technologies Corporation represented greater than 10% but not more than 15% of our revenue in 2014.

We anticipate that we will continue to be dependent upon a limited number of service provider partners for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual service provider partners may increase in the future. The loss of one or more key service provider partners, a reduction in sales through any major service provider partners or the inability or unwillingness of any of our major service provider partners to pay for our platform and solutions would reduce our revenue and could impair our profitability.

We have relatively limited visibility regarding the consumers that ultimately purchase our solutions, and we often rely on information from third-party service providers to help us manage our business. If these service providers fail to provide timely or accurate information, our ability to quickly react to market changes and effectively manage our business may be harmed.

We sell our solutions through service provider partners. These service provider partners work with consumers to design, install, update and maintain their connected home and business installations and manage the relationship with our subscribers. While we are able to track orders from service provider partners and have access to certain information about the configurations of their Alarm.com systems that we receive through our platform, we also rely on service provider partners to provide us with information about consumer behavior, product and system feedback, consumer demographics and buying patterns. We use this channel sell-through data, along with other metrics, to forecast our revenue, assess consumer demand for our solution, develop new solutions, adjust pricing and make other strategic business decisions. Channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. If we do not receive consumer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.

Consumers may choose to adopt point products that provide control of discrete home functions rather than adopting our connected property platform. If we are unable to increase market awareness of the benefits of our unified solutions, our revenue may not continue to grow, or it may decline.

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as a thermostat that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected — each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite some of the disadvantages of this approach, may reduce demand for our connected home solutions. If so, our service provider partners may switch and offer the point products and services of competing companies, which would adversely affect our sales and profitability. If a significant number of consumers in our target market choose to adopt point products rather than our connected home and business solutions, then our business, financial condition, cash flows and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

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

We are dependent on our connected property solutions, and the lack of continued market acceptance of our connected property solutions would result in lower revenue.

Our connected property solutions account for substantially all of our revenue and will continue to do so for the foreseeable future. As a result, our revenue could be reduced by:

•	any decline in demand for our connected property solutions;

•	the failure of our connected property solutions to achieve continued market acceptance;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our connected property solutions;

•	technological innovations or new communications standards that our connected property solutions do not address; and

•	our inability to release enhanced versions of our connected property solutions on a timely basis.

We are vulnerable to fluctuations in demand for Internet-connected devices in general and interactive security systems in particular. If the market for connected home and business solutions grows more slowly than anticipated or if demand for connected home and business solutions does not grow as quickly as anticipated, whether as a result of competition, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environments, budgetary constraints of our consumers or other factors, we may not be able to continue to increase our revenue and earnings and our stock price would decline.

A significant decline in our SaaS and license revenue renewal rate would have an adverse effect on our business, financial condition, cash flows and results of operations.

We generally bill our service provider partners based on the number of subscribers they have on our platform and the features being utilized by subscribers on a monthly basis in advance. Subscribers could elect to terminate our services in any given month. If our efforts and our service provider partners’ efforts to satisfy our existing subscribers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. We track our SaaS and license revenue renewal rate on an annualized basis, as reflected in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics — SaaS and License Revenue Renewal Rate.” However, our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. As a result, we may not be able to accurately predict future trends in renewals and the resulting churn. Subscribers may choose not to renew their contracts for many reasons, including the belief that our service is not required for their needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our subscribers may not renew for reasons entirely out of our control, such as moving a residence or the dissolution of their business, which is particularly common for small to mid-sized businesses. A significant increase in our churn would have an adverse effect on our business, financial condition, cash flows or results of operations.

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

We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks. Any suspension or other interruption of services would adversely affect our ability to provide our services to our service provider partners and subscribers and may adversely affect our reputation. In addition, the inability to maintain our existing contracts with our wireless carriers or enter into new contracts with such wireless carriers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If we are unable to adapt to technological change, including maintaining compatibility with a wide range of devices, our ability to remain competitive could be impaired.

The market for connected home and business solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new subscribers and increase revenue from existing subscribers will depend in significant part on our ability to anticipate changes in industry standards, to continue to enhance our existing solutions or introduce new solutions on a timely basis to keep pace with technological developments, and to maintain compatibility with a wide range of connected devices in the home and business. We may change aspects of our platform and may utilize open source technology in the future, which may cause difficulties including compatibility, stability and time to market. The success of this or any enhanced or new product or solution will depend on several factors, including the timely completion and market acceptance of the enhanced or new product or solution. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, cash flows and results of operations.

The technology we employ may become obsolete, and we may need to incur significant capital expenditures to update our technology.

Our industry is characterized by rapid technological innovation. Our platform and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies. For example, AT&T shut down its 2G network on December 31, 2016. As of December 31, 2016, we had approximately 45,000 end user accounts reliant on the AT&T 2G network, which as of such date may have no longer been able to communicate with Alarm.com. Many of our service provider partners are continuing to upgrade our solutions that were installed using AT&T 2G wireless technology. To maintain our subscriber base which relied on the now obsolete AT&T 2G network we subsidized the upgrade of the subscribers' outdated systems. If our service provider partners are not able to upgrade their customers then those accounts may be terminated with Alarm.com.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platform and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 33% of our hardware and other revenue in 2016. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platform and solutions to service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract subscribers.

We believe that building and maintaining market awareness, brand recognition and goodwill in a cost-effective manner is important to our overall success in achieving widespread acceptance of our existing and future solutions and is an important element in attracting new service provider partners and subscribers. An important part of our business strategy is to increase service provider and consumer awareness of our brand and to provide marketing leadership, services and support to our service provider partner network. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be hindered by the marketing efforts of our competitors and our reliance on our service provider partners and strategic partners to promote our brand. If we are unable to cost-effectively maintain and increase awareness of our brand, our business, financial condition, cash flows and results of operations could be harmed.

We operate in the emerging and evolving connected property market, which may develop more slowly or differently than we expect. If the connected property market does not grow as we expect, or if we cannot expand our platform and solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.

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

The nature of the solutions we provide, including our interactive security solutions, potentially exposes us to greater risks of liability for employee acts or omissions or system failure than may be inherent in other businesses. Substantially all of our service provider partner agreements contain provisions limiting our liability to service provider partners and our subscribers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot assure you that these limitations will be enforced, and the costs of such litigation could have a material adverse effect on us. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.

Failure to maintain the security of our information and technology networks, including information relating to our service provider partners, subscribers and employees, could adversely affect us.

We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our service provider partners, subscribers and employees, including credit card information for many of our service provider partners and certain of our subscribers. If security breaches in connection with the delivery of our solutions allow unauthorized third parties to access any of this data or obtain control of our subscribers’ systems, our reputation, business, financial condition, cash flows and results of operations could be harmed.

The legal, regulatory and contractual environment surrounding information security, privacy and credit card fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of service provider partner, subscriber, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in loss of confidential information, damage to our reputation, early termination of our service provider partner contracts, significant costs, fines, litigation, regulatory investigations or actions and other liabilities or actions against us. Moreover, to the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in consumer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. Such an event could additionally result in adverse publicity and therefore adversely affect the market's perception of the security and reliability of our services. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platform and solutions. If any one of these risks materializes our business, financial condition, cash flows or results of operations could be materially and adversely affected.

Our strategy includes pursuing acquisitions, and our potential inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results. Future acquisitions of technologies, assets or businesses, which are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.

On March 8, 2017, we acquired Icontrol's Connect and Piper business units and we have acquired other businesses in the past. For example, we acquired EnergyHub, Inc. in 2013, we acquired the assets of Horizon Analog, Inc. and Secure-i, Inc., respectively, in December 2014, we acquired the assets of HiValley Technology Inc. in March 2015 and we acquired certain assets of ObjectVideo, Inc. in January 2017. We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

•	incurring higher than anticipated capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel or failing to retain the key personnel of the acquired company or business;

•	failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our platform and solutions;

•	disrupting our ongoing business;

•	diverting our management’s attention and other company resources;

•	failing to maintain uniform standards, controls and policies;

•	incurring significant accounting charges;

•	impairing relationships with employees, service provider partners or subscribers;

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with acquisitions, including those we may encounter with the Acquisition. To the extent we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our business, financial condition, cash flows and results of operations could be harmed. Acquisitions also could impact our financial position and capital requirements, or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

Our platform and solutions enable us to collect, manage and store a wide range of data related to our subscribers’ interactive security, intelligent automation, video monitoring and energy management systems. A valuable component of our platform and solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our service provider partners, our subscribers and third-party providers. We cannot assure you that the data we require for our proprietary data sets will be available from these sources in the future or that the cost of such data will not increase. The United States federal government and various state governments have adopted or proposed limitations on the collection, distribution, storage and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that is more rigorous governing data collection and storage than in the United States.

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

We provide minimum service level commitments to certain of our service provider partners, and our failure to meet them could cause us to issue credits for future services or pay penalties, which could harm our results of operations.

Certain of our service provider partner agreements currently, and may in the future, provide minimum service level commitments regarding items such as uptime, functionality or performance. If we are unable to meet the stated service level commitments for these service provider partners or suffer extended periods of service unavailability, we are or may be contractually obligated to provide these service provider partners with credits for future services, provide services at no cost or pay other penalties, which could adversely impact our revenue. We do not currently have any reserves on our balance sheet for these commitments.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In the future, we may not be able to timely secure debt or equity financing on favorable terms or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2016, we had $29.3 million of goodwill and identifiable intangible assets, and we expect that our recent acquisitions will increase the goodwill and identifiable intangible assets on our consolidated balance sheet. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, financial condition, cash flows and results of operations. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platform and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service provider partners or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service provider partners and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platform and solutions, our business, financial condition, cash flows and results of operations would be harmed.

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

During weak economic times, the available pool of service providers may decline as the prospects for home building and home renovation projects diminish, which may have a corresponding impact on our growth prospects. In addition, there is an increased risk during these periods that an increased percentage of our service provider partners will file for bankruptcy protection, which may harm our reputation, revenue, profitability and results of operations. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. Likewise, consumer bankruptcies can detrimentally affect the business stability of our service provider partners. Prolonged economic slowdowns and reductions in new home construction and renovation projects may result in diminished sales of our platform and solutions. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

Failure to comply with laws and regulations could harm our business.

We conduct our business in the United States and are expanding internationally in various other countries. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, antitrust laws, federal securities laws and tax laws and regulations.
We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and possibly other anti-bribery laws, including those that comply with the Organization for Economic Cooperation and Development, or OECD, Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing directly or indirectly improper payments or benefits to recipients in the public or private-sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. Our company has direct government interactions and in several cases uses third-party representatives, including dealers, for regulatory compliance, sales and other purposes in a variety of countries. These factors increase our anti-corruption risk profile. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-

corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners, and agents will comply with these laws and policies.
In addition, our recent Acquisition was subject to review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act. The waiting period under the HSR Act for the Acquisition, as extended by the previously disclosed timing agreement between us, Icontrol and the U.S. Federal Trade Commission, or the FTC, expired at 12:01 a.m. on February 22, 2017. The expiration of the HSR Act waiting period allowed the parties to proceed to close the Acquisition. Although the FTC has concluded its review of the Acquisition, it has not concluded its review of pre-closing activities. While we have supplied and intend to continue to supply to the FTC additional documents and information as requested, we cannot predict the outcome of the FTC’s ongoing review.
We are also subject to data privacy and security laws, anti-money laundering laws (such as the USA PATRIOT Act), and import/export laws and regulations in the United States and in other jurisdictions.

Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. Our platform and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our platform and solutions must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our service provider partners fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our platform or solutions or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our platform and solutions in international markets, prevent our service provider partners with international operations from deploying our platform and solutions or, in some cases, prevent the export or import of our platform and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our platform and solutions, or in our decreased ability to export or sell our platform and solutions to existing or potential service provider partners with international operations. Any decreased use of our platform and solutions or limitation on our ability to export or sell our platform and solutions would likely adversely affect our business, financial condition, cash flows and results of operations.

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

Furthermore, U.S. export control laws and economic sanctions programs prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. Even though we take precautions to prevent our platform and solutions from being shipped or provided to U.S. sanctions targets, our platform and solutions could be shipped to those targets or provided by third-parties despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such programs, could result in decreased use of our platform and solutions, or in our decreased ability to export or sell our platform and solutions to existing or potential service provider partners, which would likely adversely affect our business, financial condition, cash flows and results of operations.

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

We are involved and have been involved in the past in legal proceedings from time to time. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. See the section of this Annual Report titled "Legal Proceedings" for additional information on this matter. In addition, upon the closing of the Acquisition we assumed certain currently pending patent related litigation matters brought by Icontrol. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risks related to these suits, and we may be unable to accurately assess our level of exposure. As a result of these proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly. For example, we have initiated and been involved with intellectual property litigation as a result of which we have entered into cross-license agreements relating to our and third-party intellectual property.

Our business operates in a regulated industry.

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. Our advertising and sales practices and that of our service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to require our service provider partners to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

We anticipate that our efforts to expand internationally will entail the marketing and advertising of our platform, solutions and brand. Revenue in countries outside of the North America accounted for less than 1% of our revenue for the years ended December 31, 2016 and 2015. We also do not have substantial experience in selling our platform and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platform and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been involved with patent litigation suits in the past and we may be involved with and subject to similar litigation in the future to defend our intellectual property position. For example, on June 2, 2015, Vivint filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board of certain patents in suit. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using, and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could continue to be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation and our service provider partner contracts may require us to indemnify them against certain liabilities they may incur as a result of our infringement of any third party intellectual property. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Given that our platform and solutions integrate with all aspects of the home, the risk that our platform and solutions may be subject to these allegations is exacerbated. As we seek to extend our platform and solutions, we could be constrained by the intellectual property rights of others. If our platform and solutions exceed the scope of in-bound licenses or violate any third party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our platform and solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition, cash flows and results of operations. If we were compelled to withdraw any of our platform and solutions from the market, our business, financial condition, cash flows and results of operations could be harmed.

We have indemnity obligations to certain of our service provider partners for certain expenses and liabilities resulting from intellectual property infringement claims regarding our platform and solutions, which could force us to incur substantial costs.

We have indemnity obligations to certain of our service provider partners for intellectual property infringement claims regarding our platform and solutions. As a result, in the case of infringement claims against these service provider partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our service provider partners may seek indemnification from us in connection with infringement claims brought against them. In addition, we may elect to indemnify service provider partners where we have no contractual obligation to indemnify them and we will evaluate each such request on a case-by-case basis. If a service provider partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

The use of open source software in our platform and solutions may expose us to additional risks and harm our intellectual property.

Some of our platform and solutions use or incorporate software that is subject to one or more open source licenses and we may incorporate open source software in the future. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user's software to disclose publicly part or all of the source code to the user's software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms to us or at no cost.

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

Prior to our initial public offering, or IPO, there was no public market for our common stock. Although our common stock is listed on The NASDAQ Global Select Market, we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.

The market price of our common stock has been and is likely to continue to be volatile.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $34.43 through December 31, 2016. Factors that may affect the market price of our common stock include:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	variance in our financial performance from expectations of securities analysts;

•	announcements by us or our competitors of significant business developments, acquisitions or new solutions and market assumptions regarding the impact of the Acquisition on our operating results;

•	changes in the prices of our platform and solutions;

•	changes in our projected operating and financial results;

•	changes in laws or regulations applicable to our platform and solutions or marketing techniques;

•	our involvement in any litigation;

•	our sale of our common stock or other securities in the future;

•	changes in senior management or key personnel;

•	trading volume of our common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic, regulatory and market conditions.

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

Sales of a substantial number of shares of our common stock in the public market could cause our market price to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. Accordingly, these shares may be able to be sold freely in the public market upon issuance as permitted by any applicable vesting requirements.

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

We are obligated to develop and maintain a system of effective internal controls over financial reporting. These internal controls may be determined to be not effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Commencing with this Annual Report, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective and would be required to disclose any material weaknesses identified in Management’s Report on Internal Control over Financial Reporting. While we have established certain procedures and control over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future.

Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from an independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, our auditors are not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we no longer qualify as an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

If we are unable to conclude that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion that our internal controls over financial reporting are effective when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price, and we could be subject to sanctions or investigations by regulatory authorities, including the Securities and Exchange Commission, or the SEC, and NASDAQ. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As of December 31, 2016, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Facilities

Our principal offices, located in Tysons, Virginia, occupy 136,913 square feet of commercial space under a lease that we entered into in August 2014 and expires in 2026. We have amended our lease to expand our square footage as we continue to grow. We use this facility for sales and marketing, research and development, customer service and administrative purposes.

We also have offices in Bloomington, Minnesota; Centennial, Colorado; Brooklyn, New York; Boston and Needham, Massachusetts; Wilsonville, Oregon; Lawrence, Kansas; Provo, Utah and Fort Lauderdale, Florida, and own a demonstration home in Falls Church, Virginia. We and our subsidiaries use these properties for sales and training, research and development, technical support and administrative purposes.

Prior to February 2016, our corporate headquarters was located in Vienna, Virginia. This lease terminated in accordance with its terms in August 2016.

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

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service provider partners under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On March 7, 2017, plaintiffs filed their motion for class certification. Our response is due March 28, 2017. Discovery has commenced, and the matter remains pending in the U.S. District Court for the Northern District of California.

On February 9, 2016, we were sued along with one of our service provider partners in the Circuit Court for the City of Virginia Beach, Virginia by the estate of a deceased service provider partner customer alleging wrongful death, among other claims. The suit seeks a total of $7 million in compensatory damages and $350,000 in punitive damages. We filed our answer on March 22, 2016. Discovery has commenced, and the matter remains pending.
On February 22, 2017, Honeywell International Inc., or Honeywell, filed an action in the U.S. District Court for the District of New Jersey against us and Icontrol Networks, Inc., or Icontrol, seeking to enjoin the completion of our acquisition of two business units from Icontrol. On March 3, 2017, we settled the litigation effective upon the closing of the acquisition of the business units from Icontrol, which occurred on March 8, 2017.
In September, 2014, Icontrol Networks, Inc., or Icontrol, filed a Complaint in the United States District Court, District of Delaware, asserting that Zonoff Inc., or Zonoff, infringes certain U.S. Patents owned by Icontrol, all of which are now owned by Alarm.com through a subsidiary. In November, 2015, Icontrol filed a second lawsuit, also in the United States District Court, District of Delaware, alleging that Zonoff infringes additional U.S. Patents owned by Icontrol, now owned by Alarm.com through a subsidiary. The Court held a claim construction hearing in the first case on March 14, 2016 and consolidated the cases on August 1, 2016. Zonoff has not filed any proceedings at the United States Patent Office, or asserted any counterclaims. On March 8, 2017, the Court stayed the case for 60 days pending the close of the Acquisition by Alarm.com.
 In September, 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet Technologies LLC, or SecureNet, infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March, 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile.  In September, 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of the same patents.  SecureNet filed petitions for inter partes review of the patents-in-suit before the United States Patent Office's Patent Trial and Appeal Board. Only proceedings as to one of the patents in suit have thus far been instituted. These proceedings are currently pending before the Patent Trial and Appeal Board.
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

	High	Low
June 26, 2015 to June 30, 2015	$17.88	$14.71
Quarter ended September 30, 2015	19.15	10.26
Quarter ended December 31, 2015	20.25	11.45
Quarter ended March 31, 2016	24.22	14.00
Quarter ended June 30, 2016	25.84	19.91
Quarter ended September 30, 2016	33.13	24.52
Quarter ended December 31, 2016	34.43	26.68

On February 1, 2017, the closing price of our common stock on The NASDAQ Global Select Market was $27.24.

Holders

As of February 1, 2017, there were 76 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our 2014 Facility with Silicon Valley Bank, as further disclosed under "Sources of Liquidity" in Part II Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.
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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Alarm.com Holdings, Inc. under the Securities Act.

The following graph shows a comparison for the period June 26, 2015 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2016 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) Standard & Poor's 500 Index, or S&P 500 Index assuming an initial investment of $100 on June 26, 2015 and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

	June 26, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Alarm.com Holdings, Inc.	$100	$91	$69	$99	$140	$152	$171	$165
NASDAQ Composite	100	98	91	99	96	95	105	106
S&P 500	100	98	91	97	98	100	103	107

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report. The following tables set forth our selected consolidated financial and other data for the years ended and as of December 31, 2016, 2015, 2014, 2013 and 2012 (in thousands, except share and per share data).

	Year Ended December 31,
Consolidated Statements of Operations Data:	2016	2015	2014	2013	2012
Revenue:
SaaS and license revenue	$173,540	$140,936	$111,515	$82,620	$55,655
Hardware and other revenue	87,566	67,952	55,797	47,602	40,820
Total revenue	261,106	208,888	167,312	130,222	96,475
Cost of revenue(1):
Cost of SaaS and license revenue	30,229	25,722	23,007	16,476	12,681
Cost of hardware and other revenue	69,151	51,652	44,172	38,482	28,773
Total cost of revenue	99,380	77,374	67,179	54,958	41,454
Operating expenses:
Sales and marketing(2)	38,980	32,240	25,836	21,467	13,232
General and administrative(2)	57,926	35,473	26,113	29,928	14,099
Research and development(2)	44,272	40,002	23,193	13,085	8,944
Amortization and depreciation	6,490	5,808	3,991	3,360	2,230
Total operating expenses	147,668	113,523	79,133	67,840	38,505
Operating income	14,058	17,991	21,000	7,424	16,516
Interest expense	(190)	(178)	(196)	(269)	(312)
Other income / (expense), net	513	(348)	(485)	57	5
Income before income taxes	14,381	17,465	20,319	7,212	16,209
Provision for income taxes	4,227	5,697	6,817	2,688	7,280
Net income	10,154	11,768	13,502	4,524	8,929
Dividends paid to participating securities	—	(18,987)	—	—	(8,182)
Cumulative dividend on redeemable convertible preferred stock	—	—	—	—	(1,855)
Deemed dividend to redeemable convertible preferred stock upon recapitalization	—	—	—	—	(138,727)
Income allocated to participating securities	(12)	—	(12,939)	(4,402)	—
Net income / (loss) attributable to common stockholders	$10,142	$(7,219)	$563	$122	$(139,835)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Per share information attributable to common stockholders:
Net income / (loss) per share:
Basic	$0.22	$(0.30)	$0.25	$0.08	$(108.55)
Diluted	$0.21	$(0.30)	$0.14	$0.04	$(108.55)
Weighted average common shares outstanding:
Basic	45,716,757	24,108,362	2,276,694	1,443,469	1,288,162
Diluted	47,875,522	24,108,362	3,890,121	2,795,345	1,288,162
Cash dividends declared per share	$—	$0.36	$—	$—	$0.26

	Year Ended December 31,
	2016	2015	2014	2013	2012
Other Financial and Operating Data:
SaaS and license revenue renewal rate(3)	94%	93%	93%	93%	94%
Adjusted EBITDA(4)	$49,034	$34,370	$28,321	$28,259	$20,505

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet and other data:
Cash and cash equivalents	$140,634	$128,358	$42,572	$33,583	$41,920
Working capital, excluding deferred revenue	153,070	134,260	47,553	32,762	38,756
Total assets	261,245	226,095	120,932	99,487	87,545
Redeemable convertible preferred stock	—	—	202,456	202,456	202,456
Total long-term obligations	30,297	26,885	17,572	14,923	15,352
Total stockholders' equity / (deficit)	191,249	170,131	(121,844)	(140,690)	(147,051)
_____________________
(1) Excludes amortization and depreciation.

(2) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Stock-based compensation expense data:
Sales and marketing	$536	$372	$338	$102	$196
General and administrative	1,430	2,486	1,862	495	418
Research and development	2,035	1,266	1,067	244	1,145
Total stock-based compensation expense	$4,001	$4,124	$3,267	$841	$1,759

(3) We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from subscribers on our SaaS platform who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage. Our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.

(4) We define Adjusted EBITDA as our net income before interest and other income / (expense), net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, goodwill and intangible impairment charges, changes in fair value of acquisition related contingent liabilities, acquisition-related expense and legal costs incurred in connection with non-ordinary course litigation, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and the sale of common stock, goodwill and intangible impairment charges and gain from the release of an acquisition-related contingent liability. Included in 2015 stock-based compensation expense is $0.8 million related to the repurchase of an employee's stock awards. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

We have included Adjusted EBITDA in this report because it is a key measure that our management uses to understand and evaluate our core operating performance and trends, to generate future operating plans, to make strategic decisions regarding the allocation of capital and to make investments in initiatives that are focused on cultivating new markets for our solutions. We also use certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures under our executive bonus plan. Further, we believe the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related expense and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Adjusted EBITDA:
Net income	$10,154	$11,768	$13,502	$4,524	$8,929
Adjustments:
Interest expense and other income / (expense), net	(323)	526	681	212	307
Provision for income taxes	4,227	5,697	6,817	2,688	7,280
Amortization and depreciation	6,490	5,808	3,991	3,360	2,230
Stock-based compensation expense	4,001	4,124	3,267	841	1,759
Goodwill and intangible asset impairment	—	—	—	11,266	—
Release of acquisition related contingent liability	—	—	—	(5,820)	—
Acquisition-related expense	11,098	100	—	—	—
Litigation expense	13,387	6,347	63	11,188	—
Total adjustments	38,880	22,602	14,819	23,735	11,576
Adjusted EBITDA	$49,034	$34,370	$28,321	$28,259	$20,505

(5) In the fourth quarter of 2015, we retrospectively adopted ASU 2015-17, "Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes and requires entities to classify deferred income tax liabilities and assets for each jurisdiction as noncurrent on the balance sheet. Due to the adoption of this pronouncement, we retrospectively reclassified the previously reported current portion of deferred tax assets to long-term deferred tax assets for the balance sheet and other data table above resulting in a change in working capital as of December 31, 2014, 2013 and 2012.

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
Overview
Alarm.com is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for the smart home and business, including interactive security, video monitoring, intelligent automation and energy management. Millions of property owners rely on our technology to intelligently secure, monitor and manage their homes and businesses. In the last year alone, our platform processed more than 30 billion data points generated by over 35 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.
Our solutions are delivered through an established network of over 6,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. Our service provider partners have indicated that they typically have three to five-year service contracts with home or business owners, whom we call subscribers. We believe that the length of these contracts, combined with our robust SaaS platform and over a decade of operating experience, contribute to a compelling business model. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include gateway modules and other connected devices that enable our services, such as video cameras and smart thermostats.
Our technology platform is designed to make connected properties safer, smarter and more efficient. Our solutions are used in both smart homes and businesses, which we refer to as the connected property market and we have designed our technology platform for all market participants. This includes not only the home and business owners who subscribe to our services, but also the hardware partners who manufacture devices that integrate with our platform and the service provider partners who install and maintain our solutions.
Alarm.com service provider partners can deploy our interactive security, video monitoring, intelligent automation and energy management solutions as standalone offerings or as combined solutions to address the needs of a broad range of customers. Our technology enables subscribers to seamlessly connect to their property through our family of mobile apps, websites, and new engagement platforms like voice control through Amazon Echo, wearable devices like the Apple Watch, and TV platforms such as Apple TV and Amazon Fire TV.
Executive Overview and Highlights of 2016 Results
We primarily generate SaaS and license revenue, our largest source of revenue, through our service providers who resell our services and pay us monthly fees. Our service providers sell, install and support Alarm.com solutions that enable home and business owners to intelligently secure, connect, control and automate their properties. Our service providers have indicated that they typically have three to five year service contracts with home or business owners, whom we call subscribers. We also derive a portion of our revenue from licensing our intellectual property to service providers on a per customer basis. SaaS and license revenue represented 66%, 67% and 67% of our revenue in 2016, 2015 and 2014.
We also generate revenue from the sale of hardware that enables our solutions, including cellular radio modules, video cameras, image sensors, thermostats and other peripherals. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 34%, 33% and 33% of our revenue in 2016, 2015 and 2014. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

With 1% percent of our total revenues from customers located outside of North America in the year ended December 31, 2016, we believe there is significant opportunity to expand our international business. Our products are currently localized and available in 29 countries outside of the United States and Canada.
Highlights of our financial performance for the periods covered in this report include:

•	Revenue increased 25% from $208.9 million in 2015 to $261.1 million in 2016. Revenue increased 25% from $167.3 million in 2014 to $208.9 million in 2015.

•	SaaS and license revenue increased 23% from $140.9 million in 2015 to $173.5 million in 2016. SaaS and license revenue increased 26% from $111.5 million in 2014 to $140.9 million in 2015.

•	Net income was $10.2 million in 2016, $11.8 million in 2015 and $13.5 million in 2014.

•
Adjusted EBITDA, a non-GAAP measurement of operating performance, increased from $34.4 million in 2015 to $49.0 million in 2016. Adjusted EBITDA increased from $28.3 million in 2014 to $34.4 million in 2015.

Please see Non-GAAP Measures below in this section of the report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for 2016, 2015 and 2014.
Recent Developments
As previously announced, on June 23, 2016, we entered into a definitive asset purchase agreement to acquire two business units, Connect and Piper, from Icontrol Networks, Inc., or Icontrol. Connect develops and sells a custom, on-premise software platform that powers solutions for interactive security and automation for ADT Pulse® and several service providers. Piper develops, produces and and sells a Wi-Fi-enabled video and home automation hub, and currently operates both a retail do-it-yourself product business and a channel oriented business. On March 8, 2017, we completed the transaction, which we refer to as the Acquisition. For additional information regarding other factors related to the Acquisition, please see “Risk Factors - Risks Related to our Recent Acquisition of the Connect and Piper Businesses from Icontrol Networks, Inc.”
On September 12, 2016, we and Icontrol each received a request for additional information and documentary materials, or a second request, from the U.S. Federal Trade Commission, or the FTC, in connection with the FTC’s review of the Acquisition. On September 22, 2016, we and Icontrol entered into a timing agreement with the FTC and agreed not to consummate the Acquisition before the 45th calendar day following the date of certifying substantial compliance with the second request, unless we received prior notice that the FTC had concluded its review or the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, had expired. During the waiting period, on November 2, 2016, in response to questions raised by the FTC, we and Icontrol represented to the FTC that the terms of the acquisition agreement would be modified to ensure we did not exercise any control over the ongoing operations of the Icontrol business until such time as the waiting period under the Hart-Scott-Rodino Act had expired or was terminated. The waiting period expired at 12:01 a.m. on February 22, 2017. The expiration of the HSR Act waiting period allowed the parties to proceed to close the Acquisition.  Although the FTC concluded its review of the Acquisition, it has not concluded its review of pre-closing activities. We have supplied and intend to continue to supply to the FTC additional documents and information as requested. For additional information regarding this matter, please see “Risk Factors - Failure to comply with laws and regulations could harm our business."
Effective as of August 19, 2016, or the Effective Date, our subsidiary, Alarm.com Incorporated, or Alarm.com, and ADT LLC, or ADT, amended their existing master services agreement, or the Amended MSA. The Amended MSA provides that following the closing of the Acquisition, in exchange for certain incentives and service obligations provided to ADT, Alarm.com will serve as the exclusive provider of services for ADT’s professionally installed residential interactive security, automation and video service offerings for a period of up to five (5) years following the Effective Date, subject to Alarm.com achieving certain performance conditions and with certain exclusions. The Amended MSA also includes certain installation, maintenance, support, indemnity and development requirements and can be terminated if such requirements are not satisfied, including without notice if certain events occur.  The foregoing description of the material terms of the Amended MSA does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Amended MSA.

Key Metrics

We use the following key business metrics to help us monitor the performance of our business and to identify trends affecting our business (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
SaaS and license revenue	$173,540	$140,936	$111,515
Adjusted EBITDA	49,034	34,370	28,321
	Twelve Months Ended December 31,
	2016	2015	2014
SaaS and license revenue renewal rate	94%	93%	93%

SaaS and License Revenue

We believe that SaaS and license revenue is an indicator of the productivity of our existing service provider partners and their ability to activate and maintain subscribers using our intelligently connected property solutions, our ability to add new service provider partners reselling our solutions, the demand for our intelligently connected property solutions, and the pace at which the market for these solutions is growing.

Adjusted EBITDA

Adjusted EBITDA represents our net income before interest expense, other income / (expense), net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs incurred in connection with non-ordinary course litigation, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for 2016, 2015 and 2014.

SaaS and License Revenue Renewal Rate

We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from our subscribers on our SaaS platform who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage. Our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.

Components of Operating Results

Our fiscal year ends on December 31st. The key elements of our operating results include:

Revenue

We generate revenue primarily through the sale of our SaaS solutions over our cloud-based intelligently connected property platform through our service provider partner channel. We also generate revenue from the sale of hardware products that enable our solutions.

SaaS and License Revenue

We generate the majority of our SaaS and license revenue primarily from monthly recurring fees charged to our service provider partners sold on a per subscriber basis for access to our cloud-based intelligently connected property platform and related solutions. Our fees per subscriber vary based upon the service plan and features utilized. We enter into contracts with our service provider partners that establish our pricing as well as other business terms and conditions. These contracts typically have an initial term of one year, with subsequent annual renewal terms. Our service provider partners typically enter into contracts with their end-user customers, which we refer to as our subscribers, for their engagement with our solutions. Our service provider partners have indicated that those contracts generally range from three to five years in length.

We offer multiple service level packages for our solutions, including integrated solutions and a range of a la carte add-ons for additional features. The price paid by our service provider partners each month for the delivery of our solutions is based on the combination of packages and add-ons enabled for each subscriber. We use tiered pricing plans under which our service provider partners may receive prospective pricing discounts driven by volume. We recognize our SaaS and license revenue on a monthly basis as we deliver our solutions to our subscribers.

We define our subscribers as the number of residential or commercial properties to which we are delivering at least one of our solutions. A subscriber who subscribes to one of our service level packages as well as one or more of our a la carte add-ons is counted as one subscriber. The number of subscribers represents our number of subscribers, rounded to the nearest thousand, on the last day of the applicable year. Our number of subscribers does not include the customers of our service provider partners to whom we license our intellectual property as they do not utilize our SaaS platform.

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service provider partners on a per customer basis for use of our patents. In November 2013, we entered into a license agreement with Vivint Inc., or Vivint, who represented at least 10% but not more than 15% of our revenue in 2014, pursuant to which we granted Vivint a license to use the intellectual property associated with our intelligently connected property solutions. Vivint began generating customers and paying us license revenue in the second quarter of 2014. Pursuant to this arrangement, Vivint has transitioned from selling our SaaS solutions directly to its customers to selling its own home automation product to its new customers, and we receive less revenue from Vivint from license fees as compared to revenue received from its subscribers that continue to utilize our SaaS platform. Additionally, in some markets, our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Hardware and Other Revenue

We generate hardware and other revenue primarily from the sale of cellular radio modules that provide access to our cloud-based platform, video cameras and from the sale of other devices, including image sensors and other peripherals. We sell hardware to our service provider partners as well as distributors. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. We recognize hardware and other revenue when the hardware is delivered to our service provider partners or distributors, net of a reserve for estimated returns. Our terms for hardware sales typically allow service provider partners to return hardware up to one year past the date of original sale.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a subscriber’s account on our platform. We record activation fees initially as deferred revenue and we recognize these fees on a straight-line basis over an estimated life of the subscriber relationship, which is currently ten years. Hardware and other revenue also includes fees paid by service provider partners for our marketing services.

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

We record the cost of SaaS and license revenue as expenses are incurred, which corresponds to the delivery period of our services to our subscribers. We record the cost of hardware and other revenue when the hardware and other services are delivered to the service provider partner, which is when title transfers. Our cost of revenue excludes amortization and depreciation. We expect our cost of revenue to increase on an absolute dollar basis primarily from anticipated growth in SaaS and license revenue.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development, and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 507 employees as of January 1, 2016 to 607 employees as of December 31, 2016, and we expect to continue to hire new employees to support the projected future growth of our business.

Sales and Marketing Expense.  Sales and marketing expense consists primarily of personnel and related expenses for our sales and marketing teams, including salaries, bonuses, stock-based compensation, benefits, travel, and commissions. Our sales and marketing teams engage in sales, account management, service provider partner support, advertising, promotion of our products and services and marketing.

The number of employees in sales and marketing functions grew from 188 as of January 1, 2016 to 219 as of December 31, 2016. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis and remain relatively flat as a percentage of our total revenue in the short term. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions.

General and Administrative Expense.  General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, information technology, human resources, finance and accounting personnel, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs including those that are incurred to defend and license our intellectual property and non-personnel costs, such as travel related expenses, rent, subcontracting and professional fees, audit fees, tax services, and insurance expenses. Also included in general and administrative expenses are acquisition-related expenses, which consist primarily of legal, accounting and professional service fees directly related to acquisitions, valuation gains or losses on acquisition-related contingent liabilities.

The number of employees in general and administrative functions grew from 58 as of January 1, 2016 to 68 as of December 31, 2016. Excluding intellectual property litigation and acquisition related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property, as well as acquisition related costs associated with the Acquisition and the integration of the Connect and Piper business units.

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

The number of employees in research and development functions grew from 261 at January 1, 2016 to 320 at December 31, 2016. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platform and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platform to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our revolving credit facility, or the 2014 Facility, with Silicon Valley Bank, as administrative agent, and a syndicate of lenders. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including financing the Acquisition and other acquisitions as permitted under the terms of the 2014 Facility. Interest expense is expected to increase in upcoming periods as we have utilized the 2014 Facility for the Acquisition.

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

Results of Operations

The following table sets forth our selected consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

Consolidated Statements of Operations

	Year Ended December 31,
	2016		2015		2014
	$	%	$	%	$	%
Revenue:
SaaS and license revenue	$173,540	66%	$140,936	67%	$111,515	67%
Hardware and other revenue	87,566	34	67,952	33	55,797	33
Total revenue	261,106	100	208,888	100	167,312	100
Cost of revenue: (1)
Cost of SaaS and license revenue	30,229	12	25,722	12	23,007	14
Cost of hardware and other revenue	69,151	26	51,652	25	44,172	26
Total cost of revenue	99,380	38	77,374	37	67,179	40
Operating expenses:
Sales and marketing (2)	38,980	15	32,240	15	25,836	15
General and administrative (2)	57,926	22	35,473	17	26,113	16
Research and development (2)	44,272	17	40,002	19	23,193	14
Amortization and depreciation	6,490	2	5,808	3	3,991	2
Total operating expenses	147,668	57	113,523	54	79,133	47
Operating income	14,058	5	17,991	9	21,000	13
Interest expense	(190)	—	(178)	—	(196)	—
Other income / (expense), net	513	—	(348)	—	(485)	—
Income before income taxes	14,381	6	17,465	8	20,319	12
Provision for income taxes	4,227	2	5,697	3	6,817	4
Net income	$10,154	4%	$11,768	6%	$13,502	8%
_______________

(1)	Excludes amortization and depreciation.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense data:
Sales and marketing	$536	$372	$338
General and administrative	1,430	2,486	1,862
Research and development	2,035	1,266	1,067
Total stock-based compensation expense	$4,001	$4,124	$3,267

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2016	2015	2014
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	17%	18%	21%
Cost of hardware and other revenue as a percentage of hardware and other revenue	79%	76%	79%
Total cost of revenue as a percentage of total revenue	38%	37%	40%

Comparison of Years Ended December 31, 2016 to December 31, 2015 and December 31, 2015 to December 31, 2014

Revenue

	Year Ended December 31,			% Change
Revenue	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
SaaS and license revenue	$173,540	$140,936	$111,515	23%	26%
Hardware and other revenue	87,566	67,952	55,797	29%	22%
Total revenue	$261,106	$208,888	$167,312	25%	25%

2016 Compared to 2015

The $52.2 million increase in total revenue from 2015 to 2016 was the result of a $32.6 million, or 23%, increase in our SaaS and license revenue and a $19.6 million, or 29%, increase in our hardware and other revenue. The increase in our SaaS and license revenue from 2015 to 2016 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2015, as well as the increase of our subscriber base during 2016. To a lesser extent, SaaS and license revenue increased from 2015 to 2016 due to an increase in fees paid to us for licenses to use our intellectual property. Hardware and other revenue increased by $10.5 million from a 74% increase in the volume of video cameras sold, including our doorbell camera, which was released in 2016. Hardware and other revenue also increased by $2.9 million from 2015 to 2016 from a 9% increase in the volume of peripherals sold, including our thermostat and cellular radio modules. Our Other segment contributed $2.9 million, or 2%, of the increase in SaaS and license revenue and $6.2 million, or 9%, of the increase in hardware and other revenue from 2015 to 2016. The increases in SaaS and license revenue for our Other segment were from our remote access management solution and our energy management and demand response solution. The increases in hardware revenue for our Other segment were primarily from our remote access management solution.

2015 Compared to 2014

The $41.6 million increase in total revenue from 2014 to 2015 was the result of a $29.4 million, or 26%, increase in SaaS and license revenue and a $12.2 million, or 22%, increase in hardware and other revenue. The increase in SaaS and license revenue from 2014 to 2015 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2014, as well as the increase of our subscriber base during 2015. To a lesser extent, SaaS and license revenue increased from 2014 to 2015 due to an increase in fees paid to us for licenses to use our intellectual property. Hardware and other revenue from 2014 to 2015 increased $4.5 million from a 45% increase in the volume of video cameras sold, $1.1 million from a 36% increase in the volume of image sensors sold, $1.1 million from a 7% increase in volume of cellular radio modules sold and $1.4 million from an increase in the volume of peripherals sold, including our thermostat. Our Other segment contributed to $0.9 million of the increase in SaaS and license revenue and $3.9 million of the increase in hardware and other revenue from 2014 to 2015.

Cost of Revenue

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cost of revenue(1)
Cost of SaaS and license revenue	$30,229	$25,722	$23,007	18%	12%
Cost of hardware and other revenue	69,151	51,652	44,172	34%	17%
Total cost of revenue	$99,380	$77,374	$67,179	28%	15%
% of total revenue	38%	37%	40%
 ________________

(1) Excludes amortization and depreciation.

2016 Compared to 2015

The $22.0 million increase in cost of revenue from 2015 to 2016 was the result of a $4.5 million, or 18%, increase in cost of SaaS and license revenue and a $17.5 million, or 34%, increase in cost of hardware and other revenue. The increase in cost of SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in the costs to make our SaaS platform available to our service provider partners and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 17% for 2016 and 18% for 2015. This decrease in cost of sales relative to our revenue growth was due to the achievement of economies of scale related to the growth in our subscriber base. The increase in cost of hardware and other revenue related primarily to our increase in hardware and other revenue and was higher on a relative basis due to new hardware solutions such as the doorbell camera and the shift to LTE cellular technology for our radio module. Cost of hardware and other revenue as a percentage of hardware and other revenue was 79% for 2016 and 76% for 2015.

2015 Compared to 2014

The $10.2 million increase in cost of revenue from 2014 to 2015 was the result of a $2.7 million, or 12%, increase in cost of SaaS and license revenue and a $7.5 million, or 17%, increase in cost of hardware and other revenue. The increase in cost of SaaS and license revenue related primarily to the growth in our subscribers driving an increase in the costs to make our SaaS platform available to our service provider partners and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue decreased from 21% for 2014 to 18% for 2015. This decrease in cost of sales relative to revenue growth was driven by achieving economies of scale from growth in our subscriber base. The increase in cost of hardware and other revenue related primarily to our increase in hardware and other revenue. Cost of hardware and other revenue as a percentage of hardware and other revenue decreased from 79% for 2014 to 76% for 2015. These cost savings came from a reduction in the cost of certain hardware SKUs realized from an increase in sales volume and improvements to our supply chain logistics which reduced the carrying cost of some of our hardware products. Total cost of revenue as percent to total revenue was 37% for 2015 and 40% for 2014.

Sales and Marketing Expense

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales and marketing	$38,980	$32,240	$25,836	21%	25%
% of total revenue	15%	15%	15%

2016 Compared to 2015

The increase in sales and marketing expense of $6.7 million from 2015 to 2016 was primarily due to increases in headcount for our sales force, service provider partner support team, marketing team and use of consultants to support our growth and for international expansion and marketing initiatives. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $3.7 million and expense for external consultants increased by $0.6 million in 2016. In addition, costs for advertising and trade show participation increased by $2.6 million from 2015 to 2016 due to costs incurred to feature our solutions and highlight support services we offer to our service provider partners. Sales and marketing expense from our Other segment decreased from $5.6 million in 2015 to $5.0 million in 2016 with a $0.3 million decrease in personnel and related costs due to a decrease in our Other segment employee headcount and a $0.3 million decrease from external consultants and marketing. The overall number of employees in our sales and marketing teams increased from 188 as of December 31, 2015 to 219 as of December 31, 2016. Sales and marketing expense as a percent of total revenue remained consistent and was 15% for 2016 and 2015.

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

General and Administrative Expense

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
General and administrative	$57,926	$35,473	$26,113	63%	36%
% of total revenue	22%	17%	16%

2016 Compared to 2015

The $22.5 million increase in general and administrative expense from 2015 to 2016 was due to an increase of $7.0 million in legal expenses related to ongoing intellectual property litigation and $11.0 million in acquisition-related expenses related to the

Acquisition. An additional $1.3 million increase in legal expenses resulted from professional services to support our operational growth and from maintaining and enforcing our intellectual property portfolio and license agreements. Our personnel and related costs for our Alarm.com segment, including salary, benefits and travel expenses, increased by $1.7 million from 2015 to 2016 due to an increase in employee headcount and by $1.0 million for additional professional services to support our operational growth and as a public company. General and administrative expense from our Other segment increased by $0.5 million from 2015 to 2016, primarily due to a $2.2 million increase in compensation expense related to the fair value of an agreement to repurchase subsidiary units from the founder of our subsidiary that provides our remote access management solution. This increase was partially offset by a $1.3 million decrease for personnel and related costs from a decrease in Other segment employee headcount which also resulted in a $0.4 million decrease for office rent, external consultants and general legal fees. The overall number of employees in general and administrative functions increased from 58 as of December 31, 2015 to 68 as of December 31, 2016.

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

Research and Development Expense

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Research and development	$44,272	$40,002	$23,193	11%	72%
% of total revenue	17%	19%	14%

2016 Compared to 2015

The $4.3 million increase in research and development expense from 2015 to 2016 was primarily due to an increase in headcount of employees in research and development functions who are dedicated to continuing to innovate and enhance our platform capabilities for both our residential and commercial subscribers. In addition, we continue to develop our suite of enterprise tools geared toward enabling our service provider partners to grow their business. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $9.6 million from 2015 to 2016. To support these efforts, our expense for external consultants and information technology incurred to support our research and development personnel increased $2.6 million in 2016. Research and development expense from our Other segment decreased by $7.9 million from 2015 to 2016, due in part to a $4.2 million charge we recorded in 2015 related to a renegotiation of a contract with a manufacturer. In addition, our personnel and related costs for our Other segment, including salary, benefits, stock-based compensation and travel expenses, decreased by $2.4 million and our expense for external consultants decreased by $1.3 million. During the fourth quarter of 2015 and first quarter of 2016, we diverted resources from a subsidiary in our Other segment that focused on the retail do-it-yourself market. As a result, certain employees previously in research and development functions in our Other segment transitioned into our Alarm.com segment. The overall number of employees in research and development functions increased from 261 as of December 31, 2015 to 320 as of December 31, 2016.

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

Amortization and Depreciation

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Amortization and depreciation	$6,490	$5,808	$3,991	12%	46%
% of total revenue	2%	3%	2%

2016 Compared to 2015

The $0.7 million increase in amortization and depreciation from 2015 to 2016 was primarily due to increases in our leasehold improvements and computer and network equipment purchased for our new corporate headquarters in Tysons, Virginia to accommodate our growth in headcount and for the expansion of our network operations centers.

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

Interest Expense

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Interest expense	$(190)	$(178)	$(196)	7%	(9)%
% of total revenue	—%	—%	—%

2016 Compared to 2015

Interest expense was consistent from 2015 to 2016 as the outstanding principal balance and applicable interest rate of our debt from our 2014 Facility has remained unchanged.

2015 Compared to 2014

The decrease in interest expense from 2014 to 2015 was due to lower average borrowings outstanding and a more favorable interest rate on our revolving line of credit than on our prior debt facility, which was replaced in May 2014.

Other Income / (Expense), Net

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Other income / (expense), net	$513	$(348)	$(485)	(247)%	(28)%
% of total revenue	—%	—%	—%

2016 Compared to 2015

Included in other income / (expense), net was interest income earned on our cash balance and interest income earned on notes receivable offset by losses of an equity method investment that is in the start-up phase of its operations.

2015 Compared to 2014

Included in other income / (expense), net are losses of an equity method investment that is in the start-up phase of its operations. We expect that this investment will continue to incur losses in the near term. These losses are partially offset by interest income earned on notes receivable.

Provision for Income Taxes

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Provision for Income Taxes	$4,227	$5,697	$6,817	(26)%	(16)%
% of total revenue	2%	3%	4%

2016 Compared to 2015

Our effective tax rate decreased from 32.6% in 2015 to 29.4% in 2016, primarily related to a larger research and development tax credit recorded in 2016 as compared to 2015.

2015 Compared to 2014

Our effective tax rate decreased from 33.5% in 2014 to 32.6% in 2015, primarily related to the increase in the amount of research and development tax credits recorded for 2015 and prior years during each of the periods, offset to a lesser extent, by an increase in state income tax expense due to expanding our operations to additional states.

Quarterly Results of Operations (Unaudited)

The following table shows selected unaudited quarterly consolidated statement of operations data for each of our eight most recently completed quarters, as well as the percentage of revenue for each line item. In the opinion of management, the information for each of these quarters has been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of financial information in accordance with generally accepted accounting principles. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. Historical results are not necessarily indicative of results that may be achieved in future periods, and operating results for quarterly periods are not necessarily indicative of operating results for a full year. The selected consolidated statements of operation data in amounts and as a percentage of total revenue are presented below (amounts in thousands):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue:	(unaudited)
SaaS and license revenue	$31,955	$34,134	$36,158	$38,689	$40,012	$42,010	$44,630	$46,888
Hardware and other revenue	14,056	17,815	17,849	18,232	19,031	22,413	23,216	22,906
Total revenue	46,011	51,949	54,007	56,921	59,043	64,423	67,846	69,794

Cost of revenue:
Cost of SaaS and license revenue	6,033	6,297	6,764	6,628	6,781	7,211	7,787	8,450
Cost of hardware and other revenue	10,776	14,190	13,205	13,481	14,335	17,972	18,579	18,265
Total cost of revenue	16,809	20,487	19,969	20,109	21,116	25,183	26,366	26,715

Total operating expenses	$24,076	$27,185	$30,177	$32,085	$33,666	$36,432	$38,645	$38,925

Net income	$3,041	$2,509	$2,943	$3,275	$2,738	$1,873	$2,567	$2,976
Net income / (loss) per share:
Basic	$0.06	$(6.09)	$0.06	$0.07	$0.06	$0.04	$0.06	$0.06
Diluted	$0.04	$(6.09)	$0.06	$0.07	$0.06	$0.04	$0.05	$0.06

As a percent of total revenue:
Revenue:
SaaS and license revenue	69%	66%	67%	68%	68%	65%	66%	67%
Hardware and other revenue	31%	34%	33%	32%	32%	35%	34%	33%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Cost of revenue:
Cost of SaaS and license revenue	13%	12%	13%	12%	11%	11%	11%	12%
Cost of hardware and other revenue	23%	27%	24%	24%	24%	28%	27%	26%
Total cost of revenue	37%	39%	37%	35%	36%	39%	39%	38%

Total operating expenses	52%	52%	56%	56%	57%	57%	57%	56%

Net income	7%	5%	5%	6%	5%	3%	4%	4%

Quarterly Trends

Our quarterly SaaS and license revenue has increased sequentially for all periods presented due to growth in our subscriber base driven by the effectiveness of our service provider partners’ ability to resell our services. Hardware and other revenue fluctuates from quarter to quarter based on the timing of hardware orders from our service providers and hardware distributors.

The cost of revenue, in absolute dollars, has increased over time corresponding to the increase in revenue. The cost of revenue as a percent of revenue is lower in quarters when SaaS and license revenue represents a greater percentage of total revenue. The cost of SaaS and license revenue as a percentage of SaaS and license revenue has declined over time due to efficiencies of scale as our subscriber base has grown and has been between 11% and 13% for all periods presented.

Our most significant operating expenses are employee-related costs, including salaries, benefits and stock-based compensation, which have increased in each of the quarters presented and was consistent with the increase in headcount. Research and development personnel have attributed to approximately 64% of our headcount increase over the eight quarters presented. We continue to invest in research and development to enhance our SaaS solution capabilities for both our residential and commercial subscribers and to enhance our suite of enterprise tools that enable our service provider partners to expand their business.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platform for the intelligently connected property solutions that contributed over 94% of our revenue for the years ended December 31, 2016, 2015 and 2014. Our Other segment is focused on researching and developing home and commercial automation and energy management products and services for sale in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue. Our Alarm.com segment grew from 424 employees at January 1, 2016 to 557 employees at December 31, 2016. Our Other segment decreased from 83 employees at January 1, 2016 to 50 employees at December 31, 2016. Inter-segment revenue includes sales of hardware between our segments.

The following table sets forth our revenue, inter-segment revenue and operating expenses by segment for the periods presented (in thousands):

	Year Ended December 31,
	2016		2015		2014
	Revenue	Operating Expenses	Revenue	Operating Expenses	Revenue	Operating Expenses
Alarm.com	$247,781	$133,818	$202,752	$91,544	$165,603	$65,566
Other	18,826	13,850	9,052	21,979	2,388	13,567
Inter-segment Alarm.com	(2,863)	—	(952)	—	(646)	—
Inter-segment Other	(2,638)	—	(1,964)	—	(33)	—
Total	$261,106	$147,668	$208,888	$113,523	$167,312	$79,133

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

Revenue Recognition and Deferred Revenue

We derive our revenue from two primary sources: the sale of cloud-based SaaS services on our integrated platform and the sale of hardware products. We sell our platform and hardware solutions to service provider partners that resell our solutions and hardware to home and business owners, who are the service provider partners’ customers, and whom we refer to as our subscribers. We also sell our hardware to distributors who resell the hardware to service provider partners. We enter into contracts with our service provider partners that establish pricing for access to our platform solutions and for the sale of hardware. These contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length.

Our hardware includes cellular radio modules that enable access to our cloud-based platform, as well as video cameras, image sensors and other peripherals. Our service provider partners may purchase our hardware in anticipation of installing the hardware in a home or business when they create a new subscriber account, or for use in an existing subscriber’s property. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. Service provider partners transact with us to purchase our platform solutions and resell our solutions to a new subscriber, or to upgrade or downgrade the solutions of an existing subscriber, at which time the subscriber’s access to our platform solutions is enabled and the delivery of the services commences. The purchase of platform solutions and the purchase of hardware are separate transactions because at the time of sale of the hardware, the service provider partner is not obligated to and may not purchase a platform solution for the hardware sold, and the level and duration of platform solutions, if any, to be provided through the hardware sold cannot be determined.

We recognize revenue with respect to our solutions when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery to the customer, which may be either a service provider partner, distributor or a subscriber, has occurred or service has been rendered;

•	Fees are fixed or determinable; and

•	Collection of the fees is reasonably assured.

We consider a signed contract with a service provider partner to be persuasive evidence that an agreement exists, and the fees to be fixed or determinable if the fees are contractually agreed to with our service provider partners. Collectibility is evaluated based on a number of factors, including a credit review of new service provider partners, and the payment history of existing service provider partners. If collectibility is not reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon the receipt of payment.

SaaS and License Revenue

We generate the majority of our SaaS and license revenue primarily from monthly fees charged to our service provider partners sold on a per subscriber basis for access to our cloud-based intelligently connected property platform and the related solutions. Our fees per subscriber vary based upon the service plan and features utilized.

Under terms in our contractual arrangements with our service provider partners, we are entitled to payment and recognize revenue based on a monthly fee that is billed in advance of the month of service. We have demonstrated that we can sell our SaaS offering on a stand-alone basis, as it can be sold separately from hardware and activation services. As there is neither a minimum required initial service term nor a stated renewal term in our contractual arrangements, we recognize revenue over the period of service, which is monthly. Our service provider partners typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.

We offer multiple service level packages for our solutions including a range of solutions and a range of a la carte add-ons for additional features. The fee paid by our service provider partners each month for the delivery of our solutions is based on the combination of packages and add-ons enabled for each subscriber. We utilize tiered pricing plans where our service provider partners may receive prospective pricing discounts driven by volume.

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service provider partners on a per customer basis for use of our patents. In addition, in some markets our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Hardware and Other Revenue

We generate hardware and other revenue primarily from the sale of cellular radio modules that provide access to our cloud-based platform and, to a lesser extent, from the sale of other devices, including video cameras, image sensors and peripherals. We recognize hardware and other revenue when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service provider partners or distributors, and are not contingent on resale to end-users, or to service provider partners in the case of sales of hardware to distributors. Our terms for hardware sales sold directly to either service provider partners or distributors typically allow for the return of hardware up to one year past the date of sale. Our distributors sell directly to our service provider partners under terms between the two parties. We record a percentage of hardware and other revenue of approximately 2 to 5%, based on historical returns, as a reserve against revenue for hardware returns. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platform, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platform, such as support tools and applications, to assist in the installation of our solutions in a subscriber’s property. This installation marks the beginning of the service period on our platform and on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platform. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete.

Business Combinations

We are required to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. The net assets and results of operations of an acquired entity are included in our consolidated financial statements from the acquisition date. Acquisition-related costs are expensed as incurred. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired net of liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing intangible assets include, but are not limited to, estimates about future expected cash flows from customer contracts, customer lists, proprietary technology and non-competition agreements, the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in our solutions, as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill, Intangible Assets and Long-lived Assets

Goodwill

Goodwill represents the excess of (1) the aggregate of the fair value of consideration transferred in a business combination, over (2) the fair value of assets acquired, net of liabilities assumed. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments. Goodwill is not amortized, but is subject to annual impairment tests. We perform our annual impairment review of goodwill on October 1st and when a triggering event occurs between annual impairment tests. We test our goodwill at the reporting unit level. We perform a qualitative analysis every year and, at minimum, a quantitative analysis every three years. We review goodwill for impairment using the two-step process if, based on our assessment of the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

For our 2016 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. This reporting unit had a fair value that exceeded its carrying value by more than 100% in the last quantitative assessment performed in 2014. We first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances and market capitalization. For the year ended December 31, 2016, we assessed the qualitative factors and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value and that the two-step impairment test was not required. Our assessment was performed as of October 1, 2016, and we have determined there have been no triggering events from our assessment date through December 31, 2016.

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

Intangible Assets and Long-lived Assets

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

For the year ended December 31, 2016, we determined there were no indicators of impairment of our intangible assets with definite lives or long-lived assets and there were no changes to the useful lives of our intangible assets.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. During 2013, in connection with the EnergyHub acquisition, we acquired significant net operating losses, a deferred tax asset, which we recorded at its expected realizable value. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of December 31, 2016 and 2015. Accordingly, we have not recorded a valuation allowance as of December 31, 2016 and 2015.

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

Recent Accounting Pronouncements

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

Liquidity and Capital Resources

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated (in thousands):

	As of December 31,
	2016	2015	2014
Cash and cash equivalents	$140,634	$128,358	$42,572
Accounts receivable, net	29,810	21,348	17,259
Working capital, excluding deferred revenue	153,070	134,260	47,553

Our cash and cash equivalents as of December 31, 2016 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of December 31, 2016, we had $140.6 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the next twelve months, we expect our capital expenditure requirements to be approximately $8.8 million, including approximately $4.7 million anticipated to be incurred for leasehold improvements related to expansion of our corporate headquarters, of which $1.9 million will be funded by tenant improvement allowances. Our landlord has provided for a total of $9.7 million tenant improvement allowance. As of December 31, 2016, we have used $7.8 million of this allowance. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our stockholders.
On March 8, 2017, in accordance with an asset purchase agreement, we acquired certain assets and assumed certain liabilities of the Connect line of business of Icontrol and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducts its Piper line of business. The cash consideration was $148.5 million, after the estimated working capital adjustment. We used approximately $81.5 million of cash on hand and drew approximately $67.0 million under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, or the 2014 Facility, to fund the Acquisition.

Sources of Liquidity

To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. We have raised $123.0 million in net cash, primarily from our initial public offering, or IPO, and also the sale of our preferred stock and to a lesser extent, from the proceeds of sales of common stock and stock option exercises.

Our 2014 Facility is a revolving credit facility with SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. On August 10, 2016, with the approval of our board of directors and the consent of the lenders, we increased our current borrowing capacity under the 2014 Facility from $50.0 million to $75.0 million. In addition, we amended the terms of the 2014 Facility to increase the borrowing capacity under the 2014 Facility to increase the maximum consolidated leverage ratio, amend the definition of consolidated adjusted EBITDA and extend the maturity date. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including the financing of the Acquisition of two business units from Icontrol and other acquisitions as permitted under the terms of the 2014 Facility. On March 7, 2017, we drew $67.0 million from the 2014 Facility to fund the Acquisition. As of December 31, 2016, we were in compliance with all covenants under the 2014 Facility. The 2014 Facility is discussed in more detail below under “Debt Obligations.”

As of December 31, 2016, $6.7 million was outstanding, no letters of credit were utilized and $68.3 million remained available for borrowing under the 2014 Facility. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions. The 2014 Facility is secured by substantially all of our assets, including our intellectual property.

Dividends

We did not declare or pay dividends in 2016 or 2014. On June 12, 2015, our board of directors declared a cash dividend on our common and preferred stock in the amount of (1) $0.36368 per share of common stock and Series A preferred stock and (2) $0.72736 per share of Series B preferred stock and Series B-1 preferred stock or $20.0 million in the aggregate. We paid these dividends on June 26, 2015 to our stockholders of record as of June 12, 2015.

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

Historical Cash Flows

The following table sets forth our cash flows for the year ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities	$17,500	$27,137	$15,635
Cash flows used in investing activities	(11,426)	(17,632)	(6,288)
Cash flows from / (used in) financing activities	6,202	76,281	(358)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and accounts payable, accrued expenses and other current liabilities, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For 2016, cash flows from operating activities were $17.5 million, a decrease of $9.6 million from 2015, as the result of a $9.0 million decrease in cash from operating assets and liabilities and a $1.6 million decrease in net income partially offset by a $1.0 million increase in adjustment for non-cash items.

The $9.0 million decrease in cash from operating assets and liabilities was due to the following:

•	Our accounts receivable balances increased during 2016 and 2015 from an increase in revenue and timing of customer payments resulting in the year-over-year decrease in cash flows of $5.3 million.

•
Our inventory balances increased during 2016 and 2015 in support of the increase in our hardware sales related to our new products such as the doorbell camera and also from the timing of in-transit inventory. On a comparative basis, cash flows from change in inventory decreased $4.4 million year-over-year.

•	Cash flows increased $1.9 million year-over-year primarily related to a change in other assets from the timing of tax payments.

•
Our accounts payable, accrued expenses and other current liabilities including accrued compensation and deferred rent balances increased during 2016 and 2015 from the growth of our business and employee base resulting in a year-over-year increase in cash flows of $4.5 million.

•
Cash flows from the change in deferred revenue balances decreased by $0.4 million year-over-year from the timing of revenue for activations and also due to recognizing $0.4 million of revenue from an upfront payment received prior to 2016.

•
Our other liabilities balance increased $3.1 million in 2016 and 2015 due to an increase in deferred rent for adding additional space to our new corporate headquarters lease, including utilizing tenant improvement allowances. These activities and the timing of rent payments drove the $5.2 million decrease in cash flows year-over-year. In 2016, we continue to enter into amendments to the lease to acquire and develop office space in our new corporate headquarters, although on a much smaller scale than in 2015.

For 2016, cash flows from operating activities consisted of cash generated by our $10.2 million of net income and $9.1 million of adjustments for non-cash items offset by a decrease of $1.8 million from changes in operating assets and liabilities. The $1.0 million increase in adjustments for non-cash items was primarily due to an increase in stock-based compensation and amortization and depreciation for fixed assets, intangibles, tooling and patents partially offset by a decrease in deferred income taxes. Other adjustments for non-cash items in 2016 included $0.6 million for provision for doubtful accounts and $2.1 million for reserve for product returns. Adjustments for non-cash items in 2015 included $4.4 million for amortization and depreciation, $2.7 million for stock-based compensation, and $1.1 million for reserve for product returns.

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

The $15.0 million increase in cash from operating assets and liabilities was due to the following:

•
The year over year increase in cash flows of $8.5 million provided by an increase in other liabilities balances was primarily the result of our entry into the lease for our new corporate headquarters which expires in 2026 and utilizing tenant improvement allowances for our corporate headquarters. These terms increased the long-term deferred rent balance to $8.4 million as of December 31, 2015 from $1.0 million balance as of December 31, 2014.

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

For 2014, cash flows from operating activities were $15.6 million, an increase of $5.0 million from 2013, and resulted primarily from an increase in net income as adjusted for non-cash items. Our inventory balance increased due to an increase in the quantity of video cameras needed to meet our fulfillment requirements. As our revenue increased in 2014, our accounts receivable balance increased but to a lesser extent than accounts receivable balances grew in the prior period. The cash flows from operating activities consisted of cash generated by our $13.5 million of net income and $9.9 million of adjustments for noncash items offset by $7.7 million of changes in operating assets and liabilities. Adjustments for non-cash items in 2014 included $4.0 million for amortization and depreciation, $1.9 million for reserve for product returns, $1.7 million benefit for deferred income taxes, $1.4 million for provision for doubtful accounts and $3.3 million for stock-based compensation.

Investing Activities

Our investing activities include acquisitions, capital expenditures, investments in companies, purchases of licenses for intellectual property, notes receivable issued to companies with offerings complementary to ours and proceeds from the repayment of those notes receivable. Our capital expenditures have primarily been for general business use, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, computer equipment used internally, and expansion of our network operations centers.

During 2016, our cash flows used in investing activities was $11.4 million as compared to $17.6 million for 2015. In 2016, we received $2.4 million in proceeds from the repayment and termination of a note receivable held by a company with offerings complementary to ours. Cash used for capital expenditures decreased slightly by $1.3 million year-over-year primarily related to expenditures for leasehold improvements and furniture for our new corporate headquarters incurred during 2016 as compared to expenditures for furniture for our additional facilities and network equipment for our network operations centers incurred in 2015. Partially offsetting these increases to cash year-over-year, we purchased a license to a patent portfolio for $1.6 million in 2016.

During 2015, our cash used in investing activities was $17.6 million primarily from $10.3 million of capital expenditures related to leasehold improvements for our corporate headquarters and expansion of our network operations centers. In addition, we purchased certain assets of SecurityTrax for $5.6 million and paid $1.0 million to purchase licenses to patents.

During 2014, our cash used in investing activities totaled $6.3 million. Of that amount, we paid $6.9 million for capital expenditures and advanced $0.8 million in loans to a service provider partner and an installation partner to finance the creation of new subscriber accounts. We purchased certain assets of two businesses in 2014, Secure-i, Inc. and Horizon Analog, Inc., for $3.2 million. We also received a $2.0 million repayment of a note receivable from a platform partner and a $2.5 million distribution representing a partial return of a cost method investment.

Financing Activities

Cash generated by financing activities includes proceeds from the sale of common stock related to our IPO in 2015, borrowings under credit facilities, and proceeds from the issuance of common stock from employee stock option exercises and from our 2015 Employee Stock Purchase Plan, or 2015 ESPP, and the resulting tax windfall benefit from stock options. Cash used in financing activities includes repurchases of common stock, repayments of debt, dividends paid on our preferred stock and common stock prior to the completion of our IPO and payments of offering costs in connection with our IPO.

During 2016, cash flows from financing activities was $6.2 million compared to $76.3 million during 2015. We received $1.7 million in 2016 from the issuance of common stock as a result of employee stock option exercises and ESPP. We also recorded a $5.1 million tax windfall benefit from stock-based awards. In 2016 and 2015, we paid $0.4 million for long-term consideration related to two acquisitions we completed in the fourth quarter of 2014 and one acquisition we completed in the first quarter of 2015. We received net proceeds of $98.0 million from the sale of our common stock during our IPO in 2015. In June 2015, we paid a dividend of $20.0 million. In connection with our preparation for our IPO, we incurred and paid $2.6 million of deferred offering costs in 2015, primarily for legal and accounting fees.

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

During 2015, our cash from financing activities was $76.3 million primarily from $98.0 million of net proceeds received from the sale of our common stock in our IPO. We paid a $20.0 million dividend in June 2015. In connection with our preparation for our IPO, we incurred and paid $2.6 million of deferred offering costs in 2015 and $2.4 million in 2014, primarily for legal and accounting fees. The total of these offering costs was $5.0 million and was netted against additional paid-in-capital upon the close of the IPO. We also recorded a $0.9 million tax windfall benefit from stock-based awards and paid $0.4 million of cash holdback payments related to two of our previous acquisitions

During 2014, our cash used in financing activities totaled $0.4 million. We utilized borrowings of $6.7 million under our new 2014 Facility to extinguish and repay $7.5 million of debt outstanding and paid $0.3 million of related debt issuance costs. In connection with our preparation for our initial public offering, we paid $2.4 million of deferred offering costs, primarily for legal and accounting fees. These payments were partially offset by $1.5 million of proceeds from the early exercise of employee stock-based awards. These proceeds are recorded as liabilities until the underlying equity award is vested as we have the ability to buy back unvested equity awards from employees that terminate service. We also received $0.6 million in proceeds from the exercise of vested employee stock options and recorded a $1.1 million tax windfall benefit from stock-based awards.

Contractual Obligations

The following table presents aggregate information about our material contractual obligations and the periods in which those future payments were due as of December 31, 2016. Future events could cause actual payments to differ from these estimates. As of December 31, 2016, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt:
Principal payments	$—	$6,700	$—	$—	$6,700
Interest payments	197	170	—	—	367
Unused line fee payments	137	118	—	—	255
Operating lease commitments	5,167	9,901	9,409	21,371	45,848
Other current liabilities[1]	2,506	—	—	—	2,506
Other long-term liabilities	83	1,949	197	272	2,501
Total contractual obligations	$8,090	$18,838	$9,606	$21,643	$58,177
_______________

(1)	Represents the current portion of our liability to repurchase subsidiary unit awards for our professional residential property management and vacation rental management subsidiary.

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

As of December 31, 2016, we had no outstanding letters of credit under our 2014 Facility to our manufacturing partners.

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

Debt Obligations

In 2014, we repaid all of the outstanding principal and interest under a previous term loan, which was accounted for as an extinguishment of debt, and replaced it with a $50.0 million revolving credit facility, or the “2014 Facility”, with Silicon Valley Bank, as administrative agent, and a syndicate of lenders. We utilized $6.7 million under the 2014 Facility to repay in full our indebtedness under the previous term loan. On August 10, 2016, the 2014 Facility was amended to (1) increase our current borrowing capacity from $50.0 million to $75.0 million, (2) provide for an option to further increase the borrowing capacity to $125.0 million with the consent of the lenders, (3) increase the maximum consolidated leverage ratio from 2.50:1:00 to 3.00:1.00, and (4) extend the maturity date of the 2014 Facility and the principal outstanding from May 2017 to November 2018. This amendment to the 2014 Facility was accounted for as a debt modification. The 2014 Facility is secured by substantially all of our assets, including our intellectual property.

The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. For the year ended December 31, 2016, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the years ended December 31, 2015 and 2014, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the years ended December 31, 2016, 2015 and 2014, the effective interest rate on the 2014 Facility was 2.82%, 2.63% and 2.62%.

The carrying value of the 2014 Facility was $6.7 million as of December 31, 2016 and 2015. The 2014 Facility includes a variable interest rate that approximates market rates and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value as of December 31, 2016. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.00:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the year ended December 31, 2016, we were in compliance with all financial and non-financial covenants and there were no events of default.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense and other income / (expense), net, provision for income taxes, amortization and depreciation, stock-based compensation expense, acquisition-related expense and legal costs incurred in connection with non-ordinary course litigation, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and the sale of common stock. Included in stock-based compensation in the second quarter of 2015, is a $0.8 million repurchase of stock-based share awards. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

We have included Adjusted EBITDA in this report because it is a key measure that our management uses to understand and evaluate our core operating performance and trends, to generate future operating plans, to make strategic decisions regarding the allocation of capital and to make investments in initiatives that are focused on cultivating new markets for our solutions. We also use certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures under our executive bonus plan. Further, we believe the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related expense and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

	Year Ended December 31,
	2016	2015	2014
Adjusted EBITDA:
Net income	$10,154	$11,768	$13,502
Adjustments:
Interest expense and other income / (expense), net	(323)	526	681
Provision for income taxes	4,227	5,697	6,817
Amortization and depreciation	6,490	5,808	3,991
Stock-based compensation expense	4,001	4,124	3,267
Acquisition-related expense	11,098	100	—
Litigation expense	13,387	6,347	63
Total adjustments	38,880	22,602	14,819
Adjusted EBITDA	$49,034	$34,370	$28,321

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our credit facilities with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. At December 31, 2016 and 2015, an increase or decrease in the interest rate on our 2014 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $67,000, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ALARM.COM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alarm.com Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alarm.com Holdings, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 15, 2017

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
SaaS and license revenue	$173,540	$140,936	$111,515
Hardware and other revenue	87,566	67,952	55,797
Total revenue	261,106	208,888	167,312
Cost of revenue(1):
Cost of SaaS and license revenue	30,229	25,722	23,007
Cost of hardware and other revenue	69,151	51,652	44,172
Total cost of revenue	99,380	77,374	67,179
Operating expenses:
Sales and marketing	38,980	32,240	25,836
General and administrative	57,926	35,473	26,113
Research and development	44,272	40,002	23,193
Amortization and depreciation	6,490	5,808	3,991
Total operating expenses	147,668	113,523	79,133
Operating income	14,058	17,991	21,000
Interest expense	(190)	(178)	(196)
Other income / (expense), net	513	(348)	(485)
Income before income taxes	14,381	17,465	20,319
Provision for income taxes	4,227	5,697	6,817
Net income	10,154	11,768	13,502
Dividends paid to participating securities	—	(18,987)	—
Income allocated to participating securities	(12)	—	(12,939)
Net income / (loss) attributable to common stockholders	$10,142	$(7,219)	$563

Per share information attributable to common stockholders:
Net income / (loss) per share:
Basic	$0.22	$(0.30)	$0.25
Diluted	$0.21	$(0.30)	$0.14
Weighted average common shares outstanding:
Basic	45,716,757	24,108,362	2,276,694
Diluted	47,875,522	24,108,362	3,890,121
Cash dividends declared per share	$—	$0.36	$—
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	10,154	11,768	13,502
Other comprehensive income, net of tax:
Change in unrealized losses on marketable securities	—	—	(56)
Comprehensive income	$10,154	$11,768	$13,446

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$140,634	$128,358
Accounts receivable, net	29,810	21,348
Inventory	10,543	6,474
Other current assets	9,197	4,870
Total current assets	190,184	161,050
Property and equipment, net	20,180	15,446
Intangible assets, net	4,568	6,318
Goodwill	24,723	24,723
Deferred tax assets	16,752	11,915
Other assets	4,838	6,643
Total Assets	$261,245	$226,095
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$28,300	$19,276
Accrued compensation	8,814	7,514
Deferred revenue	2,585	2,289
Total current liabilities	39,699	29,079
Deferred revenue	10,040	9,701
Long-term debt	6,700	6,700
Other liabilities	13,557	10,484
Total Liabilities	69,996	55,964
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 46,172,318 and 45,581,662 shares issued; and 46,142,483 and 45,485,294 shares outstanding as of December 31, 2016 and 2015	461	455
Additional paid-in capital	308,697	297,781
Treasury stock (35,523 shares at cost of $1.20 per share)	—	(42)
Accumulated other comprehensive income	—	—
Accumulated deficit	(117,909)	(128,063)
Total Stockholders’ Equity	191,249	170,131
Total Liabilities and Stockholders’ Equity	$261,245	$226,095

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2016	2015	2014
Net income	$10,154	$11,768	$13,502
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	648	276	1,371
Reserve for product returns	2,071	1,559	1,863
Amortization on patents and tooling	786	391	201
Amortization and depreciation	6,490	5,808	3,991
Amortization of debt issuance costs	103	108	70
Deferred income taxes	(4,837)	(3,552)	(1,735)
Change in fair value of contingent liability	(230)	(470)	—
Undistributed losses from equity investees	81	681	514
Stock-based compensation	4,001	3,347	3,267
Impairment of cost method investment	—	—	200
Other, net	—	—	129
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(11,181)	(5,910)	(3,898)
Inventory	(4,068)	378	(4,334)
Other assets	(837)	(2,725)	(1,136)
Accounts payable, accrued expenses and other current liabilities	10,458	5,966	444
Deferred revenue	636	1,081	1,234
Other liabilities	3,225	8,431	(48)
Cash flows from operating activities	17,500	27,137	15,635
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(5,632)	(3,186)
Additions to property and equipment	(9,055)	(10,347)	(6,892)
Investment in cost and equity method investees	(139)	(247)	—
Distribution from cost method investee	—	—	2,545
Issuances of notes receivable	(3,073)	(406)	(755)
Repayments of notes receivable	2,441	—	—
Purchases of licenses to patents	(1,600)	(1,000)	—
Disposition of marketable securities	—	—	2,000
Cash flows used in investing activities	(11,426)	(17,632)	(6,288)
Cash flows from / (used in) financing activities:
Proceeds from issuance of common stock from initial public offering, net of underwriting discount and commission	—	97,976	—
Proceeds from issuance of debt, net of debt issuance costs	—	—	6,376
Repayments of term loan	—	—	(7,500)
Payments of debt issuance costs	(131)	—	—
Payments for long-term business acquisition liabilities	(417)	(417)	—
Dividends paid to common stockholders	—	(1,013)	—
Dividends paid to employees for unvested shares	—	(57)	—
Dividends paid to redeemable convertible preferred stockholders	—	(18,930)	—
Payments of offering costs	—	(2,632)	(2,399)
Repurchases of common stock	(11)	(1)	(7)
Proceeds from early exercise of stock-based awards	—	129	1,548
Issuances of common stock from equity based plans	1,661	344	554
Tax windfall benefit from stock-based awards	5,100	882	1,070
Cash flows from / (used in) financing activities	6,202	76,281	(358)
Net increase in cash and cash equivalents	12,276	85,786	8,989
Cash and cash equivalents at beginning of the period	128,358	42,572	33,583
Cash and cash equivalents at end of the period	$140,634	$128,358	$42,572

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures:
Cash paid for interest	$181	$175	$193
Cash paid for income taxes, net of refunds	6,021	8,508	6,490
Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$202,456	$—
Cash not yet paid for business acquisitions	—	417	434
Contingent liability from business acquisition	—	230	—
Cash not yet paid for capital expenditures	1,235	625	—
Reclassification of deferred offering costs to additional paid-in-capital	—	5,024	—
Deferred offering costs in accounts payable, accrued expenses and other current liabilities	—	—	403

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Equity
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) / Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2014	—	$—	1,657	$17	$1,777	$(42)	$56	$(142,498)	$(140,690)
Common stock issued in connection with equity based plans	—	—	735	7	547	—	—	—	554
Vesting of common stock subject to repurchase	—	—	223	2	802	—	—	—	804
Stock-based compensation expense	—	—	—	—	3,267	—	—	—	3,267
Tax benefit from stock-based awards	—	—	—	—	782	—	—	—	782
Common stock repurchased	—	—	(1)	—	(7)	—	—	—	(7)
Other comprehensive income	—	—	—	—	—	—	(56)	—	(56)
Net income	—	—	—	—	—	—	—	13,502	13,502
Balance, December 31, 2014	—	$—	2,614	$26	$7,168	$(42)	$—	$(128,996)	$(121,844)
Issuance of common stock from initial public offering, net of issuance costs	—	—	7,525	75	92,878	—	—	—	92,953
Conversion of redeemable convertible preferred stock to common stock	—	—	35,018	350	202,106	—	—	—	202,456
Common stock issued in connection with equity based plans	—	—	277	3	341	—	—	—	344
Vesting of common stock subject to repurchase	—	—	126	2	451	—	—	—	453
Stock-based compensation expense	—	—	—	—	3,347	—	—	—	3,347
Tax benefit from stock-based awards, net	—	—	—	—	700	—	—	—	700
Modification of employee stock-based award and repurchase of common stock	—	—	(75)	(1)	(45)	—	—	—	(46)
Dividends paid to common stockholders	—	—	—	—	(673)	—	—	(340)	(1,013)
Dividends paid to employees with unvested common stock	—	—	—	—	(38)	—	—	(19)	(57)
Dividends paid to redeemable convertible preferred stockholders	—	—	—	—	(8,454)	—	—	(10,476)	(18,930)
Net income	—	—	—	—	—	—	—	11,768	11,768
Balance, December 31, 2015	—	$—	45,485	$455	$297,781	$(42)	$—	$(128,063)	$170,131
Common stock issued in connection with equity based plans	—	—	593	5	1,656	—	—	—	1,661
Vesting of common stock subject to repurchase	—	—	64	1	253	—	—	—	254
Stock-based compensation expense	—	—	—	—	4,001	—	—	—	4,001
Tax benefit from stock-based awards, net	—	—	—	—	5,048	—	—	—	5,048
Retirement of treasury stock	—	—	—	—	(42)	42	—	—	—
Net income	—	—	—	—	—	—	—	10,154	10,154
Balance, December 31, 2016	—	$—	46,142	$461	$308,697	$—	$—	$(117,909)	$191,249

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Note 1. Organization
Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for the smart home and business, including interactive security, video monitoring, intelligent automation and energy management. Millions of property owners rely on our technology to intelligently secure, monitor and manage their homes and businesses. Our solutions are delivered through an established network of over 6,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, hardware, activation fees and other revenue. Our fiscal year ends on December 31st. We completed our initial public offering, or IPO, on July 1, 2015.

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

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity, or VIE. Voting interest entities are entities that have sufficient equity and provide equity investor voting rights that give them power to make significant decisions relating to the entity’s operations. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. In VIEs, a controlling financial interest is attained through means other than voting rights and the entities lack one or more of the characteristics of a voting entity.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Estimates are used when accounting for revenue recognition, allowances for doubtful accounts receivable, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, stock-based compensation, income taxes, legal reserves, contingent consideration and goodwill and intangible assets.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2016 and 2015, we have invested $135.2 million and $122.8 million in cash equivalents in the form of money market funds with one financial institution. We consider these money market funds to be Level 1 financial instruments (see Note 10).

Accounts Receivable

Accounts receivable are principally derived from sales to customers located in the United States and Canada. Substantially all of our sales in Canada are transacted in U.S. dollars. During the years ended December 31, 2016, 2015 and 2014, less than 1% of our revenue was generated outside of North America and as of December 31, 2016 and 2015, 3% and 2% of accounts receivable balances were related to service providers partners outside of North America. Our accounts receivable are stated at estimated realizable value. We utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectibility of the amounts due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Each of our service provider partners is evaluated for creditworthiness through a credit review process at the inception of the arrangement or if risk indicators arise during our arrangement at such other time. Our terms for hardware sales to our service provider partners and distributors typically allow for returns for up to one year. We apply our estimate as a percentage of sales monthly, based on historical data, as a reserve against revenue to account for our provision

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

for returns. We have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Inventory

Our inventory, which is comprised of raw materials and finished goods, includes materials used to produce our wireless communications network enabled radios, video cameras, home automation system parts and peripherals, is stated at the lower of cost or market, and is charged to cost of sales on a first in, first out, or FIFO, basis when the inventory is shipped from our manufacturer and received by our service provider partners. We periodically evaluate our inventory quantities for obsolescence based on criteria such as customer demand and changing technology and record an obsolescence write down when necessary.

Marketable Securities

In 2014, we had investments in marketable equity securities consisting of available for sale securities, which were stated at fair value, with unrealized gains and temporary unrealized losses reported as a component of other comprehensive income, net of tax, until realized. When realized, we recognized gains and losses on the sales of the securities on a specific identification method and include the realized gains or losses in other income / (expense), net in the consolidated statements of operations. We included interest, dividends, and amortization of premium or discount on securities classified as available for sale in other income / (expense), net in the consolidated statements of operations. As of December 31, 2016 and 2015, there were no investments in marketable equity securities.

Internal-Use Software

We capitalize the costs directly related to the design of internal-use software for development of our platform during the application development stage of the projects. The costs are primarily comprised of salaries, benefits and stock-based compensation expense of the projects’ engineers and product development teams. Our internally developed software is reported at cost less accumulated depreciation. Depreciation begins once the project is ready for its intended use, which is usually when the code goes into production in weekly software builds on our platform. We depreciate the asset on a straight-line basis over a period of three years, which is the estimated useful life. We utilize continuous agile development methods to update our software for our SaaS multi-tenant platform on a weekly basis, which primarily consists of bug-fixes and user interface changes. We evaluate whether a project should be capitalized if it adds significant functionality to our platform. Maintenance activities or minor upgrades are expensed in the period performed.

Revenue Recognition and Deferred Revenue

We derive our revenue from two primary sources: the sale of cloud-based SaaS services on our integrated platform and the sale of hardware products. We sell our platform and hardware solutions to service provider partners that resell our solutions and hardware to home and business owners, who are the service provider partners’ customers, and whom we refer to as our subscribers. We also sell our hardware to distributors who resell the hardware to service provider partners. We enter into contracts with our service provider partners that establish pricing for access to our platform solutions and for the sale of hardware. These contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length.

Our hardware includes cellular radio modules that enable access to our cloud-based platform, as well as video cameras, image sensors and other peripherals. Our service provider partners may purchase our hardware in anticipation of installing the hardware in a home or business when they create a new subscriber account, or for use in an existing subscriber’s property. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. Service provider partners transact with us to purchase our platform solutions and resell our solutions to a new subscriber, or to upgrade or downgrade the solutions of an existing subscriber, at which time the subscriber’s access to our platform solutions is enabled and the delivery of the services commences. The purchase of platform solutions and the purchase of hardware are separate transactions because at the time of sale of the hardware, the service provider partner is not obligated to and may not purchase a platform solution for the hardware sold, and the level and duration of platform solutions, if any, to be provided through the hardware sold cannot be determined.

We recognize revenue with respect to our solutions when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery to the customer, which may be either a service provider partner, distributor or a subscriber, has occurred or service has been rendered;

•	Fees are fixed or determinable; and

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

•	Collection of the fees is reasonably assured.

We consider a signed contract with a service provider partner to be persuasive evidence that an agreement exists, and the fees to be fixed or determinable if the fees are contractually agreed to with our service provider partners. Collectibility is evaluated based on a number of factors, including a credit review of new service provider partners, and the payment history of existing service provider partners. If collectibility is not reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon the receipt of payment.

SaaS and License Revenue

We generate the majority of our SaaS and license revenue primarily from monthly fees charged to our service provider partners sold on a per subscriber basis for access to our cloud-based intelligently connected property platform and related solutions. Our fees per subscriber vary based upon the service plan and features utilized.

Under terms in our contractual arrangements with our service provider partners, we are entitled to payment and recognize revenue based on a monthly fee that is billed in advance of the month of service. We have demonstrated that we can sell our SaaS offering on a stand-alone basis, as it can be sold separately from hardware and activation services. As there is neither a minimum required initial service term nor a stated renewal term in our contractual arrangements, we recognize revenue over the period of service, which is monthly. Our service provider partners typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.

We offer multiple service level packages for our solutions including a range of solutions and a range of a la carte add-ons for additional features. The fee paid by our service provider partners each month for the delivery of our solutions is based on the combination of packages and add-ons enabled for each subscriber. We utilize tiered pricing plans where our service provider partners may receive prospective pricing discounts driven by volume.

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service provider partners on a per customer basis for use of our patents. In addition, in some markets our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Hardware and Other Revenue

We generate hardware and other revenue primarily from the sale of cellular radio modules that provide access to our cloud-based platform and, to a lesser extent, the sale of other devices, including video cameras, image sensors and peripherals. We recognize hardware and other revenue when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service provider partners or distributors, and are not contingent on resale to end-users, or to service provider partners in the case of sales of hardware to distributors. Our terms for hardware sales sold directly to either service provider partners or distributors typically allow for the return of hardware up to one year past the date of sale. Our distributors sell directly to our service provider partners under terms between the two parties. We record a percentage of hardware and other revenue of approximately 2 to 5%, based on historical returns, as a reserve against revenue for hardware returns. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platform, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platform, such as support tools and applications, to assist in the installation of our solutions in a subscriber’s property. This installation marks the beginning of the service period on our platform and on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platform. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The combined current and long-term balance for deferred revenue for activation fees was $11.2 million and $11.0 million as of December 31, 2016 and 2015.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis - In 2014, we had an available for sale investment and derivatives that were recorded at fair value on a recurring basis. In 2015 and 2016, we recorded at fair value on a recurring basis a liability for two subsidiary awards and a contingent consideration liability related to an acquisition.

Assets Measured at Fair Value on a Nonrecurring Basis - We measure certain assets, including property and equipment, goodwill, intangible and long-lived assets, cost and equity method investments at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.

Concentration of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consists principally of cash and cash equivalents and accounts receivables. All of our cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. Our cash and cash equivalent accounts may exceed federally insured limits at times. We have not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, we evaluate the credit worthiness of our service provider partners and maintain an allowance for doubtful accounts. The majority of our accounts receivable balance is due from our service provider partners in North America. We assess the concentrations of credit risk with respect to accounts receivables based on one industry and geographic region and believe that our reserve for uncollectible accounts is appropriate based on our history and this concentration.

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with incentive stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense based upon the award’s grant date fair value and use an accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Our equity awards generally vest over five years and are settled in shares of our common stock. During 2016, 2015 and 2014, we recognized compensation expense of $4.0 million, $4.1 million and $3.3 million, and associated income tax benefit of $5.0 million, $0.7 million, and $0.8 million, respectively, in connection with our stock-based compensation plans. We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The compensation costs of these arrangements are subject to remeasurement over the vesting terms, as earned.

Our Employee Stock Purchase Plan, or 2015 ESPP, allows eligible employees to purchase shares of our common stock at 90% of the fair market value of the closing price on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year is limited to the lesser of 10% of the participant's base compensation

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

for that year or the number of shares with a fair marked value of $15,000. The 2015 ESPP is considered compensatory for purposes of share-based compensation expense. Compensation expense is recognized for the amount of the discount, net of forfeitures, over the six-month purchase period.

401(k) Defined Contribution Plan

We adopted the Alarm.com Holdings 401(k) Plan ("the Plan") on April 30, 2009. All of our employees are eligible to participate in the Plan. Our discretionary match is 100% of employee contributions up to 6% of salary and up to a $3,000 maximum match. We recognized compensation expense of $1.2 million, $1.0 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014 related to our matching contributions.

Business Combinations

We are required to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. The net assets and results of operations of an acquired entity are included in our consolidated financial statements from the acquisition date. Acquisition-related costs are expensed as incurred. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired net of liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing intangible assets include, but are not limited to, estimates about future expected cash flows from customer contracts, customer lists, proprietary technology and non-competition agreements, the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in our solutions, as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill, Intangible Assets and Long-lived Assets

Goodwill

Goodwill represents the excess of (1) the aggregate of the fair value of consideration transferred in a business combination, over (2) the fair value of assets acquired, net of liabilities assumed. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments. Goodwill is not amortized, but is subject to annual impairment tests. We perform our annual impairment review of goodwill on October 1st and when a triggering event occurs between annual impairment tests. We test our goodwill at the reporting unit level. We perform a qualitative analysis every year and, at minimum, a quantitative analysis every three years. We review goodwill for impairment using the two-step process if, based on our assessment of the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

For our 2016 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. This reporting unit had a fair value that exceeded its carrying value by more than 100% in the last quantitative assessment performed in 2014. We first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances and market capitalization. For the year ended December 31, 2016, we assessed the qualitative factors and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value and that the two-step impairment test was not required. Our assessment was performed as of October 1, 2016, and we have determined there have been no triggering events from our assessment date through December 31, 2016.

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
December 31, 2016, 2015 and 2014

the determination is made. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Intangible Assets and Long-lived Assets

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

For the year ended December 31, 2016, we determined there were no indicators of impairment of our intangible assets with definite lives or long-lived assets and there were no changes to the useful lives of our intangible assets.

Advertising Costs

We expense advertising costs as incurred. Advertising costs totaled $4.6 million, $3.7 million and $5.9 million for the years ended December 31, 2016, 2015 and 2014. Advertising costs are included within sales and marketing expenses on our consolidated statements of operations.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. During 2013, in connection with the EnergyHub acquisition, we acquired significant net operating losses, a deferred tax asset, which we recorded at its expected realizable value. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of December 31, 2016 and 2015. Accordingly, we have not recorded a valuation allowance as of December 31, 2016 and 2015.

We are subject to income taxes in the United States and other foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions. We record uncertain tax positions in accordance with ASC 740-10 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) with respect to those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties as a component of our income tax provision.

Earnings per Share, or EPS

Our basic net income / (loss) per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Our diluted net income / (loss) per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net income / (loss) per share calculation, options to purchase common stock, redeemable convertible preferred stock, and unvested shares issued upon the early exercise of options that are subject to repurchase are considered to be potential common stock.

We have issued securities other than common stock that participate in dividends (“participating securities”), and therefore utilize the two-class method to calculate net income / (loss) per share. These participating securities include redeemable convertible preferred stock and unvested shares issued upon the early exercise of options that are subject to repurchase, both of

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

which have non-forfeitable rights to participate in any dividends declared on our common stock. The two-class method requires a portion of net income to be allocated to the participating securities to determine the net income / (loss) attributable to common stockholders. Net income / (loss) attributable to the common stockholders is equal to the net income less dividends paid on preferred stock and unvested shares with any remaining earnings allocated in accordance with the bylaws between the outstanding common and preferred stock as of the end of each period.

Recent Accounting Pronouncements

Adopted

On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the classification of certain cash receipts and payments in the statement of cash flows with the objective of reducing existing diversity in practice. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and the amendment is required to be applied retrospectively to all periods presented. We adopted this pronouncement in the fourth quarter of 2016. We retrospectively reclassified $417 thousand from business acquisitions, net of cash acquired (an investing cash outflow) to payments for long-term business acquisition liabilities (a financing cash outflow) for the year ended December 31, 2015. There was no impact to the year ended December 31, 2014.

On August 27, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40),” which requires us to perform interim and annual assessments regarding conditions or events that raise substantial doubt about a company’s ability to continue as a going concern and to provide related disclosures, if applicable. The amendment is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We adopted this pronouncement in the fourth quarter of 2016, and concluded there were no events or conditions that raise substantial doubt about our ability to continue as a going concern for the twelve month period after our financial statements are issued.

On September 25, 2015, the FASB, issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires entities to apply the guidance prospectively to adjustments to provisional amounts that occur after the effective date. Under the previous guidance, the acquirer would retrospectively adjust provisional amounts recognized as of the acquisition date with a corresponding adjustment to goodwill. Adjustments were required when new information was obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for those adjustments. The amendment is effective for annual periods, including periods within those annual periods beginning after December 15, 2015 with early adoption permitted. We adopted this pronouncement prospectively in the first quarter of 2016, and it did not have an impact on our financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal- Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The amendment requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under Accounting Standards Codification, or ASC, 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendment is effective for annual periods, including periods within those annual periods beginning after December 31, 2015 with early adoption permitted. We elected to adopt the amendments prospectively to all arrangements entered into or materially modified after the effective date. We adopted this pronouncement in the first quarter of 2016, and it did not have an impact on our financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are VIEs. The amendment eliminates the presumption that a general partner should consolidate a limited partnership. The amendment affects the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships. The amendment also provides a scope exception from consolidation guidance for reporting entities that comply with the requirements for registered money market funds. We adopted this pronouncement in the first quarter of 2016, and it did not have an impact on our financial statements.

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
December 31, 2016, 2015 and 2014

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

Not yet adopted

Revenue from Contracts with Customers (Topic 606):

We are required to adopt ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and its updates and amendments in the first quarter of 2018. We have developed a project plan for adoption focused first on the largest volume of contracts, our standard service provider partner agreement, in an effort to determine the impact of adoption on our revenue recognition policies, processes and systems. We expect to complete our evaluation of this standard service provider partner agreement in the first quarter of 2017. The next stages of our adoption plan will focus on assessing the impact of adopting this standard on our non-standard service provider partner agreements and sales commissions. The new standard requires significantly more disclosures and we anticipate putting processes in place to collect the data required for these additional disclosures. A summary of these standards and requirements are as follows:

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

Other accounting standards:

On January 26, 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment," which removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment amount will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests performed after January 1, 2017. Our goodwill impairment test is performed annually as of October 1st, therefore, we are required to adopt ASU 2017-04 no later than our fiscal year ending December 31, 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

On January 5, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which provides guidance to assist entities in evaluating when a set of transferred assets and activities is a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2017-01 no later than the first quarter of 2018.

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2016-09 in the first quarter of 2017.

We anticipate that adoption of this standard will have the following impact on our financial statements:

•
Tax windfall benefits or deficiencies from stock-based awards will be recorded in income tax expense in the period incurred, whereas current guidance required the tax windfall benefits to be recorded in accumulated paid-in-capital. This change will be applied prospectively. The amounts recorded in accumulated paid-in-capital for the years ended December 31, 2016, 2015 and 2014 related to these tax windfall benefits were $5.1 million, $0.9 million and $1.1 million.

•
Tax windfall benefits from stock-based awards after adoption will be reported in cash flows from operating activities in the statement of cash flows, which will result in a reclassification for comparability to the prior year tax windfall benefits from cash flows from financing activities. After adoption on January 1, 2017, the tax windfall benefits from stock-based awards reclassification will increase cash flows from operating activities for the years ended December 31, 2016 and 2015 by $5.1 million and $0.9 million with corresponding decreases in cash flows from financing activities.

•
Actual forfeitures will be used in the calculation of stock-based compensation expense instead of estimated forfeitures. We do not anticipate that the impact of this change will be material. The impact will be recorded in retained earnings as of January 1, 2017 using the modified retrospective method.

•
Cash flows from tax windfall benefits from stock-based awards will no longer factor into the calculation of the number of shares for diluted earnings per share. This change will be applied prospectively and is not expected to have a material impact on diluted earnings per share.

On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2016-02 no later than the first quarter of 2019, and we are currently assessing the impact of this pronouncement on our financial statements. We have begun to evaluate our existing leases which all have been classified as operating leases under Topic 840. We anticipate using some of the available practical expedients upon adoption. We have not yet determined the amount of operating and financing lease liabilities and corresponding right-of-use assets we will record on our balance sheet, however, we anticipate that assets and liabilities will increase materially when our leases are recorded under the new standard.

On July 22, 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The guidance does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost provided that it is not above the ceiling (net realizable value) or below the floor (net realizable value less an approximately normal profit margin) which is unnecessarily complex. The amendment does not change other guidance on measuring inventory. The amendment is effective for annual periods, including periods within those annual periods beginning after December 15, 2016 with early adoption permitted. We are required to adopt this pronouncement prospectively in the first quarter of 2017, and we do not anticipate that adoption of this pronouncement will have a material effect on our financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Note 3. Accounts Receivable, Net

The components of accounts receivable are as follows (in thousands):

	December 31,
	2016	2015
Accounts receivable	$33,406	$24,779
Allowance for doubtful accounts	(1,282)	(1,315)
Allowance for product returns	(2,314)	(2,116)
Accounts receivable, net	$29,810	$21,348

For the years ended December 31, 2016, 2015 and 2014, we recorded a $0.6 million, $0.3 million and $1.4 million provision for doubtful accounts receivable. For the years ended December 31, 2016, 2015 and 2014, we recorded a $2.1 million, $1.6 million and $1.9 million reserve for product returns in our hardware and other revenue. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 4. Inventory

The components of inventory are as follows (in thousands):

	December 31,
	2016	2015
Raw materials	$4,313	$3,026
Finished goods	6,230	3,448
Total inventory	$10,543	$6,474

Note 5. Property and Equipment, net

Furniture and fixtures, computer software and equipment and leasehold improvements are recorded at cost and presented net of depreciation. Furniture and fixtures and computer software and equipment are depreciated straight-line over lives ranging from three to five years. Internally developed internal-use software is amortized on a straight-line basis over a three-year period. During the application development phase we categorize capitalized costs in our construction in progress account until the build is put into production and we move the asset to internal-use software. We record land at historical cost. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives.

The components of property and equipment are as follows (in thousands):

	December 31,
	2016	2015
Furniture and fixtures	$3,090	$2,257
Computer software and equipment	9,988	8,297
Internal-use software	1,514	975
Construction in progress	1,009	8,662
Leasehold improvements	13,466	3,387
Land	398	398
Total property and equipment	29,465	23,976
Accumulated depreciation	(9,285)	(8,530)
Property and equipment, net	$20,180	$15,446

Depreciation expense related to property and equipment for the years ended December 31, 2016, 2015 and 2014 was $4.7 million, $3.6 million and $2.4 million. Amortization expense related to internal-use software of $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014 was included in those expenses. For the years ended December 31, 2016 and 2015, we disposed of and wrote off $4.1 million and $0.5 million of primarily fully depreciated property and equipment.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Note 6. Acquisitions

Subsequent Events

Connect and Piper business units from Icontrol Networks

On March 8, 2017, in accordance with an asset purchase agreement we entered into on June 23, 2016, we acquired certain assets and assumed certain liabilities of the Connect line of business of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducts its Piper line of business. Connect provides an interactive security and home automation platform for ADT Pulse® and several other service providers. Piper, designs, produces and sells an all-in-one video and home automation hub. The addition of new technology infrastructure, talent, key relationships and hardware devices is expected to help accelerate our development of intelligent, data-driven smart home and business services. These two business units constituted a business. The cash consideration was $148.5 million, after the estimated working capital adjustment, of which $14.5 million was deposited in escrow in accordance with the asset purchase agreement for indemnifications obligations of Icontrol stockholders and the final determination of closing working capital. We used approximately $81.5 million of cash on hand and drew approximately $67.0 million under our senior line of credit with Silicon Valley Bank and a syndicate of lenders to fund the Acquisition. The purchase price allocation was not finalized as of the filing date of this Annual Report.

ObjectVideo

On January 1, 2017, in accordance with an asset purchase agreement, we acquired certain assets of ObjectVideo, Inc., or ObjectVideo, that constituted a business now called ObjectVideo Labs, LLC, or ObjectVideo Labs, including products, technology portfolio and engineering team. ObjectVideo is a pioneer in the fields of video analytics and computer vision with technology that extracts meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification. We anticipate that the ObjectVideo Labs engineering team's capabilities and expertise will accelerate our research and development of video services and video analytic applications. In addition, ObjectVideo Labs will continue to perform advanced research and engineering services for the federal government. The consideration included $6.0 million of cash paid at closing. The purchase price allocation was not finalized as of the filing date of this Annual Report.

SecurityTrax Acquisition

On March 13, 2015, in accordance with an asset purchase agreement, we completed our purchase of certain assets of HiValley Technology, Inc., or SecurityTrax, that constituted a business. SecurityTrax is a provider of SaaS-based, customer relationship management software tailored for security system dealers. The consideration included $5.6 million cash paid at closing, $0.4 million of cash not yet paid and established a contingent liability of $0.7 million for earn-out considerations to be paid to the former owners. The agreement also contains $2.0 million in potential payments associated with the continued employment of key employees through March 31, 2018 that will be accounted for as compensation expense over the period. We included the results of SecurityTrax’s operations since its acquisition date in the Alarm.com segment. During 2015, we paid $0.2 million of the cash not yet paid and the remaining $0.2 million balance was included in other current liabilities on our consolidated balance sheet as of December 31, 2015. During 2016, we paid the remaining $0.2 million of the cash not yet paid balance and there was no outstanding balance as of December 31, 2016.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

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

Goodwill of $3.3 million reflects the value of acquired workforce and expected synergies from pairing SecurityTrax's solutions to security service provider partners with our offerings. The goodwill will be deductible for tax purposes. We developed our estimate of the fair value of intangible net assets using a multi-period excess earnings method for customer relationships, the relief from royalty method for the developed technology, replacement cost method for the developed technology home page and the relief from royalty method for the trade name. The purchase price allocation presented above was finalized in 2015.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Contingent Consideration Liability

The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, to the former owners will be determined based on revenue and EBITDA of the acquired business for the year ended December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. We used several assumptions including an 8.45% discount rate and a 7.5% revenue risk adjustment. We recorded the contingent consideration, valued at $0.7 million, as a contingent consideration liability in other liabilities in our consolidated balance sheet. At each reporting date, we remeasure the liability and record any changes in general and administrative expense, until we pay the contingent consideration, if any, in the first quarter of 2018. The discount rate is based on the composite B rated yield as of the valuation date and has not changed, except for the additional discount rate for the difference between composite B rated yield and the CCC credit rating, which has increased from 3.8% to 9.19% in 2015. As of December 31, 2016, we adjusted the fair value of the contingent consideration liability to zero using the same method and an updated forecast with a 8.85% discount rate and a 0.9% revenue risk adjustment, which resulted in $0.2 million of income for the year ended December 31, 2016.

Secure-i Acquisition

On December 8, 2014, in accordance with an asset purchase agreement, we completed our purchase of certain assets of Secure-i, Inc., or Secure-i, that constituted a business. Secure-i is a provider of internet based remote video hosting services including off-site storage, viewing and management from web-based browsers and mobile applications. Total consideration included $2.6 million in cash and $0.3 million in cash not yet paid. We recorded $0.7 million of intangibles and $2.2 million of goodwill in connection with the acquisition. During the second quarter of 2015, we finalized the working capital adjustment and recorded an additional $20,000 of goodwill. We included the results of Secure-i’s operations since its acquisition date in the Alarm.com segment. During 2015, we paid $145,000 of the cash not yet paid and the remaining $145,000 balance as of December 31, 2015 was included in other current liabilities on our consolidated balance sheet. During 2016, we paid the remaining $145,000 of the cash not yet paid balance and there was no outstanding balance as of December 31, 2016.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Customer Relationships

The customer relationships intangible was recorded separate from goodwill based on determination of the length, strength and contractual nature of the relationship that Secure-i shared with its customers. We valued this customer relationship information using the multi-period excess earnings method, an income approach. We used several assumptions in the income approach, including revenue growth, a customer retention rate of 90%, operating expenses, charge for contributory assets, and a 20% discount rate used to calculate the present value of the cash flows. The customer relationships, valued at $0.2 million, are being amortized on a straight-line basis over the estimated useful life of 12 years.

Developed Technology

Developed technology recorded separately from goodwill consists of intellectual property such as proprietary software used internally for revenue producing activities. Secure-i’s proprietary software is offered for sale on a SaaS hosted basis. The developed technology was valued by applying the replacement cost model, a cost approach. We used several assumptions in the replacement cost approach, which included analyzing costs that a company would expect to incur in order to recreate an asset of equivalent utility adjusted downward for by 20% to account for inflation and technical, functional or economic obsolescence. In addition, there was an adjustment for developer’s profit of 35% which brought the asset to fair value on an exit-price basis. The developed technology, valued at $0.2 million, is being amortized on a straight-line basis over an estimated useful life of three years.

Horizon Analog Acquisition

On December 10, 2014, in accordance with an asset purchase agreement, we completed our purchase of certain assets of Horizon Analog, Inc., or Horizon Analog, that constituted a business. Horizon Analog is a producer of research that focuses on cost-effective collection and analysis of data relating to energy usage and consumer behavior and energy disaggregation. Total consideration included $0.6 million in cash and $0.1 million in cash not yet paid. We recorded less than $0.1 million of property and equipment and $0.7 million of goodwill in connection with the acquisition, which reflects the acquired workforce and synergies expected from combining our operations with those of Horizon Analog. The goodwill is deductible for tax purposes. We included the results of Horizon Analog’s operations since its acquisition date in the Alarm.com segment . During 2015, we paid $72,000 of the cash not yet paid and the remaining $72,000 balance as of December 31, 2015 was included in other current liabilities on our consolidated balance sheet. During 2016, we paid the remaining $72,000 of the cash not yet paid balance and there was no outstanding balance as of December 31, 2016.

Unaudited Pro Forma Information

The following pro forma data is presented as if (1) Secure-i and Horizon Analog were included in our historical consolidated statements of operations beginning January 1, 2013 and (2) SecurityTrax was included in our historical consolidated statements of operations beginning January 1, 2014. These pro forma results do not necessarily represent what would have occurred if all the business combinations had taken place on January 1, 2013 and 2014, as applicable, nor do they represent the results that may occur in the future.

This pro forma financial information includes our historical financial statements and those of our business combinations with the following adjustments: we adjusted the pro form adjustments for income taxes and we adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2013 and 2014, as applicable.

The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis, as follows (in thousands):

	Pro forma Year Ended December 31,
	2015	2014
Revenue	$209,110	$168,921
Net income	11,722	12,476

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Business Combinations in Operations

The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations in the year of acquisition as reported within the consolidated financial statements for the years ended December 31, 2015 for SecurityTrax and December 31, 2014 for Secure-i and Horizon Analog (in thousands):

	Year Ended December 31,
	2015	2014
Revenue	$986	$41
Net loss	(436)	(140)

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2015	$21,374	$—	$21,374
Goodwill acquired	3,349	—	3,349
Balance as of December 31, 2015	24,723	—	24,723
Goodwill acquired	—	—	—
Balance as of December 31, 2016	$24,723	$—	$24,723

In March 2015, we acquired SecurityTrax and recorded $3.3 million of goodwill in the Alarm.com segment (See Note 6). There were no impairments of goodwill recorded during the years ended December 31, 2016, 2015 or 2014. As of December 31, 2016, the accumulated balance of goodwill impairments was $4.8 million, which is related to our acquisition of EnergyHub in 2013.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Other	Total
Balance as of January 1, 2015	$3,853	$918	$94	$227	$5,092
Intangible assets acquired	1,699	1,407	271	—	3,377
Amortization	(1,103)	(839)	(92)	(117)	(2,151)
Balance as of December 31, 2015	4,449	1,486	273	110	6,318
Intangible assets acquired	—	—	—	—	—
Amortization	(1,086)	(438)	(116)	(110)	(1,750)
Balance as of December 31, 2016	$3,363	$1,048	$157	$—	$4,568

For the years ended December 31, 2016, 2015 and 2014, we recorded $1.8 million, $2.2 million and $1.6 million of amortization related to our intangible assets. There were no impairments of long-lived assets during the years ended December 31, 2016, 2015 and 2014.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

The following tables reflect the weighted-average remaining life and carrying value of finite-lived intangible assets (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- average Remaining Life
Customer relationships	$10,666	(7,303)	$3,363	3.8
Developed technology	5,390	(4,342)	1,048	4.1
Trade name	914	(757)	157	4.3
Other	234	(234)	—	0.0
Total intangible assets	$17,204	(12,636)	$4,568

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- average Remaining Life
Customer relationships	$10,666	$(6,217)	$4,449	4.5
Developed technology	5,390	(3,904)	1,486	4.8
Trade name	914	(641)	273	4.7
Other	234	(124)	110	0.9
Total intangible assets	$17,204	$(10,886)	$6,318

The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ended December 31,	Amortization
2017	$1,400
2018	1,329
2019	579
2020	475
2021 and thereafter	785
Total future amortization expense	$4,568

Note 8. Investments in Other Entities

Cost Method Investment in Connected Home Service Provider Partner

We own 20,000 Series A Convertible Preferred Membership Units and 2,667 Series B Convertible Preferred Membership Units of a Brazilian connected home solutions provider, which represents an interest of 12.4% on a fully diluted basis, and was purchased for $0.4 million. On April 15, 2015, we purchased 2,333 Series B-1 Convertible Preferred Membership Units at $23.31 per unit, for a purchase price of $0.1 million, which increased our aggregate equity interest to 12.6% on a fully diluted basis. On April 20, 2016, we purchased an additional 6,904 Series B-1 Convertible Preferred Membership Units at $20.19 per unit, for a purchase prices of $0.1 million, which increased our aggregate equity interest to 14.3% on a fully diluted basis. The entity resells our products and services to residential and commercial customers in Brazil. Based upon the level of equity investment at risk, the connected home service provider partner is a VIE. We do not control the marketing, sales, installation, or customer maintenance functions of the entity and therefore do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of the entity and do not consolidate its financial results into ours. We account for this investment using the cost method. As of December 31, 2016 and 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The investment is included in other assets in our consolidated balance sheets and was $0.6 million and $0.4 million as of December 31, 2016 and 2015.

Investments in and Loans to an Installation Partner

We own 48,190 common units of an installation partner which represents an interest of 48.2% on a fully diluted basis, and was purchased for $1.0 million. The entity performs installation services for security dealers, as well as subsidiaries reported in our Other segment. Based upon the level of equity investment at risk, we determined at the time of the investment that the installation partner was not a VIE. We accounted for this investment under the equity method because we have the ability to

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

exercise significant influence over the operating and financial policies of the entity. Under the equity method, we recognize our share of the earnings or losses of the installation partner in other income / (expense), net in our condensed consolidated statements of operations in the periods they are reported by the installation partner.

In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0% per annum. Interest is payable monthly with the entire principal balance plus any accrued but unpaid interest due on the note's maturity date. This event did not cause us to reconsider our conclusion that the installation partner has sufficient equity investment at risk and therefore was not a VIE. We have continued to account for the investment under the equity method. In the fourth quarter of 2015, accumulated operating losses of our installation partner exceeded its equity contributions, and we began to record 100% of its net losses, which amounted to $0.2 million, against our $0.3 million note receivable. The note was amended in September 2016 to extend the maturity date to September 2018. In our consolidated balance sheets, the $0.1 million note receivable balance was included in other assets as of December 31, 2016 and included in other current assets as of December 31, 2015.

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

We recorded our share of the installation partner's loss in other income / (expense), net in our consolidated statements of operations, which was less than $0.1 million, $0.7 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014. Our $1.2 million investment, net of equity losses, is included in other assets in our consolidated balance sheets and was less than 0.1 million as of December 31, 2016 and $0.1 million as of December 31, 2015.

Investments in and Loans to a Platform Partner

We have invested in the form of loans and equity investments in a platform partner which produces connected devices to provide it with the capital required to bring its devices to market and integrate them onto our intelligently connected property platform.

In 2013, we paid $3.5 million in cash to purchase 3,548,820 shares of our platform partner’s Series A convertible preferred shares, or an 18.7% interest on as-converted and fully diluted basis. The terms of our investment in the convertible preferred shares included a freestanding option to make an additional investment in the platform partner, or the 2013 Option. The investment in Series A convertible preferred shares was recorded at its initial fair value of $3.5 million and was accounted for as a cost method investment. We also loaned the same platform partner $2.0 million in the form of a secured convertible note, or the 2013 Note. The 2013 Note converted automatically into equity at a 12.5% discount from the price per share at which new shares of capital stock are issued by the platform partner in a qualified financing, or the Automatic Conversion Feature. We recorded the 2013 Option at its initial fair value of $0.2 million. The 2013 Option did not meet the definition of a derivative as it was private company stock that was not readily convertible into cash and therefore, was not measured at fair value at each reporting period. The 2013 Note was accounted for as an available for sale security and was recorded at fair value in marketable securities at an initial fair value of $1.9 million. The Automatic Conversion Feature was an embedded derivative that required bifurcation from the 2013 Note. It was recorded at its initial fair value of $0.1 million in other assets as a marketable security and was remeasured at fair value each reporting period with changes recorded in other income / (expense), net.

In 2014, we entered into a Series 1 Preferred Stock purchase agreement with the platform partner and another investor. The other investor invested cash to purchase shares of the platform partner’s Series 1 Preferred Stock. As a result of the purchase, our 3,548,820 shares of Series A convertible preferred shares converted into 3,548,820 shares of common stock, and we hold an 8.6% interest in the platform partner on an as-converted and fully diluted basis. In conjunction with the transaction, we received a $2.5 million dividend that we recorded as a return of investment as it was in excess of the accumulated earnings and profits of the investee since the date of the investment. Additionally, the platform partner repaid the $2.0 million 2013 Note and accrued interest of $0.2 million and as a result, the Automatic Conversion Feature expired. As a result of the transaction, we recorded $0.1 million realized gain on the 2013 Note, our 2013 Option and Automatic Conversion Feature expired and we recognized $0.3 million of impairment losses in other income / (expense), net in our consolidated statement of operations for the year ended December 31, 2014.

Based upon the level of equity investment at risk, the platform partner is a VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We account for this investment under the cost method. As of December 31, 2016

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

and 2015, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

As of December 31, 2016 and 2015, our $1.0 million cost method investment in a platform partner was recorded in other assets in our consolidated balance sheets.

Note 9. Other Assets

Patent Licenses

From time to time, we enter into agreements to license patents. The balance, net of amortization, was $3.2 million and $2.2 million as of December 31, 2016 and 2015 and was included in other assets. We have $4.9 million of historical cost in patent licenses related to such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from three years to eleven years. Amortization expense on patent licenses was $0.6 million, $0.4 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014 and was included in cost of SaaS and license revenue in our consolidated statements of operations.

2013 Loan to a Distribution Partner

In 2013, we entered into a revolving loan agreement with a distribution partner. The distribution partner is also a service provider partner with whom we have a standard agreement to resell our intelligently connected property SaaS and hardware. We had evaluated that our distribution partner had good credit quality through a credit review at the inception of the arrangement and by evaluating risk indications during the repayment period.

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

During the first quarter of 2016, our distribution partner repaid the loan and the revolving loan agreement was subsequently terminated. We received $2.4 million of cash, representing the entire balance outstanding and the accrued interest at the termination date. There was no outstanding balance as of December 31, 2016. As of December 31, 2015, our distribution partner's outstanding balance was $2.4 million and the note receivable was included in other assets on our condensed consolidated balance sheets.

2016 Loan to a Distribution Partner

In September 2016, we entered into dealer and loan agreements with a new distribution partner. The dealer agreement enables the distribution partner to resell our SaaS services and hardware to their subscribers. Under the loan agreements, we agreed to loan the distribution partner up to $4.0 million, collateralized by all assets owned by the distribution partner. The loan has two advance periods which begin each year in October and end during the following January until August 31, 2019, the term date of the loan. Interest on the outstanding principal accrues at a rate per annum equal to the greater of 6.0% or the LIBOR rate plus 4.0%, as determined on the first date of each annual advance period. The borrower has the option to extend the term of the loan for two successive terms of one year each.

During the fourth quarter of 2016, our distribution partner drew $3.0 million at a rate of 6.0% per annum. As of December 31, 2016, the $3.0 million loan receivable balance was included in other current assets. Subsequent to December 31, 2016 and prior to the filing of this Annual Report on Form 10-K, our distribution partner drew an additional $1.0 million at a rate of 6.0% per annum.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Note 10. Fair Value Measurements

The following presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2016
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$135,204	$—	$—	$135,204
Total	$135,204	$—	$—	$135,204
Liabilities:
Subsidiary unit awards	$—	$—	$2,768	$2,768
Contingent consideration liability from acquisition	—	—	—	—
Total	$—	$—	$2,768	$2,768

	Fair Value Measurements on a Recurring Basis as of December 31, 2015
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$122,818	$—	$—	$122,818
Total	$122,818	$—	$—	$122,818
Liabilities:
Subsidiary unit awards	$—	$—	$532	$532
Contingent consideration liability from acquisition	—	—	230	230
Total	$—	$—	$762	$762

The following table summarizes the change in fair value of the Level 3 liabilities for subsidiary unit awards and the contingent consideration liability from acquisition (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2016		Year Ended December 31, 2015
	Subsidiary Unit Awards	Contingent Consideration Liability from Acquisition	Subsidiary Unit Awards	Contingent Consideration Liability from Acquisition
Beginning of period balance	$532	$230	$—	$—
Total losses / (gains) included in earnings	2,236	(230)	380	(470)
Obligations assumed	—	—	—	700
Transfers into Level 3	—	—	152	—
Ending of period balance	$2,768	$—	$532	$230

The money market account is included in our cash and cash equivalents in our consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The liability for the subsidiary unit awards relates to agreements established with two employees of our subsidiaries for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. Before our IPO, we used the intrinsic method available to non-public companies under ASC 718, "Compensation - Stock Compensation" to account for our liability for our subsidiary units. After our IPO, we have accounted for these subsidiary awards using fair value. The effect of this change had an immaterial impact to our consolidated financial statements. We established liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the two awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue, an unobservable input, and we will record any changes in the employee's compensation expense. One of the awards is subject to the employee's continued employment and therefore recorded on a straight-line basis over the remaining service period. The liability balances are included

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

in either accounts payable, accrued expenses and other current liabilities or other liabilities in our consolidated balance sheets (See Note 12).

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

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2016, 2015 and 2014. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the years ended December 31, 2016, 2015 and 2014.

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	December 31,
	2016	2015
Accounts payable	$18,289	$12,813
Accrued expenses	5,298	4,244
Subsidiary unit awards	2,506	—
Other current liabilities	2,207	2,219
Accounts payable, accrued expenses and other current liabilities	$28,300	$19,276

The components of other liabilities (in thousands):

	December 31,
	2016	2015
Deferred rent	$11,056	$8,435
Other liabilities	2,501	2,049
Other liabilities	$13,557	$10,484

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below are currently in effect and would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

In 2014, we repaid all of the outstanding principal and interest under a previous term loan, which was accounted for as an extinguishment of debt, and replaced it with a $50.0 million revolving credit facility, or the 2014 Facility, with Silicon Valley Bank, as administrative agent, and a syndicate of lenders. We utilized $6.7 million under the 2014 Facility to repay in full our indebtedness under the previous term loan. On August 10, 2016, the 2014 Facility was amended to (1) increase our current borrowing capacity from $50.0 million to $75.0 million, (2) provide for an option to further increase the borrowing capacity to $125.0 million with the consent of the lenders, (3) increase the maximum consolidated leverage ratio from 2.50:1:00 to 3.00:1.00, and (4) extend the maturity date of the 2014 Facility and the principal outstanding from May 2017 to November 2018. This amendment to the 2014 Facility was accounted for as a debt modification. The 2014 Facility is secured by substantially all of our assets, including our intellectual property.

The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Journal prime rate and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, or ABR, at our option. For the year ended December 31, 2016, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the years ended December 31, 2015 and 2014, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.25%, LIBOR plus 2.5%, and LIBOR plus 2.75% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the years ended December 31, 2016, 2015 and 2014, the effective interest rate on the 2014 Facility was 2.82%, 2.63% and 2.62%.

The carrying value of the 2014 Facility was $6.7 million as of December 31, 2016 and 2015. The 2014 Facility includes a variable interest rate that approximates market rates and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value as of December 31, 2016. The 2014 Facility also carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.00:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the year ended December 31, 2016, we were in compliance with all financial and non-financial covenants and there were no events of default.
On March 8, 2017, in accordance with an asset purchase agreement, we acquired certain assets and assumed certain liabilities of the Connect line of business of Icontrol and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducts its Piper line of business. The cash consideration was $148.5 million, after the estimated working capital adjustment. We used approximately $81.5 million of cash on hand and drew approximately $67.0 million under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, or the 2014 Facility, to fund the Acquisition.

Commitments and Contingencies

Repurchase of Subsidiary Units

In 2012, we formed a subsidiary to develop and market home and commercial energy management devices and services. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is also our employee, require a payment in cash on either the third or the fourth anniversary from the date the subsidiary first makes its products and services commercially available, which was determined to be April 1, 2014. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We recorded a liability of zero and $0.1 million related to this commitment in other liabilities in our consolidated balance sheets as of December 31, 2016 and 2015.

In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. We granted an award of subsidiary stock to the founder and president. The terms of the award, as amended, requires a payment in cash on the fourth anniversary of the date that the subsidiary’s products and services first become commercially available, which was determined to be June 1, 2013. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. In 2016, we amended the term of the award, extending the valuation date for the payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash from 2018 through 2020 based on collection of financed customer receivables that existed as of the valuation date. We recorded a liability of $2.5 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.3 million in other liabilities related to this commitment in our consolidated balance sheet as of December 31, 2016. We recorded $0.4 million related to this commitment in other liabilities in our consolidated balance sheet as of December 31, 2015.

At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value as compensation expense (see Note 10).

Leases

We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for new office space in Tysons, Virginia, where we relocated our headquarters in February 2016. The lease term ends in 2026 and the lease includes a five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. During 2016, we entered into amendments to this lease which provide for 30,662 square feet of additional office space and an additional $1.7 million in tenant improvement allowances. We took possession of the additional space by February 1, 2017 and we were allowed to utilize the tenant improvement allowance for design prior to moving into the space.

As of December 31, 2016, we have utilized $7.8 million of our total $9.7 million tenant improvement allowance. Rent expense was $4.8 million, $4.9 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

The following table presents the future minimum lease payments under the non-cancelable operating leases as of December 31, 2016 (in thousands):

Year Ended December 31,	Minimum Lease Payments
2017	$5,167
2018	5,110
2019	4,791
2020	4,803
2021	4,606
2022 and thereafter	21,371
Total	$45,848

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

Letters of Credit

As of December 31, 2016 and 2015, there were no outstanding letters of credit under our 2014 Facility to our manufacturing partners.

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

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service provider partners under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On March 7, 2017, plaintiffs filed their motion for class certification. Our response is due March 28, 2017. Discovery has commenced, and the matter remains pending in the U.S. District Court for the Northern District of California. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

On February 9, 2016, we were sued along with one of our service provider partners in the Circuit Court for the City of Virginia Beach, Virginia by the estate of a deceased service provider partner customer alleging wrongful death, among other claims. The suit seeks a total of $7 million in compensatory damages and $350,000 in punitive damages. We filed our answer on March 22, 2016. Discovery has commenced, and the matter remains pending. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

On February 22, 2017, Honeywell International Inc., or Honeywell, filed an action in the U.S. District Court for the District of New Jersey against us and Icontrol Networks, Inc., or Icontrol, seeking to enjoin the completion of our acquisition of two business units from Icontrol. On March 3, 2017, we settled the litigation effective upon the closing of the acquisition of the business units from Icontrol, which occurred on March 8, 2017.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

In September, 2014, Icontrol Networks, Inc., or Icontrol, filed a Complaint in the United States District Court, District of Delaware, asserting that Zonoff Inc., or Zonoff, infringes certain U.S. Patents owned by Icontrol, all of which are now owned by Alarm.com through a subsidiary. In November, 2015, Icontrol filed a second lawsuit, also in the United States District Court, District of Delaware, alleging that Zonoff infringes additional U.S. Patents owned by Icontrol, now owned by Alarm.com through a subsidiary. The Court held a claim construction hearing in the first case on March 14, 2016 and consolidated the cases on August 1, 2016. Zonoff has not filed any proceedings at the United States Patent Office, or asserted any counterclaims. On March 8, 2017, the Court stayed the case for 60 days pending the close of the Acquisition by Alarm.com.
 In September, 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet Technologies LLC, or SecureNet, infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March, 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile.  In September, 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of the same patents.  SecureNet filed petitions for inter partes review of the patents-in-suit before the United States Patent Office's Patent Trial and Appeal Board. Only proceedings as to one of the patents in suit have thus far been instituted. These proceedings are currently pending before the Patent Trial and Appeal Board.

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

Note 13. Stockholders’ equity

Authorized shares

We are authorized to issue two classes of stock, common stock and preferred stock. On June 9, 2015, the board of directors amended and restated our Amended and Restated Certificate of Incorporation, effective upon the closing of our IPO on July 1, 2015, and authorized us to issue up to 300,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

IPO

Upon closing of our IPO on July 1, 2015, all outstanding shares of previously issued redeemable convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock. Additionally, we issued 7,525,000 shares of common stock in our IPO.

Dividend

On June 12, 2015, our board of directors declared a cash dividend to our stockholders of record on our common and previously issued redeemable convertible preferred stock in the amount of (1) $0.36368 per share of common stock and Series A preferred stock and (2) $0.72736 per share of Series B preferred stock and Series B-1 preferred stock or $20.0 million in the aggregate. The dividends were paid in June 2015.

Common and Preferred Stock

As of December 31, 2016 and December 31, 2015, there were 46,172,318 and 45,581,662 shares of common stock issued, and 46,142,483 and 45,485,294 shares of common stock outstanding, respectively. As of December 31, 2016 and December 31, 2015, there were no preferred shares issued and outstanding. Each outstanding share of common stock is entitled to one vote per share.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
Stock-based compensation expense data:	2016	2015	2014
Sales and marketing	$536	$372	$338
General and administrative	1,430	2,486	1,862
Research and development	2,035	1,266	1,067
Total stock-based compensation expense	$4,001	$4,124	$3,267

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options	$3,783	$3,154	$3,181
Restricted stock units	141	—	—
Employee stock purchase plan	77	—	—
Compensation related to the sale of common stock	—	193	86
Compensation related to the cash settlement of stock options	—	777	—
Total stock-based compensation expense	$4,001	$4,124	$3,267
Tax benefit from stock-based awards	$5,048	$700	$782

2015 Equity Incentive Plan

We issue stock options pursuant to our 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan allows for the grant of incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or RSUs, performance-based stock awards, and other forms of equity compensation to our employees, directors and non-employee directors and consultants.

In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan (the "2009 Plan"). The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of December 31, 2016, 6,320,370 shares remained available for future grant under the 2015 Plan.

Stock Options

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

Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were 29,835 and 96,368 unvested shares of common stock outstanding subject to our right of repurchase as of December 31, 2016 and 2015. We repurchased 2,156 and 287 unvested shares of common stock related to early exercised stock options in connection with employee terminations during the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, we recorded $0.2 million and $0.4 million in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets for the proceeds from the early exercise of the unvested stock options.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Included in the stock-based compensation expense for the year ended December 31, 2015 was $0.8 million related to the cash settlement of recently exercised stock options of a terminated employee, at the company's election. We accounted for this cash settlement as a liability modification of the stock option awards.

We account for stock-based compensation options based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

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

There were 653,900 and 540,548 stock options granted during the years ended December 31, 2016 and 2015. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is zero.

The following table summarizes the assumptions used for estimating the fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31,
	2016	2015	2014
Volatility	47.6 - 50.6%	48.5 - 51.8%	47.2 - 49.6%
Expected term	5.6 - 6.3 years	4.5 - 6.3 years	4.0 - 5.7 years
Risk-free interest rate	1.3 - 1.9%	1.3 - 1.9%	1.4 - 1.9%
Dividend rate	—%	—%	—%

The following table summarizes stock option activity for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,547,913	$4.17	6.6	$44,411
Granted	653,900	17.87
Exercised	(561,015)	1.88		14,114
Forfeited	(91,261)	9.45
Expired	(2,009)	9.79
Outstanding at December 31, 2016	3,547,528	$6.91	6.4	$74,267
Vested and expected to vest at December 31, 2016	3,502,351	$6.81	6.4	$73,621
Exercisable at December 31, 2016	2,144,142	$3.36	5.2	$52,460

The weighted average grant date fair value for our stock options granted during the years ended December 31, 2016, 2015 and 2014 was $8.77, $5.90 and $4.20. The total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $2.2 million, $2.7 million and $1.5 million. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $14.1 million, $3.3 million and $7.3 million. As of December 31, 2016, the total compensation cost related to nonvested awards not yet recognized was $4.5 million, which will be recognized over a weighted average period of 2.3 years.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Restricted Stock Units

In 2016, we granted an aggregate of 61,482 Restricted Stock Units (RSUs) to certain of our employees. Each of these awards vest over a five-year period from the vesting commencement date, which is generally the grant date. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The RSUs condition for vesting is based on continued employment and a forfeiture rate is estimated for recognizing compensation expense based on historical forfeiture rates of stock-option awards. As of December 31, 2016, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $1.5 million, which is expected to be recognized over a weighted average period of three years.

The following table summarizes RSU activity for the year ended December 31, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	—	$—	$—
Granted	61,482	30.00	1,844
Vested	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2016	61,482	$30.00	$1,711
Vested and expected to vest at December 31, 2016	55,673	$30.00	$1,549

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of December 31, 2016, 1,624,019 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. For the year ended December 31, 2016, an aggregate of 31,797 shares were purchased by employees for which we recognized $0.1 million of compensation expense. There were no purchases of shares during the year ended December 31, 2015 and less than $0.1 million compensation expense was recognized over the purchase period. Compensation expense is recognized for the amount of the discount, net of forfeitures, over the six-month purchase period.

Repurchase of Subsidiary Units

We have an agreement, as amended, with an employee, who is the president and founder of our subsidiary formed to offer professional property management and vacation rental management companies technology solutions for remote monitoring and control of properties, for the repurchase of subsidiary stock for cash. The vesting of the award is contingent upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined as June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash from 2018 through 2020 based on collection of financed customer receivables that existed as of the valuation date. We established a liability for the future payment for the repurchase of subsidiary units under the terms of the agreement based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the period of the award through the repurchase date. We estimated the fair value of the liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of the liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we remeasure this liability, using the same valuation approach and record any changes in the employee's compensation expense in general and administrative expense.

We recorded a liability of $2.5 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.3 million in other liabilities related to this commitment in our consolidated balance sheet as of December 31, 2016. We

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

recorded $0.4 million related to this commitment in other liabilities in our consolidated balance sheet as of December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, we recorded compensation expense of $2.4 million, $0.2 million and $0.1 million related to this award in general and administrative expense. As this award is payable in cash, the expense was not recorded in stock-based compensation for any of the periods.

Warrants

On March 30, 2015, we issued performance-based warrants to two employees, which give these individuals the right to purchase up to 54,694 shares of our common stock in the aggregate if certain performance targets are achieved. The performance-based warrants, each for 27,347 shares of our common stock, have an exercise price of $10.97 per share and we may elect to terminate the warrants in exchange for a one-time cash settlement in the event we have a change in control. If the warrants become exercisable, the number of shares that become exercisable which cannot exceed 27,347 shares for each warrant, is based upon the achievement of certain minimum annual revenue targets. These warrants will expire upon the earlier of March 2025 or the date upon which the holder of the warrant is no longer our employee or an employee of an affiliate of ours. We believe that the achievement of the minimum annual revenue targets is probable, and we began recognizing expense related to these performance-based warrants as of April 1, 2015. These warrants were not exercisable as of December 31, 2016 and 2015 because the performance requirements had not been met. We recorded $0.1 million and less than $0.1 million of expense associated with the performance-based warrants during the years ended December 31, 2016 and 2015. We did not record expense associated with performance-based warrants during the year ended December 31, 2014.

Sale of Common Stock Subscriptions

In 2013, we sold 238,500 shares of our common stock to one of our executive officers for $0.7 million, or $2.95 per share, an amount below fair value. Under the terms of the sale, we had the right to repurchase the shares for $2.95 per share subject to certain triggering events prior to April 2, 2017. Our repurchase right expired on July 1, 2015, the date of the closing of our IPO. The excess of the fair value over the sale price was being recorded to stock-based compensation expense, on a straight-line basis, over the four-year term of the repurchase agreement. In 2015, we recognized the remaining unamortized expense upon the expiration of our repurchase right. No expense was recognized related to this sale for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, we recognized $0.2 million and less than $0.1 million related to this agreement in general and administrative expense in our consolidated statement of operations.

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted EPS are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income	$10,154	$11,768	$13,502
Less: dividends paid to participating securities	—	(18,987)	—
Less: income allocated to participating securities	(12)	—	(12,939)
Net income / (loss) available for common stockholders (A)	$10,142	$(7,219)	$563
Weighted average common shares outstanding — basic (B)	45,716,757	24,108,362	2,276,694
Dilutive effect of stock options and restricted stock units	2,158,765	—	1,613,427
Weighted average common shares outstanding — diluted (C)	47,875,522	24,108,362	3,890,121
Net income / (loss) per share:
Basic (A/B)	$0.22	$(0.30)	$0.25
Diluted (A/C)	$0.21	$(0.30)	$0.14

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

	Year Ended December 31,
	2016	2015	2014
Redeemable convertible preferred stock:
Series A	—	—	1,998,257
Series B	—	—	1,809,685
Series B-1	—	—	82,934
Stock options	197,350	522,997	219,400
Restricted stock units	25,640	—	—
Common stock subject to repurchase	29,835	96,368	209,372

Note 16. Significant Service Provider Partners

During the years ended December 31, 2016, 2015 and 2014 our 10 largest revenue service provider partners accounted for 60%, 63% and 65% of our revenue. One of our service provider partners individually represented greater than 10% but not more than 15% of our revenue for the year ended December 31, 2016. One of our service provider partners individually represented greater than 15% but not more than 20% of our revenue for the years ended December 31, 2015 and 2014. Two of our service provider partners individually represented greater than 10% but not more than 15% of our revenue for the year ended December 31, 2014.

No individual service provider partner represented more than 10% of accounts receivable as of December 31, 2016. Trade accounts receivable from two service provider partners totaled $3.1 million and $2.7 million as of December 31, 2015. No other individual service provider partner represented more than 10% of accounts receivable as of December 31, 2015.

Note 17. Income Taxes

The components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
Federal	7,227	7,730	7,266
State	1,829	1,519	1,286
Total Current	9,056	9,249	8,552
Deferred
Federal	(4,283)	(3,372)	(1,702)
State	(546)	(180)	(33)
Total Deferred	(4,829)	(3,552)	(1,735)
Total	4,227	5,697	6,817

The difference between the income tax expense at the Federal statutory rate and income tax expense in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of Federal benefits	4.9	4.5	4.0
Nondeductible meals and entertainment	1.6	1.2	0.9
Research and development tax credits	(10.8)	(8.9)	(6.2)
Other	(1.3)	0.8	(0.2)
Effective Rate	29.4%	32.6%	33.5%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

The components of our net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets, non-current
Provision for doubtful accounts	$1,046	$1,345
Accrued expenses	2,622	2,936
Deferred revenue	3,627	3,416
Deferred rent	4,671	3,331
Stock-based compensation	3,468	2,233
Acquisition costs	4,482	126
Subsidiary unit compensation	1,566	425
Equity investments	182	180
Inventory reserve	—	123
Net operating losses	2,678	3,183
Other	107	—
Total deferred tax assets, non-current	24,449	17,298
Deferred tax liabilities, non-current
Intangible assets and prepaid patent licenses	(2,780)	(2,098)
Depreciation	(4,649)	(3,105)
Contingent Liability	(268)	(180)
Total deferred tax liabilities	$(7,697)	$(5,383)
Net deferred tax assets	$16,752	$11,915

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest expense) is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$506	$208	$—
Additions based on tax positions of the current year	197	152	69
Additions based on tax positions of prior year	79	146	139
Decreases related to settlements of prior year tax positions	(101)	—	—
Ending balance	$681	$506	$208

Our effective income tax rates were 29.4%, 32.6% and 33.5% for the years ended December 31, 2016, 2015 and 2014. For the years ended December 31, 2016, 2015 and 2014, our effective tax rates were below the statutory rate primarily due to the research and development tax credits claimed, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of December 31, 2016 and 2015. Accordingly, we have not recorded a valuation allowance as of December 31, 2016 and 2015.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an unrecognized tax benefit of $0.2 million for research and development tax credits claimed during the year ended December 31, 2016, $0.3 million for research and development tax credits claimed during the year ended December 31, 2015 and $0.2 million for research and development tax credits claimed during the year ended December 31, 2014. As of December 31, 2016 and 2015, we had accrued $21,000 and $4,000 of total interest related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

We are not aware of any events that make it reasonably possible that there would be a significant change in our unrecognized tax benefits over the next 12 months. As of December 31, 2016, all of the $0.7 million of unrecognized tax benefits, if recognized, would reduce our income tax expense and the effective tax rate.

We file income tax returns in the United States. We are no longer subject to U.S. income tax examinations for years prior to 2013, with the exception that operating loss carryforwards generated prior to 2013 may be subject to tax audit adjustment. We are generally no longer subject to state and local income tax examinations by tax authorities for years prior to 2013.

As of December 31, 2016, we had U.S. net operating loss carryforwards of approximately $7.4 million, which are scheduled to begin to expire in 2030. The net operating loss carryforward arose in connection with the EnergyHub acquisition. Utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change limitations as provided by the Internal Revenue Code of 1986, as amended.

Note 18. Segment Information

We have two reportable segments:

•Alarm.com segment

•Other segment

Our chief operating decision maker is the chief executive officer. Management determined that the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results. Our Alarm.com segment represents our cloud-based platform for the intelligently connected property and related solutions that contributed over 94% of our revenue for the years ended December 31, 2016, 2015 and 2014. Our Other segment is focused on researching and developing home and commercial automation, and energy management products and services for sale in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income. The reportable segment operational data is presented in the table below (in thousands):

	Year Ended December 31, 2016
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$247,781	$18,826	$(2,863)	(2,638)	$261,106
Operating income / (loss)	21,282	(7,229)	(312)	317	14,058
Assets	246,798	14,447	—	—	261,245

	Year Ended December 31, 2015
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$202,752	$9,052	$(952)	$(1,964)	$208,888
Operating income / (loss)	38,437	(20,151)	(279)	(16)	17,991
Assets	215,315	10,780	—	—	226,095

	Year Ended December 31, 2014
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$165,603	$2,388	$(646)	$(33)	$167,312
Operating income / (loss)	34,271	(13,255)	(154)	138	21,000

We derived substantially all revenue from North America for the years ended December 31, 2016, 2015 and 2014. Substantially all our long-lived assets were in North America as of December 31, 2016 and December 31, 2015.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

Note 19. Related Party Transactions

In September 2016, we entered into dealer and loan agreements with a new distribution partner. The dealer agreement enables the distribution partner to resell our SaaS services and hardware to their subscribers. Under the loan agreements, we agreed to loan the distribution partner up to $4.0 million, collateralized by all assets owned by the distribution partner. The loan has two advance periods which begin each year in October and end during the following January until August 31, 2019, the term date of the loan. Interest on the outstanding principal accrues at a rate per annum equal to the greater of 6.0% or the LIBOR rate plus 4.0%, as determined on the first date of each annual advance period. The borrower has the option to extend the term of the loan for 2 successive terms of one year each. During the fourth quarter of 2016, our distribution partner drew $3.0 million at a rate of 6.0% per annum. As of December 31, 2016, the $3.0 million loan receivable balance was included in other current assets. Subsequent to December 31, 2016 and prior to the filing of this Annual Report on Form 10-K, our distribution partner drew an additional $1.0 million at a rate of 6.0% per annum. For the year ended December 31, 2016, we recorded $28,500 of interest income related to this note receivable and we recognized less than $0.1 million of revenue. Our accounts receivable balance from this distribution partner was less than $0.1 million as of December 31, 2016.

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. On December 11, 2015, we purchased an additional 9,290 common units of the same company for $0.2 million, which did not change our proportional share of ownership interest. We account for this investment using the equity method (see Note 8). During the years ended December 31, 2016, 2015 and 2014, we recorded $1.3 million, $0.8 million and $0.3 million of cost of hardware and other revenue in connection with this installation partner. As of December 31, 2016 and December 31, 2015, our accounts payable balance to our installation partner was $0.1 million and $0.5 million. In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2016. For the years ended December 31, 2016, 2015 and 2014, we recorded $26,000, $26,000 and $7,000 of interest income related to this note receivable.

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

Note 20. Other Comprehensive Income

The table below presents the tax effects related to other comprehensive income and reclassifications made to the consolidated statements of operations (in thousands):

	Available-for-sale security
	Before tax	Tax	After Tax
As of January 1, 2014	$92	$(36)	$56
Other comprehensive income / (loss) before reclassification	(30)	11	(19)
Amounts reclassified from accumulated other comprehensive income to other income / (expense), net	(62)	25	(37)
Net current period other comprehensive income	$(92)	$36	$(56)
As of December 31, 2014	$—	$—	$—

We disposed of our marketable securities during the year ended December 31, 2014 and there were no marketable securities outstanding as of December 31, 2016 and 2015. There were no components of other comprehensive income in 2016 and 2015.

Note 21. Quarterly Financial Data (Unaudited)

The following table shows selected unaudited quarterly consolidated statement of operations data for each of our eight most recently completed quarters. In the opinion of management, the information for each of these quarters has been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of financial information in accordance with GAAP. Historical results are not necessarily indicative of results that may be achieved in future periods, and operating results for quarterly periods are not necessarily indicative of operating results for a full year. The selected consolidated statements of operation data in amounts are presented

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2016, 2015 and 2014

below (in thousands, except per share data):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(unaudited)
Total revenue	$46,011	$51,949	$54,007	$56,921	$59,043	$64,423	$67,846	$69,794
Total cost of revenue	16,809	20,487	19,969	20,109	21,116	25,183	26,366	26,715

Net income	$3,041	$2,509	$2,943	$3,275	$2,738	$1,873	$2,567	$2,976
Net income / (loss) per share:
Basic	$0.06	$(6.09)	$0.06	$0.07	$0.06	$0.04	$0.06	$0.06
Diluted	$0.04	$(6.09)	$0.06	$0.07	$0.06	$0.04	$0.05	$0.06

Schedule II – Valuation and Qualifying Accounts and Reserves

Alarm.com Holdings, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2016
Allowance for doubtful accounts	$1,315	$—	$648	$(681)	$1,282
Allowance for product returns	2,116	2,071	—	(1,873)	2,314
Year ended December 31, 2015
Allowance for doubtful accounts	1,397	—	276	(358)	1,315
Allowance for product returns	1,838	1,559	—	(1,281)	2,116
Year ended December 31, 2014
Allowance for doubtful accounts	304	—	1,371	(278)	1,397
Allowance for product returns	952	1,863	—	(977)	1,838

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for an "emerging growth company" as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION
Appointment of Principal Accounting Officer
On March 15, 2017, our Board of Directors appointed Steve Valenzuela as our principal accounting officer, effective immediately. Allan J. (AJ) Gollinger was formerly acting as our interim principal accounting officer. Mr. Valenzuela will continue to serve in his current roles as our Chief Financial Officer and principal financial officer in addition to his newly appointed role of principal accounting officer and Mr. Gollinger will continue to serve as our Vice President and Corporate Controller.
Mr. Valenzuela, age 60, has served as our Chief Financial Officer since November 2016. Prior to joining us, he served as the Chief Financial Officer of SugarCRM, a customer relationship management software company, from January 2015 to November 2016. From October 2013 to December 2014, Mr. Valenzuela served as the Chief Financial Officer of Apigee Corporation, a software provider for the management of APIs and internet of things. Prior to this, Mr. Valenzuela was the Chief Financial Officer of Zenprise, a mobile device management software company, from April 2011 to December 2012, and then as a result of Citrix’s acquisition of Zenprise in January 2013, as the Vice President of Finance and Operations for the Mobile Platforms Group of Citrix from January 2013 to October 2013. Mr. Valenzuela holds a B.S. degree in accounting from San Jose State University and an M.B.A. from Santa Clara University.
Mr. Valenzuela was not appointed to serve as principal accounting officer pursuant to any arrangements or understandings with us or with any other person, and there are no related party transactions between Mr. Valenzuela and us that would require disclosure under Item 404(a) of Regulation S-K. His compensation will not be changed in connection with his designation as principal accounting officer.

PART III.

We will file a definitive Proxy Statement for our Annual Meeting, or our 2017 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10 K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of our 2017 Proxy Statement under the captions “Information Regarding Committees of the Board Of Directors,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of our 2017 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of our 2017 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of our 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section of our 2017 Proxy Statement under the caption “Principal Accountant Fees and Services.”

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

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Agreement and Plan of Merger by and among the Registrant, Energyhub Holdings, Inc. EnergyHub, Inc. and Shareholder Representative Services LLC, as stockholder representative, dated May 3, 2013	S-1	333-204428	2.1	May 22, 2015
2.2	Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated as of June 23, 2016	8-K	001-37461	2.1	June 23, 2016
2.3	Amendment No. 1 to Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated November 15, 2016.	8-K	001-37461	2.1	November 16, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	July 2, 2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37461	3.2	July 2, 2015
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
10.1	Deed of Lease between Registrant and 8150 Leesburg Pike, L.L.C., dated April 21, 2009, as amended July 21, 2010, April 28, 2011, January 10, 2012, June 5, 2012, December 7, 2012, March 12, 2013 and May 29, 2013	S-1	333-204428	10.1	May 22, 2015
10.2	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.3	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015	10-Q	001-37461	10.1	August 15, 2016
10.4	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015	10-Q	001-37461	10.2	August 15, 2016
10.5	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016	10-Q	001-37461	10.3	August 15, 2016
10.6	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016	10-Q	001-37461	10.3	November 14, 2016
10.7*	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017
10.8†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.9†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.10†	Form of Option Grant Package under 2015 Equity Incentive Plan	10-K	001-37461	10.14	February 29, 2016
10.11†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	S-1/A	333-204428	10.60	June 10, 2015
10.12†	Form of Early Exercise Restricted Stock Purchase Agreement	10-K	001-37461	10.14	February 29, 2016

10.13†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.14†	Non-Employee Director Compensation Policy	S-1/A	333-204428	10.8	June 10, 2015
10.15†	2016 Executive Bonus Plan	8-K	001-37461	10.1	May 9, 2016
10.16†	2017 Executive Bonus Plan	8-K	001-37461	10.1	February 28, 2017
10.17†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 10, 2015
10.18†	Offer Letter by and between the Company and Steve Valenzuela dated October 12, 2016	8-K	001-37461	10.1	November 14, 2016
10.19	Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated May 8, 2014	S-1	333-204428	10.10	May 22, 2015
10.20	Second Amendment to Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated December 7, 2015	10-K	001-37461	10.14	February 29, 2016
10.21	Third Amendment to Credit Agreement by and among Alarm.com Holdings, Inc., Alarm.com Incorporated, Silicon Valley Bank and the several lenders from time to time parties thereto, dated August 10, 2016	10-Q	001-37461	10.4	August 15, 2016
10.22#	Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics Funding LP, dated October 22, 2007, as amended by Amendment No. 1 dated January 15, 2008 and the Second Amendment dated February 23, 2013	S-1/A	333-204428	10.11	June 19, 2015
10.23#	Third Amendment to Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics International, Inc.	10-K	001-37461	10.14	February 29, 2016
10.24#	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016	10-Q	001-37461	10.2	November 14, 2016
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
† Indicates management contract or compensatory plan.
# Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alarm.com Holdings, Inc.

Date:	March 15, 2017	By:	/s/ Stephen Trundle
Stephen Trundle
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Trundle	President, Chief Executive Officer and Director	March 15, 2017
Stephen Trundle	(Principal Executive Officer)

/s/ Steve Valenzuela	Chief Financial Officer	March 15, 2017
Steve Valenzuela	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy McAdam	Chairman of the Board of Directors	March 15, 2017
Timothy McAdam

/s/ Donald Clarke	Director	March 15, 2017
Donald Clarke

/s/ Darius Nevin	Director	March 15, 2017
Darius Nevin

/s/ Hugh Panero	Director	March 15, 2017
Hugh Panero

/s/ Mayo Shattuck	Director	March 15, 2017
Mayo Shattuck

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Agreement and Plan of Merger by and among the Registrant, Energyhub Holdings, Inc. EnergyHub, Inc. and Shareholder Representative Services LLC, as stockholder representative, dated May 3, 2013	S-1	333-204428	2.1	May 22, 2015
2.2	Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated as of June 23, 2016	8-K	001-37461	2.1	June 23, 2016
2.3	Amendment No. 1 to Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated November 15, 2016.	8-K	001-37461	2.1	November 16, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	July 2, 2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37461	3.2	July 2, 2015
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
10.1	Deed of Lease between Registrant and 8150 Leesburg Pike, L.L.C., dated April 21, 2009, as amended July 21, 2010, April 28, 2011, January 10, 2012, June 5, 2012, December 7, 2012, March 12, 2013 and May 29, 2013	S-1	333-204428	10.1	May 22, 2015
10.2	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.3	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015	10-Q	001-37461	10.1	August 15, 2016
10.4	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015	10-Q	001-37461	10.2	August 15, 2016
10.5	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016	10-Q	001-37461	10.3	August 15, 2016
10.6	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016	10-Q	001-37461	10.3	November 14, 2016
10.7*	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017
10.8†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.9†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.10†	Form of Option Grant Package under 2015 Equity Incentive Plan	10-K	001-37461	10.14	February 29, 2016
10.11†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	S-1/A	333-204428	10.60	June 10, 2015
10.12†	Form of Early Exercise Restricted Stock Purchase Agreement	10-K	001-37461	10.14	February 29, 2016
10.13†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.14†	Non-Employee Director Compensation Policy	S-1/A	333-204428	10.8	June 10, 2015
10.15†	2016 Executive Bonus Plan	8-K	001-37461	10.1	May 9, 2016
10.16†	2017 Executive Bonus Plan	8-K	001-37461	10.1	February 28, 2017
10.17†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 10, 2015
10.18†	Offer Letter by and between the Company and Steve Valenzuela dated October 12, 2016	8-K	001-37461	10.1	November 14, 2016

10.19	Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated May 8, 2014	S-1	333-204428	10.10	May 22, 2015
10.20	Second Amendment to Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated December 7, 2015	10-K	001-37461	10.14	February 29, 2016
10.21	Third Amendment to Credit Agreement by and among Alarm.com Holdings, Inc., Alarm.com Incorporated, Silicon Valley Bank and the several lenders from time to time parties thereto, dated August 10, 2016	10-Q	001-37461	10.4	August 15, 2016
10.22#	Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics Funding LP, dated October 22, 2007, as amended by Amendment No. 1 dated January 15, 2008 and the Second Amendment dated February 23, 2013	S-1/A	333-204428	10.11	June 19, 2015
10.23#	Third Amendment to Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics International, Inc.	10-K	001-37461	10.14	February 29, 2016
10.24#	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016	10-Q	001-37461	10.2	November 14, 2016
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
† Indicates management contract or compensatory plan.
# Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document.