Form 10-Q
period 2017-03-31
Alarm.com Holdings, Inc.
filed 2017-05-10
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No

As of May 1, 2017, there were 46,318,997 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
SaaS and license revenue	$50,226	$40,012
Hardware and other revenue	23,968	19,031
Total revenue	74,194	59,043
Cost of revenue(1):
Cost of SaaS and license revenue	8,092	6,781
Cost of hardware and other revenue	18,543	14,335
Total cost of revenue	26,635	21,116
Operating expenses:
Sales and marketing	10,314	8,976
General and administrative	15,375	13,129
Research and development	14,521	9,970
Amortization and depreciation	2,864	1,591
Total operating expenses	43,074	33,666
Operating income	4,485	4,261
Interest expense	(216)	(41)
Other income, net	237	111
Income before income taxes	4,506	4,331
Provision for income taxes	543	1,593
Net income	3,963	2,738
Income allocated to participating securities	(2)	(5)
Net income attributable to common stockholders	$3,961	$2,733

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.09	$0.06
Diluted	$0.08	$0.06
Weighted average common shares outstanding:
Basic	46,225,473	45,526,058
Diluted	48,758,774	47,303,896
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$63,150	$140,634
Accounts receivable, net	38,889	29,810
Inventory	7,289	10,543
Other current assets	9,931	9,197
Total current assets	119,259	190,184
Property and equipment, net	20,788	20,180
Intangible assets, net	104,664	4,568
Goodwill	64,102	24,723
Deferred tax assets	22,036	16,752
Other assets	4,791	4,838
Total Assets	$335,640	$261,245
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$31,829	$28,300
Accrued compensation	6,230	8,814
Deferred revenue	2,944	2,585
Total current liabilities	41,003	39,699
Deferred revenue	10,039	10,040
Long-term debt	73,700	6,700
Other liabilities	12,491	13,557
Total Liabilities	137,233	69,996
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 46,310,450 and 46,172,318 shares issued; and 46,283,227 and 46,142,483 shares outstanding as of March 31, 2017 and December 31, 2016.	463	461
Additional paid-in capital	311,909	308,697
Accumulated deficit	(113,965)	(117,909)
Total Stockholders’ Equity	198,407	191,249
Total Liabilities and Stockholders’ Equity	$335,640	$261,245

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2017	2016
Net income	$3,963	$2,738
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	128	155
Reserve for product returns	554	473
Amortization for patents and tooling	247	134
Amortization and depreciation	2,864	1,591
Amortization of debt issuance costs	23	26
Deferred income taxes	(1,123)	113
Change in fair value of contingent liability	—	(60)
Undistributed (gains) / losses from equity investees	(5)	12
Stock-based compensation	1,313	852
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	1,580	(2,812)
Inventory	3,553	(1,109)
Other assets	668	199
Accounts payable, accrued expenses and other current liabilities	483	3,661
Deferred revenue	(213)	237
Other liabilities	(1,066)	1,076
Cash flows from operating activities	12,969	7,286
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(154,289)	—
Additions to property and equipment	(2,637)	(2,538)
Issuances of notes receivable	(1,000)	(73)
Repayments of notes receivable	—	2,441
Cash flows used in investing activities	(157,926)	(170)
Cash flows from financing activities:
Proceeds from credit facility	67,000	—
Issuances of common stock from equity-based plans	473	371
Cash flows from financing activities	67,473	371
Net (decrease) / increase in cash and cash equivalents	(77,484)	7,487
Cash and cash equivalents at beginning of the period	140,634	128,358
Cash and cash equivalents at end of the period	$63,150	$135,845

Supplemental disclosure of noncash investing and financing activities:	2017	2016(1)
Cash not yet paid for business acquisitions	$—	$417
Assumed options from business acquisition	$1,375	$—
Contingent liability from business acquisition	$—	$170
Cash not yet paid for capital expenditures	$374	$1,271

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statement of Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	—	$—	46,142	$461	$308,697	$(117,909)	$191,249
Adoption of accounting standard on employee share-based payments	—	—	—	—	31	(19)	12
Common stock issued in connection with equity-based plans	—	—	137	1	472	—	473
Vesting of common stock subject to repurchase	—	—	4	1	21	—	22
Stock-based compensation	—	—	—	—	1,313	—	1,313
Assumed stock options	—	—	—	—	1,375	—	1,375
Net income	—	—	—	—	—	3,963	3,963
Balance as of March 31, 2017	—	$—	46,283	$463	$311,909	$(113,965)	$198,407

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

Note 1. Organization

Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for the smart home and business, including interactive security, video monitoring, intelligent automation and energy management. Millions of property owners rely on our technology to intelligently secure, monitor and manage their homes and businesses. Our solutions are delivered through an established network of over 6,000 trusted service provider partners, who are experts at selling, installing and supporting our solutions. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31st.

Note 2. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016 appearing in our Annual Report on Form 10-K filed with the SEC on March 16, 2017, or the 2016 Annual Report. The condensed consolidated balance sheet data as of December 31, 2016 was derived from our audited financial statements, but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Estimates are used when accounting for revenue recognition, allowances for doubtful accounts receivable, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, stock-based compensation, income taxes, legal reserves, contingent consideration and goodwill and intangible assets.

Significant Accounting Policies

The following significant accounting policies were updated as a result of acquiring the Connect line of business from Icontrol Networks, Inc., or Icontrol during the first quarter of 2017. We generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our newly-acquired Connect software platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. During the three months ended March 31, 2017, there were no other material changes to our significant accounting policies from those disclosed in our Annual Report on Form 10-K filed on March 16, 2017 with the SEC.

Internal-Use Software

We capitalize the costs directly related to the design of internal-use software for development of our Alarm.com and other SaaS platforms during the application development stage of the projects. The costs are primarily comprised of salaries, benefits and stock-based compensation expense of the project engineers and product development teams. Our internally developed software is reported at cost less accumulated depreciation. Depreciation begins once the project is ready for its intended use,

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

which is usually when the code goes into production in weekly software builds on our platform. We depreciate the asset on a straight-line basis over a period of three years, which is the estimated useful life. We utilize continuous agile development methods to update our software for our SaaS multi-tenant platform on a weekly basis, which primarily consists of bug-fixes and user interface changes. We evaluate whether a project should be capitalized if it adds significant functionality to our platform. Maintenance activities or minor upgrades are expensed in the period performed.

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model (a beta version). After technological feasibility is established, the salaries, benefits and stock-based compensation expense of the project engineers and product development teams performing coding and testing are capitalized. Cost capitalization ceases when the product is available for general release. The Connect software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development results in a short duration between completion of the product specifications and general release of the product. Accordingly, as of March 31, 2017, we do not have any capitalized external software due to the shorter development cycle associated with agile development.

Revenue Recognition and Deferred Revenue

We derive our revenue from three primary sources: the sale of cloud-based SaaS services on our integrated Alarm.com platform, the sale of licenses and services on the newly-acquired Connect software platform and the sale of hardware products. We sell our platform and hardware solutions to service provider partners that resell our solutions and hardware to home and business owners, who are the service provider partners’ customers, and whom we refer to as our subscribers. We also sell our hardware to distributors who resell the hardware to service provider partners. We enter into contracts with our service provider partners that establish pricing for access to our platform solutions and for the sale of hardware. These contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

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

We also generate SaaS and license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our newly-acquired Connect software platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Connect platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements based on vendor-specific objective evidence of fair value, or VSOE. There have been no separate sales of PCS, as PCS is always bundled with the software license for the Connect platform solution. Therefore, the VSOE of fair value for PCS cannot be established. The entire Connect arrangement fee is recognized ratably over the period during which the services are expected to be performed or the PCS period, whichever is longer, once the software is delivered and services have commenced, if all the other basic revenue recognition criteria have been met. Under terms in our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee for Connect that is billed per subscriber for the month of service. We recognize revenue over the period of service, which is monthly. Our service provider partners typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.

We offer multiple service level packages for our platform solutions including a range of solutions and a range of a la carte add-ons for additional features. The fee paid by our service provider partners each month for the delivery of our solutions is based on the combination of packages and add-ons enabled for each subscriber. We utilize tiered pricing plans where our service provider partners may receive prospective pricing discounts driven by volume.

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service provider partners on a per customer basis for use of our patents. In addition, in certain markets our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Hardware and Other Revenue

We generate hardware and other revenue from the sale of cellular radio modules that provide access to our cloud-based platform, from the sale of video cameras and from the sale of other devices, including image sensors and peripherals. We recognize hardware and other revenue when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service provider partners or distributors, and are not contingent on resale to end-users, or to service provider partners in the case of sales of hardware to distributors. Our terms for hardware sales sold directly to either service provider partners or distributors typically allow for the return of hardware up to one year past the date of sale. Our distributors sell directly to our service provider partners under terms between the two parties. We record a percentage of hardware and other revenue of approximately 2 to 5%, based on historical returns, as a reserve against revenue for hardware returns. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platform, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platform, such as support tools and applications, to assist in the installation of our solutions in a subscriber’s property. This installation marks the beginning of the service period on our platform and on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platform. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The combined current and long-term balance for deferred revenue for activation fees was $11.0 million and $11.2 million as of March 31, 2017 and December 31, 2016.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operation centers. We record the salaries and benefits of the department dedicated to providing service exclusively to a specific service provider for the Connect platform to cost of SaaS and license revenue.

Our cost of hardware and other revenue primarily includes cost of raw materials and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices. Our cost of revenue excludes amortization and depreciation.

Recent Accounting Pronouncements

Adopted

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and we adopted ASU 2016-09 during the first quarter of 2017.

The adoption of this standard had the following impact on our financial statements:

•
Tax windfall benefits or deficiencies from stock-based awards are now recorded in provision for income taxes in the period incurred, whereas previous guidance required the tax windfall benefits to be recorded in accumulated paid-in-capital. This change has been applied prospectively.

•
Tax windfall benefits from stock-based awards after adoption will be reported in cash flows from operating activities in the statement of cash flows. For comparability, we elected to retrospectively apply this guidance which resulted in a reclassification of $366 thousand from tax windfall benefit from stock options (a financing activity) to deferred income taxes (an operating activity) for the three months ended March 31, 2016.

•
We elected to record forfeitures as they occur in our calculation of stock-based compensation expense. In prior periods, we estimated forfeitures for the calculation of stock-based compensation expense. We adopted this change using the modified retrospective method, which resulted in an increase to accumulated deficit of $19 thousand; an increase to additional paid-in capital of $31 thousand; and an increase to deferred tax assets of $12 thousand as of January 1, 2017.

•
Cash flows from tax windfall benefits from stock-based awards will no longer factor into the calculation of the number of shares for diluted earnings per share. This change was applied prospectively and did not have a material impact on diluted earnings per share for the three months ended March 31, 2017.

On July 22, 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The guidance does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost provided that it is not above the ceiling (net realizable value) or below the floor (net realizable value less an approximately normal profit margin) which is unnecessarily complex. The amendment does not change other guidance on measuring inventory. The amendment is effective for annual periods, including periods within those annual periods beginning after December 15, 2016 with early adoption permitted. We adopted this pronouncement prospectively in the first quarter of 2017, and the adoption of this pronouncement did not have a material effect on our financial statements.

On January 26, 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment," which removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment amount will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests performed after January 1, 2017. We adopted this guidance prospectively during the three months ended March 31, 2017. Our goodwill impairment test is performed annually as of October 1st, therefore the adoption had no impact to our financial statements.
.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

Not yet adopted

Revenue from Contracts with Customers (Topic 606):

We are required to adopt ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and its updates and amendments in the first quarter of 2018. We have developed a project plan for adoption focused first on the largest volume of contracts, our standard service provider partner agreement, in an effort to determine the impact of adoption on our revenue recognition policies, processes and systems. We expect to complete our evaluation of this standard service provider partner agreement in the second quarter of 2017. During the first quarter of 2017, we began to evaluate our non-standard service provider partner agreements including our 10 largest revenue service provider partners which account for approximately 60% of our revenue. The next stages of our adoption plan will focus on assessing the impact of adopting this standard on our subsidiaries' service provider partner agreements and sales commissions. The new standard requires significantly more disclosures and we anticipate putting processes in place to collect the data required for these additional disclosures. A summary of these standards and requirements are as follows:

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

right-of-use assets we will record on our balance sheet, however, we anticipate that assets and liabilities will increase materially when our leases are recorded under the new standard.

Note 3. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable	$42,601	$33,406
Allowance for doubtful accounts	(1,385)	(1,282)
Allowance for product returns	(2,327)	(2,314)
Accounts receivable, net	$38,889	$29,810

For the three months ended March 31, 2017 and 2016, we recorded a $0.1 million and $0.2 million provision for doubtful accounts receivable. For the three months ended March 31, 2017 and 2016, we recorded a $0.6 million and $0.5 million reserve for product returns in our hardware and other revenue. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 4. Inventory

The components of inventory are as follows (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$3,984	$4,313
Finished goods	3,305	6,230
Total inventory	$7,289	$10,543

Note 5. Acquisitions

Connect and Piper Business Units from Icontrol Networks

On March 8, 2017, in accordance with a single asset purchase agreement we entered into with Icontrol Networks, Inc., or Icontrol, on June 23, 2016, we acquired certain assets and assumed certain liabilities of the Connect line of business and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducts its Piper line of business, or the Acquisition. Connect provides an interactive security and home automation platform for service providers. Piper, designs, produces and sells an all-in-one video and home automation hub. The addition of new technology infrastructure, talent, key relationships and hardware devices is expected to help accelerate our development of intelligent, data-driven smart home and business services. The Acquisition constituted a business.

The cash consideration was $148.5 million, after the estimated working capital adjustment, of which $14.5 million was deposited in escrow in accordance with the asset purchase agreement for indemnifications obligations of Icontrol stockholders and the final determination of closing working capital. We used $81.5 million of cash on hand and drew $67.0 million under our senior line of credit with Silicon Valley Bank and a syndicate of lenders to fund the Acquisition.

The Acquisition also included non-cash consideration. In accordance with the terms of the asset purchase agreement, we were obligated to assume the Icontrol Networks, Inc. 2013 Equity Incentive Plan and Icontrol Networks, Inc. 2003 Stock Plan, or collectively the Icontrol Plans, and converted the 2,001,387 unvested employee stock options into 70,406 Alarm.com stock options using a conversion ratio stated in the agreement to convert the original exercise price and number of options. The fair value of the unvested stock options on the acquisition date was $1.7 million calculated using a Black-Scholes model with a volatility and risk-free interest rate over the expected term of the options and the closing price of the Alarm.com common stock on the date of acquisition. We applied our graded vesting accounting policy to the fair value of these assumed options and determined $1.4 million of the fair value was attributable to pre-combination services and is included as a component of total purchase consideration. The remaining $0.3 million of the fair value was determined to be attributable to post-combination services and will be recognized over the remaining service periods of the stock options.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

The table below sets forth the purchase consideration and the preliminary allocation to estimated fair value of the tangible and intangible net assets acquired (in thousands):

March 8, 2017
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$148,500
Assumed stock options	1,375
Total consideration	$149,875
Estimated Tangible and Intangible Net Assets:
Cash	$211
Accounts receivable	11,342
Current assets	823
Long-term assets	4,446
Customer relationships	93,250
Developed technology	4,770
Trade name	170
Current liabilities	(1,605)
Long-term liabilities	(253)
Goodwill	36,721
Total estimated tangible and intangible net assets	$149,875

Goodwill of $36.7 million reflects the value of acquired workforce and synergies we expect to achieve from integrating support for Connect's security service providers and for the Connect platform. The goodwill will be deductible for tax purposes. We allocate goodwill to reporting units based on expected benefit from synergies, and have preliminarily allocated the goodwill to the Alarm.com segment.

The purchase price allocation including the identification of tangible and intangible assets acquired and liabilities assumed, and the determination of the fair value of those assets acquired and liabilities assumed, as well as the assignment of goodwill to reporting units was not finalized as of the filing date of this Quarterly Report.

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, the assets and liabilities of the Acquisition were recorded at their respective fair values as of March 8, 2017. We developed our estimate of the fair value of intangible net assets using a multi-period excess earnings method for customer relationships, the relief from royalty method for the developed technology and the relief-from-royalty method for the trade name.

Customer Relationships

We recorded the customer relationships intangible separately from goodwill based on determination of the length, strength and contractual nature of the relationship that Connect shared with its customers. We valued two groups of customer relationships using the multi-period excess earnings method, an income approach. We used several assumptions in the income approach, including attrition and renewal rate, margin and discount rate. We are amortizing the first customer relationship, valued at $92.5 million, on an attribution basis derived from the discounted cash flows of the model over an estimated useful life of twelve years and the second group of customer relationships, valued at $0.7 million, on the same basis, over an estimated useful life of four years.

Developed Technology

Developed technology primarily consists of intellectual property of proprietary software that is marketed for sale. The Connect platform is software for interactive security, automation and related solutions that was typically deployed and operated by the service provider in its own network operations center. We valued the developed technology by applying the relief from royalty method, an income approach. We used several assumptions in the relief from royalty method, which included royalty rate and discount rate. We are amortizing the Connect developed technology, valued at $4.4 million, on an attribution method based

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

on the discounted cash flows of the model over an estimated useful life of three years. Other developed technologies, valued at $0.3 million, were also acquired.

Trade Name

We determined that there was no fair value for the Connect trade name as the largest customer for Connect had re-branded the interactive security and automation platform and marketed it under the customer's own name. We valued the other trade names acquired using a relief-from-royalty method. We used several assumptions in the income approach, including royalty and discount rates. We are amortizing the other trade names, valued at $0.2 million, on an attribution basis derived from the discounted cash flows of the model over an estimated useful life of three years.

Deferred Tax Asset

The equity interests in the subsidiaries we acquired provided for a carryover tax basis in goodwill and intangible assets that arose from a previous acquisition. We have recorded a deferred tax asset of $4.1 million that represents the excess of the carryover tax basis in those previously acquired goodwill and intangible assets over the fair value of goodwill and intangible assets we recorded on the Acquisition date.

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

The table below sets forth the purchase consideration and the preliminary allocation to estimated fair value of the tangible and intangible net assets acquired (in thousands):

January 1, 2017
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$6,000

Estimated Tangible and Intangible Net Assets:
Developed technology	$3,400
Current liabilities	(58)
Goodwill	2,658
Total estimated tangible and intangible net assets	$6,000

Goodwill of $2.7 million reflects the value of acquired workforce and expected synergies from pairing ObjectVideo Labs' video analytics capabilities with our offerings. The goodwill will be deductible for tax purposes.

The purchase price allocation including the identification of tangible and intangible assets acquired and liabilities assumed, and the determination of the fair value of those assets acquired and liabilities assumed, as well as the assignment of goodwill to reporting units was not finalized as of the filing date of this Quarterly Report.

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, the assets and liabilities of ObjectVideo Labs we acquired were recorded at their respective fair values as of January 1, 2017, the date of the acquisition. We developed our estimate of the fair value of intangible assets using the replacement cost method for the developed technology.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

Developed Technology

Developed technology recorded separately from goodwill consists of intellectual property such as proprietary software used internally for revenue producing activities. ObjectVideo Labs proprietary software consists of source code and video analytics testing programs used internally to provide video analytics consulting services and research and development to customers and for the SaaS Alarm.com platform. We valued the developed technology by applying the replacement cost method. We used several assumptions in this cost approach, which included analyzing costs that a company would expect to incur to recreate an asset of equivalent utility. We are amortizing the developed technology, valued at $3.4 million, on a straight-line basis over an estimated useful life of two years which coincides with the rapidly developing technology of video analytics.

Unaudited Pro Forma Information

The following unaudited pro forma data is presented as if the Acquisition and ObjectVideo Labs were included in our historical consolidated statements of operations beginning January 1, 2016. These pro forma results do not necessarily represent what would have occurred if all the business combinations had taken place on January 1, 2016, nor do they represent the results that may occur in the future.

This pro forma financial information includes our historical financial statements and those of our business combinations with the following adjustments: (i) we adjusted the pro form adjustments for income taxes, (ii) we applied interest expense as if the additional borrowing for the acquisitions were as of January 1, 2016, (iii) we adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2016 and (iv) we adjusted for transaction fees incurred and reclassified them to January 1, 2016.

The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis, as follows (in thousands):

	Pro Forma Three Months Ended March 31,
	2017	2016
	(unaudited)
Revenue	$85,264	$73,643
Net income / (loss)	6,433	(8,380)
Net income / (loss) per diluted share	$0.13	$(0.18)

Business Combinations in Operations

The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations in the year of acquisition as reported within the consolidated financial statements for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
Revenue	$2,557
Net loss	(885)

For the Acquisition, we included the results of Connect's operations since its acquisition date in the Alarm.com segment and the results of Piper's operations since its acquisition date in the Other segment. We included the results of ObjectVideo Labs operations since its acquisition date in the Alarm.com segment.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

Note 6. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2017	$24,723	$—	$24,723
Goodwill acquired	39,379	—	39,379
Balance as of March 31, 2017	$64,102	$—	$64,102

On January 1, 2017, we acquired ObjectVideo Labs and preliminarily recorded $2.7 million of goodwill in the Alarm.com segment. On March 8, 2017, in connection with the Acquisition, we preliminarily recorded $36.7 million of goodwill in the Alarm.com segment. There were no impairments of goodwill during the three months ended March 31, 2017 and 2016.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2017	$3,363	$1,048	$157	$4,568
Intangible assets acquired	93,250	8,169	170	101,589
Amortization	(833)	(646)	(14)	(1,493)
Balance as of March 31, 2017	$95,780	$8,571	$313	$104,664

We recorded $1.5 million of amortization related to our intangible assets for the three months ended March 31, 2017 as compared to $0.5 million for the same period in the prior year. There were no impairments of long-lived assets during the three months ended March 31, 2017 and 2016.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,916	$(8,136)	$95,780	11.5
Developed technology	13,559	(4,988)	8,571	2.7
Trade name	1,084	(771)	313	3.9
Other	234	(234)	—	0.0
Total intangible assets	$118,793	$(14,129)	$104,664

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$10,666	$(7,303)	$3,363	3.8
Developed technology	5,390	(4,342)	1,048	4.1
Trade name	914	(757)	157	4.3
Other	234	(234)	—	0.0
Total intangible assets	$17,204	$(12,636)	$4,568

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ending December 31,	Amortization
Remainder of 2017	$10,551
2018	14,981
2019	13,692
2020	12,208
2021 and thereafter	53,232
Total future amortization expense	$104,664

Note 7. Investments in Other Entities

Cost Method Investment in Connected Home Service Provider Partner

We own 20,000 Series A Convertible Preferred Membership Units and 2,667 Series B Convertible Preferred Membership Units of a Brazilian connected home solutions provider, which represents an interest of 12.4% on a fully diluted basis, and was purchased for $0.4 million. On April 15, 2015, we purchased 2,333 Series B-1 Convertible Preferred Membership Units at $23.31 per unit, for a purchase price of $0.1 million, which increased our aggregate equity interest to 12.6% on a fully diluted basis. On April 20, 2016, we purchased an additional 6,904 Series B-1 Convertible Preferred Membership Units at $20.19 per unit, for a purchase prices of $0.1 million, which increased our aggregate equity interest to 14.3% on a fully diluted basis. The entity resells our products and services to residential and commercial customers in Brazil. Based upon the level of equity investment at risk, the connected home service provider partner is a VIE. We do not control the marketing, sales, installation, or customer maintenance functions of the entity and therefore do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of the entity and do not consolidate its financial results into ours. We account for this investment using the cost method. As of March 31, 2017 and December 31, 2016, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The investment is included in other assets in our condensed consolidated balance sheets and was $0.6 million as of March 31, 2017 and December 31, 2016.

Investments in and Loans to an Installation Partner

We own 48,190 common units of an installation partner which represents an interest of 48.2% on a fully diluted basis, and was purchased for $1.0 million. The entity performs installation services for security dealers, as well as subsidiaries reported in our Other segment. Based upon the level of equity investment at risk, we determined at the time of investment that the installation partner was not a VIE. We accounted for this investment under the equity method because we have the ability to exercise significant influence over the operating and financial policies of the entity. Under the equity method, we recognize our share of the earnings or losses of the installation partner in other income, net in our condensed consolidated statements of operations in the periods they are reported by the installation partner.

In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0% per annum. Interest is payable monthly with the entire principal balance plus any accrued but unpaid interest due on the note's maturity date. This event did not cause us to reconsider our conclusion that the installation partner has sufficient equity investment at risk and therefore was not a VIE. We have continued to account for the investment under the equity method. In the fourth quarter of 2015, accumulated operating losses of our installation partner exceeded its equity contributions, and we began to record 100% of its net losses, which amounted to $0.2 million, against our $0.3 million note receivable. The note was amended in September 2016 to extend the maturity date to September 2018. In our condensed consolidated balance sheets, the $0.1 million note receivable balance was included in other assets as of March 31, 2017 and December 31, 2016.

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

We recorded our share of the installation partner's earnings and losses in other income, net in our condensed consolidated statements of operations. We recorded earnings of $5 thousand for the three months ended March 31, 2017 as compared to losses of $12 thousand for the same period in the prior year. Our $1.2 million investment, net of equity losses, is included in

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

other assets in our condensed consolidated balance sheets and was $40 thousand as of March 31, 2017 and $35 thousand as of December 31, 2016.

Investments in and Loans to a Platform Partner

We have invested in the form of loans and equity investment in a platform partner which produces connected devices to provide it with the capital required to bring its devices to market and integrate them onto our connected home platform.

In 2013, we paid $3.5 million in cash to purchase 3,548,820 shares of our platform partner’s Series A convertible preferred shares, or an 18.7% interest on as-converted and fully diluted basis. The terms of our investment in the convertible preferred shares included a freestanding option to make an additional investment in the platform partner, or the 2013 Option. The investment in Series A convertible preferred shares was recorded at its initial fair value of $3.5 million and was accounted for as a cost method investment. We also loaned the same platform partner $2.0 million in the form of a secured convertible note, or the 2013 Note. The 2013 Note converted automatically into equity at a 12.5% discount from the price per share at which new shares of capital stock are issued by the platform partner in a qualified financing, or the Automatic Conversion Feature. We recorded the 2013 Option at its initial fair value of $0.2 million. The 2013 Option did not meet the definition of a derivative as it was private company stock that was not readily convertible into cash and therefore, was not measured at fair value at each reporting period. The 2013 Note was accounted for as an available for sale security and was recorded at fair value in marketable securities at an initial fair value of $1.9 million. The Automatic Conversion Feature was an embedded derivative that required bifurcation from the 2013 Note. It was recorded at its initial fair value of $0.1 million in other assets as a marketable security and was remeasured at fair value each reporting period with changes recorded in other income, net.

In 2014, we entered into a Series 1 Preferred Stock purchase agreement with the platform partner and another investor. The other investor invested cash to purchase shares of the platform partner’s Series 1 Preferred Stock. As a result of the purchase, our 3,548,820 shares of Series A convertible preferred shares converted into 3,548,820 shares of common stock, and we hold an 8.6% interest in the platform partner on an as-converted and fully diluted basis. In conjunction with the transaction, we received a $2.5 million dividend that we recorded as a return of investment as it was in excess of the accumulated earnings and profits of the investee since the date of the investment. Additionally, the platform partner repaid the $2.0 million 2013 Note and accrued interest of $0.2 million and as a result, the Automatic Conversion Feature expired. As a result of the transaction, we recorded $0.1 million realized gain on the 2013 Note, our 2013 Option and Automatic Conversion Feature expired and we recognized $0.3 million of impairment losses in other income, net in our consolidated statement of operations for the year ended December 31, 2014.

Based upon the level of equity investment at risk, the platform partner is a VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We account for this investment under the cost method. As of March 31, 2017 and December 31, 2016, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. As of March 31, 2017 and December 31, 2016, our $1.0 million cost method investment in the platform partner was recorded in other assets in our condensed consolidated balance sheets.

Note 8. Other Assets

Patent Licenses

From time to time, we enter into agreements to license patents. The balance, net of amortization, was $3.0 million and $3.2 million as of March 31, 2017 and December 31, 2016 and was included in other assets. We have $4.9 million of historical cost in patent licenses related to such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from three to eleven years. Amortization expense on patent licenses was $0.2 million for the three months ended March 31, 2017, as compared to $0.1 million for the three months ended March 31, 2016 and was included in cost of SaaS and license revenue in our condensed consolidated statements of operations.

Loan to a Distribution Partner

In September 2016, we entered into dealer and loan agreements with a distribution partner. The dealer agreement enables the distribution partner to resell our SaaS services and hardware to their subscribers. Under the loan agreements, we agreed to loan the distribution partner up to $4.0 million, collateralized by all assets owned by the distribution partner. The loan has two advance periods which begin each year in October and end during the following January until August 31, 2019, the term date of the loan. Interest on the outstanding principal accrues at a rate per annum equal to the greater of 6% or the LIBOR rate plus 4%, as determined on the first date of each annual advance period. The borrower has the option to extend the term of the loan for two successive terms of one year each.

During the first quarter of 2017, our distribution partner drew an additional $1.0 million at a rate of 6.0% per annum. The $4.0 million and $3.0 million loan receivable balances as of March 31, 2017 and December 31, 2016 were included in other current assets.

Subsequent to March 31, 2017 and prior to the filing of this Quarterly Report on Form 10-Q, we entered into a subordinated credit agreement with the distribution partner. Under the subordinated credit agreement we loaned the distribution partner $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues at a rate of 8.5% per annum and requires monthly interest payments.

Note 9. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2017
Fair Value Measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$50,484	$—	$—	$50,484
Total	$50,484	$—	$—	$50,484
Liabilities:
Subsidiary unit awards	$—	$—	$2,978	$2,978
Contingent consideration liability from acquisition	—	—	—	—
Total	$—	$—	$2,978	$2,978

	Fair Value Measurements on a Recurring Basis as of December 31, 2016
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$135,204	$—	$—	$135,204
Total	$135,204	$—	$—	$135,204
Liabilities:
Subsidiary unit awards	$—	$—	$2,768	$2,768
Contingent consideration liability from acquisition	—	—	—	—
Total	$—	$—	$2,768	$2,768

The following table summarizes the change in fair value of the Level 3 liabilities for subsidiary unit awards and contingent consideration liability from acquisition (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Subsidiary unit awards	Contingent consideration liability from acquisition	Subsidiary unit awards	Contingent consideration liability from acquisition
Beginning of period balance	$2,768	$—	$532	$230
Total (gains) losses included in earnings	210	—	18	(60)
Ending of period balance	$2,978	$—	$550	$170

The money market account is included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The liability for the subsidiary unit awards relates to agreements established with two employees of our subsidiaries for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We account for these subsidiary awards using fair value and establish liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital,

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

EBITDA and EBITDA margin of the subsidiary units over the periods of the two awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue, an unobservable input, and we will record any changes in the employee's compensation expense. One of the awards is subject to the employee's continued employment and therefore recorded on a straight-line basis over the remaining service period. The liability balances are included in either accounts payable, accrued expenses and other current liabilities or other liabilities in our condensed consolidated balance sheets (see Note 11).

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

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2017 and 2016. We also monitor the value of the investments for other than temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three months ended March 31, 2017 and 2016.

Note 10. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$20,051	$18,289
Accrued expenses	4,853	5,298
Subsidiary unit awards	2,711	2,506
Other current liabilities	4,214	2,207
Accounts payable, accrued expenses and other current liabilities	$31,829	$28,300

The components of other liabilities are as follows (in thousands):

	March 31, 2017	December 31, 2016
Deferred rent	$11,152	$11,056
Other liabilities	1,339	2,501
Other liabilities	$12,491	$13,557

Note 11. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

We have a $75.0 million revolving credit facility with Silicon Valley Bank, as administrative agent, and a syndicate of lenders that matures in November 2018, or the 2014 Facility. We have the option to increase the borrowing capacity of the 2014 Facility to $125.0 million with the consent of the lenders. The 2014 Facility is secured by substantially all of our assets, including our intellectual property.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate, and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, at our option. For the three months ended March 31, 2017 and 2016, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio was less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the three months ended March 31, 2017 and 2016, the effective interest rate on the 2014 Facility was 3.13% and 2.46%.

On March 7 2017, we drew $67.0 million under the 2014 Facility to partially fund the Acquisition. The carrying value of the 2014 Facility was $73.7 million and $6.7 million as of March 31, 2017 and December 31, 2016.

The 2014 Facility includes a variable interest rate that approximates market rates and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value as of March 31, 2017. The 2014 Facility carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.00:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of March 31, 2017, we were in compliance with all financial and non-financial covenants and there were no events of default.

Commitments and Contingencies

Repurchase of Subsidiary Units

In 2012, we formed a subsidiary to develop and market home and commercial energy management devices and services. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is also our employee, require a payment in cash on either the third or the fourth anniversary from the date the subsidiary first makes its products and services commercially available, which was determined to be April 1, 2014. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We did not record a liability in our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, as the fair value of this commitment was zero.

In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted an award of subsidiary stock to the founder and president. The terms of the award, as amended, requires a payment in cash on the fourth anniversary of the date that the subsidiary’s products and services first become commercially available, which was determined to be June 1, 2013. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. In 2016, we amended the term of the award, extending the valuation date for the payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash from 2018 through 2020 based on collection of financed customer receivables that existed as of the valuation date. We recorded a liability of $2.7 million in accounts payable, accrued expenses and other current liabilities and $0.3 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of March 31, 2017. We recorded a liability of $2.5 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.3 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of December 31, 2016.

At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense (see Note 9).

Leases

We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for new office space in Tysons, Virginia, where we relocated our headquarters in February 2016. This lease term ends in 2026 and includes a five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. During 2016, we entered into amendments to this lease which provide for 30,662 square feet of additional office space and an additional $1.7 million in tenant improvement allowances. We took possession of the additional space in February 2017 and we are allowed to utilize the tenant improvement allowance for design prior to moving into the space.

As of March 31, 2017, we have utilized $7.9 million of our total $9.7 million tenant improvement allowance. Rent expense was $1.4 million for the three months ended March 31, 2017 and $1.3 million for the same period in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

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

Letters of Credit

As of March 31, 2017 and December 31, 2016, we had no outstanding letters of credit under our 2014 Facility.

Commitments for Long-Lead Time Parts

As of March 31, 2017, we assessed that our commitments for long-lead time parts related to our contract with a camera manufacturer were approximately $0.6 million. We would incur these charges only if we terminated our orders as they represent commitments made on our behalf by the manufacturer for fulfilling orders. We do not hold title to these parts and we will not be obligated to pay for invoices to our manufacturer until we receive the finished goods.

Legal Proceedings

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc. and SecureNet Technologies, LLC in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from Protect America and SecureNet. SecureNet and Protect America have not yet responded to the complaint or asserted counterclaims and defenses.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board (PTAB) of certain patents in suit. The PTAB has ruled on all but one of the pending applications for inter partes review, and we anticipate the Utah court action will recommence in June 2017 on the remaining patent claims not overturned by the PTAB. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of the legal claim and proceeding against us cannot be predicted with certainty. We believe we have valid defenses to Vivint’s claims. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com itself violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service provider partners under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On May 5, 2017, the court granted plaintiffs' motion for class certification. Discovery is underway, and the matter remains pending in the U.S. District Court for the Northern District of California. Based on the current schedule, we anticipate a trial will take place either at the end of 2017 or beginning of 2018. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

business units from Icontrol. On March 3, 2017, we settled the litigation effective upon the closing of the acquisition of the business units from Icontrol, which occurred on March 8, 2017.

On March 21, 2017, Taraneh Vessal filed a complaint against us and Monitronics International, Inc. in the United States District Court for the Northern District of Illinois, alleging violation of the TCPA and the Illinois Consumer Fraud and Deceptive Business Practices Act. Our response to the complaint is due on May 12, 2017. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

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

In September, 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet Technologies LLC, or SecureNet, infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March, 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September, 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review of the patents-in-suit before the PTAB. Proceedings as to one of the patents in suit has been instituted. The PTAB has rejected the remaining applications for inter partes review, and Securenet has appealed the rejection as to one of the patents in suit.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

Note 12. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Sales and marketing	$113	$141
General and administrative	569	227
Research and development	631	484
Total stock-based compensation expense	$1,313	$852

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options and assumed options	$983	$833
Restricted stock units	288	—
Restricted stock awards	19	—
Employee stock purchase plan	23	19
Total stock-based compensation expense	$1,313	$852
Tax benefit from stock-based awards	$1,217	$294

2015 Equity Incentive Plan

We issue stock options pursuant to our 2015 Equity Incentive Plan, or the 2015 Plan. The 2015 Plan allows for the grant of incentive stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or RSUs, performance-based stock awards, and other forms of equity compensation to our employees, directors and non-employee directors and consultants.

In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan, or the 2009 Plan. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1st each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by our board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of March 31, 2017, 8,495,384 shares remained available for future grant under the 2015 Plan.

Stock Options

Stock options under the 2015 Plan have been granted at exercise prices based on the closing price of our common stock on the date of grant. Stock options under the 2009 Plan were granted at exercise prices as determined by our board of directors to be the fair market value of our common stock. Our stock options generally vest over a five-year period and each option, if not exercised or forfeited, expires on the tenth anniversary of the grant date.

Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were 25,793 and 29,835 unvested shares of common stock outstanding subject to our right of repurchase as of March 31, 2017 and December 31, 2016. We repurchased zero unvested shares of common stock related to early exercised stock options in connection with employee terminations during the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, we recorded $0.1 million and $0.2 million in accounts payable, accrued expenses and

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

other current liabilities on our condensed consolidated balance sheets for the proceeds from the early exercise of the unvested stock options.

We account for stock-based compensation awards based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

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

There were 56,150 and 456,550 stock options granted during the three months ended March 31, 2017 and 2016. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. We do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is zero.

The following table summarizes the assumptions used for estimating the fair value of stock options granted :

	Three Months Ended March 31,
	2017	2016
Volatility	46.7 - 47.2%	50.5%
Expected term	6.3 years	6.3 years
Risk-free interest rate	2.1 - 2.2%	1.4%
Dividend rate	—%	—%

The following table summarizes stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	3,547,528	$6.91	6.4	$74,267
Granted	56,150	28.90	13.9
Exercised	(122,926)	0.94		3,310
Forfeited	(32,607)	11.59
Expired	(414)	8.70
Outstanding as of March 31, 2017	3,447,731	$7.44	6.4	$80,355
Vested and expected to vest as of March 31, 2017	3,473,524	$7.42	6.4	$81,016
Exercisable as of March 31, 2017	2,224,394	$4.14	5.4	$59,170

The weighted average grant date fair value for our stock options granted during the three months ended March 31, 2017 and 2016 was $13.92 and $7.47. The total fair value of stock options vested during the three months ended March 31, 2017 and 2016 was $1.1 million and $0.3 million. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $3.3 million and $1.0 million. As of March 31, 2017, the total compensation cost related to nonvested awards not yet recognized was $4.5 million, which will be recognized over a weighted average period of 2.2 years.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

Assumed Stock Options

On March 15, 2017, we filed a Form S-8 Registration Statement related to the March 8, 2017 acquisition of the Connect business unit of Icontrol and assumed the Icontrol Networks, Inc. 2013 Equity Incentive Plan and the Icontrol Networks, Inc. 2003 Stock Plan. The assumed unvested stock options are exercisable for 70,406 shares of Alarm.com common stock. The registration also covers an additional 2,308,615 shares of common stock that were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to an evergreen provision contained in the 2015 Plan and an additional 461,723 shares of common stock that were automatically added to the shares authorized for issuance under the 2015 Employee Stock Purchase Plan, or 2015 ESPP, pursuant to an evergreen provision contained in the 2015 ESPP.

In accordance with the terms of the asset purchase agreement, we were obligated to assume the Icontrol Networks, Inc. 2013 Equity Incentive Plan and Icontrol Networks, Inc. 2003 Stock Plan, or collectively the Icontrol Plans, and converted the 2,001,387 unvested employee stock options into 70,406 Alarm.com stock options using a conversion ratio stated in the agreement to convert the original exercise price and number of options. The fair value of the unvested stock options on the acquisition date was $1.7 million calculated using a Black-Scholes model with a volatility and risk-free interest rate over the expected term of the options and the closing price of the Alarm.com common stock on the date of acquisition. We applied our graded vesting accounting policy to the fair value of these assumed options and determined that $1.4 million of the fair value was attributed to pre-combination services that is included as a component of total purchase consideration. The remaining $0.3 million of the fair value was determined to be attributable to post-combination services and will be recognized over the remaining service periods of the stock options.

The following table summarizes the assumptions used for estimating the fair value of stock options assumed from the Connect business unit of Icontrol:

Three Months Ended March 31, 2017
Volatility	42.7 - 44.4%
Expected term	2.5 - 5.0 years
Risk-free interest rate	1.4 - 2.0%
Dividend rate	—%

The following table summarizes assumed stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	—	$—	—	$—
Options assumed from Connect	70,406	5.48
Outstanding as of March 31, 2017	70,406	$5.48	8.0	$1,778
Vested and expected to vest as of March 31, 2017	70,406	$5.48	8.0	$1,778
Exercisable as of March 31, 2017	1,775	$4.39	7.2	$46

The weighted average grant date fair value for the assumed stock options during the three months ended March 31, 2017 was $4.78. The total fair value of assumed stock options vested during the three months ended March 31, 2017 was less than $0.1 million. As of March 31, 2017, the total compensation cost related to nonvested awards not yet recognized was $0.3 million, which will be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

There was an aggregate of 108,850 restricted stock units, or RSUs, granted to certain of our employees for the three months ended March 31, 2017. Each of the RSUs vests over a five-year period from the vesting commencement date, which is generally the grant date. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The condition for vesting of the RSUs is based on continued employment. There were no outstanding RSUs for the three months ended March 31, 2016. As of March 31, 2017, the total unrecognized compensation expense related to RSU awards granted amounted to $4.6 million, which is expected to be recognized over a weighted average period of 3.2 years.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

The following table summarizes activity for the RSUs for the three months ended March 31, 2017:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	61,482	$30.00	$1,711
Granted	108,850	29.19	3,177
Vested	—	—	—
Forfeited	(60)	32.93	—
Outstanding as of March 31, 2017	170,272	29.48	5,234
Vested and expected to vest after March 31, 2017	170,272	$29.48	$5,234

Restricted Stock Awards

In March 2017, we assumed 1,622 stock options from Connect upon completion of the Acquisition which had been early exercised according to the provisions of the Icontrol Plans for which the employees had not yet provided service for the vesting period. We canceled those stock options and issued restricted stock awards with no exercise price at the fair value of the Alarm.com common stock upon the closing of the Acquisition and recorded $19 thousand of compensation expense in the three months ended March 31, 2017. We expect these restricted stock awards, or RSA, to vest over two years and we will recognize compensation expense for the fair value of the awards in stock-based compensation.

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of March 31, 2017, 1,616,342 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1st of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31st of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of stock-based compensation expense due to the 10% discount on the fair market value of our common stock. For the three months ended March 31, 2017 and 2016, an aggregate of 13,584 shares and 18,705 shares were purchased by employees. We recognized less than $0.1 million of compensation expense for the three months ended March 31, 2017 and 2016. Compensation expense is recognized for the amount of the discount, net of actual forfeitures and voluntary withdrawals, over the six-month purchase period.

Repurchase of Subsidiary Units

We have an agreement, as amended, with an employee, who is the president and founder of our subsidiary formed to offer professional property management and vacation rental management companies technology solutions for remote monitoring and control of properties, for the repurchase of subsidiary stock for cash. The vesting of the award is contingent upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined to be June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the payment in cash to December 31, 2017, and the financial targets and allowed for payments in cash from 2018 through 2020 based on collection of financed customer receivables that existed as of the valuation date. We established a liability for the future payment for the repurchase of subsidiary units under the terms of the agreement based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the period of the award through the repurchase date. We estimated the fair value of the liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of the liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we remeasure this liability, using the same valuation approach and record any changes in the employee's compensation expense in general and administrative expense.

We recorded a liability of $2.7 million in accounts payable, accrued expenses and other current liabilities and $0.3 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of March 31, 2017. We recorded a liability of $2.5 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.3 million in other

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

liabilities related to this commitment in our condensed consolidated balance sheet as of December 31, 2016. For the three months ended March 31, 2017 and 2016, we recorded compensation expense of $0.2 million related to this award in general and administrative expense. As this award is payable in cash, the expense was not recorded in stock-based compensation for any of the periods.

Warrants

On March 30, 2015, we issued performance-based warrants to two employees, which give these individuals the right to purchase up to 54,694 shares of our common stock in the aggregate if certain performance targets are achieved. The performance-based warrants, each for 27,347 shares of our common stock, have an exercise price of $10.97 per share and we may elect to terminate the warrants in exchange for a one-time cash settlement in the event we have a change in control. If the warrants become exercisable, the number of shares that become exercisable which cannot exceed 27,347 shares for each warrant, is based upon the achievement of certain minimum annual revenue targets. These warrants will expire upon the earlier of March 2025 or the date upon which the holder of the warrant is no longer our employee or an employee of an affiliate of ours. We believe that the achievement of the minimum annual revenue targets is probable, and we began recognizing expense related to these performance-based warrants as of April 1, 2015. These warrants were not exercisable as of March 31, 2017 and December 31, 2016 because the performance requirements had not been met. We recorded less than $0.1 million of expense associated with the performance-based warrants during the three months ended March 31, 2017 and 2016.

Note 13. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share, or EPS, are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income	$3,963	$2,738
Less: income allocated to participating securities	$(2)	$(5)
Net income attributable to common stockholders (A)	$3,961	$2,733
Weighted average common shares outstanding — basic (B)	46,225,473	45,526,058
Dilutive effect of stock options	2,533,301	1,777,838
Weighted average common shares outstanding — diluted (C)	48,758,774	47,303,896
Net income per share:
Basic (A/B)	$0.09	$0.06
Diluted (A/C)	$0.08	$0.06

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding because the effect is anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	133,750	514,122
Common stock subject to repurchase	25,793	77,670

Note 14. Significant Service Provider Partners

During the three months ended March 31, 2017 and 2016, our 10 largest revenue service provider partners accounted for 60% of our revenue. Two of our service provider partners individually represented greater than 10% but not more than 15% of our revenue for the three months ended March 31, 2017. One of our service provider partners individually represented greater than 10% but not more than 15% of our revenue for the three months ended March 31, 2016.

Trade accounts receivable from one service provider partner totaled $8.6 million as of March 31, 2017. No other individual service provider partner represented more than 10% of accounts receivable as of March 31, 2017. No individual service provider partner represented more than 10% of accounts receivable as of December 31, 2016.

Note 15. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision were recorded in the period incurred.

Our effective income tax rate was 12.1% for the three months ended March 31, 2017, as compared to 36.8% for the same period in the prior year. Our effective tax rate was below the statutory rate primarily due to recognizing the tax windfall benefits from employee stock-based payment transactions through the income statement provision for income taxes in the period incurred, as well as the research and development tax credits claimed, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses. We adopted the accounting provision that simplified the tax for employee-stock based exercises in the first quarter of 2017. Prior to adoption of the new accounting provision, tax windfall benefits were required to be recorded in accumulated paid-in capital.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of March 31, 2017 and December 31, 2016. Accordingly, we have not recorded a valuation allowance as of March 31, 2017 and December 31, 2016.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an unrecognized tax benefit of less than $0.1 million for research and development tax credits claimed during the three months ended March 31, 2017. For the three months ended March 31, 2017, we recorded interest for the period on prior year research and development tax credits we claimed. As of March 31, 2017 and December 31, 2016, we had accrued $26 thousand and $21 thousand of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We are not aware of any events that make it reasonably possible that there would be a significant change in our unrecognized tax benefits over the next 12 months. Our cumulative liability for uncertain tax positions was $0.7 million as of March 31, 2017 and December 31, 2016, and if recognized, would reduce our income tax expense and the effective tax rate.

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

On March 8, 2017, we completed the Acquisition. Connect provides an interactive security and home automation software platform for service providers. Piper designs, produces and sells an all-in-one video and home automation hub. Piper currently operates both a retail do-it-yourself product business and a channel oriented business. On January 1, 2017, we completed the acquisition of ObjectVideo Labs from ObjectVideo. ObjectVideo was a pioneer in the fields of video analytics and computer vision with technology that extracted meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification. We anticipate that the ObjectVideo Labs engineering team's capabilities and expertise will accelerate our research and development of video services and video analytic applications. Connect's and ObjectVideo Labs' financial results from the closing of the respective acquisitions through March 31, 2017 are included in the Alarm.com segment. Piper's financial results from the closing of the acquisition through March 31, 2017 are included in the Other segment.

Our Alarm.com segment represents our cloud-based platform for the intelligently connected property and related solutions that contributed over 94% of our revenue for the three months ended March 31, 2017 and 2016. Our Other segment is focused on researching and developing home and commercial automation, and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)
March 31, 2017 and 2016

Management evaluates the performance of its segments and allocates resources to them based on operating income. The reportable segment operational data is presented in the table below (in thousands):

	Three Months Ended March 31, 2017
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$70,512	$4,452	$(649)	$(121)	$74,194
Operating income	6,584	(2,213)	(22)	136	4,485

	Three Months Ended March 31, 2016
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$56,010	$3,847	$(586)	$(228)	$59,043
Operating income	6,867	(2,683)	(47)	124	4,261

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of March 31, 2017	$316,924	$18,716	$—	$—	$335,640
Assets as of December 31, 2016	246,798	14,447	—	—	261,245

We derived substantially all revenue from North America for the three months ended March 31, 2017 and 2016. Substantially all of our long-lived assets were located in North America as of March 31, 2017 and December 31, 2016.

Note 17. Related Party Transactions

In September 2016, we entered into dealer and loan agreements with a distribution partner. The dealer agreement enables the distribution partner to resell our SaaS services and hardware to their subscribers. Under the loan agreements, we agreed to loan the distribution partner up to $4.0 million, collateralized by all assets owned by the distribution partner. The loan has two advance periods which begin each year in October and end during the following January until August 31, 2019, the term date of the loan. Interest on the outstanding principal accrues at a rate per annum equal to the greater of 6% or the LIBOR rate plus 4%, as determined on the first date of each annual advance period. The borrower has the option to extend the term of the loan for two successive terms of one year each. During the first quarter of 2017, our distribution partner drew $1.0 million at a rate of 6.0% per annum. The $4.0 million and $3.0 million loan receivable balances as of March 31, 2017 and December 31, 2016 were included in other current assets. For the three months ended March 31, 2017, we recorded less than $0.1 million of interest income related to this note receivable and we recognized $0.2 million of revenue. No interest income and no revenue was recognized during the three months ended March 31, 2016 related to this distribution partner. Our accounts receivable balance from this distribution partner was less than $0.1 million as of March 31, 2017 and December 31, 2016.

Subsequent to March 31, 2017 and prior to the filing of this Quarterly Report on Form 10-Q, we entered into a subordinated credit agreement with the distribution partner. Under the subordinated credit agreement we agreed to loan the distribution partner $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues at a rate of 8.5% per annum and requires monthly interest payments.

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. On December 11, 2015, we purchased an additional 9,290 common units of the same company for $0.2 million, which did not change our proportional share of ownership interest. We account for this investment using the equity method (see Note 7). We recorded $0.3 million of cost of hardware and other revenue in connection with this installation partner for the three months ended March 31, 2017, as compared to $0.4 million for the same period in the prior year. As of March 31, 2017 and December 31, 2016, the accounts payable balance to our installation partner was $0.1 million. In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2018. We recorded $6,300 of interest income related to this note receivable for the three months ended March 31, 2017, as compared to $6,000 for the same period in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K filed on March 16, 2017 with the Securities and Exchange Commission, or the SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Executive Overview and Highlights of First Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service providers who resell our services and pay us monthly fees. Our service providers sell, install and support Alarm.com solutions that enable home and business owners to intelligently secure, connect, control and automate their properties. Our service providers have indicated that they typically have three to five year service contracts with home or business owners, whom we call subscribers. We derive a portion of our revenue from licensing our intellectual property to service providers on a per customer basis. We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our newly-acquired Connect platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. SaaS and license revenue represented 68% of our revenue in the first quarter of 2017 and 2016.

We also generate revenue from the sale of hardware that enables our solutions, including cellular radio modules, video cameras, image sensors, thermostats and other peripherals. We have a rich history of innovation in cellular technology that enables our robust SaaS offering.Hardware and other revenue represented 32% of our revenue in the first quarter of 2017 and 2016. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

With less than 2% percent of our total revenues from customers located outside of North America in the first quarter of 2017, we believe there is significant opportunity to expand our international business. Our products are currently localized and available in 29 countries outside of the United States and Canada.

Highlights of our financial performance for the periods covered in this report include:

•	Revenue increased 26% from $59.0 million in the first quarter of 2016 to $74.2 million in the first quarter of 2017.

•	SaaS and license revenue increased 26% from $40.0 million in the first quarter of 2016 to $50.2 million in the first quarter of 2017.

•	Net income was $4.0 million in the first quarter of 2017 and $2.7 million in the first quarter of 2016.

•	Adjusted EBITDA, a non-GAAP measurement of operating performance, increased from $10.8 million in the first quarter of 2016 to $14.1 million in the first quarter of 2017.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the first quarters of 2017 and 2016.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies and include the following (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
SaaS and license revenue	$50,226	$40,012
Adjusted EBITDA	14,103	10,823

	Twelve Months Ended March 31,
	2017	2016
SaaS and license revenue renewal rate	93%	94%

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

Adjusted EBITDA

Adjusted EBITDA represents our net income before interest expense, other income, net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs incurred in connection with non-ordinary course litigation, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the first quarter of 2017 and 2016.

SaaS and License Revenue Renewal Rate

We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from our subscribers on one of our platforms who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage. Our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.

Components of Operating Results

Our fiscal year ends on December 31st. The key elements of our operating results include:

Revenue

We generate revenue primarily through the sale of our SaaS solutions over our cloud-based intelligently connected property platform through our service provider partner channel. We also generate revenue from the sale of hardware products that enable our solutions. We generate revenue from the sale of licenses and services to service providers for access to our newly-acquired Connect software platform.

SaaS and License Revenue. We generate the majority of our SaaS and license revenue primarily from monthly recurring fees charged to our service provider partners sold on a per subscriber basis for access to our cloud-based intelligently connected property platform and related solutions. Our fees per subscriber vary based upon the service plan and features utilized. We enter into contracts with our service provider partners that establish our pricing as well as other business terms and conditions. These contracts typically have an initial term of one year, with subsequent annual renewal terms. Our service provider partners typically enter into contracts with their end-user customers, which we refer to as our subscribers, for their engagement with our solutions. Our service provider partners have indicated that those contracts generally range from three to five years in length.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our newly-acquired Connect platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Connect platform solution typically include software and services, such as post-contract customer support, or PCS. Under terms in our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service and we recognize revenue over the period of combined service. Our service provider partners typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.
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

We define our subscribers as the number of residential or commercial properties to which we are delivering at least one of our solutions. A subscriber who subscribes to one of our service level packages as well as one or more of our a la carte add-ons is counted as one subscriber. The number of subscribers represents our number of subscribers, rounded to the nearest thousand, on the last day of the applicable year. Our number of subscribers does not include the customers of our service provider partners to whom we license our intellectual property as they do not utilize one of our platforms.

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to service provider partners on a per customer basis for use of our patents. In November 2013, we entered into a license agreement with Vivint Inc., or Vivint, who represented at least 10% but not more than 15% of our revenue in 2014, pursuant to which we granted Vivint a license to use the intellectual property associated with our intelligently connected property solutions. Vivint began generating customers and paying us license revenue in the second quarter of 2014. Pursuant to this arrangement, Vivint has transitioned from selling our SaaS solutions directly to its customers to selling its own home automation product to its new customers, and we receive less revenue from Vivint from license fees as compared to revenue received from its subscribers that continue to utilize our SaaS platform. Additionally, in certain markets, our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Hardware and Other Revenue. We generate hardware and other revenue from the sale of cellular radio modules that provide access to our cloud-based platform, from the sale of video cameras and from the sale of other devices, including image sensors and peripherals. We sell hardware to our service provider partners as well as distributors. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. We recognize hardware and other revenue when the hardware is delivered to our service provider partners or distributors, net of a reserve for estimated returns. Our terms for hardware sales typically allow service provider partners to return hardware up to one year past the date of original sale.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operating centers. We record the salaries and benefits of the department dedicated to providing service exclusively to a specific service provider for the Connect platform to cost of SaaS and license revenue. Our cost of hardware and other revenue primarily includes cost of raw materials and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development, and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 507 employees as of January 1, 2016 to 764 employees as of March 31, 2017, and we expect to continue to hire new employees to support future growth of our business.

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

The number of employees in sales and marketing functions grew from 188 as of January 1, 2016 to 245 as of March 31, 2017. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis and remain relatively flat as a percentage of our total revenue in the short term. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs, trade shows and training to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions.

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

The number of employees in general and administrative functions grew from 58 as of January 1, 2016 to 83 as of March 31, 2017. Excluding intellectual property litigation and acquisition related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property, as well as acquisition related costs associated with the Acquisition and the integration of the Connect and Piper business units.

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

The number of employees in research and development functions grew from 261 as of January 1, 2016 to 436 as of March 31, 2017. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platform and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platform to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rate differs from the statutory rate primarily due to the tax impact of state taxes, non-deductible meals and entertainment, the impact of research and development tax credits and the tax windfall benefits from employee stock-based payment transactions.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2017		2016
Revenue:
SaaS and license revenue	$50,226	68%	$40,012	68%
Hardware and other revenue	23,968	32	19,031	32
Total revenue	74,194	100	59,043	100
Cost of revenue(1):
Cost of SaaS and license revenue	8,092	11	6,781	11
Cost of hardware and other revenue	18,543	25	14,335	24
Total cost of revenue	26,635	36	21,116	36
Operating expenses(2):
Sales and marketing	10,314	14	8,976	15
General and administrative	15,375	21	13,129	22
Research and development	14,521	20	9,970	17
Amortization and depreciation	2,864	4	1,591	3
Total operating expenses	43,074	58	33,666	57
Operating income	4,485	6	4,261	7
Interest expense	(216)	—	(41)	—
Other income, net	237	—	111	—
Income before income taxes	4,506	6	4,331	7
Provision for income taxes	543	1	1,593	3
Net income	$3,963	5%	$2,738	5%
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense data:
Sales and marketing	$113	$141
General and administrative	569	227
Research and development	631	484
Total stock-based compensation expense	$1,313	$852

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2017	2016
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	16%	17%
Cost of hardware and other revenue as a percentage of hardware and other revenue	77%	75%
Total cost of revenue as a percentage of total revenue	36%	36%

Comparison of Three Months Ended March 31, 2017 to March 31, 2016

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented:

Revenue

	Three Months Ended March 31,		% Change
	2017	2016

Revenue:
SaaS and license revenue	$50,226	$40,012	26%
Hardware and other revenue	23,968	19,031	26%
Total revenue	$74,194	$59,043	26%

The $15.2 million increase in total revenue for the first quarter of 2017 compared to the first quarter of 2016 was the result of a $10.2 million, or 26%, increase in our SaaS and license revenue and a $4.9 million, or 26%, increase in our hardware and other revenue. The increase in our SaaS and license revenue for the first quarter of 2017 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2016. To a lesser extent, SaaS and license revenue increased for the first quarter of 2017 from service providers and their subscribers on our newly-acquired Connect software platform and from an increase in fees paid to us to use our intellectual property. Hardware and other revenue for the first quarter of 2017 compared to the first quarter of 2016 increased $3.9 million from an increase in the volume of video cameras sold and $1.7 million from increases in volume of other peripherals sold including the thermostat, image sensors and system enhancement module. These increases were partially offset by a $0.6 million decrease in the volume of cellular radio modules sold. Our Other segment contributed 2% of the increase in SaaS and license revenue and remained flat in hardware and other revenue for the first quarter of 2017 compared to the first quarter of 2016. The increases in SaaS and license revenue for our Other segment were from our energy management and demand response solutions and our remote access management solution. Hardware and other revenue for our Other segment was consistent on a comparative basis.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2017	2016

Cost of revenue(1):
Cost of SaaS and license revenue	$8,092	$6,781	19%
Cost of hardware and other revenue	18,543	14,335	29%
Total cost of revenue	$26,635	$21,116	26%
% of total revenue	36%	36%
_______________

(1)	Excludes amortization and depreciation.

The $5.5 million increase in cost of revenue for the first quarter of 2017 compared to the first quarter of 2016 was the result of a $1.3 million, or 19%, increase in cost of SaaS and license revenue and a $4.2 million, or 29%, increase in cost of hardware and other revenue. The increase in cost of SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in the costs to make our SaaS platform available to our service provider partners and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 16% and 17% for the first quarters of 2017 and 2016. This decrease in cost of sales for the first quarter of 2017 relative to our revenue growth was due to the achievement of economies of scale related to the growth in our subscriber base. The increase in cost of hardware and other revenue related primarily to our increase in hardware and other revenue. Cost of hardware and other revenue as a percentage of hardware and other revenue was 77% and 75% for the first quarters of 2017 and 2016. The increase in cost of hardware as a percentage of hardware and other revenue reflects our strategy of delivering price competitive hardware to our service provider partners.

Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2017	2016

Sales and marketing	$10,314	$8,976	15%
% of total revenue	14%	15%

The increase in sales and marketing expense of $1.3 million for the first quarter of 2017 compared to the first quarter of 2016 was due to an increase in headcount in 2017. Our headcount for our sales force, service provider partner support and marketing teams increased in the first quarter of 2017 to support our growth, for international expansion and from the addition of the Connect team. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.1 million for the first quarter of 2017. Marketing costs decreased by $0.1 million compared to the first quarter of 2016. Sales and marketing expense from our Other segment increased by $0.3 million in the first quarter of 2017 due to a increase in employee headcount and associated personnel and related costs to support our growth and the addition of the Piper team. The overall number of employees in our sales and marketing teams increased from 193 as of March 31, 2016 to 245 as of March 31, 2017. Sales and marketing expense as a percent of total revenue decreased 1% for the first quarters of 2017 and 2016.

General and Administrative Expense

	Three Months Ended March 31,		% Change
	2017	2016

General and administrative	$15,375	$13,129	17%
% of total revenue	21%	22%

The $2.2 million increase in general and administrative expense for the first quarter of 2017 compared to the first quarter of 2016 was primarily due to a $3.1 million increase in acquisition-related expenses related to the acquisition of the Connect and Piper business units from Icontrol which closed on March 8, 2017. This increase is partially offset by a $1.8 million decrease in legal expenses related to ongoing intellectual property litigation. In the first quarter of 2017, our personnel and related costs for our Alarm.com segment, including salary and benefits, increased by $1.7 million due to an increase in employee headcount and by $0.4 million due to an increase in rent, to support our operational growth as a public company and from the addition of the Connect and ObjectVideo Labs teams. These increases are partially offset by $0.5 million of decreases in legal, consulting and audit expenses from professional services related to our ongoing operations. Meeting and travel expenses decreased $0.8 million from the timing of our All Company corporate meeting which took place in the second quarter of 2017 as compared to the first quarter of 2016. General and administrative expense from our Other segment decreased by $0.1 million for the first quarter of 2017 compared to the first quarter of 2016 due to a $0.1 million decrease in rent and a $0.1 million decrease in reserve for bad debts. These decreases were partially offset by a $0.1 million increase in personnel and related costs from the addition of the Piper team to our Other segment in the first quarter of 2017. The overall number of employees in general and administrative functions increased from 59 as of March 31, 2016 to 83 as of March 31, 2017.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2017	2016

Research and development	$14,521	$9,970	46%
% of total revenue	20%	17%

The $4.6 million increase in research and development expense for the first quarter of 2017 compared to the first quarter of 2016 was primarily due to an increase in headcount of employees in research and development functions to continue to innovate and enhance our platform capabilities for both our residential and commercial subscribers. In addition, we continue to develop our suite of enterprise tools geared toward enabling our service provider partners to grow their business. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $3.6 million for the first quarter of 2017. The increase in employee headcount was to support the growth of our core business and due to the addition of Object Video Labs and Connect teams. In addition, expense for external consultants and information technology to support our research and development personnel increased by $1.1 million in the first quarter of 2017. Research and development expense from our Other segment decreased by $0.1 million for the first quarter of 2017 compared to the first quarter of 2016, primarily due to a reduction in personnel and related expense and expense for external consultants. During the first quarter of 2016, we diverted our resources from a subsidiary in our Other segment that focused on the retail do-it-yourself market. As a result, certain employees previously in research and development functions in our Other segment transitioned into similar positions for our Alarm.com segment. This decrease is partially offset by the addition of the Piper team in the first quarter of 2017. The overall number of employees in research and development functions increased from 267 as of March 31, 2016 to 436 as of March 31, 2017.

Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2017	2016

Amortization and depreciation	$2,864	$1,591	80%
% of total revenue	4%	3%

The $1.3 million increase in amortization and depreciation for the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the newly acquired customer relationship, developed technology and trade name intangibles from the Acquisition and the ObjectVideo Labs acquisition in the first quarter of 2017. The increase was also due to increased purchases of computer and network equipment to accommodate our growth in headcount and for the expansion of our network operations centers.

Interest Expense

	Three Months Ended March 31,		% Change
	2017	2016

Interest expense	$(216)	$(41)	427%
% of total revenue	—%	—%

Interest expense increased $0.2 million from the first quarter of 2016 to the first quarter of 2017 due to the additional $67.0 million drawn under the 2014 Facility to fund the Acquisition.

Other Income, Net

	Three Months Ended March 31,		% Change
	2017	2016

Other income, net	$237	$111	114%
% of total revenue	—%	—%

Included in other income, net was interest income earned on our cash balance and interest income earned on notes receivable and a gain from an equity method investment that is in the start-up phase of its operations.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2017	2016

Provision for income taxes	$543	$1,593	(66)%
% of total revenue	1%	3%

Our effective tax rate was 12.1% for the first quarter of 2017 compared to 36.8% for the first quarter of 2016. The decrease in the effective tax rate was primarily related to recognizing the tax windfall benefits from the exercise of employee stock options through the income statement provision for income taxes in the period incurred. We adopted the accounting provision that simplified the tax for employee stock-based payment transactions in the first quarter of 2017. Accordingly, previous tax windfall benefits were required to be recorded in accumulated paid-in-capital.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platform for the intelligently connected property solutions that contributed over 94% of our revenue for the first quarters of 2017 and 2016. Our Other segment is focused on researching and developing home and commercial automation and energy management products and services for sale in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

On March 8, 2017, we completed the Acquisition. Connect provides an interactive security and home automation software platform for service providers. Piper designs, produces and sells an all-in-one video and home automation hub. Piper currently operates both a retail do-it-yourself product business and a channel oriented business. On January 1, 2017, we completed the acquisition of ObjectVideo Labs from ObjectVideo. ObjectVideo was a pioneer in the fields of video analytics and computer vision with technology that extracted meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification. We anticipate that the ObjectVideo Labs engineering team's capabilities and expertise will accelerate our research and development of video services and video analytic applications. Connect's and ObjectVideo Labs' financial results from the closing of the respective acquisitions through March 31, 2017 are included in the Alarm.com segment. Piper's financial results from the closing of the acquisition through March 31, 2017 are included in the Other segment.

Our Alarm.com segment grew from 424 employees as of January 1, 2016 to 675 employees as of March 31, 2017. Our Other segment grew from 83 employees as of January 1, 2016 to 89 employees as of March 31, 2017. Inter-segment revenue includes sales of hardware between our segments. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended March 31,
	2017		2016
	Revenue	Operating expenses	Revenue	Operating expenses
Alarm.com	$70,512	$39,240	$56,010	$29,857
Other	4,452	3,834	3,847	3,809
Intersegment Alarm.com	(649)	—	(586)	—
Intersegment Other	(121)	—	(228)	—
Total	$74,194	$43,074	$59,043	$33,666

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. As a result of acquiring the Connect line of business from Icontrol during the first quarter of 2017, we updated the Revenue Recognition and Deferred Revenue critical accounting policy, see Note 2 to our condensed consolidated financial statements. During the three months ended March 31, 2017, there were no material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K filed on March 16, 2017 with the SEC.

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

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$63,150	$140,634
Accounts receivable, net	38,889	29,810
Working capital, excluding deferred revenue	81,200	153,070

Our cash and cash equivalents as of March 31, 2017 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of March 31, 2017, we had $63.2 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final nine months of fiscal year 2017, we expect our capital expenditure requirements to be approximately $8.0 million, including approximately $4.6 million anticipated to be incurred for leasehold improvements related to expansion of our corporate headquarters, of which $1.8 million will be funded by tenant improvement allowances. Our landlord has provided for a total of $9.7 million of tenant improvement allowance. As of March 31, 2017, we have used $7.9 million of this allowance. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our stockholders.

On March 8, 2017, we completed the Acquisition and the cash consideration was $148.5 million, after the estimated working capital adjustment. We used $81.5 million of cash on hand and drew $67.0 million under the 2014 Facility to fund the Acquisition.

Sources of Liquidity

To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. We have raised $123.5 million in net cash, primarily from our initial public offering, or IPO, and also the sale of our preferred stock and to a lesser extent, from the proceeds of sales of common stock and stock option exercises.

Our 2014 Facility is a revolving credit facility with SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes including acquisitions, and has a current borrowing capacity of $75.0 million. We used $67.0 million of borrowings to finance the Acquisition.

As of March 31, 2017, $73.7 million was outstanding under the 2014 Facility, no letters of credit were utilized and $1.3 million remained available for borrowing under the 2014 Facility. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions. The 2014 Facility is secured by substantially all of our assets, including our intellectual property. As of March 31, 2017, we were in compliance with all covenants under the 2014 Facility. The 2014 Facility is discussed in more detail below under “Debt Obligations.”

Historical Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities	$12,969	$7,286
Cash flows used in investing activities	(157,926)	(170)
Cash flows from financing activities	67,473	371

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the first quarter of 2017, cash flows from operating activities were $13.0 million, an increase of $5.7 million from the first quarter of 2016, as the result of a $3.8 million increase in cash from operating assets and liabilities and a $1.2 million increase in net income and a $0.7 million increase in non-cash items.

The $3.8 million increase in cash from operating assets and liabilities was due to the following:

•
Our accounts receivable balance, net of reserves, decreased by $2.2 million, net of $11.3 million in acquired accounts receivable, during the first quarter of 2017 and increased $2.2 million during the first quarter of 2016 resulting in a year-over-year increase in cash flows of $4.4 million. The increase in cash flows was primarily from the timing of service provider payments.

•
Our inventory balances decreased by $3.6 million, net of $0.3 million of acquired inventory, during the first quarter of 2017 from timing of in-transit inventory and from generally lower inventory on-hand. This decrease resulted in an increase in cash flows of $4.7 million year-over-year as the first quarter of 2016 cash flows from inventory decreased by $1.1 million.

•
Cash flows from other assets increased $0.5 million year-over-year from a decrease in the other assets balance of $0.7 million during the first quarter of 2017 compared to a decrease of $0.2 million in 2016. The $0.7 million decrease in the other assets balance was primarily from a decrease in tax receivables, net of $0.6 million of other assets acquired and $1.0 million paid to a service provider in the form of a note receivable in the first quarter of 2017, which are investing activities.

•
Our accounts payable, accrued expenses and other current liabilities including accrued compensation balances increased by $0.5 million, net of $1.3 million of acquired accrued expenses, during the first quarter of 2017 compared to an increase of $3.7 million, net of non-cash accrued expenses, during the first quarter of 2016 from the growth of our business and employee base. This increase was offset by the timing of payments, resulting in a year-over-year decrease in cash flows of $3.2 million.

•
Cash flows from the change in deferred revenue balances, net of $0.6 million of acquired deferred revenue, decreased by $0.5 million year-over-year primarily from the timing of revenue for activations.

•
Our other liabilities balance decreased by $1.1 million in the first quarter of 2017 primarily due to a $1.2 million liability that was reclassified to other current liabilities. This was partially offset by a $0.1 million increase in our deferred rent balance as we continue to add and develop additional office space in our new corporate headquarters in 2017, although on a much smaller scale than in 2016. These activities and the timing of rent payments drove the $2.1 million decrease in cash flows year-over-year.

The $0.7 million increase in adjustments for non-cash items was primarily due to an increase in amortization and depreciation for fixed assets, intangibles, tooling and patents partially offset by a decrease in cash from deferred income taxes. In the first quarter of 2017, we adopted the accounting guidance for simplification of employee stock-based payments and retrospectively presented the cash flows related to tax windfall benefits as operating activities. We recorded a $1.1 million tax windfall benefit in the first quarter of 2017 which reduced the provision for income taxes. The tax windfall benefit under previous guidance was recorded in additional paid-in capital. Other adjustments for non-cash items in the first quarter of 2017 included $2.9 million for amortization and depreciation and $1.3 million for stock-based compensation. Adjustments for non-cash items in the first quarter of 2016 included $1.6 million for amortization and depreciation and $0.9 million for stock-based compensation.

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

For the first quarter of 2017, our cash flows used in investing activities was $157.9 million as compared to $0.2 million for the first quarter of 2016. The Acquisition and the ObjectVideo Labs acquisition used cash of $154.3 million, net of cash acquired. In the first quarters of 2017 and 2016, capital expenditures were $2.6 million and $2.5 million. In 2017, we issued $1.0 million of note receivable to a service provider partner. In 2016, we received $2.4 million in proceeds from the repayment and termination of a note receivable held by a company with offerings complementary to ours.

Financing Activities

Cash generated by financing activities includes borrowings under our credit facility, and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan.

For the first quarter of 2017, cash flows from financing activities was $67.5 million compared to $0.4 million for the first quarter of 2016. We borrowed $67.0 million for the Acquisition in March 2017. We received $0.5 million in the first quarter of 2017 from the issuance of common stock as a result of employee stock option exercises and through sales of our common stock pursuant to our employee stock purchase plan.

Contractual Obligations

The following table presents aggregate information about our material contractual obligations and the periods in which those future payments were due as of March 31, 2017. Future events could cause actual payments to differ from these estimates. As of March 31, 2017, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt:
Principal payments	$—	$73,700	$—	$—	$73,700
Interest payments	2,282	1,388	—	—	3,670
Unused line fee payments	3	2	—	—	5
Operating lease commitments	5,453	8,822	9,373	20,240	43,888
Other current liabilities[1]	2,711	—	—	—	2,711
Other long-term liabilities	—	823	240	276	1,339
Total contractual obligations	$10,449	$84,735	$9,613	$20,516	$125,313
_______________

(1)	Represents the current portion of our liability to repurchase subsidiary unit awards for our professional residential property management and vacation rental management subsidiary.

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

Commitments for Long-Lead Time Parts

As of March 31, 2017, we assessed that our commitments for long-lead time parts related to our contract with a camera manufacturer were approximately $0.6 million. We would incur these charges only if we terminated our orders as they represent commitments made on our behalf by the manufacturer for fulfilling orders. We do not hold title to these parts and we will not be obligated to pay for invoices to our manufacturer until we receive the finished goods.

Letters of Credit

As of March 31, 2017, we had no outstanding letters of credit under our 2014 Facility.

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
Debt Obligations

We have a $75.0 million revolving credit facility with Silicon Valley Bank, as administrative agent, and a syndicate of lenders that matures in November 2018, or the 2014 Facility. We have the option to increase the borrowing capacity of the 2014 Facility to $125.0 million with the consent of the lenders. The 2014 Facility is secured by substantially all of our assets, including our intellectual property.

The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate, and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, at our option. For the three months ended March 31, 2017 and 2016, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio was less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the three months ended March 31, 2017 and 2016, the effective interest rate on the 2014 Facility was 3.13% and 2.46%.

On March 7 2017, we drew $67.0 million under the 2014 Facility to partially fund the Acquisition. The carrying value of the 2014 Facility was $73.7 million and $6.7 million as of March 31, 2017 and December 31, 2016.

The 2014 Facility includes a variable interest rate that approximates market rates and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value as of March 31, 2017. The 2014 Facility carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.00:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of March 31, 2017, we were in compliance with all financial and non-financial covenants and there were no events of default.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense and other income, net, provision for income taxes, amortization and depreciation, stock-based compensation expense, acquisition-related expense and legal costs incurred in connection with non-ordinary course litigation, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA:
Net income	$3,963	$2,738
Adjustments:
Less: Interest expense and other income, net	(21)	(70)
Provision for income taxes	543	1,593
Amortization and depreciation	2,864	1,591
Stock-based compensation expense	1,313	852
Acquisition-related expense	3,648	570
Litigation expense	1,793	3,549
Total adjustments	10,140	8,085
Adjusted EBITDA	$14,103	$10,823

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our credit facilities with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of March 31, 2017, an increase or decrease in the interest rate on our 2014 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $737,000, respectively. As of December 31, 2016, an increase or decrease in the interest rate on our 2014 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $67,000.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc. and SecureNet Technologies, LLC in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from Protect America and SecureNet. SecureNet and Protect America have not yet responded to the complaint or asserted counterclaims and defenses.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board (PTAB) of certain patents in suit. The PTAB has ruled on all but one of the pending applications for inter partes review, and we anticipate the Utah court action will recommence in June 2017 on the remaining patent claims not overturned by the PTAB. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com itself violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service provider partners under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On May 5, 2017, the court granted plaintiffs' motion for class certification. Discovery is underway, and the matter remains pending in the U.S. District Court for the Northern District of California. Based on the current schedule, we anticipate a trial will take place either at the end of 2017 or beginning of 2018.

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

On March 21, 2017, Taraneh Vessal filed a complaint against us and Monitronics International, Inc. in the United States District Court for the Northern District of Illinois, alleging violation of the TCPA and the Illinois Consumer Fraud and Deceptive Business Practices Act. Our response to the complaint is due on May 12, 2017.

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

In September, 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet Technologies LLC, or SecureNet, infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March, 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September, 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review of the patents-in-suit before the PTAB. Proceedings as to one of the patents in suit has been instituted. The PTAB has rejected the remaining applications for inter partes review, and Securenet has appealed the rejection as to one of the patents in suit.

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

We used $81.5 million of cash on hand and drew $67.0 million under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, or the 2014 Facility, to fund the payment of the Acquisition consideration and to pay related fees and expenses. As of March 31, 2017, we had an outstanding balance of $73.7 million under our 2014 Facility.

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

Should they occur, any of these developments could have an adverse effect on our business, cash flows, financial condition or results of operations.

We have incurred and expect to continue to incur substantial transaction fees and costs in connection with the Acquisition.

We have incurred approximately $14.8 million to date and expect to continue to incur significant non-recurring expenses in connection with the Acquisition, including legal, accounting, financial advisory and other expenses. We also may incur significant expenses in connection with the integration of the Connect and Piper business units, including integrating technology, personnel, information technology systems and accounting systems and implementing consistent standards, policies, and procedures. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses, if any, will offset the transaction and integration costs in the near term, or at all.

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

Concurrently with the Acquisition, Comcast Cable Communications, LLC, a subsidiary of Comcast Corporation, or Comcast, acquired Icontrol. The concurrent transaction structure may result in additional risks during the integration process as some of the transition services we will receive and be providing will be received from or delivered to Comcast, which will also be in the process of integrating its acquisition of Icontrol. If we are unable to adequately address these risks, it could negatively impact our business, financial condition, cash flows and results of operations.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance relating to the anticipated results of operations of an acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures and operations of the acquired business. Accordingly, any guidance with respect to our projected post-Acquisition financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

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

Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2017 and 2016.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and substantially expanded our operations in a short period of time. Our revenue increased from $65.1 million in 2011 to $261.1 million in 2016 and increased from $46.0 million in the first quarter of 2015 to $74.2 million in the first quarter of 2017. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 253 as of January 1, 2014 to 764 as of March 31, 2017. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our current primary competitors include providers of other technology platforms for the connected property with interactive security, including Honeywell International Inc., Telular Corporation, SecureNet Technologies, LLC and United Technologies Corporation, which sell solutions to service providers, cable operators, technology retailers and other home and business automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with managed service providers, such as cable television, telephone and broadband companies like Comcast, AT&T Inc. and Time Warner Cable Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. which offers a smart thermostat, a smart smoke detector and video cameras. Samsung's SmartThings offers a home automation and awareness hub. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Lowes, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

Substantially all of our revenue is generated through the sales of our platform and solutions by our service provider partners, who incorporate our solutions in certain of the products and packages they sell to their customers, and our service provider partners are responsible for subscriber acquisition, as well as providing customer service and technical support for our platform and solutions to the subscribers. We provide our service provider partners with specific training and programs to assist them in selling and providing support for our platform and solutions, but we cannot assure that these steps will be effective. In addition, we rely on our service provider partners to sell our platform and solutions into new markets in the intelligent and connected property space. If our service provider partners are unsuccessful in marketing, selling and supporting our platform and solutions, our operating results could be adversely affected.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platform and solutions through an all-channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These contracts, including for example, the contract we entered into with Monitronics International, Inc., one of our service provider partners, typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 6,000 service provider partners to sell, install and support our platform and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2016, 2015 and 2014, our 10 largest revenue service provider partners accounted for 59.9%, 63.4% and 64.7% of our revenue. Vivint represented greater than 10% but not more than 15% of our revenue in 2014. Monitronics International, Inc. represented greater than 10% but not more than 15% of our revenue in 2016 and greater than 15% but not more than 20% of our revenue in 2015 and 2014. United Technologies Corporation represented greater than 10% but not more than 15% of our revenue in 2014.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platform and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 28.2% of our hardware and other revenue in the first quarter of 2017. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platform and solutions to service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

As of March 31, 2017, we had $168.8 million of goodwill and identifiable intangible assets, and we expect that our recent acquisitions will increase the goodwill and identifiable intangible assets on our consolidated balance sheet. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We are involved and have been involved in the past in legal proceedings from time to time. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. On December 30, 2015, a class action lawsuit was filed against us, alleging violations of the Telephone Consumer Protection Act, or TCPA. Upon the closing of the Acquisition, we assumed two currently pending patent related litigation matters brought by Icontrol. In addition, on April 25, 2017, we filed a patent infringement lawsuit against Protect America, Inc. and SecureNet Technologies, LLC. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on each of these matters. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risks related to these suits, and we may be unable to accurately assess our level of exposure. As a result of these proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly. For example, we have initiated and been involved with intellectual property litigation as a result of which we have entered into cross-license agreements relating to our and third-party intellectual property.

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

We anticipate that our efforts to expand internationally will entail the marketing and advertising of our platform, solutions and brand. Revenue in countries outside of North America accounted for less than 2% and less than 1% of our revenue for the first quarter of 2017 and 2016. We also do not have substantial experience in selling our platform and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platform and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

Our financial results may be adversely affected by changes in accounting principles applicable to us.

GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under GAAP. We will be required to implement this guidance in the first quarter of 2018. We have not yet determined the effect of the standard on our ongoing financial reporting. Implementation of this new standard could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Our accounting is becoming more complex, and relies upon estimates or judgments relating to our critical accounting policies. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex. For example, as a result of our acquisition of the Connect business unit of Icontrol, we now recognize revenue relating to the delivery of software relating to the Connect platform under different revenue recognition standards than those that apply to delivery of our services under the Alarm.com platform. Ongoing evolution of our business, and any future acquisitions, will compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, business combinations, and income taxes.

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

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. For example, on April 25, 2017, we filed a lawsuit against Protect America, Inc. and SecureNet Technologies, LLC alleging that the technology used in products and systems sold by Protect America and SecureNet directly and indirectly infringes on patents owned by Alarm.com. We are seeking monetary damages, injunctive relief, and other relief, including attorneys’ fees. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on this matter. Any such action could result in significant costs and diversion of our resources and management's attention, and we cannot assure you that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $34.43 through March 31, 2017. Factors that may affect the market price of our common stock include:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we qualify as an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and non-binding stockholder approval of any golden parachute payments not previously approved. As we have elected to take advantage of the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. As we intend to provide reduced disclosures in our periodic reports and proxy statements regarding executive compensation while we are an emerging growth company, investors will have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” for up to five years or such earlier time that we no longer qualify as an emerging growth company. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our IPO.

We are obligated to develop and maintain a system of effective internal controls over financial reporting. These internal controls may be determined to be not effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We have been and are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective and would be required to disclose any material weaknesses identified in Management’s Report on Internal Control over Financial Reporting. While we have established certain procedures and control over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future.

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

If we are unable to conclude that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion that our internal controls over financial reporting are effective when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and NASDAQ. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As of March 31, 2017, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

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

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1(3)	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017
10.2(4)	Alarm.com Holdings, Inc. 2017 Executive Bonus Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

(3) Previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37461), filed with the Securities and Exchange Commission on March 16, 2017, and incorporated herein by reference.

(4) Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on February 28, 2017, and incorporated herein by reference.

* Filed herewith.

** This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALARM.COM HOLDINGS, INC.

Date:	May 9, 2017	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1(3)	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017
10.2(4)	Alarm.com Holdings, Inc. 2017 Executive Bonus Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

(3) Previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37461), filed with the Securities and Exchange Commission on March 16, 2017, and incorporated herein by reference.

(4) Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on February 28, 2017, and incorporated herein by reference.

* Filed herewith.

** This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.