Form 10-Q
period 2017-06-30
Alarm.com Holdings, Inc.
filed 2017-08-09
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 1, 2017, there were 46,708,166 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
SaaS and license revenue	$58,928	$42,010	$109,154	$82,022
Hardware and other revenue	27,060	22,413	51,028	41,444
Total revenue	85,988	64,423	160,182	123,466
Cost of revenue(1):
Cost of SaaS and license revenue	8,500	7,211	16,592	13,992
Cost of hardware and other revenue	21,335	17,972	39,878	32,307
Total cost of revenue	29,835	25,183	56,470	46,299
Operating expenses:
Sales and marketing	11,899	9,851	22,213	18,827
General and administrative	13,450	14,191	28,825	27,320
Research and development	20,062	10,777	34,583	20,747
Amortization and depreciation	4,846	1,613	7,710	3,204
Total operating expenses	50,257	36,432	93,331	70,098
Operating income	5,896	2,808	10,381	7,069
Interest expense	(674)	(47)	(890)	(88)
Other income, net	137	88	374	199
Income before income taxes	5,359	2,849	9,865	7,180
(Benefit from) / provision for income taxes	(4,506)	976	(3,963)	2,569
Net income	9,865	1,873	13,828	4,611
Income allocated to participating securities	(5)	(2)	(8)	(7)
Net income attributable to common stockholders	$9,860	$1,871	$13,820	$4,604

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.21	$0.04	$0.30	$0.10
Diluted	$0.20	$0.04	$0.28	$0.10
Weighted average common shares outstanding:
Basic	46,442,327	45,602,061	46,334,499	45,564,059
Diluted	49,000,553	47,523,187	48,906,812	47,405,511
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$68,916	$140,634
Accounts receivable, net	41,986	29,810
Inventory	10,263	10,543
Other current assets	16,031	9,197
Total current assets	137,196	190,184
Property and equipment, net	22,610	20,180
Intangible assets, net	101,144	4,568
Goodwill	64,092	24,723
Deferred tax assets	23,746	16,752
Other assets	7,453	4,838
Total Assets	$356,241	$261,245
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$36,465	$28,300
Accrued compensation	8,873	8,814
Deferred revenue	2,885	2,585
Total current liabilities	48,223	39,699
Deferred revenue	9,816	10,040
Long-term debt	72,700	6,700
Other liabilities	14,216	13,557
Total Liabilities	144,955	69,996
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 46,707,046 and 46,172,318 shares issued; and 46,684,647 and 46,142,483 shares outstanding as of June 30, 2017 and December 31, 2016.	467	461
Additional paid-in capital	314,919	308,697
Accumulated deficit	(104,100)	(117,909)
Total Stockholders’ Equity	211,286	191,249
Total Liabilities and Stockholders’ Equity	$356,241	$261,245

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2017	2016
Net income	$13,828	$4,611
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	20	261
Reserve for product returns	1,144	1,008
Amortization for patents and tooling	574	364
Amortization and depreciation	7,710	3,204
Amortization of debt issuance costs	47	54
Deferred income taxes	(2,833)	(539)
Change in fair value of contingent liability	—	(190)
Undistributed losses from equity investee	120	45
Stock-based compensation	3,228	1,794
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(1,998)	(7,422)
Inventory	579	(2,978)
Other assets	(5,425)	(1,510)
Accounts payable, accrued expenses and other current liabilities	7,602	7,268
Deferred revenue	(495)	393
Other liabilities	635	1,577
Cash flows from operating activities	24,736	7,940
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(154,289)	—
Additions to property and equipment	(5,714)	(4,564)
Investment in cost method investee	—	(139)
Issuances of notes receivable	(4,000)	(73)
Repayments of notes receivable	—	2,441
Cash flows used in investing activities	(164,003)	(2,335)
Cash flows from financing activities:
Proceeds from credit facility	67,000	—
Repayments of credit facility	(1,000)	—
Payments of long-term consideration for business acquisitions	—	(217)
Repurchases of common stock	(2)	(9)
Issuances of common stock from equity-based plans	1,551	427
Cash flows from financing activities	67,549	201
Net (decrease) / increase in cash and cash equivalents	(71,718)	5,806
Cash and cash equivalents at beginning of the period	140,634	128,358
Cash and cash equivalents at end of the period	$68,916	$134,164

Supplemental disclosure of noncash investing and financing activities:	2017	2016(1)
Cash not yet paid for business acquisitions	$—	$200
Assumed options from business acquisition	$1,375	$—
Contingent liability from business acquisition	$—	$40
Cash not yet paid for capital expenditures	$611	$345

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statement of Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	—	$—	46,142	$461	$308,697	$(117,909)	$191,249
Adoption of accounting standard on employee share-based payments	—	—	—	—	31	(19)	12
Common stock issued in connection with equity-based plans	—	—	534	5	1,546	—	1,551
Vesting of common stock subject to repurchase	—	—	9	1	42	—	43
Stock-based compensation	—	—	—	—	3,228	—	3,228
Stock options assumed from acquisition	—	—	—	—	1,375	—	1,375
Net income	—	—	—	—	—	13,828	13,828
Balance as of June 30, 2017	—	$—	46,685	$467	$314,919	$(104,100)	$211,286

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2017 and 2016
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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016 appearing in our Annual Report on Form 10-K filed with the SEC on March 16, 2017, or the 2016 Annual Report. The condensed consolidated balance sheet as of December 31, 2016 was derived from our audited financial statements, but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Estimates are used when accounting for revenue recognition, allowances for doubtful accounts receivable, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, stock-based compensation, income taxes, legal reserves, contingent consideration and goodwill and intangible assets.

Significant Accounting Policies

We updated the following significant accounting policies as a result of acquiring the Connect line of business from Icontrol Networks, Inc., or Icontrol, during the first quarter of 2017: (i) internal-use software, (ii) external software, (iii) revenue recognition and deferred revenue and (iv) cost of revenue. We generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our newly-acquired Connect software platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Except for as disclosed herein, there have been no other material changes to our significant accounting policies during the quarter ended June 30, 2017 from those disclosed in our Annual Report on Form 10-K filed on March 16, 2017 with the SEC.

Internal-Use Software

We capitalize the costs directly related to the design of internal-use software for development of our Alarm.com and other SaaS platforms during the application development stage of the projects. The costs are primarily comprised of salaries, benefits

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

and stock-based compensation expense of the project engineers and product development teams. Our internally developed software is reported at cost less accumulated depreciation. Depreciation begins once the project is ready for its intended use, which is usually when the code goes into production in weekly software builds on our platform. We depreciate the asset on a straight-line basis over a period of three years, which is the estimated useful life. We utilize continuous agile development methods to update our software for our SaaS multi-tenant platform on a weekly basis, which primarily consists of bug-fixes and user interface changes. We evaluate whether a project should be capitalized and do so if it adds significant functionality to our platform. Maintenance activities or minor upgrades are expensed in the period performed.

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model (a beta version). After technological feasibility is established, the salaries, benefits and stock-based compensation expense of the project engineers and product development teams performing coding and testing are capitalized. Cost capitalization ceases when the product is available for general release. The Connect software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development results in a short duration between completion of the detailed program design and beta release. Accordingly, as of June 30, 2017, we do not have any capitalized external software due to the shorter development cycle associated with agile development.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

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

Hardware and Other Revenue

We generate hardware and other revenue from the sale of cellular radio modules that provide access to our cloud-based platform, from the sale of video cameras and from the sale of other devices, including image sensors and peripherals. We recognize hardware and other revenue when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service provider partners or distributors, and are not contingent on resale to end-users, or to service provider partners in the case of sales of hardware to distributors. Our terms for hardware sales sold directly to either service provider partners or distributors typically allow for the return of hardware up to one year past the date of sale. Our distributors sell directly to our service provider partners under terms between the two parties. We record a reserve against revenue for hardware returns based on historical returns, which was between 2.0% to 4.5% of hardware and other revenue for the three and six months ended June 30, 2017. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platform, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platform, such as support tools and applications, to assist in the installation of our solutions in a subscriber’s property. This installation marks the beginning of the service period on our platform and on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platform. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $10.9 million and $11.2 million as of June 30, 2017 and December 31, 2016, which combines current and long-term balances.

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

•
Tax windfall benefits from stock-based awards after adoption will be reported in cash flows from operating activities in the statement of cash flows. For comparability, we elected to retrospectively apply this guidance which resulted in a reclassification of $0.5 million from tax windfall benefit from stock options (a financing activity) to deferred income taxes (an operating activity) for the six months ended June 30, 2016.

•
We elected to record forfeitures as they occur in our calculation of stock-based compensation expense. In prior periods, we estimated forfeitures for the calculation of stock-based compensation expense. We adopted this change using the modified retrospective method, which resulted in an increase of less than $0.1 million to accumulated deficit, additional paid-in capital and deferred tax assets as of January 1, 2017.

•
Cash flows from tax windfall benefits from stock-based awards will no longer factor into the calculation of the number of shares for diluted earnings per share. This change was applied prospectively and did not have a material impact on diluted earnings per share for the three and six months ended June 30, 2017.

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

On January 26, 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment," which removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment amount will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests performed after January 1, 2017. We adopted this guidance prospectively in the first quarter of 2017. Our goodwill impairment test is performed annually as of October 1st, therefore the adoption had no impact to our financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

Not Yet Adopted

Revenue from Contracts with Customers (Topic 606):

We are required to adopt ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and its updates and amendments in the first quarter of 2018. We have developed a project plan for adoption focused first on the largest volume of contracts, our standard service provider partner agreement, in an effort to determine the impact of adoption on our revenue recognition policies, processes and systems. During the second quarter of 2017, we continued our evaluation of this standard service provider partner agreement. In addition, we continue to evaluate the non-standard service provider partner agreements with our 15 largest revenue service provider partners, including distributors of our hardware and licensees of our intellectual property. These service provider partners accounted for over 61% of our revenue for the six months ended June 30, 2017. Based on the quantitative impact of adopting this standard, we will select either a full retrospective or a modified retrospective adoption method. During the second quarter of 2017, we began evaluating the impact of Topic 606 on our commission agreements. The next stages of our adoption plan will focus on assessing the impact of adopting this standard on our subsidiaries' service provider partner agreements. The new standard requires significantly more disclosures and we anticipate putting processes in place and designing internal controls over these processes to collect the data required for these additional disclosures. A summary of these standards and requirements are as follows:

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

Other accounting standards:

On May 10, 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements. The update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2017-09 no later than the first quarter of 2018 and we do not anticipate the adoption will have a material impact on our financial statements.

On January 5, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which provides guidance to assist entities in evaluating when a set of transferred assets and activities is a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

contribute to the ability to create outputs. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2017-01 no later than the first quarter of 2018.

On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2016-02 no later than the first quarter of 2019, and we are currently assessing the impact of this pronouncement on our financial statements. We have begun to evaluate our existing leases which all have been classified as operating leases under Topic 840. We anticipate using some of the available practical expedients upon adoption. We have not yet determined the amount of operating and financing lease liabilities and corresponding right-of-use assets we will record on our balance sheet, however, we anticipate that our assets and liabilities will increase materially when our leases are recorded under the new standard.

Note 3. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable	$45,378	$33,406
Allowance for doubtful accounts	(1,148)	(1,282)
Allowance for product returns	(2,244)	(2,314)
Accounts receivable, net	$41,986	$29,810

For the three months ended June 30, 2017, we recorded a reduction to provision for doubtful accounts of $0.1 million. For the six months ended June 30, 2017, we recorded a provision for doubtful accounts of less than $0.1 million. For the three and six months ended June 30, 2016, we recorded a provision for doubtful accounts of $0.1 million and $0.3 million.

For the three and six months ended June 30, 2017, we recorded a $0.6 million and $1.1 million reserve for product returns in our hardware and other revenue, as compared to $0.5 million and $1.0 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 4. Inventory

The components of inventory are as follows (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$6,522	$4,313
Finished goods	3,741	6,230
Total inventory	$10,263	$10,543

Note 5. Acquisitions

Connect and Piper Business Units from Icontrol Networks

On March 8, 2017, in accordance with the asset purchase agreement we entered into with Icontrol Networks, Inc., or Icontrol, on June 23, 2016, we acquired certain assets and assumed certain liabilities of the Connect line of business and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper line of business, or the Acquisition. Connect provides an interactive security and home automation platform for service providers. Piper, designs, produces and sells an all-in-one video and home automation hub. We expect the addition of new technology infrastructure, talent, key relationships and hardware devices to help accelerate our development of intelligent, data-driven smart home and business services.

The cash consideration was $148.5 million, after the estimated working capital adjustment, of which $14.5 million was deposited in escrow in accordance with the asset purchase agreement for indemnifications obligations of Icontrol stockholders and the final determination of closing working capital. We used $81.5 million of cash on hand and drew $67.0 million under our

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

senior line of credit with Silicon Valley Bank and a syndicate of lenders to fund the Acquisition.

The Acquisition also included non-cash consideration. In accordance with the terms of the asset purchase agreement, we were obligated to assume the Icontrol Networks, Inc. 2013 Equity Incentive Plan and Icontrol Networks, Inc. 2003 Stock Plan, or collectively the Icontrol Plans, and converted the 2,001,387 unvested employee stock options into 70,406 Alarm.com stock options using a conversion ratio stated in the agreement to convert the original exercise price and number of options. The fair value of the unvested stock options on the acquisition date was $1.7 million calculated using a Black-Scholes model with a volatility and risk-free interest rate over the expected term of the options and the closing price of the Alarm.com common stock on the date of acquisition. We applied our graded vesting accounting policy to the fair value of these assumed options and determined $1.4 million of the fair value was attributable to pre-combination services and was included as a component of total purchase consideration. The remaining $0.3 million of the fair value was determined to be attributable to post-combination services and will be recognized over the remaining service periods of the stock options.

The table below sets forth the purchase consideration and the preliminary allocation to estimated fair value of the tangible and intangible net assets acquired (in thousands):

March 8, 2017
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$148,500
Assumed stock options	1,375
Total consideration	$149,875
Estimated Tangible and Intangible Net Assets:
Cash	$211
Accounts receivable	11,342
Current assets	823
Long-term assets	4,446
Customer relationships	93,260
Developed technology	4,770
Trade name	170
Current liabilities	(1,577)
Long-term liabilities	(281)
Goodwill	36,711
Total estimated tangible and intangible net assets	$149,875

Goodwill of $36.7 million reflects the value of acquired workforce and synergies we expect to achieve from integrating support for Connect's security service providers and for the Connect platform. The goodwill will be deductible for tax purposes. We allocated goodwill to reporting units based on expected benefit from our synergies, and have preliminarily allocated the goodwill to the Alarm.com segment.

The purchase price allocation including the identification of tangible and intangible assets acquired and liabilities assumed, and the determination of the fair value of those assets acquired and liabilities assumed, as well as the assignment of goodwill to reporting units was not finalized as of the filing date of this Quarterly Report.

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, the business units acquired in the Acquisition constituted a business and the assets and liabilities were recorded at their respective fair values as of March 8, 2017. We developed our estimate of the fair value of intangible net assets using a multi-period excess earnings method for customer relationships, the relief from royalty method for the developed technology and the relief-from-royalty method for the trade name.

Customer Relationships

We recorded the customer relationships intangible separately from goodwill based on determination of the length, strength and contractual nature of the relationship that Connect shared with its customers. We valued two groups of customer relationships using the multi-period excess earnings method, an income approach. We used several assumptions in the income approach, including attrition and renewal rate, margin and discount rate. We are amortizing the first customer relationship,

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

valued at $92.5 million, on an attribution basis derived from the discounted cash flows of the model over an estimated useful life of twelve years and the second group of customer relationships, valued at $0.8 million, on the same basis, over an estimated useful life of four years.

Developed Technology

Developed technology primarily consists of intellectual property of proprietary software that is marketed for sale. The Connect platform is software for interactive security, automation and related solutions that was typically deployed and operated by the service provider in its own network operations center. We valued the developed technology by applying the relief from royalty method, an income approach. We used several assumptions in the relief from royalty method, which included royalty rate and discount rate. We are amortizing the Connect developed technology, valued at $4.4 million, on an attribution method based on the discounted cash flows of the model over an estimated useful life of three years. Other developed technologies, valued at $0.3 million, were also acquired.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

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

This pro forma financial information includes our historical financial statements and those of our business combinations with the following adjustments: (i) we adjusted the pro form amounts for income taxes, (ii) we applied interest expense as if the additional borrowing for the acquisitions were as of January 1, 2016, (iii) we adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2016 and (iv) we adjusted for transaction fees incurred and reclassified them to January 1, 2016.

The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis, as follows (in thousands):

	Pro Forma Six Months Ended June 30,
	2017	2016
	(unaudited)
Revenue	$171,252	$152,787
Net income / (loss)	21,445	(7,243)
Net income / (loss) per diluted share	$0.44	$(0.15)

Business Combinations in Operations

The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations in the year of acquisition as reported within the consolidated financial statements for the six months ended June 30, 2017 (in thousands):

Six Months Ended June 30, 2017
Revenue	$12,252
Net loss	(3,522)

For the Acquisition, we included the results of Connect's operations since its acquisition date in the Alarm.com segment and the results of Piper's operations since its acquisition date in the Other segment. We included the results of ObjectVideo Labs operations since its acquisition date in the Alarm.com segment.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

Note 6. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2017	$24,723	$—	$24,723
Goodwill acquired	39,369	—	39,369
Balance as of June 30, 2017	$64,092	$—	$64,092

On January 1, 2017, we acquired ObjectVideo Labs and preliminarily recorded $2.7 million of goodwill in the Alarm.com segment. On March 8, 2017, in connection with the Acquisition, we preliminarily recorded $36.7 million of goodwill in the Alarm.com segment. There were no impairments of goodwill during the three and six months ended June 30, 2017 and 2016.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2017	$3,363	$1,048	$157	$4,568
Intangible assets acquired	93,260	8,169	170	101,599
Amortization	(3,251)	(1,729)	(43)	(5,023)
Balance as of June 30, 2017	$93,372	$7,488	$284	$101,144

We recorded $3.5 million and $5.0 million of amortization related to our intangible assets for the three and six months ended June 30, 2017, respectively, as compared to $0.4 million and $0.9 million for the same periods in the prior year. There were no impairments of long-lived assets during the three and six months ended June 30, 2017 and 2016.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(10,554)	$93,372	11.3
Developed technology	13,559	(6,071)	7,488	2.5
Trade name	1,084	(800)	284	3.7
Other	234	(234)	—	0.0
Total intangible assets	$118,803	$(17,659)	$101,144

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$10,666	$(7,303)	$3,363	3.8
Developed technology	5,390	(4,342)	1,048	4.1
Trade name	914	(757)	157	4.3
Other	234	(234)	—	0.0
Total intangible assets	$17,204	$(12,636)	$4,568

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ending December 31,	Amortization
Remainder of 2017	$7,059
2018	15,019
2019	13,644
2020	12,217
2021 and thereafter	53,205
Total future amortization expense	$101,144

Note 7. Investments in Other Entities

Cost Method Investment in Connected Home Service Provider Partner

We own 20,000 Series A Convertible Preferred Membership Units and 2,667 Series B Convertible Preferred Membership Units of a Brazilian connected home solutions provider, which represents an interest of 12.4% on a fully diluted basis, and was purchased for $0.4 million. On April 15, 2015, we purchased 2,333 Series B-1 Convertible Preferred Membership Units at $23.31 per unit, for a purchase price of $0.1 million, which increased our aggregate equity interest to 12.6% on a fully diluted basis. On April 20, 2016, we purchased an additional 6,904 Series B-1 Convertible Preferred Membership Units at $20.19 per unit, for a purchase prices of $0.1 million, which increased our aggregate equity interest to 14.3% on a fully diluted basis. The entity resells our products and services to residential and commercial customers in Brazil. Based upon the level of equity investment at risk, the connected home service provider partner is a VIE. We do not control the marketing, sales, installation, or customer maintenance functions of the entity and therefore do not direct the activities of the entity that most significantly impact its economic performance. We have determined that we are not the primary beneficiary of the entity and do not consolidate its financial results into ours. We account for this investment using the cost method. As of June 30, 2017 and December 31, 2016, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The investment is included in other assets in our condensed consolidated balance sheets and was $0.6 million as of June 30, 2017 and December 31, 2016.

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

In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0% per annum. Interest is payable monthly with the entire principal balance plus any accrued but unpaid interest due on the note's maturity date. The note was amended in September 2016 to extend its maturity date to September 2018. This event did not cause us to reconsider our conclusion that the installation partner has sufficient equity investment at risk and therefore was not a VIE. We have continued to account for the investment under the equity method. In the fourth quarter of 2015, accumulated operating losses of our installation partner exceeded its equity contributions, and we recorded 100% of its net losses, or $0.2 million, against our note receivable. In the second quarter of 2017, accumulated operating losses of our installation partner exceeded its equity contributions again, and we recorded 100% of its net losses, or $0.1 million, against the balance of the note receivable of $0.1 million. As of June 30, 2017 and December 31, 2016, the note receivable balance was zero and $0.1 million and was included in other assets.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

We recorded our share of the installation partner's earnings and losses in other income, net in our condensed consolidated statements of operations. We recorded losses of $0.1 million for the three and six months ended June 30, 2017, as compared to losses of less than $0.1 million for the same periods in the prior year. Our $1.2 million investment, net of equity losses, was included in other assets in our condensed consolidated balance sheets and was zero as of June 30, 2017 and less than $0.1 million as of December 31, 2016.

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

Based upon the level of equity investment at risk, the platform partner is a VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We account for this investment under the cost method. As of June 30, 2017 and December 31, 2016, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. As of June 30, 2017 and December 31, 2016, our $1.0 million cost method investment in the platform partner was recorded in other assets in our condensed consolidated balance sheets.

Note 8. Other Assets

Patent Licenses

From time to time, we enter into agreements to license patents. The carrying value, net of amortization, was $2.8 million and $3.2 million as of June 30, 2017 and December 31, 2016 and was included in other assets. We have $4.9 million of historical cost in patent licenses related to such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from three to eleven years. Amortization expense on patent licenses was $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively, as compared to $0.1 million and $0.3 million for the same periods in the prior year and was included in cost of SaaS and license revenue in our condensed consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

Loan to a Distribution Partner

In September 2016, we entered into dealer and loan agreements with a distribution partner. The dealer agreement enables the distribution partner to resell our SaaS services and hardware to their subscribers. Under the loan agreements, we agreed to loan the distribution partner up to $4.0 million, collateralized by all assets owned by the distribution partner. The advance period for the loan begins each year in October and ends during the following January. Interest on the outstanding principal accrues at a rate per annum equal to the greater of 6% or the LIBOR rate plus 4%, as determined on the first date of each annual advance period. The repayment of principal and accrued interest is due in three installments beginning in July and ending in August following the advance period. The term date of the loan is August 31, 2019, however, the borrower has the option to extend the term of the loan for two successive terms of one year each.

The loan receivable balance, which is recorded in other current assets, was $3.0 million as of December 31, 2016 and increased to $4.0 million as of June 30, 2017 as the borrower drew an additional $1.0 million during the first quarter of 2017. Interest accrues on the loan receivable at 6% per annum as calculated at the beginning of the advance period.

Subsequent to June 30, 2017, our distribution partner repaid $2.8 million of principal and interest related to this loan receivable in accordance with the provisions of the loan.

In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues at a rate of 8.5% per annum and requires monthly interest payments. The $3.0 million loan receivable balance was included in other assets as of June 30, 2017.

Note 9. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2017
Fair Value Measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$49,642	$—	$—	$49,642
Total	$49,642	$—	$—	$49,642
Liabilities:
Subsidiary unit awards	$—	$—	$2,912	$2,912
Contingent consideration liability from acquisition	—	—	—	—
Total	$—	$—	$2,912	$2,912

	Fair Value Measurements on a Recurring Basis as of December 31, 2016
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$135,204	$—	$—	$135,204
Total	$135,204	$—	$—	$135,204
Liabilities:
Subsidiary unit awards	$—	$—	$2,768	$2,768
Contingent consideration liability from acquisition	—	—	—	—
Total	$—	$—	$2,768	$2,768

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

The following table summarizes the change in fair value of the Level 3 liabilities for subsidiary unit awards and contingent consideration liability from acquisition (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Subsidiary unit awards	Contingent consideration liability from acquisition	Subsidiary unit awards	Contingent consideration liability from acquisition
Beginning of period balance	$2,978	$—	$550	$170
Total (gains) losses included in earnings	(66)	—	175	(130)
Ending of period balance	$2,912	$—	$725	$40

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Subsidiary unit awards	Contingent consideration liability from acquisition	Subsidiary unit awards	Contingent consideration liability from acquisition
Beginning of period balance	$2,768	$—	$532	$230
Total (gains) losses included in earnings	144	—	193	(190)
Ending of period balance	$2,912	$—	$725	$40

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

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2017 and 2016. We also monitor the value of the investments for other than temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and six months ended June 30, 2017 and 2016.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

Note 10. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable	$23,643	$18,289
Accrued expenses	5,498	5,298
Subsidiary unit awards	2,596	2,506
Other current liabilities	4,728	2,207
Accounts payable, accrued expenses and other current liabilities	$36,465	$28,300

The components of other liabilities are as follows (in thousands):

	June 30, 2017	December 31, 2016
Deferred rent	$12,577	$11,056
Other liabilities	1,639	2,501
Other liabilities	$14,216	$13,557

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

The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate, and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, at our option. For the six months ended June 30, 2017 and 2016, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio was less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the six months ended June 30, 2017 and 2016, the effective interest rate on the 2014 Facility was 3.34% and 2.64%.

On March 7, 2017, we drew $67.0 million under the 2014 Facility to partially fund the Acquisition. On June 28. 2017, we repaid $1.0 million of the outstanding balance of the 2014 Facility. The carrying value of the 2014 Facility was $72.7 million and $6.7 million as of June 30, 2017 and December 31, 2016. Our outstanding amounts under the 2014 Facility are due at maturity in November 2018.

The 2014 Facility includes a variable interest rate that approximates market rates and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value as of June 30, 2017. The 2014 Facility carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.00:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of June 30, 2017, we were in compliance with all financial and non-financial covenants and there were no events of default.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

Commitments and Contingencies

Repurchase of Subsidiary Units

In 2012, we formed a subsidiary to develop and market home and commercial energy management devices and services. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is also our employee, require a payment in cash on either the third or the fourth anniversary from the date the subsidiary first makes its products and services commercially available, which was determined to be April 1, 2014. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We did not record a liability in our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, as the fair value of this commitment was zero.

In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted an award of subsidiary stock to the founder and president. The vesting of the award is based upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined to be June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash from 2018 through 2020 based on collection of financed customer receivables that existed as of the valuation date. We recorded a liability of $2.6 million in accounts payable, accrued expenses and other current liabilities and $0.3 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of June 30, 2017. We recorded a liability of $2.5 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.3 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of December 31, 2016.

At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense (see Note 9).

Leases

We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for new office space in Tysons, Virginia, where we relocated our headquarters in February 2016. This lease term ends in 2026 and includes a five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. During 2016, we entered into amendments to this lease, which provided for 30,662 square feet of additional office space and an additional $1.7 million tenant improvement allowance. We took possession of the additional space in February 2017 and we were allowed to utilize the tenant improvement allowance for design prior to moving into the space.

As of June 30, 2017, we have utilized the entire $9.7 million tenant improvement allowances. Rent expense was $1.6 million and $2.9 million for the three and six months ended June 30, 2017, as compared to $1.2 million and $2.5 million for the same periods in the prior year.

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

Letters of Credit

As of June 30, 2017 and December 31, 2016, we had no outstanding letters of credit under our 2014 Facility.

Legal Proceedings

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from Protect America and SecureNet. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. Protect America

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

responded to the amended complaint by filing a motion to dismiss or transfer the case to the Western District of Texas. Alarm.com opposed this motion. The Court has not yet issued a scheduling order. Protect America has not yet answered the complaint or asserted counterclaims and defenses.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review (IPR) by the U.S. Patent Trial and Appeal Board (PTAB) of five of the patents in suit.  In March of 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May of 2017, the PTAB issued final written decisions relating to the remaining patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint has appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, and we have cross-appealed. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, and Vivint is proceeding with its case on four of the six patents in its complaint. A trial date has not yet been scheduled.

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

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com itself violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service provider partners under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On May 5, 2017, the court granted plaintiffs' motion for class certification. Discovery is underway, and the matter remains pending in the U.S. District Court for the Northern District of California. Based on the current schedule, we anticipate a trial will take place at the end of 2018. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

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

On March 21, 2017, Taraneh Vessal filed a complaint against us and Monitronics International, Inc. in the United States District Court for the Northern District of Illinois, alleging violation of the TCPA and the Illinois Consumer Fraud and Deceptive Business Practices Act, or ICFDBA. We filed a motion to dismiss the complaint on May 12, 2017. Plaintiff filed her First Amended Complaint on June 2, 2017, alleging similar violations of the TCPA and ICFDBA. We filed a motion to dismiss the First Amended Complaint on June 16, 2017, and Plaintiff filed her response on July 31, 2017. Our reply is due August 21, 2017. Discovery has commenced, and the matter remains pending. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

In September 2014, Icontrol Networks, Inc., or Icontrol, filed a Complaint in the United States District Court, District of Delaware, asserting that Zonoff Inc., or Zonoff, infringes certain U.S. Patents owned by Icontrol, all of which are now owned by Alarm.com through a subsidiary. In November, 2015, Icontrol filed a second lawsuit, also in the United States District Court, District of Delaware, alleging that Zonoff infringes additional U.S. Patents owned by Icontrol, now owned by Alarm.com through a subsidiary. The Court held a claim construction hearing in the first case on March 14, 2016 and consolidated the cases on August 1, 2016. Zonoff has not filed any proceedings at the United States Patent Office, or asserted any counterclaims. Because Zonoff has ceased business operations, Court has declined to enter a schedule for the remainder of the case.

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet Technologies LLC, or SecureNet, infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March, 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September, 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

patents. SecureNet filed petitions for inter partes review of the patents-in-suit before the PTAB. Proceedings as to one of the patents in suit has been instituted. The PTAB has rejected the remaining applications for inter partes review, and SecureNet has appealed the rejection as to one of the patents in suit. The Court has scheduled a claim construction hearing for March 20, 2018 and commencement of trial on February 4, 2019.

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

Note 12. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales and marketing	$65	$151	$178	$292
General and administrative	755	236	1,324	463
Research and development	1,095	555	1,726	1,039
Total stock-based compensation expense	$1,915	$942	$3,228	$1,794

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options and assumed options	$1,083	$923	$2,066	$1,757
Restricted stock units	805	—	1,093	—
Restricted stock awards	—	—	19	—
Employee stock purchase plan	27	19	50	37
Total stock-based compensation expense	$1,915	$942	$3,228	$1,794
Tax benefit from stock-based awards	$4,369	$165	$5,586	$459

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

In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan, or the 2009 Plan. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1st each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by our board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of June 30, 2017, 8,141,878 shares remained available for future grant under the 2015 Plan.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

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

Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were 21,317 and 29,835 unvested shares of common stock outstanding subject to our right of repurchase as of June 30, 2017 and December 31, 2016. We repurchased 575 unvested shares of common stock related to early exercised stock options in connection with employee terminations during the three and six months ended June 30, 2017, as compared to 1,924 unvested shares repurchased during the three and six months ended June 30, 2016. As of June 30, 2017 and December 31, 2016, we recorded $0.1 million and $0.2 million in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheets for the proceeds from the early exercise of the unvested stock options.

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

There were 237,550 and 576,300 stock options granted during the six months ended June 30, 2017 and 2016. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. We do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is zero.

The following table summarizes the assumptions used for estimating the fair value of stock options granted :

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Volatility	44.5 - 46.3%	48.3 - 50.6%	44.5 - 47.2%	48.3 - 50.6%
Expected term	6.3 years	5.6 - 6.3 years	6.3 years	5.6 - 6.3 years
Risk-free interest rate	2.0 - 2.1%	1.3 - 1.4%	2.0 - 2.2%	1.3 - 1.4%
Dividend rate	—%	—%	—%	—%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	3,547,528	$6.91	6.4	$74,267
Granted	237,550	31.06
Exercised	(518,421)	2.29		15,547
Forfeited	(74,593)	12.14
Expired	(862)	11.23
Outstanding as of June 30, 2017	3,191,202	$9.34	6.5	$90,278
Vested and expected to vest as of June 30, 2017	3,212,169	$9.31	6.5	$90,959
Exercisable as of June 30, 2017	1,978,792	$4.84	5.5	$64,883

The weighted average grant date fair value for our stock options granted during the six months ended June 30, 2017 and 2016 was $14.54 and $8.08. The total fair value of stock options vested during the six months ended June 30, 2017 and 2016 was $1.9 million and $1.2 million. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $15.5 million and $1.5 million. As of June 30, 2017, the total compensation cost related to nonvested awards not yet recognized was $5.9 million, which will be recognized over a weighted average period of 2.3 years.

Stock Options Assumed from Acquisition

On March 8, 2017, we completed the Acquisition and assumed the Icontrol Networks, Inc. 2013 Equity Incentive Plan and the Icontrol Networks, Inc. 2003 Stock Plan, or collectively, the Icontrol Plans. The assumed unvested stock options are exercisable for 70,406 shares of Alarm.com common stock.

In accordance with the terms of the asset purchase agreement, we were obligated to assume the Icontrol Plans, and converted the 2,001,387 unvested employee stock options into 70,406 Alarm.com stock options using a stated conversion ratio to convert the original exercise price and number of options. The fair value of the unvested stock options on the acquisition date was $1.7 million calculated using a Black-Scholes model with a volatility and risk-free interest rate over the expected term of the options and the closing price of Alarm.com common stock on the date of acquisition. We applied our graded vesting accounting policy to the fair value of these assumed options and determined that $1.4 million of the fair value was attributed to pre-combination services that is included as a component of total purchase consideration. The remaining $0.3 million of the fair value was determined to be attributable to post-combination services and will be recognized over the remaining service periods of the stock options. We subsequently filed a Registration Statement on Form S-8 to cover the assumed unvested stock options under the Icontrol Plans, which are exercisable for an aggregate of 70,406 shares of Alarm.com common stock.

The following table summarizes the assumptions used for estimating the fair value of stock options assumed from the Connect business unit of Icontrol:

Six Months Ended June 30, 2017
Volatility	42.7 - 44.4%
Expected term	2.5 - 5.0 years
Risk-free interest rate	1.4 - 2.0%
Dividend rate	—%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

The following table summarizes assumed stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	—	$—	0.0	$—
Options assumed from Connect	70,406	5.48		1,688
Exercised	(1,676)	4.55
Forfeited	(7,275)	$5.00
Outstanding as of June 30, 2017	61,455	$5.57	7.7	$1,970
Vested and expected to vest as of June 30, 2017	61,455	$5.57	7.7	$1,970
Exercisable as of June 30, 2017	11,658	$5.61	7.4	$373

The weighted average grant date fair value for the assumed stock options during the six months ended June 30, 2017 was $4.78. The total fair value of assumed stock options vested during the six months ended June 30, 2017 was $0.1 million. The aggregate intrinsic value of the assumed stock options exercised during the six months ended June 30, 2017 was $0.1 million. As of June 30, 2017, the total compensation cost related to nonvested awards not yet recognized was $0.2 million, which will be recognized over a weighted average period of 1.3 years.

Restricted Stock Units

There was an aggregate of 327,200 and zero restricted stock units, or RSUs, granted to certain of our employees during the six months ended June 30, 2017 and 2016. Each of the RSUs vests over a five-year period from the vesting commencement date, which is generally the grant date. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The condition for vesting of the RSUs is based on continued employment. As of June 30, 2017, the total unrecognized compensation expense related to RSU awards granted amounted to $10.6 million, which is expected to be recognized over a weighted average period of 3.2 years.

The following table summarizes activity for the RSUs for the six months ended June 30, 2017:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	61,482	$30.00	$1,711
Granted	327,200	30.87	10,101
Vested	—	—
Forfeited	(3,060)	29.26
Outstanding as of June 30, 2017	385,622	30.75	14,511
Vested and expected to vest after June 30, 2017	385,622	$30.75	$14,511

Restricted Stock Awards

In March 2017, we assumed 1,622 stock options from Connect upon completion of the Acquisition which had been early exercised according to the provisions of the Icontrol Plans for which the employees had not yet provided service for the vesting period. We canceled those stock options and issued restricted stock awards, or RSAs, with no exercise price at the fair value of Alarm.com common stock upon the closing of the Acquisition and recorded less than $0.1 million of compensation expense in the three and six months ended June 30, 2017. We expect these RSAs to vest over two years and we will recognize compensation expense for the fair value of the awards in stock-based compensation.

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of June 30, 2017, 1,616,342 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1st of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31st of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of stock-based compensation expense due to the 10% discount on the fair market value of our common stock. For the six months ended June 30, 2017 and 2016, an aggregate of 13,584 shares and 18,705 shares were purchased by our employees. We recognized less than $0.1 million of compensation expense for the three and six months ended June 30, 2017 and 2016. Compensation expense is recognized for the amount of the discount, net of actual forfeitures and voluntary withdrawals, over the six-month purchase period.

Repurchase of Subsidiary Units

We have an agreement, as subsequently amended, with an employee, who is the founder and president of our subsidiary formed to offer professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, for the repurchase of subsidiary stock for cash. The vesting of the award is based upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined to be June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash from 2018 through 2020 based on collection of financed customer receivables that existed as of the valuation date. We established a liability for the future payment for the repurchase of subsidiary units under the terms of the agreement based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the period of the award through the repurchase date. We estimated the fair value of the liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of the liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we remeasure this liability, using the same valuation approach and record any changes in the employee's compensation expense in general and administrative expense.

We recorded a liability of $2.6 million and $2.5 million in accounts payable, accrued expenses and other current liabilities, and $0.3 million and $0.3 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016, respectively. For the three months ended June 30, 2017, we recorded a reduction of compensation expense of $0.1 million. For the three months ended June 30, 2016, we recorded $0.2 million of compensation expense related to this award. For the six months ended June 30, 2017 and 2016, we recorded $0.1 million and $0.3 million of compensation expense related to this award in general and administrative expense. As this award is payable in cash, the expense was not recorded in stock-based compensation for any of the periods.

Warrants

On March 30, 2015, we issued performance-based warrants to two employees, which give these individuals the right to purchase up to 54,694 shares of our common stock in the aggregate if certain performance targets are achieved. The performance-based warrants, each for 27,347 shares of our common stock, have an exercise price of $10.97 per share and we may elect to terminate the warrants in exchange for a one-time cash settlement in the event we have a change in control. If the warrants become exercisable, the number of shares that become exercisable, which cannot exceed 27,347 shares for each warrant, is based upon the achievement of certain minimum annual revenue targets. These warrants will expire upon the earlier of March 2025 or the date upon which the holder of the warrant is no longer our employee or an employee of an affiliate of ours. We believe that the achievement of the minimum annual revenue targets is probable, and we began recognizing expense related to these performance-based warrants as of April 1, 2015. These warrants were not exercisable as of June 30, 2017 and December 31, 2016 because the performance requirements had not been met. We recorded less than $0.1 million of expense associated with the performance-based warrants during the three and six months ended June 30, 2017 and 2016.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

Note 13. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share, or EPS, are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,865	$1,873	$13,828	$4,611
Less: income allocated to participating securities	$(5)	$(2)	$(8)	$(7)
Net income attributable to common stockholders (A)	$9,860	$1,871	$13,820	$4,604
Weighted average common shares outstanding — basic (B)	46,442,327	45,602,061	46,334,499	45,564,059
Dilutive effect of stock options, RSUs and RSAs	2,558,226	1,921,126	2,572,313	1,841,452
Weighted average common shares outstanding — diluted (C)	49,000,553	47,523,187	48,906,812	47,405,511
Net income per share:
Basic (A/B)	$0.21	$0.04	$0.30	$0.10
Diluted (A/C)	$0.20	$0.04	$0.28	$0.10

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding because the effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	313,650	119,750	313,650	617,072
RSAs	1,082	—	1,082	—
RSUs	—	—	148,100	—
Common stock subject to repurchase	21,317	53,869	21,317	53,869

Participating securities is composed of certain stock options granted under the 2015 Plan, and previously granted under the 2009 Plan, that may be exercised before the options have vested. Unvested shares have a non-forfeitable right to dividends.
Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The common stock subject to repurchase is no longer classified as participating securities when shares revert to common stock outstanding as the awards vest and our repurchase right lapses.

Note 14. Significant Service Provider Partners

During the three and six months ended June 30, 2017, our 10 largest revenue service provider partners accounted for 61% of our revenue, as compared to 60% and 61% for the same periods in the prior year. One of our service provider partners individually represented greater than 10% but not more than 15% of our revenue for the three months ended June 30, 2017. One of our service provider partners individually represented greater than 15% but not more than 20% of our revenue for the three months ended June 30, 2017. Two of our service provider partners individually represented greater than 10% but not more than 15% of our revenue for the six months ended June 30, 2017. One of our service provider partners individually represented greater than 10% but not more than 15% of our revenue for the three and six months ended June 30, 2016.

One individual service provider partner represented more than 10% of accounts receivable as of June 30, 2017. No individual service provider partner represented more than 10% of accounts receivable as of December 31, 2016.

Note 15. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision were recorded in the period incurred.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

Our effective income tax rate was (84.1)% and (40.2)% for the three and six months ended June 30, 2017, as compared to 34.3% and 35.8% for the same periods in the prior year. Our effective tax rate was below the statutory rate primarily due to recognizing the tax windfall benefits from employee stock-based payment transactions through the income statement provision for income taxes in the period incurred, as well as the research and development tax credits claimed, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses. We adopted the accounting provision that simplified the tax for employee-stock based exercises in the first quarter of 2017. Prior to adoption of the new accounting provision, tax windfall benefits were required to be recorded in accumulated paid-in capital.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of June 30, 2017 and December 31, 2016. Accordingly, we have not recorded a valuation allowance as of June 30, 2017 and December 31, 2016.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an unrecognized tax benefit of $0.2 million for research and development tax credits claimed during the three and six months ended June 30, 2017. For the three and six ended June 30, 2017, we recorded interest for the period on prior year research and development tax credits we claimed. As of June 30, 2017 and December 31, 2016, we had accrued less than $0.1 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We are not aware of any events that make it reasonably possible that there would be a significant change in our unrecognized tax benefits over the next 12 months. Our cumulative liability for uncertain tax positions was $0.9 million and $0.7 million as of June 30, 2017 and December 31, 2016, respectively, and if recognized, would reduce our income tax expense and the effective tax rate.

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

Our Alarm.com segment represents our cloud-based platform for the intelligently connected property and related solutions that contributed over 94% of our revenue for the three and six months ended June 30, 2017 and 2016. Our Other segment is focused on researching and developing home and commercial automation, and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements—(Continued)(Unaudited)
June 30, 2017 and 2016

Management evaluates the performance of its segments and allocates resources to them based on operating income as compared to prior periods and current performance levels. The reportable segment operational data is presented in the table below (in thousands):

	Three Months Ended June 30, 2017
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$81,338	$5,435	$(497)	$(288)	$85,988
Operating income	8,819	(2,994)	(39)	110	5,896

	Three Months Ended June 30, 2016
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$61,775	$4,088	$(754)	$(686)	$64,423
Operating income	4,376	(1,552)	(79)	63	2,808

	Six Months Ended June 30, 2017
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$151,850	$9,887	$(1,145)	$(410)	$160,182
Operating income	15,403	(5,207)	(60)	245	10,381

	Six Months Ended June 30, 2016
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$117,785	$7,935	$(1,340)	$(914)	$123,466
Operating income	11,243	(4,235)	(126)	187	7,069

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of June 30, 2017	$337,159	$19,082	$—	$—	$356,241
Assets as of December 31, 2016	246,798	14,447	—	—	261,245

We derived substantially all revenue from North America for the three and six months ended June 30, 2017 and 2016. Substantially all of our long-lived assets were located in North America as of June 30, 2017 and December 31, 2016.

Note 17. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. On December 11, 2015, we purchased an additional 9,290 common units of the same company for $0.2 million, which did not change our proportional share of ownership interest. We account for this investment using the equity method (see Note 7). We recorded $0.2 million and $0.5 million of cost of hardware and other revenue in connection with this installation partner for the three and six months ended June 30, 2017, respectively, as compared to $0.3 million and $0.7 million for the same periods in the prior year. As of June 30, 2017 and December 31, 2016, the accounts payable balance to our installation partner was less than $0.1 million and $0.1 million. In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2018. We recorded less than $0.1 million of interest income related to this note receivable for the three and six months ended June 30, 2017 and 2016.

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

Highlights of Second Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service providers who resell our services and pay us monthly fees. Our service providers sell, install and support Alarm.com solutions that enable home and business owners to intelligently secure, connect, control and automate their properties. Our service providers have indicated that they typically have three to five year service contracts with home or business owners, whom we call subscribers. We derive a portion of our revenue from licensing our intellectual property to service providers on a per customer basis. We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our newly-acquired Connect platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. SaaS and license revenue represented 69% and 65% of our revenue in the second quarter of 2017 and 2016 and 68% and 66% of our revenue for the first half of 2017 and 2016.

We also generate revenue from the sale of hardware that enables our solutions, including cellular radio modules, video cameras, image sensors, thermostats and other peripherals. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 31% and 35% of our revenue in the second quarter of 2017 and 2016 and 32% and 34% of our revenue in the first half of 2017 and 2016. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

We believe there is significant opportunity to expand our international business, as approximately 1% percent of our total revenues in the first half of 2017 originated from customers located outside of North America. Our products are currently localized and available in 31 countries outside of the United States and Canada.

Highlights of our financial performance for the periods covered in this report include:

•
Revenue increased 33% from $64.4 million in the second quarter of 2016 to $86.0 million in the second quarter of 2017. Revenue increased 30% from $123.5 million in the first half of 2016 to $160.2 million in the first half of 2017.

•
SaaS and license revenue increased 40% from $42.0 million in the second quarter of 2016 to $58.9 million in the second quarter of 2017. SaaS and license revenue increased 33% from $82.0 million in the first half of 2016 to $109.2 million in the first half of 2017.

•
Net income increased from $1.9 million in the second quarter of 2016 to $9.9 million in the second quarter of 2017. Net income increased from $4.6 million in the first half of 2016 to $13.8 million in the first half of 2017.

•
Adjusted EBITDA, a non-GAAP measurement of operating performance, increased from $12.1 million in the second quarter of 2016 to $15.9 million in the second quarter of 2017. Adjusted EBITDA increased from $22.9 million in the first half of 2016 to $30.0 million in the first half of 2017.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with generally accepted accounting principles in the United States, or GAAP, for the second quarter and the first half of 2017 and 2016.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies and include the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SaaS and license revenue	$58,928	$42,010	$109,154	$82,022
Adjusted EBITDA	15,881	12,079	29,984	22,902

			Twelve Months Ended June 30,
			2017	2016
SaaS and license revenue renewal rate			93%	93%

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

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the second quarter and first half of 2017 and 2016.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development, and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 507 employees as of January 1, 2016 to 788 employees as of June 30, 2017, and we expect to continue to hire new employees to support future growth of our business.

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

The number of employees in sales and marketing functions grew from 188 as of January 1, 2016 to 249 as of June 30, 2017. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis and remain relatively flat as a percentage of our total revenue in the short term. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs, trade shows and training to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions.

General and Administrative Expense.  General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, information technology, human resources, finance and accounting personnel, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs, including those that are incurred to defend and license our intellectual property, as well as non-personnel costs, such as travel related expenses, rent, subcontracting and professional fees, audit fees, tax services, and insurance expenses.

Also included in general and administrative expenses are acquisition-related expenses, which consist primarily of legal, accounting and professional service fees directly related to acquisitions, valuation gains or losses on acquisition-related contingent liabilities.

The number of employees in general and administrative functions grew from 58 as of January 1, 2016 to 82 as of June 30, 2017. Excluding intellectual property litigation and acquisition related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other regulations governing public companies. Under the JOBS Act, our auditors are not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the end of the fiscal year ending December 31, 2017, at which time we will no longer qualify as an “emerging growth company” as defined in the JOBS Act because we will qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates. Compliance with 404 of the Sarbanes-Oxley Act will result in additional external audit fees and consulting fees. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property, as well as acquisition related costs associated with the Acquisition and the integration of the Connect and Piper business units.

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

The number of employees in research and development functions grew from 261 as of January 1, 2016 to 457 as of June 30, 2017. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platform and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platform to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rate was below the statutory rate primarily due to recognizing the tax windfall benefits from employee stock-based payment transactions through the income statement provision for income taxes in the period incurred, as well as the research and development tax credits claimed, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses. We recognize excess tax windfall benefits on a discrete basis in the quarter in which it occurs and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price and exercises of stock options under our equity incentive plans each period.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenue:
SaaS and license revenue	$58,928	69%	$42,010	65%	$109,154	68%	$82,022	66%
Hardware and other revenue	27,060	31	22,413	35	51,028	32	41,444	34
Total revenue	85,988	100	64,423	100	160,182	100	123,466	100
Cost of revenue(1):
Cost of SaaS and license revenue	8,500	10	7,211	11	16,592	10	13,992	11
Cost of hardware and other revenue	21,335	25	17,972	28	39,878	25	32,307	26
Total cost of revenue	29,835	35	25,183	39	56,470	35	46,299	37
Operating expenses(2):
Sales and marketing	11,899	14	9,851	15	22,213	14	18,827	15
General and administrative	13,450	16	14,191	22	28,825	18	27,320	22
Research and development	20,062	23	10,777	17	34,583	22	20,747	17
Amortization and depreciation	4,846	6	1,613	3	7,710	5	3,204	3
Total operating expenses	50,257	58	36,432	57	93,331	58	70,098	57
Operating income	5,896	7	2,808	4	10,381	6	7,069	6
Interest expense	(674)	(1)	(47)	—	(890)	(1)	(88)	—
Other income, net	137	—	88	—	374	—	199	—
Income before income taxes	5,359	6	2,849	4	9,865	6	7,180	6
(Benefit from) / provision for income taxes	(4,506)	(5)	976	2	(3,963)	(2)	2,569	2
Net income	$9,865	11%	$1,873	3%	$13,828	9%	$4,611	4%
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense data:
Sales and marketing	$65	$151	$178	$292
General and administrative	755	236	1,324	463
Research and development	1,095	555	1,726	1,039
Total stock-based compensation expense	$1,915	$942	$3,228	$1,794

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	17%	15%	17%
Cost of hardware and other revenue as a percentage of hardware and other revenue	79%	80%	78%	78%
Total cost of revenue as a percentage of total revenue	35%	39%	35%	37%

Comparison of Three and Six Months Ended June 30, 2017 to June 30, 2016

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented:

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016

Revenue:
SaaS and license revenue	$58,928	$42,010	40%	$109,154	$82,022	33%
Hardware and other revenue	27,060	22,413	21%	51,028	41,444	23%
Total revenue	$85,988	$64,423	33%	$160,182	$123,466	30%

The $21.6 million increase in total revenue for the second quarter of 2017 compared to the second quarter of 2016 was the result of a $16.9 million, or 40%, increase in our SaaS and license revenue and a $4.6 million, or 21%, increase in our hardware and other revenue. The increase in our Alarm.com segment SaaS and license revenue for the second quarter of 2017 was due to growth in our subscriber base, including the revenue impact from subscribers we added in 2016 and due to service providers and their subscribers on our newly-acquired Connect software platform. To a lesser extent, SaaS and license revenue increased in the second quarter of 2017 due to an increase in license fees. The increase in hardware and other revenue for the second quarter of 2017 compared to the second quarter of 2016 was primarily due to an increase in the volume of video cameras sold including several new product offering releases, and due to increases in volume of other peripherals sold during the period including the system enhancement module. Our Other segment contributed 6% of the increase in SaaS and license revenue and 16% of the increase in hardware and other revenue for the second quarter of 2017 compared to 2016. The increase in SaaS and license revenue for our Other segment was from our energy management and demand response solutions and our remote access management solution. The increase in hardware and other revenue for our Other segment for the second quarter of 2017 was primarily due to an increase in video cameras sold and hardware sold to support our remote access management solution.

The $36.7 million increase in total revenue for the first half of 2017 compared to the first half of 2016 was the result of a $27.1 million, or 33%, increase in our SaaS and license revenue and a $9.6 million, or 23%, increase in our hardware and other revenue. The increase in our Alarm.com segment SaaS and license revenue for the first half of 2017 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2016. To a lesser extent, SaaS and license revenue increased due to service providers and their subscribers on our newly-acquired Connect software platform and due to an increase in license fees. The increase in hardware and other revenue for the first half of 2017 compared to the first half of 2016 was due to an increase in the volume of video cameras sold including several new product offering releases, and due to increases in volume of other peripherals sold including the system enhancement module. Our Other segment contributed 6% of the increase in SaaS and license revenue and 7% of the increase in hardware and other revenue for the first half of 2017 compared to 2016. The increase in SaaS and license revenue for our Other segment for the first half of 2017 was from our energy management and demand response solutions and our remote access management solution. The increase in hardware and other revenue for our Other segment was primarily due to an increase in video cameras sold and hardware sold to support our remote access management solution.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016

Cost of revenue(1):
Cost of SaaS and license revenue	$8,500	$7,211	18%	$16,592	$13,992	19%
Cost of hardware and other revenue	21,335	17,972	19%	39,878	32,307	23%
Total cost of revenue	$29,835	$25,183	18%	$56,470	$46,299	22%
% of total revenue	35%	39%		35%	37%
_______________

(1)	Excludes amortization and depreciation.

The $4.7 million increase in cost of revenue for the second quarter of 2017 compared to the second quarter of 2016 was the result of a $1.3 million, or 18%, increase in cost of SaaS and license revenue and a $3.4 million, or 19%, increase in cost of hardware and other revenue. The $10.2 million increase in cost of revenue for the first half of 2017 compared to the first half of 2016 was the result of a $2.6 million or 19%, increase in cost of SaaS and license revenue and a $7.6 million, or 23%, increase in cost of hardware and other revenue. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in the costs to make our SaaS platform available to our service provider partners and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% and 17% for the second quarter of 2017 and 2016 and 15% and 17% for the first half of 2017 and 2016. The decrease in cost of sales relative to our revenue growth was due to the achievement of economies of scale related to the growth in our subscriber base including the addition of the subscribers of our newly-acquired Connect software platform, which has a higher gross margin profile but lower revenue per subscriber. The increase in cost of hardware and other revenue related primarily to our increase in hardware and other revenue. The decrease in cost of hardware as a percentage of hardware and other revenue is a reflection of the mix of product sales during the periods. Cost of hardware and other revenue as a percentage of hardware and other revenue was 79% and 80% for the second quarter of 2017 and 2016 and 78% and 78% for the first half of 2017 and 2016.

Sales and Marketing Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016

Sales and marketing	$11,899	$9,851	21%	$22,213	$18,827	18%
% of total revenue	14%	15%		14%	15%

The increase in sales and marketing expense of $2.0 million for the second quarter of 2017 compared to the second quarter of 2016 was due to an increase in employee headcount in 2017. We increased the headcount for our sales force, service provider partner support team and marketing team to support our growth and for international expansion. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.3 million for the second quarter of 2017. This increase is partially offset by a $0.1 million decrease in consulting expense. Sales and marketing expense from our Other segment increased by $0.4 million in the second quarter of 2017 due to an increase in employee headcount, including the associated personnel and related costs and expenses related to use of consultants to support our growth. In addition, our Other segment marketing costs increased by $0.4 million compared to the second quarter of 2016. Sales and marketing expense as a percent of total revenue was 14% and 15% for the second quarters of 2017 and 2016, a decrease of 1%.

The increase in sales and marketing expense of $3.4 million for the first half of 2017 compared to the same period in 2016 was primarily due to increases in headcount for our sales force, service provider partner support team and marketing team, as well as expenses related to use of consultants to support our growth and for international expansion and marketing initiatives. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $2.5 million for the first half of 2017. Sales and marketing expense from our Other segment increased by $0.9 million in the second quarter of 2017 due to an increase in employee headcount and associated personnel and related costs and expenses related to the use of consultants to support our growth. Sales and marketing expense as a percent of total revenue was 14% and 15% for the first half of 2017 and 2016, a decrease of 1%. The overall number of employees in our sales and marketing teams increased from 209 as of June 30, 2016 to 249 as of June 30, 2017.

General and Administrative Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016(1)

General and administrative	$13,450	$14,191	(5)%	$28,825	$27,320	6%
% of total revenue	16%	22%		18%	22%

The $0.7 million decrease in general and administrative expense for the second quarter of 2017 compared to the second quarter of 2016 was primarily due to a $3.4 million decrease in legal expenses related to ongoing intellectual property litigation, offset by an increase in employee headcount and expenses related to our All Company corporate meeting. In the second quarter of 2017, our personnel and related costs for our Alarm.com segment, including salary and benefits, increased by $1.5 million due to an increase in employee headcount to support our operational growth and from the addition of the employees from the Connect and ObjectVideo Labs teams. Meeting and travel expenses increased by $1.5 million due to the change in the timing of our All Company corporate meeting which took place in the second quarter of 2017 as compared to the first quarter of 2016. These increases were partially offset by a $0.5 million decrease in general legal and accounting fees. General and administrative expense from our Other segment increased by $0.2 million for the second quarter of 2017 compared to the second quarter of 2016 due to a $0.1 million increase in rent and a $0.1 million increase in legal expenses.

The $1.5 million increase in general and administrative expense for the first half of 2017 compared to the first half of 2016 was due in part to a $3.0 million increase in acquisition-related expenses related to the acquisition of the Connect and Piper business units from Icontrol which closed on March 8, 2017. In the first half of 2017, our personnel and related costs for our Alarm.com segment, including salary and benefits, increased by $3.1 million due to an increase in employee headcount to support our operational growth and from the addition of the Connect and ObjectVideo Labs teams. Meeting and travel expenses increased by $0.7 million due to expenses related to our All Company corporate meeting. These increases were partially offset by a $5.2 million decrease in legal expenses related to ongoing intellectual property litigation. General and administrative expenses from our Other segment increased by $0.1 million for the first half of 2017 compared to the first half of 2016 due to an increase in employee headcount, including the addition of the employees from the Piper team.

The overall number of employees in general and administrative functions increased from 59 as of June 30, 2016 to 82 as of June 30, 2017.

Research and Development Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016

Research and development	$20,062	$10,777	86%	$34,583	$20,747	67%
% of total revenue	23%	17%		22%	17%

The $9.3 million increase in research and development expense for the second quarter of 2017 compared to the second quarter of 2016 was primarily due to an increase in headcount of employees in research and development functions to continue to innovate and enhance our platform capabilities for both our residential and commercial subscribers. In addition, we continue to develop our suite of enterprise tools geared toward enabling our service provider partners to grow their business. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $5.6 million for the second quarter of 2017 which was due in part to the addition of employees from the Connect and ObjectVideo Labs teams. In addition, expense for external consultants and information technology to support our research and development personnel increased by $2.3 million in the second quarter of 2017. Research and development expense from our Other segment increased by $1.4 million for the second quarter of 2017 compared to the second quarter of 2016, primarily due to a $0.7 million increase in personnel and related expense and a $0.7 million increase in expense for external consultants primarily due to the addition of employees from the Piper team in the first quarter of 2017.

The $13.8 million increase in research and development expense for the first half of 2017 compared to the first half of 2016 was primarily due to an increase in headcount of employees and the addition of employees as a result of our recent acquisitions in research and development functions. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $9.2 million for the first half of 2017 compared to the first half of 2016. In addition, expense for external consultants and information technology to support our research and development personnel increased $3.3 million in the first half of 2017. Research and development expense from our Other segment increased by $1.3 million for the first half of 2017 compared to the first half of 2016, due to a $0.5 million increase in personnel and related expense and a $0.8 million increase in expense for external consultants. The overall number of employees in research and development functions increased from 290 as of June 30, 2016 to 457 as of June 30, 2017.

Amortization and Depreciation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016

Amortization and depreciation	$4,846	$1,613	200%	$7,710	$3,204	141%
% of total revenue	6%	3%		5%	3%

The $3.2 million and $4.5 million increase in amortization and depreciation for the second quarter and first half of 2017 compared to the same periods of 2016 was primarily due to the customer relationships, developed technology and trade name intangibles acquired from the Acquisition and the ObjectVideo Labs acquisition in the first quarter of 2017. The increase was also due to increased purchases of computer and network equipment to accommodate this growth in employee headcount and for the expansion of our network operations centers.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016

Interest expense	$(674)	$(47)	1,334%	$(890)	$(88)	911%
% of total revenue	(1)%	—%		(1)%	—%

Interest expense increased $0.6 million and $0.8 million from the second quarter and first half of 2017 to the same periods of 2016 due to interest incurred on the additional $67.0 million drawn under the 2014 Facility during the first quarter of 2017 to fund the Acquisition.

Other Income, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016

Other income, net	$137	$88	56%	$374	$199	88%
% of total revenue	—%	—%		—%	—%

Included in other income, net for the second quarter and first half of 2017 was interest income earned on our cash balance and interest income earned on notes receivable partially offset from a loss from an equity method investment that is in the start-up phase of its operations.

Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016

(Benefit from) / provision for income taxes	$(4,506)	$976	(562)%	$(3,963)	$2,569	(254)%
% of total revenue	(5)%	2%		(2)%	2%

Our effective tax rate was (84.1)% and (40.2)% for the second quarter and first half of 2017 compared to 34.3% and 35.8% for the same periods in the prior year. The decrease in the effective tax rate was primarily related to recognizing the tax windfall benefits from the exercise of employee stock options through the income statement provision for income taxes in the period incurred. We adopted the accounting provision that simplified the tax for employee stock-based payment transactions in the first quarter of 2017. Accordingly, previous tax windfall benefits were required to be recorded in accumulated paid-in-capital.

Additionally, our benefit from income taxes increased due to our 2016 research and development tax credit study that was finalized during the second quarter of 2017, resulting in a higher 2016 and 2017 tax credit benefit than we had been previously recording.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platform for the intelligently connected property solutions that contributed over 94% of our revenue for the second quarter of 2017 and 2016. Our Other segment is focused on researching and developing home and commercial automation and energy management products and services for sale in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

On March 8, 2017, we completed the Acquisition. Connect provides an interactive security and home automation software platform for service providers. Piper designs, produces and sells an all-in-one video and home automation hub. Piper currently operates both a retail do-it-yourself product business and a channel oriented business. On January 1, 2017, we completed the acquisition of ObjectVideo Labs from ObjectVideo. ObjectVideo was a pioneer in the fields of video analytics and computer vision with technology that extracted meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification. We anticipate that the ObjectVideo Labs engineering team's capabilities and expertise will accelerate our research and development of video services and video analytic applications. Connect's and ObjectVideo Labs' financial results from the closing of the respective acquisitions through June 30, 2017 are included in the Alarm.com segment. Piper's financial results from the closing of the acquisition through June 30, 2017 are included in the Other segment.

Our Alarm.com segment grew from 424 employees as of January 1, 2016 to 708 employees as of June 30, 2017. Our Other segment decreased from 83 employees as of January 1, 2016 to 80 employees as of June 30, 2017. Inter-segment revenue includes sales of hardware between our segments. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended June 30,
	2017		2016
	Revenue	Operating expenses	Revenue	Operating expenses
Alarm.com	$81,338	$45,097	$61,775	$33,759
Other	5,435	5,160	4,088	2,673
Intersegment Alarm.com	(497)	—	(754)	—
Intersegment Other	(288)	—	(686)	—
Total	$85,988	$50,257	$64,423	$36,432

	Six Months Ended June 30,
	2017		2016
	Revenue	Operating expenses	Revenue	Operating expenses
Alarm.com	$151,850	84,337	$117,785	63,616
Other	$9,887	8,994	$7,935	6,482
Intersegment Alarm.com	$(1,145)	—	$(1,340)	—
Intersegment Other	$(410)	—	$(914)	—
Total	$160,182	$93,331	$123,466	$70,098

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. As a result of acquiring the Connect line of business from Icontrol during the first quarter of 2017, we updated the Revenue Recognition and Deferred Revenue critical accounting policy. See Note 2 to our condensed consolidated financial statements for more information. Except as disclosed in Note 2, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K filed on March 16, 2017 with the SEC.

Recently Issued Accounting Standards

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, which is current assets minus current liabilities, for the periods indicated (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$68,916	$140,634
Accounts receivable, net	41,986	29,810
Working capital	88,973	150,485

Our cash and cash equivalents as of June 30, 2017 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of June 30, 2017, we had $68.9 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.

On March 8, 2017, we completed the Acquisition and the cash consideration was $148.5 million, after the estimated working capital adjustment. We used $81.5 million of cash on hand and drew $67.0 million under the 2014 Facility to fund the Acquisition.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final six months of fiscal year 2017, we expect our capital expenditure requirements to be approximately $6.7 million, including approximately $3.4 million anticipated to be incurred for leasehold improvements related to the continued expansion of our corporate headquarters. Our landlord has provided for a total of $9.7 million of tenant improvement allowances, all of which we have used as of June 30, 2017. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our current stockholders.

Sources of Liquidity

To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. We have raised $124.6 million in net cash, primarily from our initial public offering, or IPO, and also the sale of our preferred stock and to a lesser extent, from the proceeds of sales of common stock and stock option exercises.

Our 2014 Facility is a revolving credit facility with Silicon Valley Bank, or SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes including acquisitions, and has a current borrowing capacity of $75.0 million. We have the option to increase the borrowing capacity of the 2014 Facility to $125.0 million with the consent of the lenders. We used $67.0 million of borrowing capacity to finance the Acquisition.

As of June 30, 2017, $72.7 million was outstanding under the 2014 Facility, no letters of credit were utilized and $2.3 million remained available for borrowing under the 2014 Facility. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions. The 2014 Facility is secured by substantially all of our assets, including our intellectual property. As of June 30, 2017, we were in compliance with all covenants under the 2014 Facility. Our outstanding amounts under the 2014 Facility are due at maturity in November 2018. The 2014 Facility is discussed in more detail below under “Debt Obligations.”

Historical Cash Flows

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities	$24,736	$7,940
Cash flows used in investing activities	(164,003)	(2,335)
Cash flows from financing activities	67,549	201

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the first six months of 2017, cash flows from operating activities were $24.7 million, an increase of $16.8 million from the first six months of 2016, as the result of a $3.6 million increase in cash from operating assets and liabilities, a $9.2 million increase in net income and a $4.0 million increase in non-cash items.

The $3.6 million increase in cash from operating assets and liabilities was due to the following:

•
Our accounts receivable balance, net of reserves, increased by $0.8 million, net of $11.3 million in acquired accounts receivable, during the first six months of 2017 and increased $6.2 million during the first six months of 2016 resulting in a year-over-year increase in cash flows of $5.4 million. The increase in cash flows was primarily due to the timing of service provider payments.

•
Our inventory balance decreased by $0.6 million, net of $0.3 million of acquired inventory, during the first six months of 2017 from timing of in-transit inventory and from generally lower inventory on-hand. This decrease resulted in an increase in cash flows of $3.6 million year-over-year as the increase in the inventory balance in the first six months of 2016 was a use of cash of $3.0 million.

•
Cash flows from other assets decreased $3.9 million year-over-year. The balance of other current and long-term assets increased and was a use of cash of $5.4 million from December 31, 2016 to June 30, 2017, primarily from an increase in tax receivables. Included in the other assets balance, as of June 30, 2017, was $4.0 million cash to a distribution partner and affiliate under a loan agreement and $0.6 million of other assets acquired, both investing activities. Cash flows from other assets was a use of cash of $1.5 million for the six months ended June 30, 2016.

•
Our accounts payable, accrued expenses and other current liabilities including accrued compensation balances increased by $6.9 million, net of $1.3 million of acquired accrued expenses, during the first six months of 2017 compared to an increase of $6.6 million, net of non-cash accrued expenses, during the first six months of 2016 from the growth of our business and employee base. This increase was offset by the timing of payments, resulting in a year-over-year increase in cash flows of $0.3 million.

•	Cash flows from the change in deferred revenue balances, net of $0.6 million of acquired deferred revenue, decreased by $0.9 million year-over-year primarily from a decrease in activations.

•
Our other liabilities balance increased by $0.7 million in the first six months of 2017 primarily due to $1.5 million increase in our deferred rent balance as we continue to add and develop additional office space in our corporate headquarters in 2017, although on a much smaller scale than in 2016. This was partially offset by a $1.2 million liability that became due in less than one year in the period. These activities and the timing of rent payments contributed to the $0.9 million decrease in cash flows year-over-year.

The $4.0 million increase in adjustments for non-cash items was primarily due to an increase in amortization and depreciation for fixed assets, intangibles, tooling and patents partially offset by a decrease in cash from deferred income taxes. In the first quarter of 2017, we adopted the accounting guidance for simplification of employee stock-based payments and retrospectively presented the cash flows related to tax windfall benefits as operating activities. We recorded a $5.6 million tax windfall benefit in the first six months of 2017 which reduced the provision for income taxes. The tax windfall benefit under previous guidance was recorded in additional paid-in capital. Other adjustments for non-cash items in the first six months of 2017 included $7.7 million for amortization and depreciation and $3.2 million for stock-based compensation. Adjustments for non-cash items in the first six months of 2016 included $3.2 million for amortization and depreciation and $1.8 million for stock-based compensation.

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

For the first six months of 2017, our cash flows used in investing activities was $164.0 million as compared to $2.3 million for the first six months of 2016. Our acquisitions in the first quarter of 2017 used cash of $154.3 million, net of cash acquired. In the first six months of 2017 and 2016, capital expenditures were $5.7 million and $4.6 million as a result of our growth and primarily related to the expansion of facilities to support our increase in personnel and the expansion of our network operations center. In the first six months of 2017, we issued $4.0 million in loans to a distribution partner and its affiliate. In the first six months of 2016, we received $2.4 million in proceeds from the repayment of a note receivable from a company with offerings complementary to ours.

Financing Activities

Cash generated by financing activities includes borrowings under our credit facility, and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan.

For the first six months of 2017, cash flows from financing activities was $67.5 million compared to $0.2 million for the first six months of 2016. We borrowed $67.0 million under the 2017 Facility for the Acquisition in March 2017 and have subsequently repaid $1.0 million of the outstanding balance of the 2014 Facility. We received $1.6 million in the first six months of 2017 from the issuance of shares of common stock as a result of employee stock option exercises and through sales of our common stock pursuant to our employee stock purchase plan.

Contractual Obligations

The following table presents aggregate information about our material contractual obligations and the periods in which those future payments were due as of June 30, 2017. Future events could cause actual payments to differ from these estimates. As of June 30, 2017, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt:
Principal payments	$—	$72,700	$—	$—	$72,700
Interest payments	2,613	938	—	—	3,551
Unused line fee payments	5	2	—	—	7
Operating lease commitments	6,120	11,392	9,685	19,258	46,455
Other current liabilities[1]	2,596	—	—	—	2,596
Other long-term liabilities	—	915	421	303	1,639
Total contractual obligations	$11,334	$85,947	$10,106	$19,561	$126,948
_______________

(1)	Represents the current portion of our liability to repurchase subsidiary unit awards for our professional residential property management and vacation rental management subsidiary.

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

Letters of Credit

As of June 30, 2017, we had no outstanding letters of credit under our 2014 Facility.

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

The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate, and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, at our option. For the six months ended June 30, 2017 and 2016, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio was less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the six months ended June 30, 2017 and 2016, the effective interest rate on the 2014 Facility was 3.34% and 2.64%.

On March 7, 2017, we drew $67.0 million under the 2014 Facility to partially fund the Acquisition. On June 28. 2017, we repaid $1.0 million of the outstanding balance of the 2014 Facility. The carrying value of the 2014 Facility was $72.7 million and $6.7 million as of June 30, 2017 and December 31, 2016. Our outstanding amounts under the 2014 Facility are due at maturity in November 2018.

The 2014 Facility includes a variable interest rate that approximates market rates and, as such, we determined that the carrying amount of the 2014 Facility approximates its fair value as of June 30, 2017. The 2014 Facility carries an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.00:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of June 30, 2017, we were in compliance with all financial and non-financial covenants and there were no events of default.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net income	$9,865	$1,873	$13,828	$4,611
Adjustments:
Less: Interest expense and other income, net	537	(41)	516	(111)
(Benefit from) / provision for income taxes	(4,506)	976	(3,963)	2,569
Amortization and depreciation	4,846	1,613	7,710	3,204
Stock-based compensation expense	1,915	942	3,228	1,794
Acquisition-related expense	1,973	2,040	5,621	2,610
Litigation expense	1,251	4,676	3,044	8,225
Total adjustments	6,016	10,206	16,156	18,291
Adjusted EBITDA	$15,881	$12,079	$29,984	$22,902

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our credit facilities with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of June 30, 2017, an increase or decrease in the interest rate on our 2014 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $0.7 million, respectively. As of December 31, 2016, an increase or decrease in the interest rate on our 2014 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $0.1 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from Protect America and SecureNet. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. Protect America responded to the amended complaint by filing a motion to dismiss or transfer the case to the Western District of Texas. Alarm.com opposed this motion. The Court has not yet issued a scheduling order. Protect America has not yet answered the complaint or asserted counterclaims and defenses.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review (IPR) by the U.S. Patent Trial and Appeal Board (PTAB) of five of the patents in suit.  In March of 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May of 2017, the PTAB issued final written decisions relating to the remaining patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint has appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, and we have cross-appealed. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, and Vivint is proceeding with its case on four of the six patents in its complaint. A trial date has not yet been scheduled

Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com itself violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service provider partners under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On May 5, 2017, the court granted plaintiffs' motion for class certification. Discovery is underway, and the matter remains pending in the U.S. District Court for the Northern District of California. Based on the current schedule, we anticipate a trial will take place at the end of 2018.

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

On March 21, 2017, Taraneh Vessal filed a complaint against us and Monitronics International, Inc. in the United States District Court for the Northern District of Illinois, alleging violation of the TCPA and the Illinois Consumer Fraud and Deceptive Business Practices Act, or ICFDBA. We filed a motion to dismiss the complaint on May 12, 2017. Plaintiff filed her First Amended Complaint on June 2, 2017, alleging similar violations of the TCPA and ICFDBA. We filed a motion to dismiss the First Amended Complaint on June 16, 2017, and Plaintiff filed her response on July 31, 2017. Our reply is due August 21, 2017. Discovery has commenced, and the matter remains pending.

In September 2014, Icontrol Networks, Inc., or Icontrol, filed a Complaint in the United States District Court, District of Delaware, asserting that Zonoff Inc., or Zonoff, infringes certain U.S. Patents owned by Icontrol, all of which are now owned by Alarm.com through a subsidiary. In November, 2015, Icontrol filed a second lawsuit, also in the United States District Court, District of Delaware, alleging that Zonoff infringes additional U.S. Patents owned by Icontrol, now owned by Alarm.com through a subsidiary. The Court held a claim construction hearing in the first case on March 14, 2016 and consolidated the cases on August 1, 2016. Zonoff has not filed any proceedings at the United States Patent Office, or asserted any counterclaims. Because Zonoff has ceased business operations, Court has declined to enter a schedule for the remainder of the case.

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet Technologies LLC, or SecureNet, infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March, 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September, 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review of the patents-in-suit before the PTAB. Proceedings as to one of the patents in suit has been instituted. The PTAB has rejected the remaining applications for inter partes review, and SecureNet has appealed the rejection as to one of the patents in suit. The Court has scheduled a claim construction hearing for March 20, 2018 and commencement of trial on February 4, 2019.

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

In March 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducts its Piper business, which we refer to as the Acquisition. Historically, ADT LLC, or ADT, has accounted for substantially all of the revenues of the Connect business unit. While we amended our master service agreement with ADT to cover services provided with respect to the Connect platform, we cannot assure you that we will be able to meet the conditions set forth in the amended agreement or that ADT will use the Connect platform for its new customers or keep its existing customers on the Connect platform. In addition, even if ADT continues to use the Connect platform, we cannot assure you that the revenues from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenues from ADT with revenues from new customers or other existing customers. Because the Connect platform relies on ADT for substantially all of its revenue, any negative developments in ADT’s business, or any decrease in revenues from or loss of ADT as a customer could harm our business, financial condition, cash flows and results of operations.

The incurrence of debt to fund the Acquisition may impact our financial position and subject us to additional financial and operating restrictions.

We used $81.5 million of cash on hand and drew $67.0 million under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, or the 2014 Facility, to fund the payment of the Acquisition consideration and to pay related fees and expenses. As of June 30, 2017, we had an outstanding balance of $72.7 million under our 2014 Facility.

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

 The Acquisition and the ongoing integration of the Connect and Piper business units could cause disruptions in our business in the following ways, among others:

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

We have incurred approximately $16.8 million to date and expect to continue to incur significant non-recurring expenses in connection with the Acquisition, including legal, accounting, financial advisory and other expenses. We also may incur significant expenses in connection with the integration of the Connect and Piper business units, including integrating technology, personnel, information technology systems and accounting systems and implementing consistent standards, policies, and procedures. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses, if any, will offset the transaction and integration costs in the near term, or at all.

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

Our quarterly operating results, including the levels of our revenue, gross margin, cash flow and deferred revenue, may fluctuate as a result of a variety of factors, including revenue related to the product mix that we sell, the relative sales related to our platform and solutions and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•	the portion of our revenue attributable to software as a service, or SaaS, and license versus hardware and other sales;

•	our ability to manage the Connect and Piper business units and any future acquisitions of businesses;

•	fluctuations in demand, including due to seasonality, for our platform and solutions;

•	changes in pricing by us in response to competitive pricing actions;

•	our ability to increase, retain and incentivize the service provider partners that market, sell, install and support our platform and solutions;

•	the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;

•	the timing and success of introductions of new solutions, products or upgrades by us or our competitors and the entrance of new competitors;

•	changes in our business and pricing policies or those of our competitors;

•	the ability to accurately forecast revenue as we generally rely upon our service provider partner network to generate new revenue;

•	our ability to control costs, including our operating expenses and the costs of the hardware we purchase;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	issues related to introductions of new or improved products such as shortages of prior generation products or short-term decreased demand for next generation products;

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

Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management's Discussion and Analysis of Financial Condition and Results of

Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the six months ended June 30, 2017 and 2016.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and substantially expanded our operations in a short period of time. Our revenue increased from $65.1 million in 2011 to $261.1 million in 2016 and increased from $123.5 million for the six months ended June 30, 2016 to $160.2 million for the six months ended June 30, 2017. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 253 as of January 1, 2014 to 788 as of June 30, 2017. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platform and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 25.7% of our hardware and other revenue in the first six months of 2017. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platform and solutions to service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

As of June 30, 2017, we had $165.2 million of goodwill and identifiable intangible assets which includes preliminary estimates for acquisitions in 2017. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

In addition, our recent Acquisition was subject to review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act. The waiting period under the HSR Act for the Acquisition, as extended by the previously disclosed timing agreement between us, Icontrol and the U.S. Federal Trade Commission, or the FTC, expired at 12:01 a.m. on February 22, 2017. The expiration of the HSR Act waiting period allowed the parties to proceed to close the Acquisition. The FTC subsequently concluded its review of pre-closing activities, and the FTC's review is now completely closed.

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

We anticipate that our efforts to expand internationally will entail the marketing and advertising of our platform, solutions and brand. Revenue in countries outside of North America accounted for 1% and less than 1% of our revenue for the second quarter of 2017 and 2016. We also do not have substantial experience in selling our platform and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platform and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies are highly complex and involve many assumptions, estimates and judgments. A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. GAAP rules are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, we are currently assessing the impact of Accounting Standards Update No. 2014-09 (Topic 606), “Revenue from Contracts with Customers,” as amended, which supersedes nearly all existing revenue recognition guidance under GAAP. We will be required to implement this guidance in the first quarter of 2018. Under Topic 606, more judgment and estimates will be required within the revenue recognition process than are required under existing GAAP. We have not yet determined the effect of the standard on our ongoing financial reporting. Refer to Note 1, “Recent Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements for additional information about this and other new accounting pronouncements. Implementation of this new standard could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $38.53 through June 30, 2017. Factors that may affect the market price of our common stock include:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we qualify as an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and non-binding stockholder approval of any golden parachute payments not previously approved. As we have elected to take advantage of the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. As we intend to provide reduced disclosures in our periodic reports and proxy statements regarding executive compensation while we are an emerging growth company, investors will have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an emerging growth company until the end of our fiscal year ending December 31, 2017 because we will then qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates.

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

Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from an independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, our auditors are not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the end of the fiscal year ending December 31, 2017, at which time we will no longer qualify as an “emerging growth company” as defined in the JOBS Act because we will qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

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

As of June 30, 2017, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1 to April 30, 2017	575	$4.00
May 1 to May 31, 2017	—	—
June 1 to June 30, 2017	—	—
Total	575	$4.00

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

ALARM.COM HOLDINGS, INC.

Date:	August 8, 2017	By:	/s/ Steve Valenzuela
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