Form 10-Q
period 2017-09-30
Alarm.com Holdings, Inc.
filed 2017-11-09
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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

As of November 1, 2017, there were 47,140,413 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
SaaS and license revenue	$61,924	$44,630	$171,078	$126,652
Hardware and other revenue	28,038	23,216	79,066	64,660
Total revenue	89,962	67,846	250,144	191,312
Cost of revenue(1):
Cost of SaaS and license revenue	9,545	7,787	26,137	21,779
Cost of hardware and other revenue	22,288	18,579	62,166	50,886
Total cost of revenue	31,833	26,366	88,303	72,665
Operating expenses:
Sales and marketing	10,426	10,705	32,639	29,532
General and administrative	12,974	14,804	41,799	42,124
Research and development	19,257	11,477	53,840	32,224
Amortization and depreciation	5,071	1,659	12,781	4,863
Total operating expenses	47,728	38,645	141,059	108,743
Operating income	10,401	2,835	20,782	9,904
Interest expense	(658)	(49)	(1,548)	(137)
Other income, net	342	139	716	338
Income before income taxes	10,085	2,925	19,950	10,105
(Benefit from) / provision for income taxes	(5,018)	358	(8,981)	2,927
Net income	15,103	2,567	28,931	7,178
Income allocated to participating securities	(6)	(3)	(14)	(10)
Net income attributable to common stockholders	$15,097	$2,564	$28,917	$7,168

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.32	$0.06	$0.62	$0.16
Diluted	$0.31	$0.05	$0.59	$0.15
Weighted average common shares outstanding:
Basic	46,886,345	45,716,961	46,520,469	45,615,399
Diluted	49,259,701	48,319,952	49,074,279	47,741,365
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$84,640	$140,634
Accounts receivable, net	41,201	29,810
Inventory	13,617	10,543
Other current assets	15,777	9,197
Total current assets	155,235	190,184
Property and equipment, net	23,399	20,180
Intangible assets, net	97,863	4,568
Goodwill	63,591	24,723
Deferred tax assets	27,273	16,752
Other assets	7,297	4,838
Total Assets	$374,658	$261,245
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$35,157	$28,300
Accrued compensation	10,857	8,814
Deferred revenue	3,115	2,585
Total current liabilities	49,129	39,699
Deferred revenue	9,587	10,040
Long-term debt	72,000	6,700
Other liabilities	14,028	13,557
Total Liabilities	144,744	69,996
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 47,147,364 and 46,172,318 shares issued; and 47,130,456 and 46,142,483 shares outstanding as of September 30, 2017 and December 31, 2016.	471	461
Additional paid-in capital	318,440	308,697
Accumulated deficit	(88,997)	(117,909)
Total Stockholders’ Equity	229,914	191,249
Total Liabilities and Stockholders’ Equity	$374,658	$261,245

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2017	2016
Net income	$28,931	$7,178
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	(360)	415
Reserve for product returns	1,732	1,537
Amortization for patents and tooling	817	550
Amortization and depreciation	12,781	4,863
Amortization of debt issuance costs	70	79
Deferred income taxes	(6,360)	385
Change in fair value of contingent liability	—	(226)
Undistributed losses from equity investee	120	60
Stock-based compensation	5,134	2,880
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(1,342)	(9,337)
Inventory	(2,775)	(5,030)
Other assets	(8,122)	(3,056)
Accounts payable, accrued expenses and other current liabilities	7,975	9,302
Deferred revenue	(493)	130
Other liabilities	437	1,801
Cash flows from operating activities	38,545	11,531
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(154,289)	—
Additions to property and equipment	(7,652)	(6,110)
Investment in cost method investee	(42)	(139)
Issuances of notes receivable	(5,000)	(73)
Receipt of payment on notes receivable	4,000	2,441
Purchases of licenses to patents	—	(1,600)
Cash flows used in investing activities	(162,983)	(5,481)
Cash flows from financing activities:
Proceeds from credit facility	67,000	—
Repayments of credit facility	(1,700)	—
Payments of debt issuance costs	—	(131)
Payments of long-term consideration for business acquisitions	—	(417)
Repurchases of common stock	(9)	(12)
Issuances of common stock from equity-based plans	3,153	1,202
Cash flows from financing activities	68,444	642
Net (decrease) / increase in cash and cash equivalents	(55,994)	6,692
Cash and cash equivalents at beginning of the period	140,634	128,358
Cash and cash equivalents at end of the period	$84,640	$135,050

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Supplemental disclosure of noncash investing and financing activities:	2017	2016
Assumed options from business acquisition	$1,375	$—
Contingent liability from business acquisition	$—	$5
Cash not yet paid for capital expenditures	$909	$359

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statement of Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	—	$—	46,142	$461	$308,697	$(117,909)	$191,249
Adoption of accounting standard on employee share-based payments	—	—	—	—	31	(19)	12
Common stock issued in connection with equity-based plans	—	—	976	10	3,143	—	3,153
Vesting of common stock subject to repurchase	—	—	12	—	60	—	60
Stock-based compensation	—	—	—	—	5,134	—	5,134
Stock options assumed from acquisition	—	—	—	—	1,375	—	1,375
Net income	—	—	—	—	—	28,931	28,931
Balance as of September 30, 2017	—	$—	47,130	$471	$318,440	$(88,997)	$229,914

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2017 and 2016
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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Estimates are used when accounting for revenue recognition, allowances for doubtful accounts, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, stock-based compensation, income taxes, legal reserves, contingent consideration and goodwill and intangible assets.

Significant Accounting Policies

We updated the following significant accounting policies as a result of acquiring the Connect line of business from Icontrol Networks, Inc., or Icontrol, during the first quarter of 2017: (i) internal-use software, (ii) external software, (iii) revenue recognition and deferred revenue and (iv) cost of revenue. We generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our newly-acquired Connect software platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Except for as disclosed herein, there have been no other material changes to our significant accounting policies during the quarter ended September 30, 2017 from those disclosed in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017 with the SEC.

Internal-Use Software

We capitalize the costs directly related to the design of internal-use software for development of our Alarm.com and other SaaS platforms during the application development stage of the projects. The costs are primarily comprised of salaries, benefits

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

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

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model (a beta version). After technological feasibility is established, the salaries, benefits and stock-based compensation expense of the project engineers and product development teams performing coding and testing are capitalized. Cost capitalization ceases when the product is available for general release. The Connect software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development results in a short duration between completion of the detailed program design and beta release. Accordingly, as of September 30, 2017, we do not have any capitalized external software due to the shorter development cycle associated with agile development.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

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

Hardware and Other Revenue

We generate hardware and other revenue from the sale of cellular radio modules that provide access to our cloud-based platform, from the sale of video cameras and from the sale of other devices, including image sensors and peripherals. We recognize hardware and other revenue when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service provider partners or distributors, and are not contingent on resale to end-users, or to service provider partners in the case of sales of hardware to distributors. Our terms for hardware sales sold directly to either service provider partners or distributors typically allow for the return of hardware up to one year past the date of sale. Our distributors sell directly to our service provider partners under terms between the two parties. We record a reserve against revenue for hardware returns based on historical returns, which was 2.2% and 2.3% of hardware and other revenue for the three and nine months ended September 30, 2017, respectively. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platform, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platform, such as support tools and applications, to assist in the installation of our solutions in a subscriber’s property. This installation marks the beginning of the service period on our platform and on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platform. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $10.7 million and $11.2 million as of September 30, 2017 and December 31, 2016, respectively, which combines current and long-term balances.

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

Recent Accounting Pronouncements

Adopted

On March 30, 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and we adopted ASU 2016-09 during the first quarter of 2017.

The adoption of this standard had the following impact on our financial statements:

•
Tax windfall benefits or deficiencies from stock-based awards are now recorded in provision for income taxes in the period incurred, whereas previous guidance required the tax windfall benefits to be recorded in additional paid-in-capital. This change has been applied prospectively.

•
Tax windfall benefits from stock-based awards after adoption will be reported in cash flows from operating activities in the statement of cash flows. For comparability, we elected to retrospectively apply this guidance which resulted in a reclassification of $2.7 million from tax windfall benefit from stock options (a financing activity) to deferred income taxes (an operating activity) for the nine months ended September 30, 2016.

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

•
Cash flows from tax windfall benefits from stock-based awards will no longer factor into the calculation of the number of shares for diluted earnings per share. This change was applied prospectively and did not have a material impact on diluted earnings per share for the three and nine months ended September 30, 2017.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

January 1, 2017. We adopted this guidance prospectively in the first quarter of 2017. Our goodwill impairment test is performed annually as of October 1st, therefore the adoption had no impact to our financial statements.

Not Yet Adopted

Revenue from Contracts with Customers (Topic 606):

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," a new revenue recognition standard that provides a framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. From March to December 2016, amendments to Topic 606 were issued to clarify numerous accounting topics, including, but not limited to: (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectability criterion, (v) the application of the variable consideration guidance and modified retrospective transition method, (vi) the way in which impairment testing is performed and (vii) the disclosure requirements for revenue recognized from performance obligations. This guidance permits the use of either a full retrospective method or a modified retrospective method. This guidance will be effective for annual reporting periods beginning after December 15, 2017.

We have developed a project plan for the adoption of Topic 606 focused first on our standard service provider partner agreements. Based on our assessment to date, we do not believe Topic 606 will have a material impact on our revenue recognition policies associated with our standard service provider partner agreements. In addition, we continue to evaluate our 17 largest non-standard service provider partner agreements, including distributors of our hardware and licensees of our intellectual property. These service provider partners accounted for 61% of our revenue for the nine months ended September 30, 2017. While we have not finalized our review of these 17 non-standard service provider partners, based on our assessment to date, we have not identified any changes to date that we believe would result in a material impact on our revenue recognition policies associated with our largest non-standard service provider partners. Additionally, in the third quarter of 2017, we began assessing the impact of the adoption of Topic 606 on our subsidiaries’ service provider partner agreements.

We expect that the adoption of the new standard will change our current treatment of commissions paid to employees, which we currently expense as incurred. Under the new standard, we expect to capitalize a portion of our commission costs as an incremental cost of obtaining a contract. We currently plan to amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. The three-year period was determined based on our review of historical enhancements and upgrades to our products and services. We are currently evaluating the overall impact of adopting Topic 606 on our commission costs.

We currently plan to adopt Topic 606 on January 1, 2018, using the modified retrospective transition method. The modified retrospective transition method would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The next stages of our adoption plan will focus on (i) finalizing our review of the largest revenue service provider partners, (ii) finalizing our review of our subsidiaries’ service provider partners, (iii) assessing the quantitative impact of adopting Topic 606 and (iv) assessing the quantitative impact of capitalizing a portion of our commission costs. We plan to continue to put processes in place and to design internal controls over these processes to collect the data required for the additional disclosures required under Topic 606.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

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

Note 3. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$45,041	$33,406
Allowance for doubtful accounts	(1,448)	(1,282)
Allowance for product returns	(2,392)	(2,314)
Accounts receivable, net	$41,201	$29,810

For each of the three and nine months ended September 30, 2017, we recorded a reduction to the provision for doubtful accounts of $0.4 million. For the three and nine months ended September 30, 2016, we recorded a provision for doubtful accounts of $0.2 million and $0.4 million, respectively.

For the three and nine months ended September 30, 2017, we recorded a reserve for product returns in our hardware and other revenue of $0.6 million and $1.7 million, respectively, as compared to $0.5 million and $1.5 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 4. Inventory

The components of inventory are as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$6,673	$4,313
Finished goods	6,944	6,230
Total inventory	$13,617	$10,543

Note 5. Acquisitions

Connect and Piper Business Units from Icontrol Networks

On March 8, 2017, in accordance with the asset purchase agreement we entered into with Icontrol, on June 23, 2016, we acquired certain assets and assumed certain liabilities of the Connect line of business and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper line of business, or the Acquisition. Connect provides an interactive security and home automation platform for service providers. Piper, designs, produces and sells an all-in-one video and home automation hub. We expect the addition of new technology infrastructure, talent, key relationships and hardware devices to help accelerate our development of intelligent, data-driven smart home and business services.

The cash consideration was $148.5 million, after the estimated working capital adjustment, of which $14.5 million was deposited in escrow in accordance with the asset purchase agreement for indemnifications obligations of Icontrol stockholders and the final determination of closing working capital. We used $81.5 million of cash on hand and drew $67.0 million under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders to fund the Acquisition.

The Acquisition also included non-cash consideration. In accordance with the terms of the asset purchase agreement, we were obligated to assume the Icontrol Networks, Inc. 2013 Equity Incentive Plan and Icontrol Networks, Inc. 2003 Stock Plan, or collectively, the Icontrol Plans, and converted the 2,001,387 unvested employee stock options into 70,406 Alarm.com stock

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

options using a conversion ratio stated in the agreement to convert the original exercise price and number of options. The fair value of the unvested stock options on the date of the Acquisition was $1.7 million calculated using a Black-Scholes model with a volatility and risk-free interest rate over the expected term of the options and the closing price of the Alarm.com common stock on the date of acquisition. We applied our graded vesting accounting policy to the fair value of these assumed options and determined $1.4 million of the fair value was attributable to pre-combination services and was included as a component of total purchase consideration. The remaining $0.3 million of the fair value was determined to be attributable to post-combination services and will be recognized over the remaining service periods of the stock options.

The following table summarizes the assumptions used for estimating the fair value of stock options assumed from the Connect business unit of Icontrol:

Nine Months Ended September 30, 2017
Volatility	42.7 - 44.4%
Expected term	2.5 - 5.0 years
Risk-free interest rate	1.4 - 2.0%
Dividend rate	—%

The table below sets forth the purchase consideration and the fair value allocation of the tangible and intangible net assets acquired (in thousands):

March 8, 2017
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$148,500
Assumed stock options	1,375
Total consideration	$149,875
Estimated Tangible and Intangible Net Assets:
Cash	$211
Accounts receivable	11,421
Current assets	883
Long-term assets	4,446
Customer relationships	93,260
Developed technology	4,770
Trade name	170
Current liabilities	(1,608)
Long-term liabilities	(288)
Goodwill	36,610
Total estimated tangible and intangible net assets	$149,875

Goodwill of $36.6 million reflects the value of acquired workforce and synergies we expect to achieve from integrating support for Connect's security service providers and for the Connect platform. The goodwill will be deductible for tax purposes. We allocated goodwill to reporting units based on expected benefit from our synergies, and have allocated the goodwill to the Alarm.com segment.

The purchase price allocation for the Acquisition was finalized during the third quarter of 2017. The final fair value of the assets and liabilities related to the Acquisition reflects an increase of $0.1 million in tangible assets, net and a decrease of $0.1 million in goodwill based on working capital adjustments identified by the Company.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, the business units acquired in the Acquisition constituted a business and the assets and liabilities were recorded at their respective fair values as of March 8, 2017. We developed our estimate of the fair value of intangible net assets using a multi-period excess earnings method for customer relationships, the relief from royalty method for the developed technology and the relief from royalty method for the trade name.

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

Trade Name

We determined that there was no fair value for the Connect trade name as the largest customer for Connect had re-branded the interactive security and automation platform and marketed it under the customer's own name. We valued the other trade names acquired using a relief from royalty method. We used several assumptions in the income approach, including royalty and discount rates. We are amortizing the other trade names, valued at $0.2 million, on an attribution basis derived from the discounted cash flows of the model over an estimated useful life of three years.

Deferred Tax Asset

The equity interests in the subsidiaries we acquired provided for a carryover tax basis in goodwill and intangible assets that arose from a previous acquisition. We have recorded a deferred tax asset of $4.1 million that represents the excess of the carryover tax basis in those previously acquired goodwill and intangible assets over the fair value of goodwill and intangible assets we recorded on the date of the Acquisition.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

The table below sets forth the purchase consideration and the fair value allocation of the tangible and intangible net assets acquired (in thousands):

January 1, 2017
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$6,000

Estimated Tangible and Intangible Net Assets:
Developed technology	$3,800
Current liabilities	(58)
Goodwill	2,258
Total estimated tangible and intangible net assets	$6,000

Goodwill of $2.3 million reflects the value of acquired workforce and expected synergies from pairing ObjectVideo Labs' video analytics capabilities with our offerings. The goodwill will be deductible for tax purposes.

The purchase price allocation for the ObjectVideo Labs acquisition was finalized during the third quarter of 2017. The final fair value of the assets and liabilities related to the ObjectVideo Labs acquisition reflects an increase of $0.4 million in developed technology and a decrease of $0.4 million in goodwill as well as a corresponding change to amortization of the developed technology based on our use of the replacement cost method to value the developed technology.

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, the assets and liabilities of ObjectVideo Labs we acquired were recorded at their respective fair values as of January 1, 2017, the date of the acquisition. We developed our estimate of the fair value of intangible assets using the replacement cost method for the developed technology.

Developed Technology

Developed technology recorded separately from goodwill consists of intellectual property such as proprietary software used internally for revenue producing activities. ObjectVideo Labs proprietary software consists of source code and video analytics testing programs used internally to provide video analytics consulting services and research and development to customers and for the SaaS Alarm.com platform. We valued the developed technology by applying the replacement cost method. We used several assumptions in this cost approach, which included analyzing costs that a company would expect to incur to recreate an asset of equivalent utility. We are amortizing the developed technology, valued at $3.8 million, on a straight-line basis over an estimated useful life of two years which coincides with the rapidly developing technology of video analytics.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis, as follows (in thousands):

	Pro Forma Nine Months Ended September 30,
	2017	2016
	(unaudited)
Revenue	$261,214	$234,011
Net income / (loss)	35,380	(2,864)
Net income / (loss) per diluted share	$0.72	$(0.06)

Business Combinations in Operations

The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations in the year of acquisition as reported within the consolidated financial statements for the nine months ended September 30, 2017 (in thousands):

Nine Months Ended September 30, 2017
Revenue	$22,996
Net loss	(3,021)

For the Acquisition, we included the results of Connect's operations since its acquisition date in the Alarm.com segment and the results of Piper's operations since its acquisition date in the Other segment. We included the results of ObjectVideo Labs operations since its acquisition date in the Alarm.com segment.

Note 6. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2017	$24,723	$—	$24,723
Goodwill acquired	38,868	—	38,868
Balance as of September 30, 2017	$63,591	$—	$63,591

On January 1, 2017, we acquired ObjectVideo Labs and recorded $2.3 million of goodwill in the Alarm.com segment. On March 8, 2017, in connection with the Acquisition, we recorded $36.6 million of goodwill in the Alarm.com segment. There were no impairments of goodwill during the three and nine months ended September 30, 2017 and 2016.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2017	$3,363	$1,048	$157	$4,568
Intangible assets acquired	93,260	8,570	170	102,000
Amortization	(5,674)	(2,960)	(71)	(8,705)
Balance as of September 30, 2017	$90,949	$6,658	$256	$97,863

We recorded $3.7 million and $8.7 million of amortization related to our intangible assets for the three and nine months ended September 30, 2017, respectively, as compared to $0.4 million and $1.4 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and nine months ended September 30, 2017 and 2016.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(12,977)	$90,949	11.0
Developed technology	13,959	(7,301)	6,658	2.2
Trade name	1,084	(828)	256	3.5
Other	234	(234)	—	0.0
Total intangible assets	$119,203	$(21,340)	$97,863

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$10,666	$(7,303)	$3,363	3.8
Developed technology	5,390	(4,342)	1,048	4.1
Trade name	914	(757)	157	4.3
Other	234	(234)	—	0.0
Total intangible assets	$17,204	$(12,636)	$4,568

The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ending December 31,	Amortization
Remainder of 2017	$3,577
2018	15,219
2019	13,644
2020	12,217
2021 and thereafter	53,206
Total future amortization expense	$97,863

Note 7. Investments in Other Entities

Investments in and Loans to a Platform Partner

We have invested in the form of loans and equity investment in a platform partner which produces connected devices to provide it with the capital required to bring its devices to market and integrate them onto our connected home platform.

Based upon the level of equity investment at risk, the platform partner is a Variable Interest Entity, or VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We account for this investment under the cost method. As of September 30, 2017 and December 31, 2016, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. As of September 30, 2017 and December 31, 2016, our $1.0 million cost method investment in the platform partner was recorded in other assets in our condensed consolidated balance sheets.

Note 8. Other Assets

Patent Licenses

From time to time, we enter into agreements to license patents. The carrying value, net of amortization, was $2.6 million and $3.2 million as of September 30, 2017 and December 31, 2016 and was included in other assets. We have $4.9 million of

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

historical cost in patent licenses related to such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from three to eleven years. Amortization expense on patent licenses was $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.1 million and $0.4 million for the same periods in the prior year and was included in cost of SaaS and license revenue in our condensed consolidated statements of operations.

Loan to a Distribution Partner

In September 2016, we entered into dealer and loan agreements with a distribution partner. The dealer agreement enables the distribution partner to resell our SaaS services and hardware to their subscribers. Under the loan agreements, we agreed to loan the distribution partner up to $4.0 million, collateralized by all assets owned by the distribution partner. The advance period for the loan was amended in August 2017 and now begins each year on September 1 and ends each year on December 31. Interest on the outstanding principal accrues at a rate per annum equal to the greater of 6.0% or the Eurodollar Base Rate, or LIBOR, plus 4.0%, as determined on the first date of each annual advance period. The repayment of principal and accrued interest is due in three installments beginning in July and ending in August following the advance period. The term date of the loan is August 31, 2019, however, the borrower has the option to extend the term of the loan for two successive terms of one year each.

During the third quarter of 2017, the distribution partner repaid the entire $4.2 million balance of principal and interest due for this loan receivable under the first advance period, in accordance with the provisions of the loan. In September 2017, our distribution partner drew $1.0 million under the second advance period, which is available from September 2017 to December 2017. Subsequent to September 30, 2017 and prior to the filing of this Quarterly Report on Form 10-Q, our distribution partner drew an additional $2.0 million under the second advance period.

The loan receivable balance, which is recorded in other current assets, was $1.0 million and $3.0 million as of as of September 30, 2017 and December 31, 2016, respectively. Interest accrues on the loan receivable at 6.0% per annum as calculated at the beginning of the applicable advance period.

In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues at a rate of 8.5% per annum and requires monthly interest payments. The $3.0 million loan receivable balance was included in other assets as of September 30, 2017.

Note 9. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2017
Fair Value Measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$62,454	$—	$—	$62,454
Total	$62,454	$—	$—	$62,454
Liabilities:
Subsidiary unit awards	$—	$—	$3,051	$3,051
Contingent consideration liability from acquisition	—	—	—	—
Total	$—	$—	$3,051	$3,051

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

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

The following table summarizes the change in fair value of the Level 3 liabilities for subsidiary unit awards and contingent consideration liability from acquisition (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Subsidiary unit awards	Contingent consideration liability from acquisition	Subsidiary unit awards	Contingent consideration liability from acquisition
Beginning of period balance	$2,912	$—	$834	$40
Total (gains) losses included in earnings	139	—	1,330	(35)
Ending of period balance	$3,051	$—	$2,164	$5

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Subsidiary unit awards	Contingent consideration liability from acquisition	Subsidiary unit awards	Contingent consideration liability from acquisition
Beginning of period balance	$2,768	$—	$532	$230
Total (gains) losses included in earnings	283	—	1,632	(225)
Ending of period balance	$3,051	$—	$2,164	$5

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

The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, from our acquisition of SecurityTrax in the first quarter of 2015, will be determined based on revenue and adjusted EBITDA for the year ended

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

December 31, 2017. We estimated the fair value of the contingent consideration liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability is calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until payment in first quarter of 2018, we will remeasure the contingent consideration liability, using the same valuation approach based on our subsidiary’s revenue, an unobservable input, and we will record any changes in general and administrative expense. We did not record a liability related to this contingent consideration in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, as the fair value of the contingent consideration liability was zero.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2017 and 2016. We also monitor the value of the investments for other than temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and nine months ended September 30, 2017 and 2016.

Note 10. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable	$23,124	$18,289
Accrued expenses	4,427	5,298
Subsidiary unit awards	2,671	2,506
Other current liabilities	4,935	2,207
Accounts payable, accrued expenses and other current liabilities	$35,157	$28,300

The components of other liabilities are as follows (in thousands):

	September 30, 2017	December 31, 2016
Deferred rent	$12,478	$11,056
Other liabilities	1,550	2,501
Other liabilities	$14,028	$13,557

Note 11. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

We have a $75.0 million revolving credit facility with SVB, as administrative agent, and a syndicate of lenders that matures in November 2018, or the 2014 Facility. We have the option to increase the borrowing capacity of the 2014 Facility to $125.0 million with the consent of the lenders. The 2014 Facility is secured by substantially all of our assets, including our intellectual property.

The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) LIBOR plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate, and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, at our option. For the nine months ended September 30, 2017 and 2016, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio was less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the nine months ended September 30, 2017 and 2016, the effective interest rate on the 2014 Facility was 3.46% and 2.73%, respectively.

On March 7, 2017, we drew $67.0 million under the 2014 Facility to partially fund the Acquisition. During the three and nine months ended September 30, 2017, we repaid $0.7 million and $1.7 million, respectively, of the outstanding balance of the 2014

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

Facility. The carrying value of the 2014 Facility was $72.0 million and $6.7 million as of September 30, 2017 and December 31, 2016. Our outstanding amounts under the 2014 Facility are due at maturity in November 2018.

The 2014 Facility included a variable interest rate that approximated market rates and, as such, we determined that the carrying amount of the 2014 Facility approximated its fair value as of September 30, 2017. The 2014 Facility carried an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. The 2014 Facility contained various financial and other covenants that required us to maintain a maximum consolidated leverage ratio not to exceed 3.00:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of September 30, 2017, we were in compliance with all financial and non-financial covenants and there were no events of default.

Subsequent to September 30, 2017 and prior to the filing of this Quarterly Report on Form 10-Q, we refinanced the $72.0 million outstanding under the 2014 Facility, by entering into a new $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under the 2014 Facility. As of the date of the filing of this Quarterly Report on Form 10-Q, no additional amounts have been drawn under the 2017 Facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. The outstanding principal balance of the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.0%, plus an applicable margin based on our leverage ratio. The 2017 Facility also carries an annual unused line commitment fee of 0.20%, payable quarterly, and includes a maximum consolidated leverage ratio of 3.50:1.00.

Commitments and Contingencies

Repurchase of Subsidiary Units

In 2012, we formed a subsidiary to develop and market home and commercial energy management devices and services. We granted an award of subsidiary stock to the founder and president. The terms of the award for the founder, who is also our employee, require a payment in cash on either the third or the fourth anniversary from the date the subsidiary first makes its products and services commercially available, which was determined to be April 1, 2014. The vesting of the award is based on the subsidiary meeting certain minimum financial targets. We did not record a liability in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, as the fair value of this commitment was zero.

In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted an award of subsidiary stock to the founder and president. The vesting of the award is based upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined to be June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash from 2018 through 2020 based on collection of financed customer receivables that existed as of the valuation date. We recorded a liability of $2.7 million in accounts payable, accrued expenses and other current liabilities and $0.4 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of September 30, 2017. We recorded a liability of $2.5 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.3 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of December 31, 2016.

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

As of September 30, 2017, we have utilized the entire $9.7 million of tenant improvement allowances. Rent expense was $1.6 million and $4.5 million for the three and nine months ended September 30, 2017, respectively, as compared to $1.2 million and $3.8 million for the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

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

Letters of Credit

As of September 30, 2017 and December 31, 2016, we had no outstanding letters of credit under our 2014 Facility.

Legal Proceedings

On August 14, 2017, Alarm.com filed a lawsuit against ABS Capital Partners, Inc., ABS Partners V, LLC, ABS Partners VII, LLC, and Ralph Terkowitz in the Delaware Court of Chancery, or the Chancery Court. The complaint sought declaratory and injunctive relief preventing the defendants from using Alarm.com’s confidential information and trade secrets to compete with Alarm.com, and preventing the defendants from executing their planned transaction to invest in two companies (ipDatatel, LLC, or ipDatatel, and Resolution Products, Inc., or Resolution Products). The complaint alleged claims of breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, misappropriation of trade secrets, and misappropriation of confidential information, in connection with the defendants’ planned investment. At a hearing on August 21, 2017, the Chancery Court denied Alarm.com’s motion for expedited proceedings and a temporary restraining order enjoining ABS Capital Partner Inc.’s planned transaction with ipDatatel and Resolution Products. On September 22, 2017, Alarm.com filed an amended complaint against ABS Capital Partners, Inc., ABS Partners V, LLC, and ABS Partners VII, LLC, alleging claims for misappropriation of trade secrets and misappropriation of confidential information. The amended complaint seeks damages, declaratory relief, and injunctive relief enjoining ABS Capital Partners, Inc., ABS Partners V, LLC, and ABS Partners VII, LLC from using Alarm.com’s trade secrets and confidential information to compete with Alarm.com. On October 6, 2017, the defendants filed a motion to dismiss the lawsuit. The matter remains pending.

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary, ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from Protect America and SecureNet. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. In September 2017, Alarm.com voluntarily dismissed the amended complaint in the United States District Court for the Eastern District of Virginia and refiled a complaint against Protect America, with substantially the same allegations, in the United States District Court for the Eastern District of Texas. The Court has not yet issued a scheduling order. Protect America has not yet answered the complaint or asserted counterclaims and defenses.

On August 24, 2017, Alarm.com Incorporated and its wholly owned subsidiary, ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The complaint seeks injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the ipDatatel products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 7,956,736; 8,478,871; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from ipDatatel.  The Court has not yet issued a scheduling order. ipDatatel has not yet answered the complaint or asserted counterclaims and defenses.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review, or IPR, by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit.  In March of 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May of 2017, the PTAB issued final written decisions relating to the remaining patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint has appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, and we have cross-appealed. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, and Vivint is proceeding with its case on four of the six patents in its complaint. A trial date has not yet been scheduled. In September 2017, the U.S. Patent and Trademark Office ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request.

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

On February 9, 2016, we were sued along with one of our service provider partners in the Circuit Court for the City of Virginia Beach, Virginia by the estate of a deceased service provider partner customer alleging wrongful death, among other claims. The suit seeks a total of $7 million in compensatory damages and $350,000 in punitive damages. We filed our answer on March 22, 2016. Discovery is underway, and the matter remains pending. The Court has scheduled trial to begin on July 10, 2018.

On March 21, 2017, Taraneh Vessal filed a complaint against us and Monitronics International, Inc. in the United States District Court for the Northern District of Illinois, alleging violation of the TCPA and the Illinois Consumer Fraud and Deceptive Business Practices Act, or ICFDBA. We filed a motion to dismiss the complaint on May 12, 2017. Plaintiff filed her First Amended Complaint on June 2, 2017, alleging similar violations of the TCPA and ICFDBA. We filed a motion to dismiss the First Amended Complaint on June 16, 2017, and Plaintiff filed her response on July 31, 2017. We filed our reply on August 21, 2017. On October 18, 2017, the Court granted our motion to dismiss the claims with respect to violations of the ICFDBA without prejudice, but allowed the claims with respect to the TCPA to proceed. Discovery has commenced, and the matter remains pending. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

In September 2014, Icontrol, filed a Complaint in the United States District Court, District of Delaware, asserting that Zonoff Inc., or Zonoff, infringes certain U.S. Patents owned by Icontrol, all of which are now owned by Alarm.com through a subsidiary. In November, 2015, Icontrol filed a second lawsuit, also in the United States District Court, District of Delaware, alleging that Zonoff infringes additional U.S. Patents owned by Icontrol, now owned by Alarm.com through a subsidiary. The Court held a claim construction hearing in the first case on March 14, 2016 and consolidated the cases on August 1, 2016. Zonoff has not filed any proceedings at the United States Patent Office, or asserted any counterclaims. Because Zonoff has ceased business operations, Court has declined to enter a schedule for the remainder of the case.

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March, 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September, 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review of the patents-in-suit before the PTAB. Proceedings as to one of the patents in suit has been instituted. The PTAB has rejected the remaining applications for inter partes review, and SecureNet has appealed the rejection as to one of the patents in suit. The Court has scheduled a claim construction hearing for March 20, 2018 and commencement of trial on February 4, 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

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

Note 12. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales and marketing	$181	$130	$359	$422
General and administrative	584	444	1,908	907
Research and development	1,141	512	2,867	1,551
Total stock-based compensation expense	$1,906	$1,086	$5,134	$2,880

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and assumed options	$939	$1,030	$3,005	$2,787
Restricted stock units	936	34	2,029	34
Restricted stock awards	—	—	19	—
Employee stock purchase plan	31	22	81	59
Total stock-based compensation expense	$1,906	$1,086	$5,134	$2,880
Tax benefit from stock-based awards	$6,059	$2,221	$11,645	$2,680

We granted 8,050 and 245,600 stock options pursuant to our 2015 Equity Incentive Plan during the three and nine months ended September 30, 2017, respectively, as compared to 12,600 and 588,900 stock options for the same periods in the prior year. There were 425,376 and 943,797 stock options exercised during the three and nine months ended September 30, 2017, respectively, as compared to 241,165 and 321,286 for the same periods in the prior year. We granted 40,150 and 367,350 restricted stock units during the three and nine months ended September 30, 2017, respectively, as compared to 25,640 restricted stock units for each of the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

Note 13. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share, or EPS, are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$15,103	$2,567	$28,931	$7,178
Less: income allocated to participating securities	(6)	(3)	(14)	(10)
Net income attributable to common stockholders (A)	$15,097	$2,564	$28,917	$7,168
Weighted average common shares outstanding — basic (B)	46,886,345	45,716,961	46,520,469	45,615,399
Dilutive effect of stock options, RSUs and RSAs	2,373,356	2,602,991	2,553,810	2,125,966
Weighted average common shares outstanding — diluted (C)	49,259,701	48,319,952	49,074,279	47,741,365
Net income per share:
Basic (A/B)	$0.32	$0.06	$0.62	$0.16
Diluted (A/C)	$0.31	$0.05	$0.59	$0.15

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding because the effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	189,117	112,350	318,917	132,350
RSAs	192	—	192	—
RSUs	—	25,640	39,350	25,640
Common stock subject to repurchase	16,716	34,678	16,716	34,678

Participating securities are composed of certain stock options granted under the 2015 Equity Incentive Plan, and previously granted under the 2009 Equity Incentive Plan, that may be exercised before the options have vested. Unvested shares have a non-forfeitable right to dividends. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The common stock subject to repurchase is no longer classified as participating securities when shares revert to common stock outstanding as the awards vest and our repurchase right lapses.

Note 14. Significant Service Provider Partners

During the three and nine months ended September 30, 2017, our 10 largest revenue service provider partners accounted for 60% of our revenue, as compared to 60% and 61% for the same periods in the prior year. One of our service provider partners individually represented greater than 10% but not more than 15% of our revenue for the three months ended September 30, 2017. One of our service provider partners individually represented greater than 15% but not more than 20% of our revenue for the three months ended September 30, 2017. Two of our service provider partners individually represented greater than 10% but not more than 15% of our revenue for the nine months ended September 30, 2017. One of our service provider partners individually represented greater than 10% but not more than 15% of our revenue for the three and nine months ended September 30, 2016.

One individual service provider partner represented more than 10% of accounts receivable as of September 30, 2017. No individual service provider partner represented more than 10% of accounts receivable as of December 31, 2016.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

Note 15. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision were recorded in the period incurred.

Our effective income tax rate was (49.8)% and (45.0)% for the three and nine months ended September 30, 2017, respectively, as compared to 12.2% and 29.0% for the same periods in the prior year. Our effective tax rate was below the statutory rate primarily due to recognizing the tax windfall benefits from employee stock-based payment transactions through the income statement provision for income taxes in the period incurred, as well as the research and development tax credits claimed, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses. We adopted the accounting provision that simplified the tax for employee-stock based exercises in the first quarter of 2017. Prior to adoption of the new accounting provision, tax windfall benefits were required to be recorded in additional paid-in capital.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of September 30, 2017 and December 31, 2016. Accordingly, we have not recorded a valuation allowance as of September 30, 2017 and December 31, 2016.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. There was no net change recorded to the unrecognized tax benefit related to research and development tax credits for the three months ended September 30, 2017. We recorded an unrecognized tax benefit of $0.2 million for research and development tax credits claimed during the nine months ended September 30, 2017. For the three and nine months ended September 30, 2017, we recorded interest for the period on prior year research and development tax credits we claimed. As of September 30, 2017 and December 31, 2016, we had accrued less than $0.1 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We are not aware of any events that make it reasonably possible that there would be a significant change in our unrecognized tax benefits over the next 12 months. Our cumulative liability for uncertain tax positions was $0.9 million and $0.7 million as of September 30, 2017 and December 31, 2016, respectively, and if recognized, would reduce our income tax expense and the effective tax rate.

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

Our Alarm.com segment represents our cloud-based platform for the intelligently connected property and related solutions that contributed 94% of our revenue for the three and nine months ended September 30, 2017 and 2016. Our Other segment is focused on researching, developing and offering home and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017 and 2016

Management evaluates the performance of its segments and allocates resources to them based on operating income as compared to prior periods and current performance levels. The reportable segment operational data is presented in the table below (in thousands):

	Three Months Ended September 30, 2017
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$85,287	$6,311	$(794)	$(842)	$89,962
Operating income	12,500	(2,095)	(11)	7	10,401

	Three Months Ended September 30, 2016
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$64,420	$5,355	$(700)	$(1,229)	$67,846
Operating income	4,930	(2,024)	(62)	(9)	2,835

	Nine Months Ended September 30, 2017
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$237,137	$16,198	$(1,939)	$(1,252)	$250,144
Operating income	27,903	(7,302)	(68)	249	20,782

	Nine Months Ended September 30, 2016
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Revenue	$182,205	$13,289	$(2,040)	$(2,142)	$191,312
Operating income	16,173	(6,259)	(188)	178	9,904

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of September 30, 2017	$355,516	$19,142	$—	$—	$374,658
Assets as of December 31, 2016	246,798	14,447	—	—	261,245

We derived substantially all revenue from North America for the three and nine months ended September 30, 2017 and 2016. Substantially all of our long-lived assets were located in North America as of September 30, 2017 and December 31, 2016.

Note 17. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. On December 11, 2015, we purchased an additional 9,290 common units of the same company for $0.2 million, which did not change our proportional share of ownership interest. We account for this investment using the equity method. We recorded $0.1 million and $0.6 million of cost of hardware and other revenue in connection with this installation partner for the three and nine months ended September 30, 2017, respectively, as compared to $0.2 million and $0.9 million for the same periods in the prior year. As of September 30, 2017 and December 31, 2016, the accounts payable balance to our installation partner was less than $0.1 million and $0.1 million. In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2018. We recorded less than $0.1 million of interest income related to this note receivable for the three and nine months ended September 30, 2017 and 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K filed on March 16, 2017 with the Securities and Exchange Commission, or the SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our solutions are delivered through an established network of over 6,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. Our service provider partners have indicated that they typically have three to five year service contracts with home or business owners, whom we call subscribers. We believe that the length of these contracts, combined with our robust SaaS platform and over a decade of operating experience, contribute to a compelling business model. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include gateway modules and other connected devices that enable our services, such as video cameras and smart thermostats.

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

Highlights of Third Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service providers who resell our services and pay us monthly fees. Our service providers sell, install and support Alarm.com solutions that enable home and business owners to intelligently secure, connect, control and automate their properties. Our service providers have indicated that they typically have three to five year service contracts with home or business owners, whom we call subscribers. We derive a portion of our revenue from licensing our intellectual property to service providers on a per customer basis. We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our newly-acquired Connect platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. SaaS and license revenue represented 69% and 66% of our revenue in the third quarter of 2017 and 2016 and 68% and 66% of our revenue for the first nine months of 2017 and 2016.

We also generate revenue from the sale of hardware, including cellular radio modules, video cameras, image sensors, thermostats and other peripherals, that enables our solutions. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 31% and 34% of our revenue in the third quarter of 2017 and 2016 and 32% and 34% of our revenue in the first nine months of 2017 and 2016. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

We believe there is significant opportunity to expand our international business, as approximately 1% percent of our total revenue in the first nine months of 2017 originated from customers located outside of North America. Our products are currently localized and available in 32 countries outside of North America.

Highlights of our financial performance for the periods covered in this report include:

•
SaaS and license revenue increased 39% to $61.9 million in the third quarter of 2017, from $44.6 million in the third quarter of 2016. SaaS and license revenue increased 35% to $171.1 million in the first nine months of 2017, from $126.7 million in the first nine months of 2016.

•
Revenue increased 33% to $90.0 million in the third quarter of 2017, from $67.8 million in the third quarter of 2016. Revenue increased 31% to $250.1 million in the first nine months of 2017, from $191.3 million in the first nine months of 2016.

•
Net income increased to $15.1 million in the third quarter of 2017, from $2.6 million in the third quarter of 2016. Net income increased to $28.9 million in the first nine months of 2017, from $7.2 million in the first nine months of 2016.

•
Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $19.5 million in the third quarter of 2017, from $11.8 million in the third quarter of 2016. Adjusted EBITDA increased to $49.5 million in the first nine months of 2017, from $34.7 million in the first nine months of 2016.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with generally accepted accounting principles in the United States, or GAAP, for the third quarter and the first nine months of 2017 and 2016.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies and include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SaaS and license revenue	$61,924	$44,630	$171,078	$126,652
Adjusted EBITDA	19,478	11,821	49,462	34,723

			Twelve Months Ended September 30,
			2017	2016
SaaS and license revenue renewal rate			93%	94%

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

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the third quarter and first nine months of 2017 and 2016.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development, and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 507 employees as of January 1, 2016 to 785 employees as of September 30, 2017, and we expect to continue to hire new employees to support future growth of our business.

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

The number of employees in sales and marketing functions grew from 188 as of January 1, 2016 to 249 as of September 30, 2017. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis and remain relatively flat as a percentage of our total revenue in the short term. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs, trade shows and training to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions.

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

The number of employees in general and administrative functions grew from 58 as of January 1, 2016 to 93 as of September 30, 2017. Excluding intellectual property litigation and acquisition-related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other regulations governing public companies. Under the JOBS Act, our auditors are not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the end of the fiscal year ending December 31, 2017, at which time we will no longer qualify as an “emerging growth company” as defined in the JOBS Act because we will qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates. Compliance with 404 of the Sarbanes-Oxley Act will result in additional external audit fees and consulting fees. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property, as well as acquisition-related costs associated with the acquisition of the Connect and Piper business units from Icontrol, which closed on March 8, 2017, which we refer to as the Acquisition, and the integration of the Connect and Piper business units.

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

The number of employees in research and development functions grew from 261 as of January 1, 2016 to 443 as of September 30, 2017. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platform and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platform to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our revolving credit facility, or the 2014 Facility, with Silicon Valley Bank, or SVB, as administrative agent, and a syndicate of lenders. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes, including financing the Acquisition and other acquisitions as permitted under the terms of the 2014 Facility. Interest expense is expected to increase in upcoming periods as we have utilized the 2014 Facility for the Acquisition.

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

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenue:
SaaS and license revenue	$61,924	69%	$44,630	66%	$171,078	68%	$126,652	66%
Hardware and other revenue	28,038	31	23,216	34	79,066	32	64,660	34
Total revenue	89,962	100	67,846	100	250,144	100	191,312	100
Cost of revenue(1):
Cost of SaaS and license revenue	9,545	11	7,787	11	26,137	10	21,779	11
Cost of hardware and other revenue	22,288	25	18,579	27	62,166	25	50,886	27
Total cost of revenue	31,833	35	26,366	39	88,303	35	72,665	38
Operating expenses(2):
Sales and marketing	10,426	12	10,705	16	32,639	13	29,532	15
General and administrative	12,974	14	14,804	22	41,799	17	42,124	22
Research and development	19,257	21	11,477	17	53,840	22	32,224	17
Amortization and depreciation	5,071	6	1,659	2	12,781	5	4,863	3
Total operating expenses	47,728	53	38,645	57	141,059	56	108,743	57
Operating income	10,401	12	2,835	4	20,782	8	9,904	5
Interest expense	(658)	(1)	(49)	—	(1,548)	(1)	(137)	—
Other income, net	342	—	139	—	716	—	338	—
Income before income taxes	10,085	11	2,925	4	19,950	8	10,105	5
(Benefit from) / provision for income taxes	(5,018)	(6)	358	1	(8,981)	(4)	2,927	2
Net income	$15,103	17%	$2,567	4%	$28,931	12%	$7,178	4%
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense data:
Sales and marketing	$181	$130	$359	$422
General and administrative	584	444	1,908	907
Research and development	1,141	512	2,867	1,551
Total stock-based compensation expense	$1,906	$1,086	$5,134	$2,880

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	17%	15%	17%
Cost of hardware and other revenue as a percentage of hardware and other revenue	79%	80%	79%	79%
Total cost of revenue as a percentage of total revenue	35%	39%	35%	38%

Comparison of Three and Nine Months Ended September 30, 2017 to September 30, 2016

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented:

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016

Revenue:
SaaS and license revenue	$61,924	$44,630	39%	$171,078	$126,652	35%
Hardware and other revenue	28,038	23,216	21	79,066	64,660	22
Total revenue	$89,962	$67,846	33%	$250,144	$191,312	31%

The $22.1 million increase in total revenue for the third quarter of 2017 compared to the third quarter of 2016 was the result of a $17.3 million, or 39%, increase in our SaaS and license revenue and a $4.8 million, or 21%, increase in our hardware and other revenue. The increase in our Alarm.com segment SaaS and license revenue for the third quarter of 2017 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2016 and due to service providers and their subscribers on our newly-acquired Connect software platform. To a lesser extent, SaaS and license revenue increased in the third quarter of 2017 due to an increase in license fees. The increase in hardware and other revenue for the third quarter of 2017 compared to the third quarter of 2016 was primarily due to an increase in the volume of video cameras sold including several new product offering releases, and due to increases in volume of other peripherals sold during the period including the system enhancement module. Our Other segment contributed 4% of the increase in SaaS and license revenue and 13% of the increase in hardware and other revenue for the third quarter of 2017 compared to 2016. The increase in SaaS and license revenue for our Other segment for the third quarter of 2017 was from our remote access management solution and our energy management and demand response solutions. The increase in hardware and other revenue for our Other segment for the third quarter of 2017 was primarily due to an increase in video cameras sold and hardware sold to support our remote access management solution.

The $58.8 million increase in total revenue for the first nine months of 2017 compared to the first nine months of 2016 was the result of a $44.4 million, or 35%, increase in our SaaS and license revenue and a $14.4 million, or 22%, increase in our hardware and other revenue. The increase in our Alarm.com segment SaaS and license revenue for the first nine months of 2017 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2016 and due to service providers and their subscribers on our newly-acquired Connect software platform. To a lesser extent, SaaS and license revenue increased in the period due to an increase in license fees. The increase in hardware and other revenue for the first nine months of 2017 compared to the first nine months of 2016 was due to an increase in the volume of video cameras sold including several new product offering releases, and due to increases in volume of other peripherals sold including the system enhancement module. Our Other segment contributed 6% of the increase in SaaS and license revenue and 9% of the increase in hardware and other revenue for the first nine months of 2017 compared to 2016. The increase in SaaS and license revenue for our Other segment for the first nine months of 2017 was from our remote access management solution and our energy management and demand response solutions. The increase in hardware and other revenue for our Other segment was primarily due to an increase in video cameras sold and hardware sold to support our remote access management solution.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016

Cost of revenue(1):
Cost of SaaS and license revenue	$9,545	$7,787	23%	$26,137	$21,779	20%
Cost of hardware and other revenue	22,288	18,579	20	62,166	50,886	22
Total cost of revenue	$31,833	$26,366	21%	$88,303	$72,665	22%
% of total revenue	35%	39%		35%	38%
_______________

(1)	Excludes amortization and depreciation.

The $5.5 million increase in cost of revenue for the third quarter of 2017 compared to the third quarter of 2016 was the result of a $1.8 million, or 23%, increase in cost of SaaS and license revenue and a $3.7 million, or 20%, increase in cost of hardware and other revenue. The $15.6 million increase in cost of revenue for the first nine months of 2017 compared to the first nine months of 2016 was the result of a $4.3 million or 20%, increase in cost of SaaS and license revenue and a $11.3 million, or 22%, increase in cost of hardware and other revenue. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operating centers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% and 17% for the third quarter of 2017 and 2016 and 15% and 17% for the first nine months of 2017 and 2016. The decrease in cost of sales relative to our revenue growth was due to the achievement of economies of scale related to the growth in our subscriber base including the addition of the subscribers of our newly-acquired Connect software platform, which has a higher gross margin profile but lower revenue per subscriber. The increase in cost of hardware and other revenue related primarily to our increase in hardware and other revenue. The decrease in cost of hardware as a percentage of hardware and other revenue is a reflection of the mix of product sales during the periods. Cost of hardware and other revenue as a percentage of hardware and other revenue was 79% and 80% for the third quarter of 2017 and 2016, and 79% and 79% for the first nine months of 2017 and 2016.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016

Sales and marketing	$10,426	$10,705	(3)%	$32,639	$29,532	11%
% of total revenue	12%	16%		13%	15%

The decrease in sales and marketing expense of $0.3 million for the third quarter of 2017 compared to the third quarter of 2016 was primarily due to a decrease in marketing expense partially offset by an increase in employee headcount in 2017. Our marketing expense for our Alarm.com segment decreased $1.6 million primarily due to a marketing initiative we undertook in the third quarter of 2016 which did not recur in the third quarter of 2017. This decrease is partially offset by the increase in headcount for our sales force, service provider partner support team and marketing team to support our growth and for international expansion. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $0.8 million for the third quarter of 2017. Sales and marketing expense from our Other segment increased by $0.4 million in the third quarter of 2017 due to a $0.2 million increase in expenses related to use of consultants to support our growth. In addition, our Other segment marketing costs increased by $0.2 million compared to the third quarter of 2016. Sales and marketing expense as a percent of total revenue was 12% and 16% for the third quarter of 2017 and 2016, respectively, a decrease of 4%.

The increase in sales and marketing expense of $3.1 million for the first nine months of 2017 compared to the same period in 2016 was primarily due to increases in headcount for our sales force, service provider partner support team and marketing team, as well as expenses related to use of consultants to support our growth and for international expansion and marketing initiatives. As a result, our personnel and related costs for our Alarm.com segment increased by $3.1 million for the first nine months of 2017. This increase is partially offset by the $1.6 million decrease in marketing expense for our Alarm.com segment due to a marketing initiative we undertook in the third quarter of 2016 which did not recur in the third quarter of 2017. Sales and marketing expense from our Other segment increased by $1.6 million in the first nine months of 2017 due to an increase in employee headcount and associated personnel and related costs as well as expenses related to the use of consultants to support our growth. Sales and marketing expense as a percent of total revenue was 13% and 15% for the first nine months of 2017 and 2016, a decrease of 2%. The overall number of employees in our sales and marketing teams increased from 211 as of September 30, 2016 to 249 as of September 30, 2017.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016

General and administrative	$12,974	$14,804	(12)%	$41,799	$42,124	(1)%
% of total revenue	14%	22%		17%	22%

The $1.8 million decrease in general and administrative expense for the third quarter of 2017 compared to the third quarter of 2016 was primarily due to a $3.0 million decrease in acquisition-related expenses related to the Acquisition, which closed on March 8, 2017, in addition to a $1.1 million decrease in legal expenses related to ongoing intellectual property litigation within our Alarm.com segment. These decreases for our Alarm.com segment were partially offset by a $1.0 million increase in expense for external consultants to support our growth and compliance with the regulations governing public companies as well as an increase of $0.9 million in personnel and related costs due to an increase in employee headcount to support our operational growth and from the addition of the Connect and ObjectVideo Labs teams. General and administrative expense from our Other segment decreased by $0.7 million for the third quarter of 2017 compared to the third quarter of 2016 primarily due to a $0.8 million decrease in personnel and related costs as a result of a $1.2 million adjustment during the third quarter of 2016 to increase the fair value of subsidiary stock awards granted to the employees of one of our subsidiaries.

The $0.3 million decrease in general and administrative expense for the first nine months of 2017 compared to the first nine months of 2016 was due in part to a $6.7 million decrease in legal expenses related to ongoing intellectual property litigation within our Alarm.com segment as well as a $1.0 million decrease in acquisition-related expenses related to the Acquisition. These decreases were partially offset by a $4.4 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth and from the addition of the Connect and ObjectVideo Labs teams. In addition, there was a $1.1 million increase in expense for external consultants within our Alarm.com segment to support our growth and compliance with the regulations governing public companies as well as a $0.8 million increase in rent expense. General and administrative expenses from our Other segment decreased by $0.6 million for the first nine months of 2017 compared to the first nine months of 2016 primarily due to a $0.7 million decrease in personnel and related costs primarily as a result of a $1.2 million adjustment during the third quarter of 2016 to increase the fair value of subsidiary stock awards granted to the employees of one of our subsidiaries.

The overall number of employees in general and administrative functions increased from 64 as of September 30, 2016 to 93 as of September 30, 2017.

Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016

Research and development	$19,257	$11,477	68%	$53,840	$32,224	67%
% of total revenue	21%	17%		22%	17%

The $7.8 million increase in research and development expense for the third quarter of 2017 compared to the third quarter of 2016 was primarily due to an increase in headcount of employees in research and development functions to continue to innovate and enhance our platform capabilities for both our residential and commercial subscribers. In addition, we continue to develop our suite of enterprise tools geared toward enabling our service provider partners to grow their business. Our personnel and related costs for our Alarm.com segment increased by $5.6 million for the third quarter of 2017 which was due in part to the addition of employees from the Connect and ObjectVideo Labs teams. In addition, expense for external consultants and information technology to support our research and development personnel increased by $1.0 million in the third quarter of 2017. Research and development expense from our Other segment increased by $0.7 million for the third quarter of 2017 compared to the third quarter of 2016, primarily due to a $0.6 million increase in personnel and related expense due to the addition of employees from the Piper team in the first quarter of 2017 and a $0.1 million increase in expense for external consultants.

The $21.6 million increase in research and development expense for the first nine months of 2017 compared to the first nine months of 2016 was primarily due to an increase in headcount of employees and the addition of employees as a result of our recent acquisitions in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $14.8 million for the first nine months of 2017 compared to the first nine months of 2016. In addition, expense for external consultants and information technology to support our research and development personnel increased $2.6 million in the first nine months of 2017. Research and development expense from our Other segment increased by $2.0 million for the first nine months of 2017 compared to the first nine months of 2016, due to a $1.1 million increase in personnel and related expense and a $0.3 million increase in expense for external consultants. The overall number of employees in research and development functions increased from 304 as of September 30, 2016 to 443 as of September 30, 2017.

Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016

Amortization and depreciation	$5,071	$1,659	206%	$12,781	$4,863	163%
% of total revenue	6%	2%		5%	3%

The $3.4 million and $7.9 million increase in amortization and depreciation for the third quarter and first nine months of 2017 compared to the same periods of 2016 was primarily due to the customer relationships, developed technology and trade name intangibles acquired from the Acquisition and the ObjectVideo Labs acquisition in the first quarter of 2017.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016

Interest expense	$(658)	$(49)	1,243%	$(1,548)	$(137)	1,030%
% of total revenue	(1)%	—%		(1)%	—%

Interest expense increased $0.6 million and $1.4 million from the third quarter and first nine months of 2017 to the same periods of 2016 due to interest incurred on the additional $67.0 million drawn under the 2014 Facility during the first quarter of 2017 to fund the Acquisition.

Other Income, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016

Other income, net	$342	$139	146%	$716	$338	112%
% of total revenue	—%	—%		—%	—%

Included in other income, net for the third quarter and first nine months of 2017 was interest income earned on our cash balance and interest income earned on notes receivable partially offset from a loss from an equity method investment that is in the start-up phase of its operations.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016

(Benefit from) / provision for income taxes	$(5,018)	$358	(1,502)%	$(8,981)	$2,927	(407)%
% of total revenue	(6)%	1%		(4)%	2%

Our effective tax rate was (49.8)% and (45.0)% for the third quarter and first nine months of 2017, respectively, compared to 12.2% and 29.0% for the same periods in the prior year. The decrease in the effective tax rate was primarily related to recognizing the tax windfall benefits from the exercise of employee stock options through the income statement provision for income taxes in the period incurred. We adopted the accounting provision that simplified the tax for employee stock-based payment transactions in the first quarter of 2017. Accordingly, previous tax windfall benefits were required to be recorded in additional paid-in-capital.

Additionally, our benefit from income taxes increased due to our 2016 research and development tax credit study that was finalized during the second quarter of 2017, resulting in a higher 2016 and 2017 tax credit benefit than we had been previously recording.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platform for the intelligently connected property solutions that contributed 94% of our revenue for the third quarter of 2017 and 2016. Our Other segment is focused on researching, developing and offering home and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

On March 8, 2017, we completed the Acquisition. Connect provides an interactive security and home automation software platform for service providers. Piper designs, produces and sells an all-in-one video and home automation hub. Piper currently operates both a retail do-it-yourself product business and a channel oriented business. On January 1, 2017, we completed the acquisition of ObjectVideo Labs from ObjectVideo, Inc., or ObjectVideo. ObjectVideo was a pioneer in the fields of video analytics and computer vision with technology that extracted meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification. We anticipate that the ObjectVideo Labs engineering team's capabilities and expertise will accelerate our research and development of video services and video analytic applications. Connect's and ObjectVideo Labs' financial results from the closing of the respective acquisitions through September 30, 2017 are included in the Alarm.com segment. Piper's financial results from the closing of the acquisition through September 30, 2017 are included in the Other segment.

Our Alarm.com segment grew from 424 employees as of January 1, 2016 to 707 employees as of September 30, 2017. Our Other segment decreased from 83 employees as of January 1, 2016 to 78 employees as of September 30, 2017. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended September 30,
	2017		2016
	Revenue	Operating expenses	Revenue	Operating expenses
Alarm.com	$85,287	$43,221	$64,420	$34,557
Other	6,311	4,507	5,355	4,088
Intersegment Alarm.com	(794)	—	(700)	—
Intersegment Other	(842)	—	(1,229)	—
Total	$89,962	$47,728	$67,846	$38,645

	Nine Months Ended September 30,
	2017		2016
	Revenue	Operating expenses	Revenue	Operating expenses
Alarm.com	$237,137	$127,555	$182,205	$98,173
Other	16,198	13,504	13,289	10,570
Intersegment Alarm.com	(1,939)	—	(2,040)	—
Intersegment Other	(1,252)	—	(2,142)	—
Total	$250,144	$141,059	$191,312	$108,743

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. As a result of the Acquisition during the first quarter of 2017, we updated certain of our critical accounting policies. See

Note 2 to our condensed consolidated financial statements for more information. Except as disclosed in Note 2, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K filed on March 16, 2017 with the SEC.

Recently Issued Accounting Standards

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, which is current assets minus current liabilities, for the periods indicated (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$84,640	$140,634
Accounts receivable, net	41,201	29,810
Working capital	106,106	150,485

Our cash and cash equivalents as of September 30, 2017 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of September 30, 2017, we had $84.6 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.

On March 8, 2017, we completed the Acquisition and the cash consideration was $148.5 million. We used $81.5 million of cash on hand and drew $67.0 million under the 2014 Facility to fund the Acquisition.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final three months of fiscal year 2017, we expect our capital expenditure requirements to be approximately $0.7 million, including approximately $0.2 million anticipated to be incurred for leasehold improvements related to the continued expansion of our corporate headquarters. Our landlord has provided for a total of $9.7 million of tenant improvement allowances, all of which we have used as of June 30, 2017. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our current stockholders.

Sources of Liquidity

To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. We have raised $125.8 million in net cash, primarily from our initial public offering, or IPO, and also the sale of our preferred stock and to a lesser extent, from the proceeds of sales of common stock and stock option exercises.

Our 2014 Facility is a revolving credit facility with SVB as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. The 2014 Facility is available to us to refinance existing debt and for general corporate and working capital purposes including acquisitions, and has a current borrowing capacity of $75.0 million. We have the option to increase the borrowing capacity of the 2014 Facility to $125.0 million with the consent of the lenders. We used $67.0 million of borrowing capacity to finance the Acquisition.

As of September 30, 2017, $72.0 million was outstanding under the 2014 Facility, no letters of credit were utilized and $3.0 million remained available for borrowing under the 2014 Facility. The 2014 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions. The 2014 Facility is secured by substantially all of our assets, including our intellectual property. As of September 30, 2017, we were in compliance with all covenants under the 2014 Facility. Our outstanding amounts under the 2014 Facility are due at maturity in November 2018.

Subsequent to September 30, 2017 and prior to the filing of this Quarterly Report on Form 10-Q, we refinanced the $72.0 million outstanding under the 2014 Facility, by entering into a new $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under 2014 Facility. As of the date of the filing of this Quarterly Report on Form 10-Q, no additional amounts have been drawn under the 2017 Facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. The 2014 Facility and 2017 Facility are discussed in more detail below under “Debt Obligations.”

Historical Cash Flows

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities	$38,545	$11,531
Cash flows used in investing activities	(162,983)	(5,481)
Cash flows from financing activities	68,444	642

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the first nine months of 2017, cash flows from operating activities were $38.5 million, an increase of $27.0 million from the first nine months of 2016, as the result of a $21.8 million increase in net income, a $3.4 million increase in non-cash items and a $1.8 million reduction in cash used by operating assets and liabilities.

The $3.4 million increase in non-cash items was due in part to (i) a $7.9 million increase in amortization and depreciation primarily due to the additional amortization of customer relationships, developed technology and trade name intangibles acquired from the Acquisition and the ObjectVideo Labs acquisition in the first quarter of 2017, and (ii) a $2.3 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during the nine months ended September 30, 2017. These increases are partially offset by a $6.7 million change in deferred income taxes primarily due to: (i) an increase in research and development tax credits, (ii) an increase in stock-based compensation expense and an increase in acquisition-related expense during the nine months ended September 30, 2017.

The $1.8 million reduction in cash used by operating activities was primarily due to a reduction in the change in the accounts receivable balance of $8.0 million, net of reserves and net of $11.4 million of acquired accounts receivable, due to the growth in our subscriber base and the timing of service provider payments. This reduction in cash used by operating activities was partially offset by a $5.1 million increase in the change in other assets primarily due to a tax receivable recorded during the nine months ended September 30, 2017 resulting from (i) an increase in research and development tax credits and (ii) an increase in the tax windfall benefit from stock options. In the first quarter of 2017, we adopted the accounting guidance for simplification of employee stock-based payments and retrospectively presented the cash flows related to tax windfall benefits as operating activities. The tax windfall benefit under previous guidance was recorded in additional paid-in capital.

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

For the first nine months of 2017, our cash flows used in investing activities was $163.0 million as compared to $5.5 million for the first nine months of 2016. The $157.5 million increase in cash used in investing activities was primarily due to our payment of $154.3 million, net of cash acquired, for our acquisitions in the first quarter of 2017. In addition, we issued $5.0 million in loans to distribution partners in the first nine months of 2017, which did not occur in the first nine months of 2016. These increases in cash used in investing activities were partially offset by a $1.6 million increase in receipts of payments on notes receivable in the first nine months of 2017 as compared to the first nine months of 2016.

Financing Activities

Cash generated by financing activities includes borrowings under our credit facility, and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan.

For the first nine months of 2017, cash flows from financing activities was $68.4 million compared to $0.6 million for the first nine months of 2016. The $67.8 million increase in cash flows from financing activities was primarily due to the $67.0 million of proceeds from the 2014 Facility for the Acquisition in March, partially offset by repayments of $1.7 million under the 2014 Facility.

Contractual Obligations

The following table presents aggregate information about our material contractual obligations and the periods in which those future payments were due as of September 30, 2017. Future events could cause actual payments to differ from these estimates. As of September 30, 2017, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt:
Principal payments	$—	$72,000	$—	$—	$72,000
Interest payments	2,547	272	—	—	2,819
Unused line fee payments	6	1	—	—	7
Operating lease commitments	6,432	11,152	10,060	17,959	45,603
Other current liabilities[1]	2,671	—	—	—	2,671
Other long-term liabilities	—	824	420	306	1,550
Total contractual obligations	$11,656	$84,249	$10,480	$18,265	$124,650
_______________

(1)	Represents the current portion of our liability to repurchase subsidiary unit awards for our professional residential property management and vacation rental management subsidiary.

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

Letters of Credit

As of September 30, 2017, we had no outstanding letters of credit under our 2014 Facility.

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

Debt Obligations

We have a $75.0 million revolving credit facility with SVB, as administrative agent, and a syndicate of lenders that matures in November 2018, or the 2014 Facility. We have the option to increase the borrowing capacity of the 2014 Facility to $125.0 million with the consent of the lenders. The 2014 Facility is secured by substantially all of our assets, including our intellectual property.

The outstanding principal balance on the 2014 Facility accrues interest at a rate equal to either (1) the Eurodollar Base Rate, or LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the higher of (a) the Wall Street Journal prime rate, and (b) the Federal Funds rate plus 0.50% plus an applicable margin based on our consolidated leverage ratio, at our option. For the nine months ended September 30, 2017 and 2016, we elected for the outstanding principal balance to accrue interest at LIBOR plus 2.00%, LIBOR plus 2.25%, and LIBOR plus 2.50% when our consolidated leverage ratio was less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, and greater than or equal to 2.00:1.00, respectively. For the nine months ended September 30, 2017 and 2016, the effective interest rate on the 2014 Facility was 3.46% and 2.73%, respectively.

On March 7, 2017, we drew $67.0 million under the 2014 Facility to partially fund the Acquisition. During the three and nine months ended September 30, 2017, we repaid $0.7 million and $1.7 million, respectively, of the outstanding balance of the 2014 Facility. The carrying value of the 2014 Facility was $72.0 million and $6.7 million as of September 30, 2017 and December 31, 2016. Our outstanding amounts under the 2014 Facility are due at maturity in November 2018.

The 2014 Facility included a variable interest rate that approximated market rates and, as such, we determined that the carrying amount of the 2014 Facility approximated its fair value as of September 30, 2017. The 2014 Facility carried an unused line commitment fee of 0.20% to 0.25% depending on our consolidated leverage ratio. The 2014 Facility contained various financial and other covenants that required us to maintain a maximum consolidated leverage ratio not to exceed 3.00:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of September 30, 2017, we were in compliance with all financial and non-financial covenants and there were no events of default.

Subsequent to September 30, 2017 and prior to the filing of this Quarterly Report on Form 10-Q, we refinanced the $72.0 million outstanding under the 2014 Facility, by entering into a new $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under the 2014 Facility. As of the date of the filing of this Quarterly Report on Form 10-Q, no additional amounts have been drawn under the 2017 Facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. The outstanding principal balance of the 2017 Facility accrues interest at a rate equal to, at Alarm.com’s option, either (1) the LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50% or (c) LIBOR plus 1.0%, plus an applicable margin based on our leverage ratio. The 2017 Facility also carries an annual unused line commitment fee of 0.20%, payable quarterly, and includes a maximum consolidated leverage ratio of 3.50:1.00.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense and other income, net, provision for income taxes, amortization and depreciation, stock-based compensation expense, acquisition-related expense and legal costs incurred in connection with non-ordinary course litigation, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Included in the litigation expense in the table below is $0.2 million and $0.4 million of expense we incurred in the three and nine months ended September 30, 2016, respectively, prior to adjusting this measure for a non-ordinary course lawsuit.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net income	$15,103	$2,567	$28,931	$7,178
Adjustments:
Less: Interest expense and other income, net	316	(90)	832	(201)
(Benefit from) / provision for income taxes	(5,018)	358	(8,981)	2,927
Amortization and depreciation expense	5,071	1,659	12,781	4,863
Stock-based compensation expense	1,906	1,086	5,134	2,880
Acquisition-related expense	221	3,187	5,842	5,797
Litigation expense	1,879	3,054	4,923	11,279
Total adjustments	4,375	9,254	20,531	27,545
Adjusted EBITDA	$19,478	$11,821	$49,462	$34,723

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our credit facilities with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of September 30, 2017, an increase or decrease in the interest rate on our 2014 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $0.7 million, respectively. As of December 31, 2016, an increase or decrease in the interest rate on our 2014 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $0.1 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 14, 2017, Alarm.com filed a lawsuit against ABS Capital Partners, Inc., ABS Partners V, LLC, ABS Partners VII, LLC, and Ralph Terkowitz in the Delaware Court of Chancery, or the Chancery Court. The complaint sought declaratory and injunctive relief preventing the defendants from using Alarm.com’s confidential information and trade secrets to compete with Alarm.com, and preventing the defendants from executing their planned transaction to invest in two companies (ipDatatel, LLC, or ipDatatel, and Resolution Products, Inc., or Resolution Products). The complaint alleged claims of breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, misappropriation of trade secrets, and misappropriation of confidential information, in connection with the defendants’ planned investment. At a hearing on August 21, 2017, the Chancery Court denied Alarm.com’s motion for expedited proceedings and a temporary restraining order enjoining ABS Capital Partners, Inc.’s planned transaction with ipDatatel and Resolution Products. On September 22, 2017, Alarm.com filed an amended complaint against ABS Capital Partners, Inc., ABS Partners V, LLC, and ABS Partners VII, LLC, alleging claims for misappropriation of trade secrets and misappropriation of confidential information. The amended complaint seeks damages, declaratory relief, and injunctive relief enjoining ABS Capital Partners, Inc., ABS Partners V, LLC, and ABS Partners VII, LLC from using Alarm.com’s trade secrets and confidential information to compete with Alarm.com. On October 6, 2017, the defendants filed a motion to dismiss the lawsuit. The matter remains pending.

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from Protect America and SecureNet. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. In September 2017, Alarm.com voluntarily dismissed the amended complaint in the United States District Court of the Eastern District of Virginia and refiled a complaint against Protect America, with substantially the same allegations, in the United States District Court of the Eastern District of Texas. The Court has not yet issued a scheduling order. Protect America has not yet answered the complaint or asserted counterclaims and defenses.

On August 24, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The complaint seeks injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the ipDatatel products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 7,956,736; 8,478,871; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from ipDatatel.  The Court has not yet issued a scheduling order. ipDatatel has not yet answered the complaint or asserted counterclaims and defenses.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review, or IPR, by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit.  In March of 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May of 2017, the PTAB issued final written decisions relating to the remaining patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint has appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, and we have cross-appealed. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, and Vivint is proceeding with its case on four of the six patents in its complaint. A trial date has not yet been scheduled. In September 2017, the U.S. Patent and Trademark Office ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request.

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

On February 9, 2016, we were sued along with one of our service provider partners in the Circuit Court for the City of Virginia Beach, Virginia by the estate of a deceased service provider partner customer alleging wrongful death, among other claims. The suit seeks a total of $7 million in compensatory damages and $350,000 in punitive damages. We filed our answer on March 22, 2016. Discovery is underway, and the matter remains pending. The Court has scheduled trial to begin on July 10, 2018.

On March 21, 2017, Taraneh Vessal filed a complaint against us and Monitronics International, Inc. in the United States District Court for the Northern District of Illinois, alleging violation of the TCPA and the Illinois Consumer Fraud and Deceptive Business Practices Act, or ICFDBA. We filed a motion to dismiss the complaint on May 12, 2017. Plaintiff filed her First Amended Complaint on June 2, 2017, alleging similar violations of the TCPA and ICFDBA. We filed a motion to dismiss the First Amended Complaint on June 16, 2017, and Plaintiff filed her response on July 31, 2017. We filed our reply on August 21, 2017. On October 18, 2017, the Court granted our motion to dismiss the claims with respect to violations of the ICFDBA without prejudice, but allowed the claims with respect to the TCPA to proceed. Discovery has commenced, and the matter remains pending.

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

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March, 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September, 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review of the patents-in-suit before the PTAB. Proceedings as to one of the patents in suit has been instituted. The PTAB has rejected the remaining applications for inter partes review, and SecureNet has appealed the rejection as to one of the patents in suit. The Court has scheduled a claim construction hearing for March 20, 2018 and commencement of trial on February 4, 2019.

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

Risks Related to our Acquisition of the Connect and Piper Business Units from Icontrol Networks, Inc.

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

We used $81.5 million of cash on hand and drew $67.0 million under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, or the 2014 Facility, to fund the payment of the Acquisition consideration and to pay related fees and expenses. As of September 30, 2017, we had an outstanding balance of $72.0 million under our 2014 Facility. Subsequent to September 30, 2017 and prior to the filing of this Quarterly Report on Form 10-Q, we refinanced the $72.0 million outstanding under the 2014 Facility, by entering into a new $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. In connection with the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under the 2014 Facility.

Our overall leverage and certain covenants and obligations contained in the related documentation could adversely affect our financial health and business and future operations by, among other things:

•	making it more difficult to satisfy our obligations, including under the terms of the 2017 Facility;

•	limiting our ability to refinance our debt on terms acceptable to us or at all;

•	limiting our flexibility to plan for and adjust to changing business and market conditions and increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to use our available cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements; and

•	limiting our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

Furthermore, substantially all of our assets, including our intellectual property, secure the 2017 Facility. If an event of default under the credit agreement occurs and is continuing, SVB may request the acceleration of the related debt and foreclose on the underlying security interests.

In addition, our 2017 Facility restricts our ability to make dividend payments and requires us to maintain certain leverage ratios, which may restrict our ability to invest in future growth. Any of the foregoing could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

We have incurred approximately $17.0 million to date and expect to continue to incur significant non-recurring expenses in connection with the Acquisition, including legal, accounting, financial advisory and other expenses. We also may incur significant expenses in connection with the integration of the Connect and Piper business units, including integrating technology, personnel, information technology systems and accounting systems and implementing consistent standards, policies, and procedures. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses, if any, will offset the transaction and integration costs in the near term, or at all.

We may experience difficulties in realizing the expected benefits of the Acquisition.

The success of the Acquisition depends, in part, on our ability to manage the Connect and Piper business units, including managing Connect's relationship with ADT, realizing potential cost savings, and executing our integration and growth strategy in an efficient and effective manner. Because our business and the Connect and Piper business units we acquired differ, we may not be able to manage these business units smoothly or successfully and the process of achieving any potential cost savings may take longer than expected.

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

•
the impact of natural disasters such as earthquakes, hurricanes, fire, power outages, floods and other catastrophic events or man made problems such as terrorism or global or regional economic, political and social conditions.

Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the nine months ended September 30, 2017 and 2016.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and substantially expanded our operations in a short period of time. Our revenue increased from $65.1 million in 2011 to $261.1 million in 2016 and increased from $191.3 million for the nine months ended September 30, 2016 to $250.1 million for the nine months ended September 30, 2017. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 253 as of January 1, 2014 to 785 as of September 30, 2017. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our current primary competitors include providers of other technology platforms for the connected property with interactive security, including Honeywell International Inc., Telular Corporation, SecureNet Technologies, LLC, Ring Inc., ipDatatel, LLC, and United Technologies Corporation, which sell solutions to service providers, cable operators, technology retailers and other home and business automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with managed service providers, such as cable television, telephone and broadband companies like Comcast, AT&T Inc. and Time Warner Cable Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. which offers the Nest Protect security system as well as a smart thermostat, a smart smoke detector and video cameras. Amazon.com offers a security camera and smart lock integration feature, Amazon Key. Samsung's SmartThings offers a security system and a home automation and awareness hub. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Lowes, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platform and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 26.4% of our hardware and other revenue in the first nine months of 2017. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platform and solutions to service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The legal, regulatory and contractual environment surrounding information security, privacy and credit card fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. Further, as the regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business will intensify. A significant actual or potential theft, loss, fraudulent use or misuse of service provider partner, subscriber, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in loss of confidential information, damage to our reputation, early termination of our service provider partner contracts, significant costs, fines, litigation, regulatory investigations or actions and other liabilities or actions against us. Moreover, to the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in consumer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. If any one of these risks materializes our business, financial condition, cash flows or results of operations could be materially and adversely affected.

If our security measures are breached, including any breaches caused by cyber-attacks, our reputation may be damaged, we may be exposed to significant liabilities under U.S. and foreign laws, and our business and results of operations may be adversely affected.

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, phishing attempts, distributed denial of service attacks and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platform and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches.

Security breaches of, or sustained attacks against, our networks and infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Such an event could result in adverse publicity and therefore adversely affect the market's perception of the security and reliability of our services. A cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees and the costs of any additional fraud detection activities required by law, a court or a third party. Additionally, some of our customer contracts require us to indemnify customers from damages they may incur as a result of a breach of our networks and systems. There can be no assurance that the limitation of liability provisions in our contracts for a security breach would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim. While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage will be available in sufficient amounts to cover one or more large claims related to a breach, will continue to be available on acceptable terms or at all. If any one of these risks materializes our business, financial condition, cash flows or results of operations could be materially and adversely affected.

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

As of September 30, 2017, we had $161.5 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

A significant natural disaster, such as an earthquake, hurricane, fire or a flood, or a significant power outage could harm our business, financial condition, cash flows and results of operations. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platform and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service provider partners or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service provider partners and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platform and solutions, our business, financial condition, cash flows and results of operations would be harmed.

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

We anticipate that our efforts to expand internationally will entail the marketing and advertising of our platform, solutions and brand. Revenue in countries outside of North America accounted for 1% and less than 1% of our revenue for the third quarter of 2017 and 2016, respectively. We also do not have substantial experience in selling our platform and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platform and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies are highly complex and involve many assumptions, estimates and judgments. A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. GAAP rules are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, we are currently assessing the impact of Accounting Standards Update No. 2014-09 (Topic 606), “Revenue from Contracts with Customers,” as amended, which supersedes nearly all existing revenue recognition guidance under GAAP. We will be required to implement this guidance in the first quarter of 2018. Under Topic 606, more judgment and estimates will be required within the revenue recognition process than are required under existing GAAP. We have not yet determined the effect of the standard on our ongoing financial reporting. Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements for additional information about this and other new accounting pronouncements. Implementation of this new standard could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $45.93 through September 30, 2017. Factors that may affect the market price of our common stock include:

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

We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and subject to the restrictions on paying dividends in our 2017 Facility and any future indebtedness. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Concentration of ownership among our current directors, executive officers and their affiliates may limit an investor's ability to influence significant corporate decisions.

As of September 30, 2017, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1 to July 31, 2017	1,100	$4.19
August 1 to August 31, 2017	567	4.00
September 1 to September 30, 2017	—	—
Total	1,667	$4.13

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

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1†	Fourth Amendment to Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics International, Inc., dated September 13, 2017
10.2*
Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated October 6, 2017

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

ALARM.COM HOLDINGS, INC.

Date:	November 8, 2017	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)