Form 10-K
period 2017-12-31
Alarm.com Holdings, Inc.
filed 2018-02-28
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on a closing price of $37.63 per share of the registrant's common stock as reported on The Nasdaq Global Select Market on June 30, 2017 was $850.5 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 15, 2018, there were 47,205,817 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2017.

LARM.CO

ALARM.COM HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this prospectus, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our ability to continue to increase revenue, maintain existing subscribers and sell new services to new and existing subscribers;

•	our ability to add new service provider partners, maintain existing service provider partner relationships and increase the productivity of our service provider partners;

•	the effects of increased competition as well as innovations by new and existing competitors in our market;

•	our ability to adapt to technological change and effectively enhance, innovate and scale our solution;

•	our ability to integrate and manage the businesses we acquired from Icontrol Networks, Inc., and realize the benefits we expected from such acquisition;

•	our ability to effectively manage or sustain our growth;

•	potential acquisitions and integration of complementary business and technologies;

•	our ability to maintain, or strengthen awareness of, our brand;

•
perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to security breaches in our systems, our subscribers’ systems, unscheduled downtime, or outages;

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

PART I.

ITEM 1. BUSINESS

Overview

Alarm.com is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for smart residential and commercial properties, including interactive security, video monitoring, intelligent automation, energy management and wellness solutions. Millions of property owners rely on our technology to intelligently secure, monitor and manage their residential and commercial properties. In the last year alone, our platforms processed more than 100 billion data points generated by over 80 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Our solutions are delivered through an established network of over 7,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We derive our revenue from three primary sources: the sale of cloud-based SaaS services on our integrated Alarm.com platform, the sale of licenses and services on the Connect software platform and the sale of hardware products. We sell our platform and hardware solutions to service provider partners that resell our solutions and hardware to residential and commercial property owners, who are the service provider partners’ customers. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We also sell our hardware to distributors who resell the hardware to service provider partners. Our hardware sales include gateway modules and other connected devices that enable our services, such as video cameras and smart thermostats.

We enter into contracts with our service provider partners that establish pricing for access to our platform solutions and for the sale of hardware. These contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length. Our service provider partners are free to market and sell our products under their own guidelines at prices to the consumer that they establish independently. We believe that the length of the service contracts with residential and commercial property owners, combined with our robust SaaS platforms and over 15 years of operating experience, contribute to a compelling business model.

We have experienced significant growth since our company's inception in 2000. We generated total revenue of $338.9 million, $261.1 million and $208.9 million in 2017, 2016 and 2015, respectively. Our SaaS and license revenue was $236.3 million, $173.5 million and $140.9 million in 2017, 2016 and 2015, respectively, representing a compound annual growth rate of 29.5%. We also generated net income of $29.3 million, $10.2 million and $11.8 million in 2017, 2016 and 2015, respectively, as well as Adjusted EBITDA, a non-GAAP metric, of $71.6 million, $49.0 million and $34.4 million in 2017, 2016 and 2015, respectively. See footnote 4 to the table contained in the section of this Annual Report titled “Selected Financial Data” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP.

As of December 31, 2017, we had a total of 447 employees engaged in research and development functions. For the years ended December 31, 2017, 2016 and 2015, our total research and development expenses were $72.8 million, $44.3 million and $40.0 million, respectively.

Acquisition of Connect and Piper Business Units from Icontrol Networks

On March 8, 2017, we completed our previously announced acquisition of two business units, Connect and Piper, from Icontrol Networks, Inc. The Connect and Piper business models both differ from ours. Connect provides a custom, on-premise interactive security and home automation platform for ADT Pulse® and several other service providers. Although Connect charges a monthly per subscriber fee for these services, Connect's software is deployed and operated by the service provider in its own network operations center. This typically requires the service provider using the Connect platform to purchase its own server capacity, network operations bandwidth and cellular services, and to directly manage more elements of support and other business management services, in contrast to a fully turn-key cloud-based platform solution we provide our other service provider partners on the Alarm.com platform. Piper provides an all-in-one video and home automation hub. The addition of new technology infrastructure, talent, key relationships and hardware devices is expected to help accelerate our development of intelligent, data-driven smart residential and commercial services.

Our Solutions and Integrated Platforms

Our technology platforms are designed to make connected properties safer, smarter and more efficient. Our solutions are used in both smart residential and commercial properties, which we refer to as the connected property market and we have designed our technology platforms for all market participants. This includes not only the residential and commercial property owners who subscribe to our services, but also the hardware partners who manufacture devices that integrate with our platforms and the service provider partners who install and maintain our solutions.

Our service provider partners can deploy our interactive security, video monitoring, intelligent automation, energy management and wellness solutions as standalone offerings or as combined solutions to address the needs of a broad range of customers. Our technology enables subscribers to seamlessly connect to their property through our family of mobile apps, websites, and new engagement platforms like voice control through Amazon Echo, wearable devices like the Apple Watch, and TV platforms such as Apple TV and Amazon Fire TV.

Subscriber Solutions

Interactive Security

Interactive security is the entry point for most of our smart home and business subscribers. Our dedicated, two-way cellular connection between the property and our platforms is designed to be tamper resistant and to meet the high reliability standards for life safety services. Our solution integrates 24x7 monitoring with emergency response through trusted and integrated central monitoring stations. Subscribers can use our services to control and monitor their security systems, as well as connected security devices including motion sensors, door locks, garage doors, thermostats and video cameras. The capabilities associated with this solution include:

◦
Alarm Transmission. We transmit alarm signals from monitored properties through our platforms to over 1,000 third-party central monitoring stations staffed 24/7 with live operators ready to initiate emergency response.

◦
Always-On Monitoring. Whether the security system is armed or disarmed, sensors continuously monitor activity at the property so subscribers can be made aware of system events in all kinds of situations.

◦
Insights Engine. Our proprietary machine learning algorithms help safeguard connected properties by learning the unique activity patterns at the property and automatically notifying the subscriber of unexpected activity.

◦	Real-Time Alerts. Notifications for any type of system event are delivered through push notifications, short message service, or SMS, or email, based on the subscriber's preference.

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

Video Monitoring

Our high definition video monitoring solution can provide a direct view into the property, capture footage of critical events and provide visual peace of mind. We integrate with various third-party camera manufacturers to offer indoor and outdoor solutions for residential and commercial properties at varying price points. We also provide a doorbell video camera solution that supports two-way audio with guests at the door.

The capabilities associated with our video monitoring solution include:

◦	Live Streaming. Subscribers can securely access live video feeds through the web and mobile apps at any time.

◦	Smart Clip Capture. Our video solutions can automatically record clips based on motion detection or system events, like an alarm, a door opening or someone disarming the security panel.

◦	Secure Cloud Storage. Video clips are uploaded to our cloud-based storage system for secure storage and remote viewing.

◦	Video Alerts. Smart clips can be automatically sent via SMS, push notifications or email as soon as they are recorded.

◦	Continuous High Definition Recording. 24x7 onsite recording is enabled through our Stream Video Recorder, or SVR, and can be played back securely, from anywhere, through the web and mobile apps.

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

Intelligent Automation and Energy Management

Our solution provides enhanced monitoring and control for a large ecosystem of connected devices, including thermostats, lights, locks, power meters, shades and other devices. Increasing awareness of energy usage and providing intelligent control over connected devices enables subscribers to create personalized automation rules and schedules. We believe our solutions can reduce energy waste as well as increase comfort and convenience for our subscribers. The capabilities associated with this solution include:

◦
Scenes. A customizable scenes button within the Alarm.com app provides the ability to adjust multiple devices in the property with a single command. For example, a homeowner leaving the house can arm the security system, lock the front door, close the garage door and adjust the thermostat with a single command.

◦
Smart Thermostat Schedules. Machine learning algorithms analyze system activity patterns to recommend thermostat schedules that increase energy efficiency when the property is not likely to be occupied.

◦
Responsive Savings. Smart thermostats connected to our platforms can automatically respond to sensors and other devices in the property to conserve energy. For example, when the security system is armed away, an arming state used when the property is not occupied, the thermostat can automatically adjust to save energy.

◦
Precision Comfort. Remote temperature sensors enable a subscriber to manage comfort in a specific region within their property. For example, a homeowner can set a desired temperature for a child's nursery to improve the child’s comfort. Subscribers can easily customize detailed schedules and rules to have the right temperature in the right location at the right time.

◦
Energy Usage Monitoring. Real-time and historical energy usage data for the entire property and individual devices can give subscribers greater insight into the property’s energy consumption profile, which could encourage more efficient use of energy-consuming devices.

◦
Environmental Monitoring. Subscribers can utilize environmental sensors with our platforms to monitor and control their property. For example, a leak detected by a basement water sensor can automatically shut off a water line, or a property owner can be alerted to a sump-pump failure and react accordingly.

◦
Geo-Services. Geo-Services use a phone’s geo-location to determine when to notify a subscriber of specific system conditions, or to automatically adjust system settings. Subscribers who have enabled Geo-Services can be notified if they leave home and forgot to lock a door, close the garage door, arm their security system or close a window. Additionally, smart thermostats and lights can be automatically adjusted based on the subscriber's location. Subscribers can create multiple geo-fences and customize the opt-in feature to meet their specific needs.

◦
Demand Response Programs. Utilities can reduce or shift power consumption during peak demand periods by accessing connected thermostats and other connected appliances that participate in the utility's program. Managed at scale, these voluntary programs can significantly reduce costs for utilities. In addition to enabling subscribers to participate in these programs through our energy management solution, our EnergyHub subsidiary aggregates a diverse set of smart thermostats, enabling utilities to leverage these devices to operate demand response programs and improve the results of certain demand response events through our SaaS platforms.

Commercial Solutions

In addition to our residential solutions, we offer security solutions for small and medium businesses, ranging from single-site to multi-location enterprises. Our smarter business security solutions help solve many of the challenges faced by small business owners, with an array of always-on operational tools that can improve management and control. Our solution enhances and simplifies business operations, streamlines security, saves energy and provides insights into customer buying habits. Additionally, our business insights tools provide actionable intelligence, including open and close trends by location, peak periods of activity and customer traffic and energy savings opportunities. Key benefits of the commercial offering include:

◦	Daily Safeguards. Smarter business security keeps subscribers' properties and business locations secure with automatic arming at a certain time each day or after a certain period of inactivity.

◦
Commercial Grade Video Solutions. Connected commercial cameras communicate with the security system, capturing clips as activity occurs and clips are uploaded to our cloud-based storage system for secure storage and remote viewing. Subscribers can receive real-time alerts and instantly view footage through the web or mobile apps if the alarm goes off, a door is unlocked, or unexpected activity occurs outside of normal business hours. Business owners can assess the situation and take appropriate action at any time of day and from any location.

◦
Energy Savings. Our smarter thermostat helps subscribers reduce energy costs automatically, even if someone forgets to adjust the temperature when they're closing up at the end of the day, generating a real return on investment.

◦
Protection for Valuables and Inventory. Quick notifications keep business owners in the know about individuals entering or exiting the back office, the supply room, or any other specific rooms or doors.

◦	Access Control. Business owners and managers can easily add and delete access for new employees and departing employees in a few clicks, without calling the alarm company or worrying about spare keys.

◦
Operational Insights. Visibility into activity patterns and trends can help business owners make smarter decisions around staffing, promotions, energy use and more. Reports show activity patterns across the business, helping owners spot new opportunities for staffing, traffic flow and promotions.

◦
Early Problem Identification. Identify problematic activity such as unexpected entry after hours, or doors propped open that could cause energy waste or safety concerns. Alarm.com provides a time stamped log of which users armed or disarmed the system or entered the property using their keycard.

◦	Simple to Use. Alarm.com’s smartphone app is intuitive to use, with visibility and control of every solution available within a single dashboard.

◦
Professionally Supported. Smarter business security powered by Alarm.com is supported by our authorized service provider partners from start to finish, with installation, configuration and technical support included. Our service provider partners are trained and equipped with Alarm.com’s advanced digital tools.

◦	Easy to Maintain. Alarm.com’s solutions are cloud-based, so no additional IT resources are needed.

Service Provider Solutions

We also offer a comprehensive suite of enterprise-grade business management solutions for our service provider partners. We are committed to helping our service provider partners grow their businesses, efficiently manage their customer bases and maximize the value of their Alarm.com accounts. We believe these services strengthen our partnerships with service providers as they build their businesses on our platforms.

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

•
MobileTech Application and Remote Toolkit. Our installation and troubleshooting mobile app, designed for service provider technicians, facilitates the successful installation, programming and support of equipment while either on-site at subscribers’ properties or while working remotely. Service provider technicians and customer service personnel can access a collection of remote system management tools and panel settings through the Remote Toolkit using the MobileTech application and our service provider portal. This saves subscribers and service providers time and money while the speed and ease of the support experience greatly increases subscriber satisfaction.

◦	Business Management. Our services deeply integrate with our service provider partners’ offerings and provide increased business insight into their customer base and key business health metrics.

•
Web Services. Our web services allow our service provider partners to integrate their existing customer management software and tools with our platforms. This creates a unified interface for our service provider partners to seamlessly perform functions like creating a new customer account or upgrading a service plan.

•
Business Intelligence. Our powerful business intelligence tools provide service providers with crucial insights into the performance of their Alarm.com subscriber account base. Business Intelligence provides key operational metrics related to account plan adoption, attrition and service quality to help service provider partners grow their business and improve customer retention.

•
Customer Relationship Management (CRM): Our SecurityTrax offering enhances our platforms with a cloud-based CRM and enterprise resource planning solution. Expressly developed for security service providers, SecurityTrax automates business processes across the entire customer lifecycle for more efficient customer management and support operations.

◦	Sales, Marketing & Training. Our comprehensive customer lifecycle sales and marketing services are available to help our service provider partners effectively market and sell our solutions.

•
Marketing Portal. We provide a broad suite of marketing and sales tools and resources for our service provider partners, including a MobileSales app, co-brandable landing pages, mobile optimized websites with integrated lead capture, social media, videos, images, collateral, direct mail and event materials.

•
Alarm.com Academy. We offer comprehensive in-person training programs to our service provider partners. Additionally, we offer online courses through a learning management system, enabling our service provider partners to access training on the full suite of Alarm.com solutions anytime.

•
Customer Connections. We help our service provider partners maximize the value of existing accounts by offering targeted in-app messaging and e-mail communications to existing subscribers. These campaigns are designed to increase engagement, drive upsell opportunities and enable referrals for our service provider partners.

Benefits of Our Solutions

Residential and commercial properties are ripe for reinvention. The intersection of significant technology trends, like the broad adoption of mobile devices, the emergence of the Internet of Things, or IoT, the power of big data and the extensibility of the cloud, makes the connected property possible. Security systems, thermostats, door locks, video cameras, lights, garage doors and other devices that were once inert can now be intelligent and connected. Our intelligently connected property solutions provide a wealth of benefits to our subscribers and our service provider partners.

Benefits to Subscribers:

◦
Single Connected Platform. Our cloud-based platforms provide subscribers with a single point of integrated control across a diverse ecosystem of IoT devices. Solutions are easily personalized to suit the individual subscriber’s needs.

◦
Reliable Network Communications. Our platforms utilize a highly secure, highly reliable, dedicated cellular connection which mitigates common vulnerabilities of systems that are connected via the phone line or wired networks, such as power outages, cut phone lines, or broadband connectivity issues.

◦
Intelligent and Actionable. Our platforms aggregate real-time, multi-point data about property activity and system status. We have developed a highly scalable data analytics engine to deliver unique features and capabilities based on insights derived from this growing set of data. For example, learning detailed activity patterns in a property enables our platforms to proactively alert the subscriber about unexpected events. Our platforms continue to learn and adapt to become more personalized over time.

◦
Broad Device Compatibility. Our platforms support a wide variety of connected devices and communications protocols, allowing seamless integration and automation of many devices, as well as the addition of new devices in the future.

◦	Accessible and Affordable. Our platforms offer an affordable alternative to expensive automation systems, legacy residential and commercial control products and disparate point product solutions.

◦
Trusted Provider. We have established a reputation and brand as a trusted and reliable technology provider. We respect the privacy of our subscribers and do not sell their data. Our reputation is strengthened through our network of over 7,000 service provider partners, who have significant expertise in the delivery of our SaaS platforms and suite of solutions.

Benefits to Service Provider Partners:

◦
New Revenue Generation Opportunities. Our solutions help broaden our service provider partners' offerings beyond traditional security to also include comprehensive smart residential and commercial solutions like intelligent automation, video monitoring and energy management. They can access new market opportunities and drive incremental recurring monthly revenue by expanding their offerings with our solutions. We offer training, tools and other resources to help our service provider partners fully leverage the breadth and depth of our platforms.

◦
Expanded Set of Value-Added Services. We provide value-added services to our service provider partners, including training, marketing, installation and support tools and business intelligence analytics. This support helps our service provider partners more efficiently acquire, install and support their customers on our platforms.

◦
Improved Service Provider Economics. Our cloud-based platforms can help reduce our service provider partners’ service delivery and support costs. Remote Toolkit enables our service provider partners to remotely configure, support and upgrade their customer's hardware or software, eliminating the cost of an in-person service call. In addition, we believe our service provider partners can generate more revenue from each subscriber by providing services beyond traditional security.

◦
Broad Device Interoperability. We have an open platform which allows service provider partners to respond to market innovation and consumer demands for connected devices. Device hardware is deeply integrated into our platforms to provide a more cohesive experience than stand-alone products deliver. For example, we launched a smart video doorbell suite in April 2016 to help our service provider partners address growing consumer interest with a differentiated and fully integrated solution. Furthermore, our platforms support various broadly adopted communications protocols used in many automation devices, including Z-Wave, Wi-Fi, ZigBee, cellular and broadband. Our open platforms and interoperability give our service provider partners a wide selection of devices to suit their customers' needs now and in the future.

Competitive Advantages

We believe the benefits we can deliver to our subscribers and our service provider partners create a significant competitive advantage in the connected property market.

◦
Scale of Subscriber Base and Service Provider Coverage. Our platforms currently support millions of residential and commercial subscribers and we have over 7,000 service provider partners who market, sell and support Alarm.com solutions. In 2017, our platforms processed more than 100 billion data points generated by over 80 million connected devices. We believe the combination of the size of our subscriber base, service provider network and the volume of data generated by the integrated devices on our platforms creates a competitive advantage for us.

◦
Security Grade, Cloud-Based Architecture. We built our platforms with a cloud-based, multi-tenant architecture that allows for real-time updates and upgrades. Our platforms were purpose-built from the ground up with life safety standards at the core.

◦
Highly Scalable Data Analytics Engine. We processed more than 100 billion data points in 2017. As consumer preferences shift towards more proactive, intelligence-based features, we believe the scale of our data combined with proprietary analytics give us a competitive advantage.

◦
Trusted Brand. We believe our leading position in our space is an indicator that we have developed a trusted brand with service providers and consumers for innovative and reliable technology and service. Our iOS and Android mobile apps have each been downloaded millions of times and both apps consistently have exceptional user ratings.

◦
Commitment to Innovation. We are a pioneer in the intelligently connected property market and we continue to make significant investments in innovative research and development. Our investment has resulted in 130 issued patents as of December 31, 2017 and numerous patent applications pending which we believe can help ensure that our technology remains competitively differentiated and legally protected.

Growth Strategy

We intend to maintain our leadership position by continuing to develop and deploy innovative technologies and by expanding our ecosystem of partners. Our key growth strategies include:

◦
Drive SaaS and license revenue growth and add new service providers. We will continue to focus on helping our service provider partners succeed in driving adoption of our full suite of services. We offer sales and marketing resources to help our service provider partners become more effective in selling our solutions and we will continue to make significant investments to support our service provider network. In addition, we plan to continue to expand our network of service provider partners.

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

◦
Continue to invest in our platforms. As a pioneer in connected home and business solutions, we have made significant investments in building our platforms over the last 18 years. We intend to invest heavily to continue adding innovative offerings and broadening our suite of solutions. As the IoT grows and more devices become connected, we are building technology and partnerships to connect these devices to our platforms.

◦
Expand international presence. We are investing in international expansion because we believe there is a significant global market opportunity for our products and services. Today, our service provider partners are actively selling our solutions in 34 markets, including Brazil, Chile, Colombia, Australia, New Zealand, South Africa and Turkey. We intend to continue to grow our number of international subscribers by strengthening our presence in existing markets and expanding to additional markets.

◦
Expand into the small and medium business market segment. We believe there is significant opportunity to expand the offering of our products and services to small and medium businesses, ranging from single-site to multi-location enterprises. We intend to leverage many of our existing solutions to provide such businesses with visibility into their key operational activities as well as the ability to keep businesses secure and manage their energy costs.

◦
Channel expansion. Today, many consumers purchase connected devices through a security service provider. Continued growth in the connected property market has invited new participants into the space that can complement our current partner ecosystem. We intend to continue to develop partnerships with heating, ventilation and air conditioning installers, property management companies and other services companies to expand avenues into residential and commercial properties.

◦
Pursue selective strategic acquisitions. We may selectively pursue future acquisitions of businesses, technologies, or products that complement our platforms and align with our overall growth strategy. Such acquisitions could expand our team and/or technology portfolio to help us add new features to our platforms, accelerate the pace of our innovation or help us access complementary markets.

Market Opportunity

Our addressable market consists of both residential and commercial properties. Our residential subscribers are typically owners of single-family homes and our commercial subscribers often include retail businesses, restaurants, commercial facilities and professional offices.

We believe there is an opportunity to significantly increase the adoption of our solutions as more residential and commercial property owners look to add monitored security systems. According to research data from Parks Associates, approximately 21 to 22% of U.S. broadband households had professionally monitored security systems from 2014 to 2016 and this percentage is expected to grow to 27% by 2020. In addition, a market research report on the IoT published by MarketsandMarkets estimates that the IoT security market is expected to grow from $7 billion in 2017 to $29 billion by 2022, at a compound annual growth rate, or CAGR, of 34% from 2017 to 2022.

We also believe that the major technology trends of mobile access, the IoT, big data and cloud technology will continue to create opportunities to connect people with their properties in new ways. These trends will continue to make connected services and devices more broadly available and affordable for property owners across North America and worldwide. According to a 2017 Parks Associates industry report, 26% of U.S. broadband households owned at least one smart home device in 2016. Parks Associates’ research suggests that sales of smart home devices will continue to grow as nearly 55 million devices are expected to be sold in 2020 alone. While we do not expect that Alarm.com will be the sole beneficiary of the trends suggested by these reports, we do believe that the trends highlight a significant market opportunity.

Our Technology

Cloud Services Platform

Our internal engineering teams have designed and developed our core technology. As an industry leader, we believe we have robust cloud service platforms for the intelligently connected property. Our cloud services platforms manage communication with the system at the property, intelligently direct alerts and notifications, learn patterns and identify anomalies and manage video processing and storage. Additionally, our platforms enable device integrations through application program interfaces, or APIs, and offer our service provider partners extensive integration services.

Since our inception, we have utilized a multi-tenant SaaS platform architecture to enable rapid innovation in a highly scalable environment. Our platforms are architected to scale and our technology team has developed proprietary cloud-based applications to support our service provider partners and subscribers. Security and life safety are mission critical components of our service offering; thus, we are committed to very high reliability standards. We operate our Alarm.com cloud services platform through two fully redundant network operation centers located in Phoenix, Arizona and Ashburn, Virginia. Each center is designed to run the entire Alarm.com platform independent of the other.

Hardware and Manufacturing

We are involved in designing and manufacturing various types of hardware that enable our solutions, including:

◦
Cellular Communication Modules. We offer cellular communications modules that are tightly integrated with security system control panels, sensors and other devices. We regularly pioneer technical advances in this space, including the expansion of our deployment of security services hardware with 4G LTE cellular network connections. All of our modules, designed by our device engineering team and manufactured in the United States by a contract manufacturing partner, provide a dedicated and fully managed two-way cellular connection between the subscriber’s property and our cloud platforms. The modules run our proprietary firmware and enable:

•	Real-time analysis of system events reported by security sensors and other devices.

•	Local automation rule execution.

•	The management of message transmissions to our cloud platforms for further processing.

◦
Image Sensor. Our image sensor, designed by our device engineering team and manufactured in the United States by a contract manufacturing partner, is a wireless, battery-operated, passive infrared motion sensor that captures images based on various system triggers. These images are transmitted by our cellular communications module to our cloud platforms. Subscribers can securely view images through our website and mobile apps, as well as customize their notification settings to have new images automatically sent via SMS and email.

◦
Video Cameras. We offer a suite of high definition, Internet Protocol, or IP, video cameras to enable our video monitoring services. Our indoor, outdoor, and video doorbell cameras include options for night vision capabilities as well as wireless or Power over Ethernet communication features. We also offer a network video recording device, the SVR, for on premise, continuous video recording seamlessly connected to our cloud platforms for remote playback through our user interfaces. Our video cameras and SVRs are specified to our platforms through proprietary software. Our video service also enables third-party cameras, such as legacy analog cameras, to be integrated into our platforms.

◦
Alarm.com Smart Thermostat. Our Smart Thermostat combines elegant design, sophisticated cloud services and advanced energy management features. It was designed by our device engineering team to work in concert with other devices in the connected property. It communicates with the Alarm.com communications module via Z-wave and supports both battery power and common wire power installation.

•
Remote temperature sensors can pair with our Smart Thermostat to enable temperature set points for any room in the property, not just the room where the thermostat is installed. Our Smart Thermostat supports multiple remote temperature sensors for precise temperature control for a residential or commercial property.

•
We designed our Smart Thermostat to be easy to install and support remotely. The MobileTech app assists in proper wiring and installation and Remote Toolkit enables remote access to the thermostat settings for easy troubleshooting and support.

Research and Development

We invest substantial resources in research and development to enhance our platforms and applications, support our technology infrastructure, develop new capabilities and conduct quality assurance testing. We expect to invest significantly in continued research and development efforts to expand the capabilities of our technology. Our research and development of new products and services is a multidisciplinary effort across our product management, program management, software engineering, device engineering, quality engineering, configuration management and network operations teams. As of December 31, 2017, we had 447 employees engaged in research and development functions. For the years ended December 31, 2017, 2016 and 2015, our total research and development expenses were $72.8 million, $44.3 million and $40.0 million, respectively.

Service Provider Network

Our trusted service provider partner network is key in driving the adoption of connected home and commercial solutions. Our solutions are sold, installed, and serviced by a network of licensed, professional service provider partners. Our channel network currently consists of over 7,000 active service provider partners, including smaller local providers, larger regional providers and national service providers with thousands of employees. We have also seen growth in other areas of our channel network, including new providers in the intelligent automation, HVAC and property management markets.

We believe this highly trusted, established network is a core strategic strength that enables an efficient and scalable customer acquisition model, allowing us to focus on technology innovation. We also believe that the combination of our solutions and our service provider partners’ expertise is the most effective way to drive mass market adoption of the intelligently connected property.

The traditional security and home automation market is highly fragmented with approximately 15,000 security dealers nationally. According to the February 2018 Barnes Buchanan Conference Report, the top 5 dealers represented 35% of all industry recurring monthly revenue in 2017. The distribution of revenue among our service provider partners is reflective of the industry overall. Monitronics International, Inc. represented greater than 15% but not more than 20% of our revenue in 2015 and greater than 10% but not more than 15% of our revenue in 2016 and 2017. ADT LLC represented greater than 15% but not more than 20% of our revenue in 2017.

Subscribers

Our platforms currently support millions of residential and commercial subscribers. We define the number of subscribers as the number of residential or commercial properties to which we are delivering at least one of our solutions. A subscriber who subscribes to one of our service level packages as well as one or more of our a la carte add-ons is counted as one subscriber. Our number of subscribers does not include the customers of our service provider partners to whom we license our intellectual property, as they do not utilize one of our SaaS platforms. While approximately 4% of subscribers utilize a commercial service plan, we do not have exact data regarding the actual number of commercial properties utilizing our services because we believe that many commercial properties are serviced with our basic interactive security service plans. Our subscriber acquisition cost payback period has historically been less than one year.

Sales and Marketing

The goal of our sales team is to help our service provider partners succeed in selling, installing and supporting our full suite of solutions. Our sales team is also responsible for recruiting new service provider partners to Alarm.com. We also have a global business development team dedicated to establishing new service provider and distribution relationships in international markets.

Our marketing team is focused on empowering our service provider partners to effectively promote and sell our solutions. We design, develop and provide end-to-end marketing services including tools and content for lifecycle marketing to help our service providers build awareness, create interest, activate subscribers, develop and maintain the ongoing customer relationship, increase customer engagement, and generate upsell and referral opportunities. We also offer comprehensive training opportunities through our Alarm.com Academy, including in-person training courses and an online learning management system.

We believe our sales and marketing approach enables us to expand our breadth of service providers, provide highly customized services and scale quickly with only incremental costs. As of December 31, 2017, we had 242 employees engaged in sales and marketing functions.

Service Provider Support

We support the full suite of software and hardware products on the Alarm.com platform through a highly trained and experienced team of professionals based in the United States. We primarily support our service provider partners. Our service provider partners, in turn, support their customers, who are our subscribers. To that end, subscribers occasionally reach us directly with support needs and we either assist the subscriber directly or, when appropriate, route the subscriber to the appropriate service provider partner for additional assistance.

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

Our Competition

The market in which we participate for connected property solutions is fragmented, highly competitive and constantly evolving. We expect competition to continue from existing competitors as well as potential new market entrants in the interactive security, video monitoring, intelligent automation and energy management markets. Our current competitors include providers of other technology platforms for the connected property with interactive security, including Honeywell International Inc., Telular Corporation, SecureNet Technologies, LLC, Ring Inc., IPR, Inc. (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), and United Technologies Corporation, which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with managed service providers, such as cable television, telephone and broadband companies like Comcast, AT&T Inc. and Charter Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. which offers the Nest Protect security system as well as a smart thermostat, a smart smoke detector and video cameras. Amazon.com offers a security camera and smart lock integration feature, Amazon Key. Samsung's SmartThings offers a security system and a home automation and awareness hub. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Lowes, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and that may have ongoing development efforts to address the broader connected home market.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, distribution and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging residential and commercial security monitoring, video monitoring and automation, wellness, and energy management companies as well as large technology companies. In addition, there may be new technologies that are introduced that reduce demand for our solutions or make them obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and negatively affect our ability to grow our business. We believe the principal competitive factors in the connected property market include the following:

•simplicity and ease of use;

•ability to offer persistent awareness, control, and intelligent automation;

•breadth of features and functionality provided;

•flexibility of the solutions and ability to personalize for the individual consumer;

•compatibility with a wide selection of third-party devices;

•pricing, affordability, and accessibility;

•sales reach and local installation and support capabilities; and

•brand awareness and reputation.

We believe that we compete favorably with respect to each of these factors. Additionally, we believe that our cloud-based software platforms, intelligently connected property solutions, and proven scalability help further differentiate us from competitors. Nevertheless, our competitors may have substantially greater financial, technical and other resources, greater brand recognition, larger sales and marketing budgets and broader distribution channels than we do.

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

As of December 31, 2017, we owned 126 issued United States utility patents, one issued United States design patent, two issued Canadian patents and one issued Australian patent that are scheduled to expire between 2021 and 2036. We continue to file patent applications and as of December 31, 2017, we had 101 pending utility patent applications and 79 provisional patent applications filed in the United States. We also had seven pending patent applications in Canada, five pending patent applications in Europe, four pending patent applications in Australia and eight international patent applications pending under the Patent Cooperation Treaty. The claims for which we have sought patent protection apply to both our platforms and solutions. Our patent and patent applications generally apply to the features and functions of our platforms, and solutions and the applications associated with our platforms. We also have, and may be required to seek, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software.

We also rely on several registered and unregistered trademarks to protect our brand. We have 13 registered trademarks in the United States, including Alarm.com and the Alarm.com logo and design, and three registered trademarks in Canada.

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

Employees

As of December 31, 2017, we had 784 full-time employees. We also engage consultants and temporary employees from time to time. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

Segment Revenue

Information about segment revenue is set forth in Note 18 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Corporate Information

We were founded in 2000 as a business unit within MicroStrategy Incorporated. We were incorporated in 2003 under the name Alarm.com Incorporated as a majority-owned subsidiary of MicroStrategy. MicroStrategy sold all its interests in Alarm.com Incorporated in 2009 and we established Alarm.com Holdings, Inc. in connection with the sale transaction. Our principal executive offices are located at 8281 Greensboro Drive, Suite 100, Tysons, Virginia 22102. Our telephone number is (877) 389-4033. We completed our initial public offering in July 2015 and our common stock is listed on The Nasdaq Global Select Market under the symbol “ALRM.”

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

We used $81.5 million of cash on hand and drew $67.0 million under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, or the 2014 Facility, to fund the payment of the Acquisition consideration and to pay related fees and expenses. On October 6, 2017, we refinanced the $72.0 million remaining outstanding balance under the 2014 Facility, by entering into a new $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. In connection with the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under the 2014 Facility.

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

 The Acquisition and the ongoing integration of the Connect and Piper business units could cause disruptions in our business in the following ways, among others:

•
Customers, service providers and other third-party business partners may seek to terminate or renegotiate their relationships with us whether pursuant to the terms of their existing agreements or otherwise; and

•	Current and prospective employees may experience uncertainty about their future roles, which might adversely affect our ability to retain, recruit and motivate key personnel.

Should they occur, any of these developments could have an adverse effect on our business, cash flows, financial condition or results of operations.

We have incurred substantial transaction fees and costs, and expect to continue to incur costs in connection with the Acquisition.

We have incurred approximately $17.1 million to date in non-recurring expenses in connection with the Acquisition, including legal, accounting, financial advisory and other expenses. We also may incur significant expenses in connection with the integration of the acquired businesses, including integrating technology, personnel, information technology systems and accounting systems and implementing consistent standards, policies, and procedures. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses, if any, will offset the transaction and integration costs in the near term, or at all.

We may experience difficulties in realizing the expected benefits of the Acquisition.

The success of the Acquisition depends, in part, on our ability to manage the acquired businesses, including managing Connect's relationship with ADT, realizing potential cost savings, and executing our integration and growth strategy in an efficient and effective manner. Because our business and the businesses we acquired differ, we may not be able to manage these business units smoothly or successfully and the process of achieving any potential cost savings may take longer than expected.

Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers deciding not to do business with the combined company;

•	the loss of key employees;

•	integrating personnel while maintaining focus on providing consistent, high-quality products and service to customers;

•	complexities associated with managing the larger, more complex business; and

•	potential unknown liabilities and unforeseen expenses.

If we are unable to successfully manage the operations of these businesses, we may be unable to realize the anticipated benefits we expect to achieve as a result of the Acquisition. As a result, our business and results of operations could be adversely affected.

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

Our quarterly operating results, including the levels of our revenue, gross margin, cash flow and deferred revenue, may fluctuate as a result of a variety of factors, including revenue related to the product mix that we sell, the relative sales related to our platforms and solutions and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•	the portion of our revenue attributable to software as a service, or SaaS, and license versus hardware and other sales;

•	our ability to manage the businesses we acquired from Icontrol and any future acquisitions of businesses;

•	fluctuations in demand, including due to seasonality, for our platforms and solutions;

•	changes in pricing by us in response to competitive pricing actions;

•	our ability to increase, retain and incentivize the service provider partners that market, sell, install and support our platforms and solutions;

•	the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;

•	the timing and success of introductions of new solutions, products or upgrades by us or our competitors and the entrance of new competitors;

•	changes in our business and pricing policies or those of our competitors;

•	the ability to accurately forecast revenue as we generally rely upon our service provider partner network to generate new revenue;

•	our ability to control costs, including our operating expenses and the costs of the hardware we purchase;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	issues related to introductions of new or improved products such as shortages of prior generation products or short-term decreased demand for next generation products;

•
perceived or actual problems with the security, integrity, reliability, quality or compatibility of our solutions, including those related to security breaches in our systems, our subscribers’ systems, unscheduled downtime, or outages;

•
the amount and timing of expenditures, including those related to expanding our operations, including through acquisitions, increasing research and development, introducing new solutions or paying litigation expenses;

•	the ability to effectively manage growth within existing and new markets domestically and abroad;

•	changes in the payment terms for our platforms and solutions;

•	the strength of regional, national and global economies; and

•
the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods and other catastrophic events or man-made problems such as terrorism or global or regional economic, political and social conditions.

Due to the foregoing factors and the other risks discussed in this Annual Report on Form 10-K, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the years ended December 31, 2017, 2016 and 2015.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $130.2 million in 2013 to $338.9 million in 2017. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

Our future operating results depend, to a large extent, on our ability to successfully manage our anticipated expansion and growth. To successfully manage our growth and obligations as a public company, we believe we must effectively, among other things:

•	maintain our relationships with existing service provider partners and add new service provider partners;

•	increase our subscriber base and help our service provider partners maintain and improve their revenue retention rates, while also expanding their cross-sell effectiveness;

•	add, train and integrate sales and marketing personnel;

•	expand our international operations; and

•	continue to implement and improve our administrative, financial and operational systems, procedures and controls.

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

We have expanded our business rapidly in recent periods. If we fail to manage the expansion of our operations and infrastructure effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees from 253 as of December 31, 2013 to 784 as of December 31, 2017. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

We compete in several markets, including security, video, automation, energy management and wellness solutions. The markets in which we participate are highly competitive and competition may intensify in the future.

Our ability to compete depends on a number of factors, including:

•	our platforms and solutions’ functionality, performance, ease of use, reliability, availability and cost effectiveness relative to that of our competitors’ products;

•	our success in utilizing new and proprietary technologies to offer solutions and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies;

•	our ability to attract and retain service provider partners;

•	our name recognition and reputation;

•	our ability to recruit software engineers and sales and marketing personnel; and

•	our ability to protect our intellectual property.

 Consumers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In the event a consumer decides to evaluate a new home automation, security monitoring, video monitoring, energy management, or wellness solution, the consumer may be more inclined to select one of our competitors whose product offerings are broader than those that we offer.

Our current competitors include providers of other technology platforms for the connected property with interactive security, including Honeywell International Inc., Telular Corporation, SecureNet Technologies, LLC, Ring Inc., IPR, Inc. (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), and United Technologies Corporation, which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with managed service providers, such as cable television, telephone and broadband companies like Comcast, AT&T Inc. and Charter Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. which offers the Nest Protect security system as well as a smart thermostat, a smart smoke detector and video cameras. Amazon.com offers a security camera and smart lock integration feature, Amazon Key. Samsung's SmartThings offers a security system and a home automation and awareness hub. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Lowes, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, distribution and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging home automation, security monitoring, video monitoring and automation, wellness, and energy management companies as well as large technology companies. In addition, there may be new technologies that are introduced that reduce demand for our solutions or make them obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and negatively affect our ability to grow our business.

Aggressive business tactics by our competitors may reduce our revenue.

Increased competition in the markets in which we compete may result in aggressive business tactics by our competitors, including:

•	selling at a discount;

•	offering products similar to our platforms and solutions on a bundled basis at no charge;

•	announcing competing products combined with extensive marketing efforts;

•	providing financing incentives to consumers; and

•	asserting intellectual property rights irrespective of the validity of the claims.

Our service provider partners may switch and offer the products and services of competing companies, which would adversely affect our sales and profitability. Competition from other companies may also adversely affect our negotiations with service provider partners and suppliers, including, in some cases, requiring us to lower our prices. Opportunities to take market share using innovative products, services and sales approaches may also attract new entrants to the field. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of service provider partners offering our platforms and solutions and, as a result, our revenue and profitability could be adversely affected.

If we fail to compete successfully against our current and future competitors, or if our current or future competitors employ aggressive business tactics, including those described above, demand for our platforms and solutions could decline, we could experience cancellations of our services to consumers, or we could be required to reduce our prices or increase our expenses.

The proper and efficient functioning of our network operations centers and data back-up systems is central to our solutions.

Our solutions operate with a hosted architecture and we update our solutions regularly while our solutions are operating. If our solutions and/or upgrades fail to operate properly, our solutions could stop functioning for a period of time, which could put our users at risk. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our network operations centers and data back-up systems. Although our network operations centers have back-up computer and power systems, if there is a catastrophic event, natural disaster, terrorist attack, security breach or other extraordinary event, we may be unable to provide our subscribers with uninterrupted monitoring service. Furthermore, because data back-up systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, human error, computer viruses, computer hacking, data corruption and a range of other hardware, software and network problems), we cannot guarantee that we will not experience data back-up failures in the future. A significant or large-scale, security breach, malfunction or interruption of our network operations centers or data back-up systems could adversely affect our ability to keep our operations running efficiently. If a malfunction or security breach results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

We sell security and life safety solutions and if our solutions fail for any reason, we could be subject to liability and our business could suffer.

We sell security and life safety solutions, which are designed to secure the safety of our subscribers and their residences or commercial properties. If these solutions fail for any reason, including due to defects in our software, a carrier outage, a failure of our network operating center, a failure on the part of one of our service provider partners or user error, we could be subject to liability for such failures and our business could suffer.

Our platforms and solutions may contain undetected defects in the software, infrastructure, third-party components or processes. If our platforms or solutions suffer from defects, we could experience harm to our branded reputation, claims by our subscribers or service provider partners or lost revenue during the period required to address the cause of the defects. We may find defects in new, acquired or upgraded solutions, resulting in loss of, or delay in, market acceptance of our platforms and solutions, which could harm our business, financial condition, cash flows or results of operations.

Since solutions that enable our platforms are installed by our service provider partners, if they do not install or maintain such solutions correctly, our platforms and solutions may not function properly. If the improper installation or maintenance of our platforms and solutions leads to service or equipment failures after introduction of, or an upgrade to, our platforms or a solution, we could experience harm to our branded reputation, claims by our subscribers or service provider partners or lost revenue during the period required to address the cause of the problem. Further, we rely on our service provider partners to provide the primary source of support and ongoing service to our subscribers and, if our service provider partners fail to provide an adequate level of support and services to our subscribers, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

Any defect in, or disruption to, our platforms and solutions could cause consumers not to purchase additional solutions from us, prevent potential consumers from purchasing our platforms and solutions or harm our reputation. Although our contracts with our service provider partners limit our liability to our service provider partners for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our service provider partners or our subscribers, which may require us to spend significant time and money in litigation or arbitration, or to pay significant settlements or damages. Defending a lawsuit, regardless of its merit, could be costly, divert management's attention and affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. Although we currently maintain some warranty reserves, we cannot assure you that these warranty reserves will be sufficient to cover future liabilities.

We rely on our service provider partner network to acquire additional subscribers, and the inability of our service provider partners to attract additional subscribers or retain their current subscribers could adversely affect our operating results.

Substantially all of our revenue is generated through the sales of our platforms and solutions by our service provider partners, who incorporate our solutions in certain of the products and packages they sell to their customers, and our service provider partners are responsible for subscriber acquisition, as well as providing customer service and technical support for our platforms and solutions to the subscribers. We provide our service provider partners with specific training and programs to assist them in selling and providing support for our platforms and solutions, but we cannot assure that these steps will be effective. In addition, we rely on our service provider partners to sell our platforms and solutions into new markets in the intelligent and connected property space. If our service provider partners are unsuccessful in marketing, selling and supporting our platforms and solutions, our operating results could be adversely affected.

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

Any of our service provider partners may choose to offer a product from one of our competitors instead of our platforms and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a license agreement in November 2013 with Vivint Inc., or Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this arrangement, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider partner’s product; however, these monthly fees are less on a per customer basis than fees we receive from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. We must also work to expand our network of service provider partners to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service provider partners in our markets, there are a finite number of service provider partners that are able to perform the types of technical installations required for our platforms and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service provider partners, our business could be harmed.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 7,000 service provider partners to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2017, 2016 and 2015, our 10 largest revenue service provider partners accounted for 60%, 60% and 63% of our revenue. Monitronics International, Inc. represented greater than 15% but not more than 20% of our revenue in 2015 and greater than 10% but not more than 15% of our revenue in 2016 and 2017. ADT LLC represented greater than 15% but not more than 20% of our revenue in 2017.

We anticipate that we will continue to be dependent upon a limited number of service provider partners for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual service provider partners may increase in the future. The loss of one or more key service provider partners, a reduction in sales through any major service provider partners or the inability or unwillingness of any of our major service provider partners to pay for our platforms and solutions would reduce our revenue and could impair our profitability.

We have relatively limited visibility regarding the consumers that ultimately purchase our solutions, and we often rely on information from third-party service providers to help us manage our business. If these service providers fail to provide timely or accurate information, our ability to quickly react to market changes and effectively manage our business may be harmed.

We sell our solutions through service provider partners. These service provider partners work with consumers to design, install, update and maintain their connected home and commercial installations and manage the relationship with our subscribers. While we are able to track orders from service provider partners and have access to certain information about the configurations of their Alarm.com systems that we receive through our platforms, we also rely on service provider partners to provide us with information about consumer behavior, product and system feedback, consumer demographics and buying patterns. We use this channel sell-through data, along with other metrics, to forecast our revenue, assess consumer demand for our solution, develop new solutions, adjust pricing and make other strategic business decisions. Channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. If we do not receive consumer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.

Consumers may choose to adopt point products that provide control of discrete functions rather than adopting our connected property platforms. If we are unable to increase market awareness of the benefits of our unified solutions, our revenue may not continue to grow, or it may decline.

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in connected properties, such as a thermostat that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected — each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their connected property control solution over time with minimal upfront costs, despite some of the disadvantages of this approach, may reduce demand for our connected property solutions. If so, our service provider partners may switch and offer the point products and services of competing companies, which would adversely affect our sales and profitability. If a significant number of consumers in our target market choose to adopt point products rather than our connected property solutions, then our business, financial condition, cash flows and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

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

We are vulnerable to fluctuations in demand for Internet-connected devices in general and interactive security systems in particular. If the market for connected home and commercial solutions grows more slowly than anticipated or if demand for connected home and commercial solutions does not grow as quickly as anticipated, whether as a result of competition, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environments, budgetary constraints of our consumers or other factors, we may not be able to continue to increase our revenue and earnings and our stock price would decline.

A significant decline in our SaaS and license revenue renewal rate would have an adverse effect on our business, financial condition, cash flows and results of operations.

We generally bill our service provider partners based on the number of subscribers they have on our platforms and the features being utilized by subscribers on a monthly basis in advance. Subscribers could elect to terminate our services in any given month. If our efforts and our service provider partners’ efforts to satisfy our existing subscribers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. We track our SaaS and license revenue renewal rate on an annualized basis, as reflected in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Business Metrics — SaaS and License Revenue Renewal Rate.” However, our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. As a result, we may not be able to accurately predict future trends in renewals and the resulting churn. Subscribers may choose not to renew their contracts for many reasons, including the belief that our service is not required for their needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our subscribers may not renew for reasons entirely out of our control, such as moving a residence or the dissolution of their business, which is particularly common for small to mid-sized businesses. A significant increase in our churn would have an adverse effect on our business, financial condition, cash flows or results of operations.

If we are unable to develop new solutions, sell our platforms and solutions into new markets or further penetrate our existing markets, our revenue may not grow as expected.

Our ability to increase sales will depend, in large part, on our ability to enhance and improve our platforms and solutions, introduce new solutions in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, the ability to maintain and develop relationships with service providers, the ability to attract, retain and effectively train sales and marketing personnel and the effectiveness of our marketing programs. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our platforms and solutions, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our platforms and solutions and our ability to design our platforms and solutions to meet consumer demand.

We benefit from integration of our solutions with third-party security platform providers. If these developers choose not to partner with us, or are acquired by our competitors, our business and results of operations may be harmed.

Our solutions are incorporated into the hardware of our third-party security platform providers. For example, our hardware platform partners produce control devices that deliver our platform services to subscribers. It may be necessary in the future to renegotiate agreements relating to various aspects of these solutions or other third-party solutions. The inability to easily integrate with, or any defects in, any third-party solutions could result in increased costs, or in delays in new product releases or updates to our existing solutions until such issues have been resolved, which could have a material adverse effect on our business, financial condition, cash flows, results of operations and future prospects and could damage our reputation. In addition, if these third-party solution providers choose not to partner with us, choose to integrate their solutions with our competitors’ platforms, or are unable or unwilling to update their solutions, our business, financial condition, cash flows and results of operations could be harmed. Further, if third-party solution providers that we partner with or that we would benefit from partnering with are acquired by our competitors, they may choose not to offer their solutions on our platforms, which could adversely affect our business, financial condition, cash flows and results of operations.

We rely on wireless carriers to provide access to wireless networks through which we provide our wireless alarm, notification and intelligent automation services, and any interruption of such access would impair our business.

We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks. Any suspension or other interruption of services would adversely affect our ability to provide our services to our service provider partners and subscribers and may adversely affect our reputation. In addition, the inability to provide uninterrupted services, maintain our existing contracts with our wireless carriers or enter into new contracts with such wireless carriers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If we are unable to adapt to technological change, including maintaining compatibility with a wide range of devices, our ability to remain competitive could be impaired.

The market for connected home and commercial solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new subscribers and increase revenue from existing subscribers will depend in significant part on our ability to anticipate changes in industry standards, to continue to enhance our existing solutions or introduce new solutions on a timely basis to keep pace with technological developments, and to maintain compatibility with a wide range of connected devices in residential and commercial properties. We may change aspects of our platforms and may utilize open source technology in the future, which may cause difficulties including compatibility, stability and time to market. The success of this or any enhanced or new product or solution will depend on several factors, including the timely completion and market acceptance of the enhanced or new product or solution. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, cash flows and results of operations.

The technology we employ may become obsolete, and we may need to incur significant capital expenditures to update our technology.

Our industry is characterized by rapid technological innovation. Our platforms and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies. For example, AT&T shut down its 2G network on December 31, 2016. To maintain our subscriber base which relied on the now obsolete AT&T 2G network we subsidized the upgrade of the subscribers' outdated systems. If our service provider partners are not able to upgrade their customers then those accounts may be terminated with Alarm.com.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 27% of our hardware and other revenue for the year ended December 31, 2017. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We operate in the emerging and evolving connected property market, which may develop more slowly or differently than we expect. If the connected property market does not grow as we expect, or if we cannot expand our platforms and solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.

The market for solutions that bring objects and systems not typically connected to the Internet, such as home automation, security monitoring, video monitoring, energy management, and wellness solutions, into an Internet-like structure is in an early stage of development, and it is uncertain whether, how rapidly or how consistently this market will develop, and even if it does develop, whether our platforms and solutions will be accepted into the markets in which we operate. Some consumers may be reluctant or unwilling to use our platforms and solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs and lack of awareness of the benefits of our platforms and solutions. Our ability to expand the sales of our platforms and solutions into new markets depends on several factors, including the awareness of our platforms and solutions, the timely completion, introduction and market acceptance of our platforms and solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with service providers, the effectiveness of our marketing programs, the costs of our platforms and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our platforms and solutions into new markets, or if consumers do not perceive or value the benefits of our platforms and solutions, the market for our platforms and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

Risks of liability from our operations are significant.

The nature of the solutions we provide, including our interactive security solutions, potentially exposes us to greater risks of liability for employee acts or omissions, or technology or system failure than may be inherent in other businesses. Substantially all of our service provider partner agreements contain provisions limiting our liability to service provider partners and our subscribers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot assure you that these limitations will be enforced, and the costs of such litigation could have a material adverse effect on us. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.

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

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, phishing attempts, distributed denial of service attacks and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches.

Security breaches of, or sustained attacks against, our networks and infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Such an event could result in adverse publicity and therefore adversely affect the market's perception of the security and reliability of our services. A cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees and the costs of any additional fraud detection activities required by law, a court or a third-party. Additionally, some of our customer contracts require us to indemnify customers from damages they may incur as a result of a breach of our networks and systems. There can be no assurance that the limitation of liability provisions in our contracts for a security breach would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim. While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage will be available in sufficient amounts to cover one or more large claims related to a breach, will continue to be available on acceptable terms or at all. If any one of these risks materializes our business, financial condition, cash flows or results of operations could be materially and adversely affected.

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

On March 8, 2017, we acquired Icontrol's Connect and Piper business units and we have acquired other businesses in the past. For example, we acquired EnergyHub, Inc. in 2013, we acquired the assets of Horizon Analog, Inc. and Secure-i, Inc., respectively, in December 2014, we acquired the assets of HiValley Technology Inc. in March 2015 and we acquired certain assets of ObjectVideo, Inc. in January 2017. We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

•	incurring higher than anticipated capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel or failing to retain the key personnel of the acquired company or business;

•	failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our platforms and solutions;

•	disrupting our ongoing business;

•	diverting our management’s attention and other company resources;

•	failing to maintain uniform standards, controls and policies;

•	incurring significant accounting charges;

•	impairing relationships with employees, service provider partners or subscribers;

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

We may pursue business opportunities that diverge from our current business model, including expanding our platforms and solutions and investing in new and unproven technologies. We can offer no assurance that any such new business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could reduce operating margins and require more working capital, subject us to additional federal state, and local laws and regulations, materially and adversely affect our business, financial condition, cash flows or results of operations.

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

Our platforms and solutions enable us to collect, manage and store a wide range of data related to our subscribers’ interactive security, intelligent automation, video monitoring, energy management and wellness systems. A valuable component of our platforms and solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our service provider partners, our subscribers and third-party providers. We cannot assure you that the data we require for our proprietary data sets will be available from these sources in the future or that the cost of such data will not increase. The United States federal government and various state governments have adopted or proposed limitations on the collection, distribution, storage and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that is more rigorous governing data collection and storage than in the United States.

On October 6, 2015, the European Court of Justice issued a ruling that calls into question the continued availability of all provisions of the United States-European Union Safe Harbor Framework, a privacy protection mechanism that facilitated the transfer of personal data to the United States in compliance with the European Commission’s Directive on Data Protection. The United States and European Union, or EU, have implemented a new cooperative program for transferring personal data, referred to as the Privacy Shield, that went into effect on August 1, 2016. We self-certified our compliance with the Privacy Shield framework in September 2016. However, the validity of other transfer mechanisms, including Model Contracts, is currently being challenged in the European Court of Justice and it is possible that the validity of the Privacy Shield will be challenged as well. The EU has issued a new General Data Protection Regulation, or GDPR, that will go into effect on May 25, 2018. As a result of these ongoing challenges there will continue to be significant regulatory uncertainty surrounding the validity of data transfers from the EU to the United States, as well as the processing of personal data of EU persons. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Further, in the event of a breach of personal information that we hold, we may be subject to governmental fines, individual claims, remediation expenses, and/or harm to our reputation. Moreover, if future laws and regulations limit our ability to use and share this data or our ability to store, process and share data over the Internet, demand for our platforms and solutions could decrease, our costs could increase, and our business, financial condition, cash flows and results of operations could be harmed.

Although we are not currently subject to the Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, or HIPAA, which regulates the use and disclosure of Protected Health Information, or PHI, we may modify our platforms and solutions to become HIPAA compliant. Becoming fully HIPAA compliant involves adopting and implementing privacy and security policies and procedures as well as administrative, physical and technical safeguards. Additionally, HIPAA compliance requires certain agreements with contracting partners to be in place and the appointment of a Privacy and Security Officer. Endeavoring to become HIPAA compliant may be costly both financially and in terms of administrative resources. It may take substantial time and require the assistance of external resources, such as attorneys, information technology, and/or other consultants. We would have to be HIPAA compliant to provide services for or on behalf of a health care provider or health plan pursuant to which PHI is accessed, created, maintained or transmitted. Thus, if we do not become fully HIPAA compliant, our expansion opportunities may be limited. Furthermore, it is possible that HIPAA may be expanded in the future to apply to certain of our platforms and/or solutions as currently constituted.

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

We have indemnity obligations to certain of our service provider partners for certain expenses and liabilities, which could force us to incur substantial costs.

We have indemnity obligations to certain of our service provider partners for certain claims regarding our platforms and solutions, including security breach, product recall, epidemic failure, and product liability claims. As a result, in the case of any such claims against these service provider partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our service provider partners may seek indemnification from us in the event that such claims are brought against them. In addition, we may elect to indemnify service provider partners where we have no contractual obligation to do so and we will evaluate each such request on a case-by-case basis. If a service provider partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

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

As of December 31, 2017, we had $157.9 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government has enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

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

Our business is subject to the risks of earthquakes, hurricanes, fires, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism or global or regional economic, political and social conditions.

A significant natural disaster, such as an earthquake, hurricane, fire, flood, or a significant power outage could harm our business, financial condition, cash flows and results of operations. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platforms and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service provider partners or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service provider partners and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platforms and solutions, our business, financial condition, cash flows and results of operations would be harmed.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platforms and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platforms and solutions. Concerns about the systemic impact of a potential widespread recession, energy costs, geopolitical issues, the availability and cost of credit and the global housing and mortgage markets have contributed to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad. The current unstable general economic and market conditions have been characterized by a dramatic decline in consumer discretionary spending and have disproportionately affected providers of solutions that represent discretionary purchases. While the decline in consumer spending has recently moderated, these economic conditions could still lead to continued declines in consumer spending over the foreseeable future, and may have resulted in a resetting of consumer spending habits that may make it unlikely that such spending will return to prior levels for the foreseeable future.

During weak economic times, the available pool of service providers may decline as the prospects for home building and home renovation projects diminish, which may have a corresponding impact on our growth prospects. In addition, there is an increased risk during these periods that an increased percentage of our service provider partners will file for bankruptcy protection, which may harm our reputation, revenue, profitability and results of operations. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. Likewise, consumer bankruptcies can detrimentally affect the business stability of our service provider partners. Prolonged economic slowdowns and reductions in new home construction and renovation projects may result in diminished sales of our platforms and solutions. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

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

Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. Our platforms and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our platforms and solutions must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our service provider partners fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our platforms or solutions or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our platforms and solutions in international markets, prevent our service provider partners with international operations from deploying our platforms and solutions or, in some cases, prevent the export or import of our platforms and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our platforms and solutions, or in our decreased ability to export or sell our platforms and solutions to existing or potential service provider partners with international operations. Any decreased use of our platforms and solutions or limitation on our ability to export or sell our platforms and solutions would likely adversely affect our business, financial condition, cash flows and results of operations.

In addition, our software contains encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, including restrictions on future export activities, which could harm our business and operating results. Regulatory restrictions could impair our access to technologies needed to improve our platforms and solutions and may also limit or reduce the demand for our platforms and solutions outside of the United States.

Furthermore, U.S. export control laws and economic sanctions programs prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. Even though we take precautions to prevent our platforms and solutions from being shipped or provided to U.S. sanctions targets, our platforms and solutions could be shipped to those targets or provided by third-parties despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such programs, could result in decreased use of our platforms and solutions, or in our decreased ability to export or sell our platforms and solutions to existing or potential service provider partners, which would likely adversely affect our business, financial condition, cash flows and results of operations.

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

We are involved and have been involved in the past in legal proceedings from time to time. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. On December 30, 2015, a class action lawsuit was filed against us, alleging violations of the Telephone Consumer Protection Act, or TCPA. See the section of this Annual Report titled "Legal Proceedings" for additional information on each of these matters. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risks related to these suits, and we may be unable to accurately assess our level of exposure. As a result of these proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property.

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

It has been common practice in the U.S. insurance industry to provide a reduction in rates for policies written on residences that have monitored alarm systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, new homeowners who otherwise may not feel the need for alarm monitoring services would be removed from our potential subscriber pool, which could hinder the growth of our business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase our attrition rates. In either case, our results of operations and growth prospects could be adversely affected.

We face many risks associated with our plans to expand internationally, which could harm our business, financial condition, cash flows and results of operations.

We anticipate that our efforts to expand internationally will entail the marketing and advertising of our platforms, solutions and brand. Revenue in countries outside of North America accounted for approximately 1% of our total revenue for the year ended December 31, 2017 and less than 1% of our total revenue for the years ended December 31, 2016 and 2015. We also do not have substantial experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

Our software contains encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, including restrictions on future export activities, which could harm our business and operating results. Regulatory restrictions could impair our access to technologies needed to improve our platforms and solutions and may also limit or reduce the demand for our platforms and solutions outside of the United States.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies are highly complex and involve many assumptions, estimates and judgments. A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. GAAP rules are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, we are currently assessing the impact of Accounting Standards Update No. 2016-02, (Topic 842), “Leases,” which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. We will be required to implement this guidance in the first quarter of 2019. We have not yet determined the effect of the standard on our ongoing financial reporting. Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements for additional information about this and other new accounting pronouncements. Implementation of this new standard could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Our accounting is becoming more complex, and relies upon estimates or judgments relating to our critical accounting policies. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex. For example, as a result of our acquisition of the Connect business unit of Icontrol, we now recognize revenue relating to the delivery of software relating to the Connect platforms under different revenue recognition standards than those that apply to delivery of our services under the Alarm.com platforms. Ongoing evolution of our business, and any future acquisitions, may compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, business combinations, and income taxes.

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

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. See the section of this Annual Report titled "Legal Proceedings" for additional information on such actions. Any such action could result in significant costs and diversion of our resources and management's attention, and we cannot assure you that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation and our service provider partner contracts may require us to indemnify them against certain liabilities they may incur as a result of our infringement of any third party intellectual property. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Given that our platforms and solutions integrate with many aspects of a property, the risk that our platforms and solutions may be subject to these allegations is exacerbated. As we seek to extend our platforms and solutions, we could be constrained by the intellectual property rights of others. If our platforms and solutions exceed the scope of in-bound licenses or violate any third party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our platforms and solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition, cash flows and results of operations. If we were compelled to withdraw any of our platforms and solutions from the market, our business, financial condition, cash flows and results of operations could be harmed.

We have indemnity obligations to certain of our service provider partners for certain expenses and liabilities resulting from intellectual property infringement claims regarding our platforms and solutions, which could force us to incur substantial costs.

We have indemnity obligations to certain of our service provider partners for intellectual property infringement claims regarding our platforms and solutions. As a result, in the case of infringement claims against these service provider partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our service provider partners may seek indemnification from us in connection with infringement claims brought against them. In addition, we may elect to indemnify service provider partners where we have no contractual obligation to indemnify them and we will evaluate each such request on a case-by-case basis. If a service provider partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

The use of open source software in our platforms and solutions may expose us to additional risks and harm our intellectual property.

Some of our platforms and solutions use or incorporate software that is subject to one or more open source licenses and we may incorporate open source software in the future. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user's software to disclose publicly part or all of the source code to the user's software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms to us or at no cost.

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and accordingly there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our platforms and solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our platforms and solutions, to re-develop our platforms and solutions, to discontinue sales of our platforms and solutions or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, cash flows and results of operations or require us to devote additional research and development resources to change our solutions.

Although we are not aware of any use of open source software in our platforms and solutions that would require us to disclose all or a portion of the source code underlying our core solutions, it is possible that such use may have inadvertently occurred in deploying our platforms and solutions. Additionally, if a third party software provider has incorporated certain types of open source software into software we license from such third party for our platforms and solutions without our knowledge, we could, under certain circumstances, be required to disclose the source code to our platforms and solutions. This could harm our intellectual property position as well as our business, financial condition, cash flows and results of operations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and will likely continue to be volatile.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $49.49 through December 31, 2017. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	variance in our financial performance from expectations of securities analysts;

•	announcements by us or our competitors of significant business developments, technical innovations, acquisitions or new solutions;

•	changes in the prices of our platforms and solutions;

•	changes in our projected operating and financial results;

•	changes in laws or regulations applicable to our platforms and solutions or marketing techniques, or our industry in general;

•	our involvement in any litigation, including any lawsuits threatened or filed against us;

•	our sale of our common stock or other securities in the future;

•	changes in senior management or key personnel;

•	trading volume of our common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic, regulatory and market conditions in the United States and abroad.

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

Our independent registered public accounting firm is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to report on the effectiveness of our internal control over financial reporting beginning with our fiscal year ended December 31, 2017. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion that our internal controls over financial reporting are effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Failure to remediate any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As of December 31, 2017, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

We also have offices in Bloomington, Minnesota; Centennial, Colorado; Brooklyn, New York; Boston and Needham, Massachusetts; Wilsonville, Oregon; Lawrence, Kansas; Provo, Utah; Fort Lauderdale, Florida; Redwood City, California; Nags Head, North Carolina; and Ottawa, Canada, and own a demonstration home in Falls Church, Virginia. We and our subsidiaries use these properties for sales and training, research and development, technical support and administrative purposes.

ITEM 3. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review, or IPR, by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit.  In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint has appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, and we have cross-appealed. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, and Vivint is proceeding with its case on four of the six patents in its complaint. Fact discovery is scheduled to close on or about March 15, 2018, and no trial date has been set. In September 2017, the U.S. Patent and Trademark Office ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request.

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

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com itself violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service provider partners under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On May 5, 2017, the court granted plaintiffs' motion for class certification. Discovery is underway, and the matter remains pending in the U.S. District Court for the Northern District of California. Based on the current schedule, we anticipate a trial will take place in October 2018.

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

On March 21, 2017, Taraneh Vessal filed a complaint against us and Monitronics International, Inc. in the United States District Court for the Northern District of Illinois, alleging violation of the TCPA and the Illinois Consumer Fraud and Deceptive Business Practices Act, or ICFDBA. We filed a motion to dismiss the complaint on May 12, 2017. Plaintiff filed her First Amended Complaint on June 2, 2017, alleging similar violations of the TCPA and ICFDBA. We filed a motion to dismiss the First Amended Complaint on June 16, 2017. On October 18, 2017, the Court granted our motion to dismiss the claims with respect to violations of the ICFDBA without prejudice, but allowed the claims with respect to the TCPA to proceed. Discovery is underway, and the matter remains pending.

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

On August 24, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The complaint seeks injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the ipDatatel products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 7,956,736; 8,478,871; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from ipDatatel.  The Court has scheduled a claim construction hearing for June 2018 and commencement of trial in March 2019. ipDatatel has not yet answered the complaint or asserted counterclaims and defenses. ipDatatel has moved for dismissal based on alleged patent ineligibility as to each patent in suit.

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from Protect America and SecureNet. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. In September 2017, Alarm.com voluntarily dismissed the amended complaint in the United States District Court of the Eastern District of Virginia and refiled a complaint against Protect America, with substantially the same allegations, in the United States District Court of the Eastern District of Texas. The Court has scheduled a claim construction hearing for September 2018 and commencement of trial in May 2019. Protect America has not yet answered the complaint or asserted counterclaims and defenses. Protect America has moved for dismissal or transfer to the Western District of Texas based on allegedly improper venue.

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review of the patents-in-suit before the PTAB. Proceedings as to one of the patents in suit (United States Patent Number 7,855,635) was instituted, resulting in the cancellation of some, but not all, claims of that patent. That decision is currently before the Court of Appeals for the Federal Circuit. The PTAB has rejected the remaining applications for inter partes review. SecureNet requested rehearing of the rejection as to one of the patents in suit, which request has been rejected by the PTAB. The Court has scheduled a claim construction hearing for March 2018 and commencement of trial in February 2019.

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that Zonoff Inc., or Zonoff, infringes certain U.S. Patents owned by Icontrol, all of which are now owned by Alarm.com through a subsidiary. In November 2015, Icontrol filed a second lawsuit, also in the United States District Court, District of Delaware, alleging that Zonoff infringes additional U.S. Patents owned by Icontrol, now owned by Alarm.com through a subsidiary. The Court held a claim construction hearing in the first case on March 14, 2016 and consolidated the cases on August 1, 2016. On November 3, 2017, Zonoff and Alarm.com entered into a proposed consent judgment whereby Zonoff stipulated to its infringement of the patents in suit and the validity of the patents in suit. The Court entered a consent judgment against Zonoff, and the matter is now closed.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The Nasdaq Global Select Market on June 26, 2015 and trades under the symbol “ALRM.” Prior to June 26, 2015, there was no public market for our common stock. The following table sets forth the high and low reported sales prices per share of our common stock for each quarter during the last two years:

	High	Low
Quarter ended March 31, 2016	$24.22	$14.00
Quarter ended June 30, 2016	25.84	19.91
Quarter ended September 30, 2016	33.13	24.52
Quarter ended December 31, 2016	34.43	26.68
Quarter ended March 31, 2017	33.60	26.84
Quarter ended June 30, 2017	38.53	29.95
Quarter ended September 30, 2017	45.93	35.71
Quarter ended December 31, 2017	49.49	35.80

On February 15, 2018, the closing price of our common stock on The Nasdaq Global Select Market was $37.88.

Holders

As of February 15, 2018, there were 60 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our 2017 Facility with Silicon Valley Bank, as further disclosed under "Sources of Liquidity" in Part II Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

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

The net proceeds to us, after deducting underwriting discounts and commission of approximately $7.4 million and offering expenses of approximately $5.0 million, were approximately $93.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested a portion of the net offering proceeds into money market securities. As of December 31, 2017, we have applied all of the offering proceeds in accordance with the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 26, 2016.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Alarm.com Holdings, Inc. under the Securities Act.

The following graph shows a comparison for the period June 26, 2015 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2017 of the cumulative total return for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) Standard & Poor's 500 Index, or S&P 500 Index assuming an initial investment of $100 on June 26, 2015 and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

	June 26, 2015	December 31, 2015	December 31, 2016	December 31, 2017
Alarm.com Holdings, Inc.	$100	$99	$165	$224
Nasdaq Composite	100	99	106	136
S&P 500	100	97	107	127

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report. The following tables set forth our selected consolidated financial and other data for the years ended and as of December 31, 2017, 2016, 2015, 2014 and 2013 (in thousands, except share and per share data).

	Year Ended December 31,
Consolidated Statements of Operations Data:	2017	2016	2015	2014	2013
Revenue:
SaaS and license revenue	$236,283	$173,540	$140,936	$111,515	$82,620
Hardware and other revenue	102,654	87,566	67,952	55,797	47,602
Total revenue	338,937	261,106	208,888	167,312	130,222
Cost of revenue(1):
Cost of SaaS and license revenue	35,610	30,229	25,722	23,007	16,476
Cost of hardware and other revenue	80,578	69,151	51,652	44,172	38,482
Total cost of revenue	116,188	99,380	77,374	67,179	54,958
Operating expenses:
Sales and marketing(2)	43,490	38,980	32,240	25,836	21,467
General and administrative(2)	55,396	57,926	35,473	26,113	29,928
Research and development(2)	72,755	44,272	40,002	23,193	13,085
Amortization and depreciation	17,734	6,490	5,808	3,991	3,360
Total operating expenses	189,375	147,668	113,523	79,133	67,840
Operating income	33,374	14,058	17,991	21,000	7,424
Interest expense	(2,199)	(190)	(178)	(196)	(269)
Other income / (expense), net	1,066	513	(348)	(485)	57
Income before income taxes	32,241	14,381	17,465	20,319	7,212
Provision for income taxes	2,990	4,227	5,697	6,817	2,688
Net income	29,251	10,154	11,768	13,502	4,524
Dividends paid to participating securities	—	—	(18,987)	—	—
Income allocated to participating securities	(13)	(12)	—	(12,939)	(4,402)
Net income / (loss) attributable to common stockholders	$29,238	$10,142	$(7,219)	$563	$122

	Year Ended December 31,
	2017	2016	2015	2014	2013
Per share information attributable to common stockholders:
Net income / (loss) per share:
Basic	$0.63	$0.22	$(0.30)	$0.25	$0.08
Diluted	$0.59	$0.21	$(0.30)	$0.14	$0.04
Weighted average common shares outstanding:
Basic	46,682,141	45,716,757	24,108,362	2,276,694	1,443,469
Diluted	49,153,948	47,875,522	24,108,362	3,890,121	2,795,345
Cash dividends declared per share	$—	$—	$0.36	$—	$—

	Year Ended December 31,
	2017	2016	2015	2014	2013
Other Financial and Operating Data:
SaaS and license revenue renewal rate(3)	93%	94%	93%	93%	93%
Adjusted EBITDA(4)	$71,628	$49,034	$34,370	$28,321	$28,259

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet and other data:
Cash and cash equivalents	$96,329	$140,634	$128,358	$42,572	$33,583
Working capital(5)	119,433	150,485	131,971	45,854	31,599
Total assets	371,641	261,245	226,095	120,932	99,487
Redeemable convertible preferred stock	—	—	—	202,456	202,456
Total long-term obligations	94,311	30,297	26,885	17,572	14,923
Total stockholders' equity / (deficit)	232,827	191,249	170,131	(121,844)	(140,690)
_____________________
(1) Excludes amortization and depreciation.

(2) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Stock-based compensation expense data:
Sales and marketing	$561	$536	$372	$338	$102
General and administrative	2,638	1,430	2,486	1,862	495
Research and development	4,214	2,035	1,266	1,067	244
Total stock-based compensation expense	$7,413	$4,001	$4,124	$3,267	$841

(3) We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from subscribers on our platforms who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage. Our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Adjusted EBITDA:
Net income	$29,251	$10,154	$11,768	$13,502	$4,524
Adjustments:
Interest expense and other income / (expense), net	1,133	(323)	526	681	212
Provision for income taxes	2,990	4,227	5,697	6,817	2,688
Amortization and depreciation expense	17,734	6,490	5,808	3,991	3,360
Stock-based compensation expense	7,413	4,001	4,124	3,267	841
Goodwill and intangible asset impairment	—	—	—	—	11,266
Release of acquisition related contingent liability	—	—	—	—	(5,820)
Acquisition-related expense	5,895	11,098	100	—	—
Litigation expense	7,212	13,387	6,347	63	11,188
Total adjustments	42,377	38,880	22,602	14,819	23,735
Adjusted EBITDA	$71,628	$49,034	$34,370	$28,321	$28,259

(5) In the fourth quarter of 2015, we retrospectively adopted ASU 2015-17, "Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes and requires entities to classify deferred income tax liabilities and assets for each jurisdiction as noncurrent on the balance sheet. Due to the adoption of this pronouncement, we retrospectively reclassified the previously reported current portion of deferred tax assets to long-term deferred tax assets for the balance sheet and other data table above resulting in a change in working capital as of December 31, 2014 and 2013.

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

Overview

Alarm.com is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for smart residential and commercial properties, including interactive security, video monitoring, intelligent automation, energy management and wellness solutions. Millions of property owners rely on our technology to intelligently secure, monitor and manage their residential and commercial properties. In the last year alone, our platforms processed more than 100 billion data points generated by over 80 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Our solutions are delivered through an established network of over 7,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include gateway modules and other connected devices that enable our services, such as video cameras and smart thermostats. We believe that the length of service contracts with residential and commercial property owners, combined with our robust platforms and over 15 years of operating experience, contribute to a compelling business model.

Our technology platforms are designed to make connected properties safer, smarter and more efficient. Our solutions are used in both smart residential and commercial properties, which we refer to as the connected property market and we have designed our technology platforms for all market participants. This includes not only the residential and commercial property owners who subscribe to our services, but also the hardware partners who manufacture devices that integrate with our platforms and the service provider partners who install and maintain our solutions.

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

Executive Overview and Highlights of 2017 and 2016 Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our service provider partners have indicated that they typically have three to five-year service contracts with residential or commercial property owners. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our Connect platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. SaaS and license revenue represented 70%, 66% and 67% of our revenue in 2017, 2016 and 2015, respectively.

We also generate revenue from the sale of hardware, including cellular radio modules, video cameras, image sensors, thermostats and other peripherals, that enables our solutions. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 30%, 34% and 33% of our revenue in 2017, 2016 and 2015, respectively. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

We believe there is significant opportunity to expand our international business, as approximately 1% percent of our total revenue during the year ended December 31, 2017 originated from customers located outside of North America. Our products are currently localized and available in 34 countries outside of North America.

Highlights of our financial performance for the periods covered in this Annual Report include:

•	SaaS and license revenue increased 36% to $236.3 million in 2017 from $173.5 million in 2016. SaaS and license revenue increased 23% to $173.5 million in 2016 from $140.9 million in 2015.

•	Revenue increased 30% to $338.9 million in 2017 from $261.1 million in 2016. Revenue increased 25% to $261.1 million in 2016 from $208.9 million in 2015.

•	Net income was $29.3 million in 2017, $10.2 million in 2016 and $11.8 million in 2015.

•
Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $71.6 million in 2017 from $49.0 million in 2016. Adjusted EBITDA increased to $49.0 million in 2016 from $34.4 million in 2015.

Please see Non-GAAP Measures below in this section of this Annual Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with GAAP, for the years ended December 31, 2017, 2016 and 2015.

Recent Developments

On October 6, 2017, we refinanced the $72.0 million remaining outstanding balance under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders, or the 2014 Facility, by entering into a new $125.0 million senior secured revolving credit facility, or the 2017 Facility. In connection with the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under the 2014 Facility.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies and include the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
SaaS and license revenue	$236,283	$173,540	$140,936
Adjusted EBITDA	71,628	49,034	34,370

	Twelve Months Ended December 31,
	2017	2016	2015
SaaS and license revenue renewal rate	93%	94%	93%

SaaS and License Revenue

We believe that SaaS and license revenue is an indicator of the productivity of our existing service provider partners and their ability to activate and maintain subscribers using our intelligently connected property solutions, our ability to add new service provider partners reselling our solutions, the demand for our intelligently connected property solutions and the pace at which the market for these solutions is growing.

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

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with
GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the years ended December 31, 2017, 2016 and 2015.

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

Components of Operating Results

Our fiscal year ends on December 31. The key elements of our operating results include:

Revenue

We generate revenue primarily through the sale of our SaaS solutions over our cloud-based intelligently connected property Alarm.com platform through our service provider partner channel. We also generate revenue from the sale of hardware products that enable our solutions. We generate revenue from the sale of licenses and services to service providers for access to our Connect software platform.

SaaS and License Revenue. We generate the majority of our SaaS and license revenue primarily from monthly recurring fees charged to our service provider partners sold on a per subscriber basis for access to our cloud-based intelligently connected property Alarm.com platform and related solutions. Our fees per subscriber vary based upon the service plan and features utilized. We enter into contracts with our service provider partners that establish our pricing as well as other business terms and conditions. These contracts typically have an initial term of one year, with subsequent annual renewal terms. Our service provider partners typically enter into contracts with their end-user customers, which we refer to as our subscribers, for their engagement with our solutions. Our service provider partners have indicated that those contracts generally range from three to five years in length.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our Connect platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Connect platform solution typically include software and services, such as post-contract customer support, or PCS. Under terms in our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service and we recognize revenue over the period of combined service. Our service provider partners typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.

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

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to third parties on a per customer basis for use of our patents. In November 2013, we entered into a license agreement with Vivint Inc., or Vivint, pursuant to which we granted Vivint a license to use the intellectual property associated with our intelligently connected property solutions. Vivint began generating customers and paying us license revenue in the second quarter of 2014. Pursuant to this arrangement, Vivint has transitioned from selling our SaaS solutions directly to its customers to selling its own home automation product to its new customers. For those subscribers Vivint added to their SaaS solution, Vivint pays us a license fee, and for subscribers still on the Alarm.com platform, Vivint pays to utilize our SaaS Alarm.com platform. Additionally, in certain markets, our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Hardware and Other Revenue. We generate hardware and other revenue from the sale of video cameras and cellular radio modules that provide access to our cloud-based platforms, and from the sale of other devices, including image sensors and peripherals. We sell hardware to our service provider partners as well as distributors. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. We recognize hardware and other revenue when the hardware is delivered to our service provider partners or distributors, net of a reserve for estimated returns. Our terms for hardware sales typically allow our service provider partners to return hardware up to one year past the date of original sale.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a subscriber’s account on our platforms. We record activation fees initially as deferred revenue and we recognize these fees on a straight-line basis over an estimated life of the subscriber relationship, which is currently ten years. Hardware and other revenue also includes fees paid by service provider partners for our marketing services.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operating centers. We record the payroll and payroll-related costs of the department dedicated to providing service exclusively to a specific service provider for the Connect platform to cost of SaaS and license revenue. Our cost of hardware and other revenue primarily includes cost of raw materials and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 607 employees as of January 1, 2017 to 784 employees as of December 31, 2017, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions grew from 219 as of January 1, 2017 to 242 as of December 31, 2017. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis and increase as a percentage of our total revenue to levels consistent with 2016 in the short term. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs, trade shows and training to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions.

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

The number of employees in general and administrative functions grew from 68 as of January 1, 2017 to 95 as of December 31, 2017. Excluding intellectual property litigation and acquisition-related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other regulations governing public companies. We will continue to incur additional costs associated with being a public company including higher legal, corporate insurance and accounting expenses, including the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act which has resulted in additional external audit and consulting fees. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property, as well as integration costs associated with the acquisition of the Connect and Piper business units from Icontrol, which closed on March 8, 2017, which we refer to as the Acquisition.

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

The number of employees in research and development functions grew from 320 as of January 1, 2017 to 447 as of December 31, 2017. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

Amortization and Depreciation.  Amortization and depreciation consists of amortization of intangible assets originating from our acquisitions as well as our internally-developed capitalized software. Our depreciation expense is related to investments in property and equipment. Acquired intangible assets include developed technology, customer related intangibles, trademarks and trade names. We expect in the near term that amortization and depreciation may fluctuate based on our acquisition activity, development of our platforms and capitalized expenditures.

Interest Expense

Interest expense consists of interest expense associated with our credit facilities. The 2017 Facility is available to us to refinance existing debt and for general corporate and working capital purposes as permitted under the terms of the 2017 Credit Facility. Interest expense is expected to increase in upcoming periods as we have utilized the 2017 Facility for the Acquisition.

Other Income / (Expense), Net

Other income / (expense), net consists of our portion of the income or loss from our minority investments in other businesses accounted for under the equity method and interest income earned on our cash and cash equivalents and our notes receivable.

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rate was below the statutory rate primarily due to recognizing the tax windfall benefits from employee stock-based payment transactions through the income statement provision for income taxes in the period incurred, as well as the research and development tax credits claimed. We recognize excess tax windfall benefits on a discrete basis in the quarter in which it occurs and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price and exercises of stock options under our equity incentive plans each period.

These decreases in the effective tax rate were partially offset by the effects of the Tax Cuts and Jobs Act, or the “Tax Act,” signed into law on December 22, 2017 as well as the impact of state taxes and non-deductible meal and entertainment expenses. The Tax Act makes significant change in U.S. tax law, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted Tax Act, we were required to revalue deferred tax assets and liabilities at the rate in effect when the deferred tax balances are scheduled to reverse.

Results of Operations

The following table sets forth our selected consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

Consolidated Statements of Operations

	Year Ended December 31,
	2017		2016		2015
	$	%	$	%	$	%
Revenue:
SaaS and license revenue	$236,283	70%	$173,540	66%	$140,936	67%
Hardware and other revenue	102,654	30	87,566	34	67,952	33
Total revenue	338,937	100	261,106	100	208,888	100
Cost of revenue: (1)
Cost of SaaS and license revenue	35,610	11	30,229	12	25,722	12
Cost of hardware and other revenue	80,578	24	69,151	26	51,652	25
Total cost of revenue	116,188	34	99,380	38	77,374	37
Operating expenses:
Sales and marketing (2)	43,490	13	38,980	15	32,240	15
General and administrative (2)	55,396	16	57,926	22	35,473	17
Research and development (2)	72,755	21	44,272	17	40,002	19
Amortization and depreciation	17,734	5	6,490	2	5,808	3
Total operating expenses	189,375	56	147,668	57	113,523	54
Operating income	33,374	10	14,058	5	17,991	9
Interest expense	(2,199)	(1)	(190)	—	(178)	—
Other income / (expense), net	1,066	—	513	—	(348)	—
Income before income taxes	32,241	10	14,381	6	17,465	8
Provision for income taxes	2,990	1	4,227	2	5,697	3
Net income	$29,251	9%	$10,154	4%	$11,768	6%
_______________

(1)	Excludes amortization and depreciation.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense data:
Sales and marketing	$561	$536	$372
General and administrative	2,638	1,430	2,486
Research and development	4,214	2,035	1,266
Total stock-based compensation expense	$7,413	$4,001	$4,124

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2017	2016	2015
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	17%	18%
Cost of hardware and other revenue as a percentage of hardware and other revenue	78%	79%	76%
Total cost of revenue as a percentage of total revenue	34%	38%	37%

Comparison of Years Ended December 31, 2017 to December 31, 2016 and December 31, 2016 to December 31, 2015

Revenue

	Year Ended December 31,			% Change
Revenue	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
SaaS and license revenue	$236,283	$173,540	$140,936	36%	23%
Hardware and other revenue	102,654	87,566	67,952	17%	29%
Total revenue	$338,937	$261,106	$208,888	30%	25%

2017 Compared to 2016

The $77.8 million increase in total revenue in 2017 compared to 2016 was the result of a $62.7 million, or 36%, increase in our SaaS and license revenue and a $15.1 million, or 17%, increase in our hardware and other revenue. The increase in our Alarm.com segment SaaS and license revenue in 2017 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2016 and due to service providers and their subscribers on our Connect software platform. To a lesser extent, SaaS and license revenue increased in the period due to an increase in license fees. The increase in hardware and other revenue in 2017 compared to 2016 was due to an increase in the volume of video cameras sold including several new product offering releases in 2017, and due to increases in volume of other peripherals sold including the system enhancement module. Our Other segment contributed 6% of the increase in SaaS and license revenue and 12% of the increase in hardware and other revenue in 2017 compared to 2016. The increase in SaaS and license revenue for our Other segment in 2017 was from our remote access management solution and our energy management and demand response solutions. The increase in hardware and other revenue for our Other segment in 2017 was primarily due to an increase in video cameras sold and hardware sold to support our remote access management solution.

2016 Compared to 2015

The $52.2 million increase in total revenue in 2016 compared to 2015 was the result of a $32.6 million, or 23%, increase in our SaaS and license revenue and a $19.6 million, or 29%, increase in our hardware and other revenue. The increase in our SaaS and license revenue from 2015 to 2016 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2015, as well as the increase of our subscriber base during 2016. To a lesser extent, SaaS and license revenue increased from 2015 to 2016 due to an increase in fees paid to us for licenses to use our intellectual property. Hardware and other revenue increased by $10.5 million from a 74% increase in the volume of video cameras sold, including our doorbell camera, which was released in 2016. Hardware and other revenue also increased by $2.9 million from 2015 to 2016 from a 9% increase in the volume of peripherals sold, including our thermostat and cellular radio modules. Our Other segment contributed $2.9 million, or 2%, of the increase in SaaS and license revenue and $6.2 million, or 9%, of the increase in hardware and other revenue from 2015 to 2016. The increases in SaaS and license revenue for our Other segment were from our remote access management solution and our energy management and demand response solution. The increases in hardware revenue for our Other segment were primarily from our remote access management solution.

Cost of Revenue

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cost of revenue(1)
Cost of SaaS and license revenue	$35,610	$30,229	$25,722	18%	18%
Cost of hardware and other revenue	80,578	69,151	51,652	17%	34%
Total cost of revenue	$116,188	$99,380	$77,374	17%	28%
% of total revenue	34%	38%	37%
 ________________

(1) Excludes amortization and depreciation.

2017 Compared to 2016

The $16.8 million increase in cost of revenue in 2017 compared to 2016 was the result of a $5.4 million, or 18%, increase in cost of SaaS and license revenue and an $11.4 million, or 17%, increase in cost of hardware and other revenue. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operating centers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for 2017 and 17% for 2016. The decrease in cost of sales relative to our revenue growth was due to the achievement of economies of scale related to the growth in our subscriber base including the addition of the subscribers of our Connect software platform, which has a higher gross margin profile but lower revenue per subscriber. The increase in cost of hardware and other revenue related primarily to our increase in hardware and other revenue. Cost of hardware and other revenue as a percentage of hardware and other revenue was 78% for 2017 and 79% for 2016. The decrease in cost of hardware as a percentage of hardware and other revenue is a reflection of the mix of product sales during the periods.

2016 Compared to 2015

The $22.0 million increase in cost of revenue in 2016 compared to 2015 was the result of a $4.5 million, or 18%, increase in cost of SaaS and license revenue and a $17.5 million, or 34%, increase in cost of hardware and other revenue. The increase in cost of SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in the costs to make our SaaS platform available to our service provider partners and subscribers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 17% for 2016 and 18% for 2015. This decrease in cost of sales relative to our revenue growth was due to the achievement of economies of scale from growth in our subscriber base. The increase in cost of hardware and other revenue related primarily to our increase in hardware and other revenue and was higher on a relative basis due to new hardware solutions such as the doorbell camera and the shift to LTE cellular technology for our radio module. Cost of hardware and other revenue as a percentage of hardware and other revenue decreased was 79% for 2016 and 76% for 2015.

Sales and Marketing Expense

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales and marketing	$43,490	$38,980	$32,240	12%	21%
% of total revenue	13%	15%	15%

2017 Compared to 2016

The $4.5 million increase in sales and marketing expense in 2017 compared to 2016 was primarily due to increases in headcount for our sales force, service provider partner support team, and use of consultants to support our growth and for international expansion and marketing initiatives. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $3.5 million in 2017. This increase was partially offset by a $1.6 million decrease in marketing expense for our Alarm.com segment due to a marketing initiative we undertook in 2016 that did not recur in 2017. Sales and marketing expense from our Other segment increased by $2.2 million in 2017 due to an increase in employee headcount and associated personnel and related costs as well as expenses related to the use of consultants to support our growth. The overall number of employees in our sales and marketing teams increased from 219 as of December 31, 2016 to 242 as of December 31, 2017. Sales and marketing expense as a percentage of total revenue was 13% and 15% for 2017 and 2016, respectively.

2016 Compared to 2015

The increase in sales and marketing expense of $6.7 million in 2016 compared to 2015 was primarily due to increases in headcount for our sales force, service provider partner support team, marketing team and use of consultants to support our growth and for international expansion and marketing initiatives. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $3.7 million and expense for external consultants increased by $0.6 million in 2016. In addition, costs for advertising and trade show participation increased by $2.6 million from 2015 to 2016 due to costs incurred to feature our solutions and highlight support services we offer to our service provider partners. Sales and marketing expense from our Other segment decreased from $5.6 million in 2015 to $5.0 million in 2016 with a $0.3 million decrease in personnel and related costs due to a decrease in our Other segment employee headcount and a $0.3 million decrease from external consultants and marketing. The overall number of employees in our sales and marketing teams increased from 188 as of December 31, 2015 to 219 as of December 31, 2016. Sales and marketing expense as a percent of total revenue remained consistent and was 15% for 2016 and 2015.

General and Administrative Expense

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
General and administrative	$55,396	$57,926	$35,473	(4)%	63%
% of total revenue	16%	22%	17%

2017 Compared to 2016

The $2.5 million decrease in general and administrative expense in 2017 compared to 2016 was due in part to a $6.2 million decrease in legal expenses related to ongoing intellectual property litigation within our Alarm.com segment as well as a $6.4 million decrease in acquisition-related expenses related to the Acquisition. These decreases were partially offset by a $5.0 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth and from the addition of the Connect and ObjectVideo Labs teams. In addition, there was a $2.3 million increase in expense for external consultants within our Alarm.com segment to support our growth and compliance with the regulations governing public companies as well as a $1.3 million increase in rent expense. General and administrative expenses from our Other segment decreased by $1.0 million in 2017 compared to 2016 primarily due to a $1.3 million decrease in personnel and related costs primarily as a result of a $1.2 million adjustment during the third quarter of 2016 to increase the fair value of subsidiary stock awards granted to the employees of one of our subsidiaries. The overall number of employees in general and administrative functions increased from 68 as of December 31, 2016 to 95 as of December 31, 2017.

2016 Compared to 2015

The $22.5 million increase in general and administrative expense in 2016 compared to 2015 was due to an increase of $7.0 million in legal expenses related to ongoing intellectual property litigation and $11.0 million in acquisition-related expenses related to the Acquisition. An additional $1.3 million increase in legal expenses resulted from professional services to support our operational growth and from maintaining and enforcing our intellectual property portfolio and license agreements. Our personnel and related costs for our Alarm.com segment, including salary, benefits and travel expenses, increased by $1.7 million from 2015 to 2016 due to an increase in employee headcount and by $1.0 million for additional professional services to support our operational growth and as a public company. General and administrative expense from our Other segment increased by $0.5 million from 2015 to 2016, primarily due to a $2.2 million increase in compensation expense related to the fair value of an agreement to repurchase subsidiary units from the founder of our subsidiary that provides our remote access management solution. This increase was partially offset by a $1.3 million decrease for personnel and related costs from a decrease in Other segment employee headcount which also resulted in a $0.4 million decrease for office rent, external consultants and general legal fees. The overall number of employees in general and administrative functions increased from 58 as of December 31, 2015 to 68 as of December 31, 2016.

Research and Development Expense

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Research and development	$72,755	$44,272	$40,002	64%	11%
% of total revenue	21%	17%	19%

2017 Compared to 2016

The $28.5 million increase in research and development expense in 2017 compared to 2016 was primarily due to an increase in headcount of employees in research and development functions as a result of the Acquisition and the ObjectVideo Labs acquisition. Our personnel and related costs for our Alarm.com segment increased by $19.2 million in 2017 compared to 2016. In addition, expense for external consultants and information technology to support our research and development personnel increased by $4.0 million in 2017. Research and development expense from our Other segment increased by $2.8 million in 2017 compared to 2016, due to a $1.7 million increase in personnel and related expense and a $0.4 million increase in expense for external consultants. The overall number of employees in research and development functions increased from 320 as of December 31, 2016 to 447 as of December 31, 2017.

2016 Compared to 2015

The $4.3 million increase in research and development expense in 2016 compared to 2015 was primarily due to an increase in headcount of employees in research and development functions who are dedicated to continuing to innovate and enhance our platform capabilities for both our residential and commercial subscribers. In addition, we continue to develop our suite of enterprise tools geared toward enabling our service provider partners to grow their business. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $9.6 million from 2015 to 2016. To support these efforts, our expense for external consultants and information technology incurred to support our research and development personnel increased $2.6 million in 2016. Research and development expense from our Other segment decreased by $7.9 million from 2015 to 2016, due in part to a $4.2 million charge we recorded in 2015 related to a renegotiation of a contract with a manufacturer. In addition, our personnel and related costs for our Other segment, including salary, benefits, stock-based compensation and travel expenses, decreased by $2.4 million and our expense for external consultants decreased by $1.3 million. During the fourth quarter of 2015 and first quarter of 2016, we diverted resources from a subsidiary in our Other segment that focused on the retail do-it-yourself market. As a result, certain employees previously in research and development functions in our Other segment transitioned into our Alarm.com segment. The overall number of employees in research and development functions increased from 261 as of December 31, 2015 to 320 as of December 31, 2016.

Amortization and Depreciation

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Amortization and depreciation	$17,734	$6,490	$5,808	173%	12%
% of total revenue	5%	2%	3%

2017 Compared to 2016

The $11.2 million increase in amortization and depreciation in 2017 compared to 2016 was primarily due to customer relationships, developed technology and trade name intangibles acquired in connection with the Acquisition and the ObjectVideo Labs acquisition in the first quarter of 2017.

2016 Compared to 2015

The $0.7 million increase in amortization and depreciation in 2016 compared to 2015 was primarily due to increases in our leasehold improvements and computer and network equipment purchased for our new corporate headquarters in Tysons, Virginia to accommodate our growth in headcount and for the expansion of our network operations centers.

Interest Expense

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest expense	$(2,199)	$(190)	$(178)	1,057%	7%
% of total revenue	(1)%	—%	—%

2017 Compared to 2016

The $2.0 million increase in interest expense in 2017 compared to 2016 was primarily due to interest incurred on the additional $67.0 million drawn under our 2014 Facility and 2017 Facility during the first quarter of 2017 to fund the Acquisition.

2016 Compared to 2015

Interest expense was consistent in 2016 and 2015 as the outstanding principal balance and applicable interest rate of our debt from our 2014 Facility remained unchanged.

Other Income / (Expense), Net

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Other income / (expense), net	$1,066	$513	$(348)	108%	(247)%
% of total revenue	—%	—%	—%

2017 Compared to 2016

Included in other income / (expense), net was interest income earned on our cash balance and interest income earned on notes receivable partially offset from a loss of an equity method investment that is in the start-up phase of its operations.

2016 Compared to 2015

Included in other income / (expense), net was interest income earned on our cash balance and interest income earned on notes receivable partially offset from a loss of an equity method investment that is in the start-up phase of its operations.

Provision for Income Taxes

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Provision for Income Taxes	$2,990	$4,227	$5,697	(29)%	(26)%
% of total revenue	1%	2%	3%

2017 Compared to 2016

Our effective tax rate decreased to 9.3% in 2017 from 29.4% in 2016. The decrease in the effective tax rate was primarily related to recognizing the tax windfall benefits from the exercise of employee stock options through the income statement provision for income taxes in the period incurred. We adopted the accounting provision that simplified the tax for employee stock-based payment transactions in the first quarter of 2017. Accordingly, previous tax windfall benefits were required to be recorded in additional paid-in capital. Additionally, our benefit from income taxes increased due to our 2016 research and development tax credit study that was finalized during the second quarter of 2017, resulting in a higher 2016 and 2017 tax credit benefit than we had been previously recording.

These decreases in the effective tax rate were partially offset by the effects of the Tax Act signed into law on December 22, 2017. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the rate in effect when the deferred tax balances are scheduled to reverse. This revaluation resulted in an additional $8.8 million of income tax expense and a corresponding reduction in the deferred tax asset.

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

The selected consolidated statements of operation data in amounts and as a percentage of total revenue are presented below (amounts in thousands):

	Three Months Ended
	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec.31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Revenue:
SaaS and license revenue	$40,012	$42,010	$44,630	$46,888	$50,226	$58,928	$61,924	$65,205
Hardware and other revenue	19,031	22,413	23,216	22,906	23,968	27,060	28,038	23,588
Total revenue	59,043	64,423	67,846	69,794	74,194	85,988	89,962	88,793

Cost of revenue:
Cost of SaaS and license revenue	6,781	7,211	7,787	8,450	8,092	8,500	9,545	9,473
Cost of hardware and other revenue	14,335	17,972	18,579	18,265	18,543	21,335	22,288	18,412
Total cost of revenue	21,116	25,183	26,366	26,715	26,635	29,835	31,833	27,885

Total operating expenses	$33,666	$36,432	$38,645	$38,925	$43,074	$50,257	$47,728	$48,316

Net income	$2,738	$1,873	$2,567	$2,976	$3,963	$9,865	$15,103	$320
Net income per share:
Basic	$0.06	$0.04	$0.06	$0.06	$0.09	$0.21	$0.32	$0.01
Diluted	$0.06	$0.04	$0.05	$0.06	$0.08	$0.20	$0.31	$0.01

As a percent of total revenue:
Revenue:
SaaS and license revenue	68%	65%	66%	67%	68%	69%	69%	73%
Hardware and other revenue	32%	35%	34%	33%	32%	31%	31%	27%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Cost of revenue:
Cost of SaaS and license revenue	11%	11%	11%	12%	11%	10%	11%	11%
Cost of hardware and other revenue	24%	28%	27%	26%	25%	25%	25%	21%
Total cost of revenue	36%	39%	39%	38%	36%	35%	35%	31%

Total operating expenses	57%	57%	57%	56%	58%	58%	53%	54%

Net income	5%	3%	4%	4%	5%	11%	17%	—%

Quarterly Trends

Our quarterly SaaS and license revenue has increased sequentially for all periods presented due to growth in our subscriber base driven by the effectiveness of our service provider partners’ ability to resell our services and due to service providers and their subscribers on our Connect software platform. Hardware and other revenue fluctuates from quarter to quarter based on the timing of hardware orders from our service providers and hardware distributors.

The cost of revenue, in absolute dollars, has increased over time corresponding to the increase in revenue. The cost of revenue as a percent of revenue is lower in quarters when SaaS and license revenue represents a greater percentage of total revenue. The cost of SaaS and license revenue as a percentage of SaaS and license revenue has declined over time due to the achievement of economies of scale related to the growth in our subscriber base including the addition of the subscribers of our Connect software platform, which has a higher gross margin profile but lower revenue per subscriber. Our cost of SaaS and license revenue as a percentage of SaaS and license revenue has been between 14% and 18% for all periods presented.

Operating expenses have generally increased over time. Our most significant operating expenses are employee-related costs, including salaries, benefits and stock-based compensation. Research and development personnel have attributed to approximately 67% of our headcount increase over the eight quarters presented. We continue to invest in research and development to enhance our SaaS solution capabilities for both our residential and commercial subscribers and to enhance our suite of enterprise tools that enable our service provider partners to expand their business.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platforms for the intelligently connected property and related solutions that contributed approximately 94%, 94% and 97% of our revenue for the years ended December 31, 2017, 2016 and 2015. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

On March 8, 2017, we completed the Acquisition. Connect provides an interactive security and home automation software platform for service providers. Piper provides an all-in-one video and home automation hub. On January 1, 2017, we completed the acquisition of ObjectVideo Labs from ObjectVideo, Inc., or ObjectVideo. ObjectVideo was a pioneer in the fields of video analytics and computer vision with technology that extracted meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification. We anticipate that the ObjectVideo Labs engineering team's capabilities and expertise will accelerate our research and development of video services and video analytic applications. Connect's and ObjectVideo Labs' financial results from the closing of the respective acquisitions through December 31, 2017 are included in the Alarm.com segment. Piper's financial results from the closing of the acquisition through December 31, 2017 are included in the Other segment.

Our Alarm.com segment increased from 557 employees as of January 1, 2017 to 710 employees as of December 31, 2017. Our Other segment increased from 50 employees as of January 1, 2017 to 74 employees as of December 31, 2017. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

		Year Ended December 31,
	2017			2016			2015
	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses
Alarm.com	$227,583	$92,445	$171,436	$168,732	$79,049	$133,818	$139,036	$63,716	$91,544
Other	8,700	15,154	17,939	4,808	14,018	13,850	1,928	7,124	21,979
Inter-segment Alarm.com	—	(2,945)	—	—	(2,863)	—	(28)	(924)	—
Inter-segment Other	—	(2,000)	—	—	(2,638)	—	—	(1,964)	—
Total	$236,283	$102,654	$189,375	$173,540	$87,566	$147,668	$140,936	$67,952	$113,523

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

Revenue Recognition and Deferred Revenue

We derive our revenue from three primary sources: the sale of cloud-based SaaS services on our integrated Alarm.com platform, the sale of licenses and services on the Connect software platform and the sale of hardware products. We sell our platform and hardware solutions to service provider partners that resell our solutions and hardware to residential and commercial property owners, who are the service provider partners’ customers. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We also sell our hardware to distributors who resell the hardware to service provider partners. We enter into contracts with our service provider partners that establish pricing for access to our platform solutions and for the sale of hardware. These contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length. Our service provider partners are free to market and sell our products under their own guidelines at prices to the consumer that they establish independently.

Our hardware includes cellular radio modules that enable access to our cloud-based platforms, as well as video cameras, image sensors and other peripherals. Our service provider partners may purchase our hardware in anticipation of installing the hardware in a residential or commercial property when they create a new subscriber account, or for use in existing subscriber properties. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. Service provider partners transact with us to purchase our platform solutions and resell our solutions to a new subscriber, or to upgrade or downgrade the solutions of an existing subscriber, at which time the subscriber’s access to our platform solutions is enabled and the delivery of the services commences. The purchase of platform solutions and the purchase of hardware are separate transactions because at the time of sale of the hardware, the service provider partner is not obligated to and may not purchase a platform solution for the hardware sold, and the level and duration of platform solutions, if any, to be provided through the hardware sold cannot be determined.

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

SaaS and License Revenue

We generate the majority of our SaaS and license revenue primarily from monthly fees charged to our service provider partners sold on a per subscriber basis for access to our Alarm.com platform and related solutions. Our fees per subscriber vary based upon the service plan and features utilized.

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

We also generate SaaS and license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Connect software platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Connect platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements based on vendor-specific objective evidence of fair value, or VSOE. There have been no separate sales of PCS, as PCS is always bundled with the software license for the Connect platform solution. Therefore, the VSOE of fair value for PCS cannot be established. The entire Connect arrangement fee is recognized ratably over the period during which the services are expected to be performed or the PCS period, whichever is longer, once the software is delivered and services have commenced, if all the other basic revenue recognition criteria have been met. Under the terms of our contractual arrangements with our service provider partners, we are entitled to the payment of a monthly fee for Connect that is billed per subscriber for the month of service. We recognize revenue over the period of service, which is monthly. Our service provider partners typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.

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

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to third parties on a per customer basis for use of our patents. In addition, in certain markets our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Hardware and Other Revenue

We generate hardware and other revenue primarily from the sale of video cameras and cellular radio modules that provide access to our cloud-based platforms and, to a lesser extent, the sale of other devices, including image sensors and peripherals. We recognize hardware and other revenue when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service provider partners or distributors, and are not contingent on resale to end-users, or to service provider partners in the case of sales of hardware to distributors. Our terms for hardware sales sold directly to either service provider partners or distributors typically allow for the return of hardware up to one year past the date of sale. Our distributors sell directly to our service provider partners under terms between the two parties. We record a reserve against revenue for hardware returns based on historical returns, which was 2%, of hardware and other revenue for each of the years ended December 31, 2017, 2016 and 2015. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete.

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

The Level 3 liability for the subsidiary unit awards relates to agreements established with employees of our subsidiaries for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We account for these subsidiary awards using fair value and establish liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure the liability, using the same valuation approach based on the applicable subsidiary's revenue, an unobservable input, and we will record any changes in the employee's compensation expense. Some of the awards are subject to the employees' continued employment and therefore recorded on a straight-line basis over the remaining service period. The Level 3 liability for the subsidiary unit awards was $3.2 million as of December 31, 2017, which represented approximately 2% of the total liabilities included within the 2017 consolidated balance sheet.

Based on this assessment of fair value, we remeasured the Level 3 liabilities, and recorded $0.4 million in general and administrative expense for the year ended December 31, 2017. We have not made any material changes in the accounting methodology used to determine the fair value of the subsidiary unit awards. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the subsidiary unit awards as of December 31, 2017. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional realized losses in general and administrative expense.

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We estimate the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” Under the “simplified method,” the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options. Expected volatility is based on historical volatilities of our stock and publicly traded stock of comparable companies over the estimated expected term of the stock options.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2017. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

During the measurement period, we may record adjustments to the assets acquired and liabilities assumed. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill, Intangible Assets and Long-lived Assets

Goodwill

Goodwill represents the excess of (1) the aggregate of the fair value of consideration transferred in a business combination, over (2) the fair value of assets acquired, net of liabilities assumed. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments. Goodwill is not amortized, but is subject to annual impairment tests. We perform our annual impairment review of goodwill on October 1 and when a triggering event occurs between annual impairment tests. We test our goodwill at the reporting unit level. We perform either a qualitative analysis or a quantitative analysis every year depending on the changes to our goodwill balance as well as changes in our business and the economy. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances and market capitalization. In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment amount will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We elected to early adopt ASU 2017-04, therefore, a Step 2 analysis will not be performed in the event that a reporting unit fails Step 1 of the impairment test.

For our 2017 annual impairment review, we performed a quantitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. This reporting unit had a fair value that exceeded its carrying value by more than 100%, therefore, we concluded that there was no goodwill impairment as of October 1, 2017. Our assessment was performed as of October 1, 2017, and we have determined there have been no triggering events from our assessment date through December 31, 2017.

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

For the year ended December 31, 2017, we determined there were no indicators of impairment of our intangible assets with definite lives or long-lived assets.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. During 2013, in connection with the EnergyHub acquisition, we acquired significant net operating losses, a deferred tax asset, which we recorded at its expected realizable value. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of December 31, 2017 and 2016. Accordingly, we have not recorded a valuation allowance as of December 31, 2017 and 2016.

We are subject to income taxes in the United States and foreign jurisdictions based upon our business operations in those jurisdictions. Significant judgment is required in evaluating uncertain tax positions. We record uncertain tax positions in accordance with ASC 740-10 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) with respect to those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties as a component of our income tax provision.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	As of December 31,
	2017	2016	2015
Cash and cash equivalents	$96,329	$140,634	$128,358
Accounts receivable, net	40,634	29,810	21,348
Working capital	119,433	150,485	131,971

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of December 31, 2017 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of December 31, 2017, we had $96.3 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the next twelve months, we expect our capital expenditure requirements to be approximately $5.3 million, primarily related to purchases of computer software and equipment. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our current stockholders.

Sources of Liquidity

To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, from the sale of capital stock. We have raised $126.1 million in net cash, primarily from our initial public offering, or IPO, and also the sale of our preferred stock and to a lesser extent, from the proceeds of sales of common stock and stock option exercises.

Our 2017 Facility is a revolving credit facility with SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. The 2017 Facility is available to us to refinance existing debt and for general corporate and working capital purposes including acquisitions, and has a current borrowing capacity of $125.0 million. We have the option to increase the borrowing capacity of the 2017 Facility to $175.0 million with the consent of the lenders.

As of December 31, 2017, $71.0 million was outstanding under the 2017 Facility, no letters of credit were utilized and $54.0 million remained available for borrowing under the 2017 Facility. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions without approval of the lenders. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. As of December 31, 2017, we were in compliance with all covenants under the 2017 Facility. Our outstanding amounts under the 2017 Facility are due at maturity in October 2022.

Dividends

We did not declare or pay dividends in 2017 or 2016. On June 12, 2015, our board of directors declared a cash dividend on our common and preferred stock in the amount of (1) $0.36368 per share of common stock and Series A preferred stock and (2) $0.72736 per share of Series B preferred stock and Series B-1 preferred stock or $20.0 million in the aggregate. We paid these dividends on June 26, 2015 to our stockholders of record as of June 12, 2015.

We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing the 2017 Facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities	$57,187	$22,600	$28,019
Cash flows used in investing activities	(168,795)	(11,426)	(17,632)
Cash flows from financing activities	67,303	1,102	75,399

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For 2017, cash flows from operating activities were $57.2 million, an increase of $34.6 million from 2016, as the result of a $19.1 million increase in net income and a $17.9 million increase in non-cash items, partially offset by a $2.4 million reduction in cash from operating assets and liabilities.

The $17.9 million increase in non-cash items was primarily due to an $11.2 million increase in amortization and depreciation primarily due to the additional amortization of customer relationships, developed technology and trade name intangibles acquired from the Acquisition and the ObjectVideo Labs acquisition in the first quarter of 2017. Additionally, there was a $3.4 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during 2017, as well as a $2.2 million increase in the change in deferred income taxes primarily due to a reduction in the carrying value of our net deferred tax assets resulting from the Tax Act. The $2.4 million reduction in cash from operating assets and liabilities was primarily due to differences in timing of collection of receipts and payments of disbursement as well as a decrease in the change in our deferred rent balance resulting from the move to our corporate headquarters in 2016.

For 2016, cash flows from operating activities were $22.6 million, a decrease of $5.4 million from 2015, as the result of a $9.0 million decrease in cash from operating assets and liabilities and a $1.6 million decrease in net income, partially offset by a $5.2 million increase in non-cash items.

The $9.0 million reduction in cash provided by operating assets and liabilities was primarily due to an increase in the change in the accounts receivable balance of $5.3 million, net of reserves, due to the timing of service provider payments. Additionally, there was an increase in the change in the inventory balances due to the (i) increase in hardware sales related to new products, including the doorbell camera, and (ii) timing of in-transit inventory.

The $5.2 million increase in non-cash items was due in part to (i) a $2.9 million change in deferred income taxes, (ii) a $0.7 million increase in amortization and depreciation for fixed assets, intangibles, tooling and patents and (iii) a $0.7 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units.

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

For 2017, our cash flows used in investing activities was $168.8 million as compared to $11.4 million in 2016. The $157.4 million increase in cash used in investing activities was primarily due to our payment of $154.3 million, net of cash acquired, for our acquisitions in the first quarter of 2017. In addition, we issued $8.0 million in loans to distribution partners in 2017 as compared to $3.1 million in 2016. These increases in cash used in investing activities were partially offset by a $1.6 million increase in receipts of payments on notes receivable in 2017 as compared to 2016.

For 2016, our cash flows used in investing activities was $11.4 million as compared to $17.6 million in 2015. The $6.2 million decrease in cash used in investing activities was primarily due to our payment of $5.6 million, net of cash acquired, for our purchase of certain assets of HiValley Technology, Inc., or SecurityTrax, in 2015. Additionally, cash used in investing activities decreased by $2.4 million due to receipts of payments on notes receivable in 2016 that did not occur in 2015.

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

For 2017, cash flows from financing activities was $67.3 million compared to $1.1 million in 2016. The $66.2 million increase in cash flows from financing activities was primarily due to the $139.0 million of proceeds borrowed under the credit facilities partially offset by repayments of $74.7 million under the credit facilities that did not occur in 2016 related to the Acquisition in March 2017 and the refinancing of the 2014 Facility in October 2017.

For 2016, cash flows from financing activities was $1.1 million compared to $75.4 million in 2015. The $74.3 million  decrease in cash flows from financing activities was primarily due to the $98.0 million of net proceeds received from the sale of our common stock in our IPO in 2015, partially offset by dividends of $20.0 million paid in 2015.

Contractual Obligations

The following table presents aggregate information about our material contractual obligations and the periods in which those future payments were due as of December 31, 2017. Future events could cause actual payments to differ from these estimates. As of December 31, 2017, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Debt:
Principal payments	$—	$—	$71,000	$—	$71,000
Interest payments[1]	2,479	4,964	4,373	—	11,816
Unused line fee payments	110	219	193	—	522
Operating lease commitments	6,898	11,323	10,395	16,894	45,510
Subsidiary unit award liabilities[2]	2,802	—	—	—	2,802
Other long-term liabilities	190	1,120	—	336	1,646
Other commitments[3]	1,596	316	—	—	1,912
Total contractual obligations	$14,075	$17,942	$85,961	$17,230	$135,208
_______________

(1)	The 2017 Facility incurs interest at a variable rate. The projected variable interest payments assume no change in the Eurodollar Base Rate, or LIBOR, from December 31, 2017.

(2)
Represents the current portion of our expected cash payments for our liability to repurchase subsidiary unit awards for our professional residential property management and vacation rental management subsidiary.

(3)	Represents amounts due under multi-year, non-cancelable contracts with third-party vendors, as well as other commitments.

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

As of December 31, 2017, we had no outstanding letters of credit under our 2017 Facility.

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

Debt Obligations

We previously had a $75.0 million revolving credit facility with SVB, as administrative agent, and a syndicate of lenders that had a maturity date in November 2018, or the 2014 Facility. As of December 31, 2016, the outstanding balance of the 2014 Facility was $6.7 million. On March 7, 2017, we drew $67.0 million under the 2014 Facility to partially fund the Acquisition. During the year ended December 31, 2017, we repaid $1.7 million of the outstanding balance of the 2014 Facility.

On October 6, 2017, we refinanced the $72.0 million remaining outstanding balance under the 2014 Facility, by entering into a new $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under the 2014 Facility. From October 6, 2017 to December 31, 2017, no additional amounts were drawn under the 2017 Facility and $1.0 million of the outstanding balance has been repaid. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the year ended December 31, 2017, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. For the years ended December 31, 2017, 2016 and 2015, the effective interest rate on the credit facilities was 3.44%, 2.82% and 2.63%.

The carrying value of the 2017 Facility was $71.0 million as of December 31, 2017. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we determined that the carrying amount of the 2017 Facility approximates its fair value as of December 31, 2017. The 2017 Facility also carries an unused line commitment fee of 0.20%. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the year ended December 31, 2017, we were in compliance with all financial and non-financial covenants and there were no events of default. The 2017 Facility also contains customary conditions to borrowings and events of default and contains various negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make certain payments including dividends, make investments or engage in transactions with affiliates without approval of the lenders.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Adjusted EBITDA:
Net income	$29,251	$10,154	$11,768
Adjustments:
Interest expense and other income / (expense), net	1,133	(323)	526
Provision for income taxes	2,990	4,227	5,697
Amortization and depreciation expense	17,734	6,490	5,808
Stock-based compensation expense	7,413	4,001	4,124
Acquisition-related expense	5,895	11,098	100
Litigation expense	7,212	13,387	6,347
Total adjustments	42,377	38,880	22,602
Adjusted EBITDA	$71,628	$49,034	$34,370

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our credit facilities with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of December 31, 2017 and 2016, an increase or decrease in the interest rate on our credit facilities with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $0.7 million and $0.1 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALARM.COM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alarm.com Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alarm.com Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP McLean, Virginia
February 27, 2018

We have served as the Company’s auditor since 2009, which includes periods before the Company became subject to SEC reporting requirements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
SaaS and license revenue	$236,283	$173,540	$140,936
Hardware and other revenue	102,654	87,566	67,952
Total revenue	338,937	261,106	208,888
Cost of revenue(1):
Cost of SaaS and license revenue	35,610	30,229	25,722
Cost of hardware and other revenue	80,578	69,151	51,652
Total cost of revenue	116,188	99,380	77,374
Operating expenses:
Sales and marketing	43,490	38,980	32,240
General and administrative	55,396	57,926	35,473
Research and development	72,755	44,272	40,002
Amortization and depreciation	17,734	6,490	5,808
Total operating expenses	189,375	147,668	113,523
Operating income	33,374	14,058	17,991
Interest expense	(2,199)	(190)	(178)
Other income / (expense), net	1,066	513	(348)
Income before income taxes	32,241	14,381	17,465
Provision for income taxes	2,990	4,227	5,697
Net income	29,251	10,154	11,768
Dividends paid to participating securities	—	—	(18,987)
Income allocated to participating securities	(13)	(12)	—
Net income / (loss) attributable to common stockholders	$29,238	$10,142	$(7,219)

Per share information attributable to common stockholders:
Net income / (loss) per share:
Basic	$0.63	$0.22	$(0.30)
Diluted	$0.59	$0.21	$(0.30)
Weighted average common shares outstanding:
Basic	46,682,141	45,716,757	24,108,362
Diluted	49,153,948	47,875,522	24,108,362
Cash dividends declared per share	$—	$—	$0.36
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$96,329	$140,634
Accounts receivable, net	40,634	29,810
Inventory, net	14,177	10,543
Other current assets	12,796	9,197
Total current assets	163,936	190,184
Property and equipment, net	23,459	20,180
Intangible assets, net	94,286	4,568
Goodwill	63,591	24,723
Deferred tax assets	18,444	16,752
Other assets	7,925	4,838
Total assets	$371,641	$261,245
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$29,084	$28,300
Accrued compensation	12,127	8,814
Deferred revenue	3,292	2,585
Total current liabilities	44,503	39,699
Deferred revenue	9,386	10,040
Long-term debt	71,000	6,700
Other liabilities	13,925	13,557
Total liabilities	138,814	69,996
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and December 31, 2016.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 47,215,720 and 46,172,318 shares issued; and 47,202,310 and 46,142,483 shares outstanding as of December 31, 2017 and December 31, 2016, respectively.	472	461
Additional paid-in capital	321,032	308,697
Accumulated deficit	(88,677)	(117,909)
Total stockholders’ equity	232,827	191,249
Total liabilities and stockholders’ equity	$371,641	$261,245

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2017	2016	2015
Net income	$29,251	$10,154	$11,768
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	453	648	276
Reserve for product returns	2,055	2,071	1,559
Amortization on patents and tooling	965	786	391
Amortization and depreciation	17,734	6,490	5,808
Amortization of debt issuance costs	97	103	108
Deferred income taxes	2,488	263	(2,670)
Change in fair value of contingent liability	—	(230)	(470)
Undistributed losses from equity investees	120	81	681
Stock-based compensation	7,413	4,001	3,347
Disposal of property and equipment	828	—	—
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(1,911)	(11,181)	(5,910)
Inventory	(3,335)	(4,068)	378
Other assets	(2,542)	(837)	(2,725)
Accounts payable, accrued expenses and other current liabilities	3,774	10,458	5,966
Deferred revenue	(517)	636	1,081
Other liabilities	314	3,225	8,431
Cash flows from operating activities	57,187	22,600	28,019
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(154,289)	—	(5,632)
Additions to property and equipment	(10,464)	(9,055)	(10,347)
Investment in cost and equity method investees	(42)	(139)	(247)
Issuances of notes receivable	(8,000)	(3,073)	(406)
Receipt of payment on notes receivable	4,000	2,441	—
Purchases of licenses to patents	—	(1,600)	(1,000)
Cash flows used in investing activities	(168,795)	(11,426)	(17,632)
Cash flows from financing activities:
Proceeds from issuance of common stock from initial public offering, net of underwriting discount and commission	—	—	97,976
Proceeds from credit facility	139,000	—	—
Repayments of credit facility	(74,700)	—	—
Payments of debt issuance costs	(438)	(131)	—
Payments of long-term consideration for business acquisitions	—	(417)	(417)
Dividends paid to common stockholders	—	—	(1,013)
Dividends paid to employees for unvested shares	—	—	(57)
Dividends paid to redeemable convertible preferred stockholders	—	—	(18,930)
Payments of offering costs	—	—	(2,632)
Repurchases of common stock	(9)	(11)	(1)
Proceeds from early exercise of stock-based awards	—	—	129
Issuances of common stock from equity based plans	3,450	1,661	344
Cash flows from financing activities	67,303	1,102	75,399
Net (decrease) / increase in cash and cash equivalents	(44,305)	12,276	85,786
Cash and cash equivalents at beginning of the period	140,634	128,358	42,572
Cash and cash equivalents at end of the period	$96,329	$140,634	$128,358

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures:
Cash paid for interest	$2,010	$181	$175
Cash paid for income taxes, net of refunds	1,805	6,021	8,508
Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$202,456
Assumed options from business acquisition	1,375	—	—
Cash not yet paid for business acquisitions	—	—	417
Contingent liability from business acquisition	—	—	230
Cash not yet paid for capital expenditures	322	1,235	625
Reclassification of deferred offering costs to additional paid-in capital	—	—	5,024

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Equity
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ (Deficit) / Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	—	$—	2,614	$26	$7,168	$(42)	$(128,996)	$(121,844)
Issuance of common stock from initial public offering, net of issuance costs	—	—	7,525	75	92,878	—	—	92,953
Conversion of redeemable convertible preferred stock to common stock	—	—	35,018	350	202,106	—	—	202,456
Common stock issued in connection with equity based plans	—	—	277	3	341	—	—	344
Vesting of common stock subject to repurchase	—	—	126	2	451	—	—	453
Stock-based compensation expense	—	—	—	—	3,347	—	—	3,347
Tax benefit from stock-based awards, net	—	—	—	—	700	—	—	700
Modification of employee stock-based award and repurchase of common stock	—	—	(75)	(1)	(45)	—	—	(46)
Dividends paid to common stockholders	—	—	—	—	(673)	—	(340)	(1,013)
Dividends paid to employees with unvested common stock	—	—	—	—	(38)	—	(19)	(57)
Dividends paid to redeemable convertible preferred stockholders	—	—	—	—	(8,454)	—	(10,476)	(18,930)
Net income	—	—	—	—	—	—	11,768	11,768
Balance as of December 31, 2015	—	$—	45,485	$455	$297,781	$(42)	$(128,063)	$170,131
Common stock issued in connection with equity based plans	—	—	593	5	1,656	—	—	1,661
Vesting of common stock subject to repurchase	—	—	64	1	253	—	—	254
Stock-based compensation expense	—	—	—	—	4,001	—	—	4,001
Tax benefit from stock-based awards, net	—	—	—	—	5,048	—	—	5,048
Retirement of treasury stock	—	—	—	—	(42)	42	—	—
Net income	—	—	—	—	—	—	10,154	10,154
Balance as of December 31, 2016	—	$—	46,142	$461	$308,697	$—	$(117,909)	$191,249
Adoption of accounting standard on employee share based payments	—	—	—	—	31	—	(19)	12
Common stock issued in connection with equity based plans	—	—	1,045	11	3,439	—	—	3,450
Vesting of common stock subject to repurchase	—	—	15	—	77	—	—	77
Stock-based compensation expense	—	—	—	—	7,413	—	—	7,413
Stock options assumed from acquisition	—	—	—	—	1,375	—	—	1,375
Net income	—	—	—	—	—	—	29,251	29,251
Balance as of December 31, 2017	—	$—	47,202	$472	$321,032	$—	$(88,677)	$232,827

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for the smart residential and commercial property, including interactive security, video monitoring, intelligent automation and energy management. Millions of property owners rely on our technology to intelligently secure, monitor and manage their residential and commercial properties. Our solutions are delivered through an established network of over 7,000 trusted service provider partners, who are experts at selling, installing and supporting our solutions. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31. We completed our initial public offering, or IPO, on July 1, 2015.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Estimates are used when accounting for revenue recognition, allowances for doubtful accounts, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, stock-based compensation, income taxes, legal reserves, contingent consideration and goodwill and intangible assets.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2017 and 2016, we have invested $65.6 million and $135.2 million in cash equivalents in the form of money market funds with one financial institution. We consider these money market funds to be Level 1 financial instruments (see Note 10).

Accounts Receivable

Accounts receivable are principally derived from sales to customers located in the United States and Canada. Substantially all of our sales in Canada are transacted in U.S. dollars. Revenue in countries outside of North America accounted for 1% of our total revenue for the year ended December 31, 2017 and less than 1% of our total revenue for the years ended December 31, 2016 and 2015. As of December 31, 2017 and 2016, approximately 4% and 3% of accounts receivable balances were related to service providers partners outside of North America. Our accounts receivable are stated at estimated realizable value. We utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectibility of the amounts due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Each of our service provider partners is evaluated for creditworthiness through a credit review process at the inception of the arrangement or if risk indicators arise during our arrangement at such other time. Our terms for hardware sales to our service provider partners and distributors typically allow for returns for up to one year. We apply our estimate as a percentage of sales

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

monthly, based on historical data, as a reserve against revenue to account for our provision for returns. We have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Notes Receivable

Notes receivable are presented net of an allowance for uncollectibility, if any. We accrue interest on notes receivable based on the contractual terms of the note. Outstanding notes receivable that are aged 30 days or more from the contractual payment date are considered past due. We do not accrue interest on notes receivable that are considered impaired or are greater than 90 days past due based on their contractual payment terms. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed in nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. As of December 31, 2017 and 2016, there were no allowances for uncollectibility and there were no notes receivable in nonaccrual status.

Inventory

Our inventory, which is comprised of raw materials and finished goods, includes materials used to produce our wireless communications network enabled radios, video cameras, home automation system parts and peripherals, is stated at the lower of cost or market, and is charged to cost of sales on a first in, first out, or FIFO, basis when the inventory is shipped from our manufacturer and received by our service provider partners. We periodically evaluate our inventory quantities for obsolescence based on criteria such as customer demand and changing technology and record an obsolescence write-off when necessary.

Internal-Use Software

We capitalize the costs directly related to the development of internal-use software for our platforms during the application development stage of the projects. Such costs primarily include payroll and payroll-related costs for engineers and product development employees directly associated with the development project. Our internal-use software is reported at cost less accumulated depreciation. Depreciation begins once the project is ready for its intended use, which is usually when the code goes into production in weekly software builds on our platforms. We depreciate the asset on a straight-line basis over a period of three years, which is the estimated useful life. We update our software for our SaaS multi-tenant platforms on a weekly basis utilizing continuous agile development methods, which primarily consists of bug-fixes and user interface changes. We evaluate whether a project should be capitalized if it adds significant functionality to our platforms. Maintenance activities or minor upgrades are expensed in the period performed.

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model (a beta version). After technological feasibility is established, certain payroll and payroll-related costs are capitalized for engineers and product development employees directly associated with the development project. Cost capitalization ceases when the product is available for general release. The Connect software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development results in a short duration between completion of the detailed program design and beta release. Accordingly, as of December 31, 2017, we do not have any capitalized external software due to the shorter development cycle associated with agile development.

Revenue Recognition and Deferred Revenue

We derive our revenue from three primary sources: the sale of cloud-based SaaS services on our integrated Alarm.com platform, the sale of licenses and services on the Connect software platform and the sale of hardware products. We sell our platform and hardware solutions to service provider partners that resell our solutions and hardware to residential and commercial property owners, who are the service provider partners’ customers. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We also sell our hardware to distributors who resell the hardware to service provider partners. We enter into contracts with our service provider partners that establish pricing for access to our platform solutions and for the sale of hardware. These contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length.

Our hardware includes cellular radio modules that enable access to our cloud-based platforms, as well as video cameras, image sensors and other peripherals. Our service provider partners may purchase our hardware in anticipation of installing the hardware in a residential or commercial property when they create a new subscriber account, or for use in existing subscriber properties. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

platform services. Service provider partners transact with us to purchase our platform solutions and resell our solutions to a new subscriber, or to upgrade or downgrade the solutions of an existing subscriber, at which time the subscriber’s access to our platform solutions is enabled and the delivery of the services commences. The purchase of platform solutions and the purchase of hardware are separate transactions because at the time of sale of the hardware, the service provider partner is not obligated to and may not purchase a platform solution for the hardware sold, and the level and duration of platform solutions, if any, to be provided through the hardware sold cannot be determined.

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

We also generate SaaS and license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Connect software platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Connect platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements based on vendor-specific objective evidence of fair value, or VSOE. There have been no separate sales of PCS, as PCS is always bundled with the software license for the Connect platform solution. Therefore, the VSOE of fair value for PCS cannot be established. The entire Connect arrangement fee is recognized ratably over the period during which the services are expected to be performed or the PCS period, whichever is longer, once the software is delivered and services have commenced, if all the other basic revenue recognition criteria have been met. Under the terms of our contractual arrangements with our service provider partners, we are entitled to the payment of a monthly fee for Connect that is billed per subscriber for the month of service. We recognize revenue over the period of service, which is monthly. Our service provider partners typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.

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

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to third parties on a per customer basis for use of our patents. In addition, in certain markets our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

Hardware and Other Revenue

We generate hardware and other revenue primarily from the sale of video cameras and cellular radio modules that provide access to our cloud-based platforms and, to a lesser extent, the sale of other devices, including image sensors and peripherals. We recognize hardware and other revenue when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service provider partners or distributors, and are not contingent on resale to end-users, or to service provider partners in the case of sales of hardware to distributors. Our terms for hardware sales sold directly to either service provider partners or distributors typically allow for the return of hardware up to one year past the date of sale. Our distributors sell directly to our service provider partners under terms between the two parties. We record a reserve against revenue for hardware returns based on historical returns, which was 2% of hardware and other revenue for the years ended December 31, 2017, 2016 and 2015. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The combined current and long-term balance for deferred revenue for activation fees was $10.5 million and $11.2 million as of December 31, 2017 and 2016, respectively.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operation centers which are expensed as incurred. We record the payroll and payroll-related costs of the department dedicated to providing service exclusively to a specific service provider for the Connect platform to cost of SaaS and license revenue. Our cost of hardware and other revenue primarily includes cost of raw materials and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices. Our cost of revenue excludes amortization and depreciation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis - in 2017, 2016 and 2015, we recorded liabilities for subsidiary unit awards and a contingent consideration liability related to acquisitions at fair value on a recurring basis.

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
December 31, 2017, 2016 and 2015

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

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Our equity awards generally vest over five years and are settled in shares of our common stock. During 2017, 2016 and 2015, we recognized compensation expense of $7.4 million, $4.0 million and $4.1 million, respectively, and associated income tax benefit of $12.7 million, $5.0 million and $0.7 million, respectively, in connection with our stock-based compensation plans. We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option.

Our Employee Stock Purchase Plan, or 2015 ESPP, allows eligible employees to purchase shares of our common stock at 90% of the fair market value of the closing price on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year is limited to the lesser of 10% of the participant's base compensation for that year or the number of shares with a fair market value of $15,000. The 2015 ESPP is considered compensatory for purposes of share-based compensation expense. Compensation expense is recognized for the amount of the discount, net of actual forfeitures, over the six-month purchase period.

401(k) Defined Contribution Plan

We adopted the Alarm.com Holdings 401(k) Plan ("the Plan") on April 30, 2009. All of our employees are eligible to participate in the Plan. Our discretionary match is 100% of employee contributions up to 6% of salary and up to a $3,000 maximum match. We recognized compensation expense of $1.8 million, $1.2 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015 related to our matching contributions.

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
December 31, 2017, 2016 and 2015

Goodwill, Intangible Assets and Long-lived Assets

Goodwill

Goodwill represents the excess of (1) the aggregate of the fair value of consideration transferred in a business combination, over (2) the fair value of assets acquired, net of liabilities assumed. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments. Goodwill is not amortized, but is subject to annual impairment tests. We perform our annual impairment review of goodwill on October 1 and when a triggering event occurs between annual impairment tests. We test our goodwill at the reporting unit level. We perform either a qualitative analysis or a quantitative analysis every year depending on the changes to our goodwill balance as well as changes in our business and the economy. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances and market capitalization. In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment," which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment amount will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We elected to early adopt ASU 2017-04, therefore, a Step 2 analysis will not be performed in the event that a reporting unit fails Step 1 of the impairment test.

For our 2017 annual impairment review, we performed a quantitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. This reporting unit had a fair value that exceeded its carrying value by more than 100%, therefore, we concluded that there was no goodwill impairment as of October 1, 2017. Our assessment was performed as of October 1, 2017, and we have determined there have been no triggering events from our assessment date through December 31, 2017.

Intangible Assets and Long-lived Assets

Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets with definite lives and long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of intangible assets with definite lives and long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

For the year ended December 31, 2017, we determined there were no impairments of our intangible assets with definite lives or long-lived assets.

Advertising Costs

We expense advertising costs as incurred. Advertising costs totaled $4.1 million, $4.6 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015. Advertising costs are included within sales and marketing expenses on our consolidated statements of operations.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. During 2013, in connection with the EnergyHub acquisition, we acquired significant net operating losses, a deferred tax asset, which we recorded at its expected realizable value. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of December 31, 2017 and 2016. Accordingly, we have not recorded a valuation allowance as of December 31, 2017 and 2016.

We are subject to income taxes in the United States and foreign jurisdictions based upon our business operations in those jurisdictions. Significant judgment is required in evaluating uncertain tax positions. We record uncertain tax positions in accordance with ASC 740-10 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

the tax positions will be sustained based on the technical merits of the position, and (2) with respect to those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties as a component of our income tax provision.

Comprehensive Income

Our comprehensive income for each of the years ended December 31, 2017, 2016 and 2015 was equal to our net income disclosed in the consolidated statements of operations.

Earnings per Share, or EPS

Our basic net income / (loss) per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Our diluted net income / (loss) per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net income / (loss) per share calculation, options to purchase common stock, redeemable convertible preferred stock, restricted stock units and unvested shares issued upon the early exercise of options that are subject to repurchase are considered to be potential common stock.

We have issued securities other than common stock that participate in dividends (“participating securities”), and therefore utilize the two-class method to calculate net income / (loss) per share. These participating securities include redeemable convertible preferred stock and unvested shares issued upon the early exercise of options that are subject to repurchase, both of which have non-forfeitable rights to participate in any dividends declared on our common stock. The two-class method requires a portion of net income to be allocated to the participating securities to determine the net income / (loss) attributable to common stockholders. Net income / (loss) attributable to the common stockholders is equal to the net income less dividends paid on redeemable convertible preferred stock and unvested shares with any remaining earnings allocated in accordance with the bylaws between the outstanding common and preferred stock as of the end of each period.

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

The adoption of this standard had the following impact on our financial statements:

•
Tax windfall benefits or deficiencies from stock-based awards are now recorded in provision for income taxes in the period incurred, whereas previous guidance required the tax windfall benefits to be recorded in additional paid-in capital. This change has been applied prospectively.

•
Tax windfall benefits from stock-based awards after adoption are reported in cash flows from operating activities in the statement of cash flows. For comparability, we elected to retrospectively apply this guidance which resulted in a reclassification of $5.1 million and $0.9 million from tax windfall benefit from stock options (a financing activity) to deferred income taxes (an operating activity) for the years ended December 31, 2016 and 2015, respectively.

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

•
Cash flows from tax windfall benefits from stock-based awards will no longer factor into the calculation of the number of shares for diluted earnings per share. This change was applied prospectively and did not have a material impact on diluted earnings per share for the year ended December 31, 2017.

On July 22, 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

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

On January 26, 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment," which removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment amount will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests performed after January 1, 2017. We adopted this guidance prospectively in the first quarter of 2017. Our goodwill impairment test is performed annually on October 1. Based on our October 1, 2017 goodwill impairment test, we concluded that our goodwill was not impaired. Therefore, the adoption of this pronouncement had no impact on our financial statements.

Not Yet Adopted

Revenue from Contracts with Customers (Topic 606):

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," a new revenue recognition standard that provides a framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. From March to December 2016, amendments to Topic 606 were issued to clarify numerous accounting topics, including, but not limited to: (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectibility criterion, (v) the application of the variable consideration guidance and modified retrospective transition method, (vi) the way in which impairment testing is performed and (vii) the disclosure requirements for revenue recognized from performance obligations. This guidance permits the use of either a full retrospective method or a modified retrospective method. We will adopt Topic 606 on January 1, 2018, using the modified retrospective transition method. The modified retrospective transition method applies only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. As a result of the January 1, 2018 adoption of Topic 606, we identified and implemented appropriate changes to our business processes and controls to support the recognition and disclosure requirements under the new standard.

Our assessment of Topic 606 focused on our (i) standard service provider partner agreements, (ii) the largest non-standard service provider partner agreements, including distributors of our hardware and licensees of our intellectual property, (iii) subsidiaries’ service provider partner agreements and, (iv) commissions paid to employees. Based on our assessment, we do not believe Topic 606 will have a material impact on our revenue recognition policies.

The adoption of the new standard will change our current treatment of commissions paid to employees, which we currently expense as incurred. Under the new standard, we will capitalize a portion of our commission costs as an incremental cost of obtaining a contract and will amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. The three-year period was determined based on our review of historical enhancements and upgrades to our products and services. These changes in the treatment of commissions paid to employees are not expected to have a material impact on our consolidated financial statements.

Other Accounting Standards:

On May 10, 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements. The update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2017-09 in the first quarter of 2018 and we do not anticipate the adoption will have a material impact on our financial statements.

On January 5, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which provides guidance to assist entities in evaluating when a set of transferred assets and activities is a business.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2017-01 no later than the first quarter of 2018. This guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

On June 16, 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective on a modified retrospective basis for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2018. We are currently assessing the impact this pronouncement may have on our trade receivables and notes receivables.

On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2016-02 no later than the first quarter of 2019, and we are currently assessing the impact of this pronouncement on our financial statements. We have begun to evaluate our existing leases which all have been classified as operating leases under Topic 840. We anticipate using some of the available practical expedients upon adoption. We have not yet determined the amount of operating and financing lease liabilities and corresponding right-of-use assets we will record on our balance sheet; however, we anticipate that most of our operating lease commitments will be subject to the new standard.

Note 3. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	December 31,
	2017	2016
Accounts receivable	$44,554	$33,406
Allowance for doubtful accounts	(1,449)	(1,282)
Allowance for product returns	(2,471)	(2,314)
Accounts receivable, net	$40,634	$29,810

For the years ended December 31, 2017, 2016 and 2015, we recorded a provision for doubtful accounts of $0.5 million, $0.6 million and $0.3 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, we recorded a $2.1 million, $2.1 million and $1.6 million reserve for product returns in our hardware and other revenue, respectively. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 4. Inventory, Net

The components of inventory, net are as follows (in thousands):

	December 31,
	2017	2016
Raw materials	$7,484	$4,313
Finished goods	6,693	6,230
Total inventory, net	$14,177	$10,543

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

Note 5. Property and Equipment, Net

Furniture and fixtures, computer software and equipment and leasehold improvements are recorded at cost and presented net of depreciation. Furniture and fixtures and computer software and equipment are depreciated on a straight-line basis over lives ranging from three to five years. Internal-use software is amortized on a straight-line basis over a three-year period. During the application development phase, we categorize capitalized costs in our construction in progress account until the build is put into production and we move the asset to internal-use software. We record land at historical cost. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives.

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2017	2016
Furniture and fixtures	$3,699	$3,090
Computer software and equipment	11,624	9,988
Internal-use software	1,643	1,514
Construction in progress	4,605	1,009
Leasehold improvements	16,351	13,466
Land	398	398
Total property and equipment	38,320	29,465
Accumulated depreciation	(14,861)	(9,285)
Property and equipment, net	$23,459	$20,180

Depreciation expense related to property and equipment for the years ended December 31, 2017, 2016 and 2015 was $5.4 million, $4.7 million and $3.6 million, respectively. Amortization expense related to internal-use software of $0.4 million, $0.4 million and $0.3 million was included in those expenses for the years ended December 31, 2017, 2016 and 2015, respectively. Within the Alarm.com segment, we disposed of and wrote off $0.8 million of capitalized costs to research and development expenses within the consolidated statements of operations primarily related to the design of internal-use software that no longer met the requirements for capitalization during the year ended December 31, 2017.

Note 6. Acquisitions

Connect and Piper Business Units from Icontrol Networks, Inc.

On March 8, 2017, in accordance with the asset purchase agreement we entered into with Icontrol Networks, Inc., or Icontrol, on June 23, 2016, we acquired certain assets and assumed certain liabilities of the Connect line of business and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper line of business, or the Acquisition. Connect provides an interactive security and home automation platform for service providers. Piper provides an all-in-one video and home automation hub. We expect the addition of new technology infrastructure, talent, key relationships and hardware devices to help accelerate our development of intelligent, data-driven smart residential and commercial property services.

The cash consideration was $148.5 million, after the estimated working capital adjustment, of which $14.5 million was deposited in escrow and will be released in accordance with the asset purchase agreement for indemnification obligations of Icontrol stockholders and the final determination of closing working capital. We used $81.5 million of cash on hand and drew $67.0 million under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders to fund the Acquisition.

The Acquisition also included non-cash consideration. In accordance with the terms of the asset purchase agreement, we were obligated to assume the Icontrol 2013 Equity Incentive Plan and Icontrol 2003 Stock Plan, or collectively, the Icontrol Plans, and converted the 2,001,387 unvested employee stock options into 70,406 Alarm.com stock options using a conversion ratio stated in the agreement to convert the original exercise price and number of options. The fair value of the unvested stock options on the date of the Acquisition was $1.7 million calculated using a Black-Scholes model with a volatility and risk-free interest rate over the expected term of the options and the closing price of the Alarm.com common stock on the date of acquisition. We applied our graded vesting accounting policy to the fair value of these assumed options and determined $1.4 million of the fair value was attributable to pre-combination services and was included as a component of total purchase consideration. The remaining $0.3 million of the fair value was determined to be attributable to post-combination services and will be recognized over the remaining service periods of the stock options.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

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

The purchase price allocation for the Acquisition was finalized during the third quarter of 2017. The final fair value of the assets and liabilities related to the Acquisition reflects an increase of $0.1 million in tangible assets, net and a decrease of $0.1 million in goodwill based on working capital adjustments identified by us.

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

Developed Technology

Developed technology primarily consists of intellectual property of proprietary software that is marketed for sale. The Connect platform is software for interactive security, automation and related solutions that is typically deployed and operated by the service provider in its own network operations center. We valued the developed technology by applying the relief from royalty method, an income approach. We used several assumptions in the relief from royalty method, which included royalty rate and discount rate. We are amortizing the Connect developed technology, valued at $4.4 million, on an attribution method based on

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

the discounted cash flows of the model over an estimated useful life of three years. Other developed technologies, valued at $0.3 million, were also acquired.

Trade Name

We determined that there was no fair value for the Connect trade name as the largest service provider partner for Connect had re-branded the interactive security and automation platform and marketed it under the service provider partner's own name. We valued the other trade names acquired using a relief from royalty method. We used several assumptions in the income approach, including royalty and discount rates. We are amortizing the other trade names, valued at $0.2 million, on an attribution basis derived from the discounted cash flows of the model over an estimated useful life of three years.

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
December 31, 2017, 2016 and 2015

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

This pro forma financial information includes our historical financial statements and those of our business combinations with the following adjustments: (i) we adjusted the pro forma amounts for income taxes, (ii) we applied interest expense as if the additional borrowing for the acquisitions were as of January 1, 2016, (iii) we adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2016, and (iv) we adjusted for transaction fees incurred and reclassified them to January 1, 2016.

The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis, as follows (in thousands):

	Pro forma Year Ended December 31,
	2017	2016
Revenue	$350,007	$322,238
Net income	33,191	6,173
Net income per diluted share	$0.68	$0.13

Business Combinations in Operations

The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations in the year of acquisition as reported within the consolidated financial statements (in thousands):

Year Ended December 31, 2017
Revenue	$33,418
Net loss	(4,072)

For the Acquisition, we included the results of Connect's operations since its acquisition date in the Alarm.com segment and the results of Piper's operations since its acquisition date in the Other segment. We included the results of ObjectVideo Labs operations since its acquisition date in the Alarm.com segment.

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2016	$24,723	$—	$24,723
Goodwill acquired	—	—	—
Balance as of December 31, 2016	24,723	—	24,723
Goodwill acquired	38,868	—	38,868
Balance as of December 31, 2017	$63,591	$—	$63,591

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

On January 1, 2017, we acquired ObjectVideo Labs and recorded $2.3 million of goodwill in the Alarm.com segment. On March 8, 2017, in connection with the Acquisition, we recorded $36.6 million of goodwill in the Alarm.com segment. There were no impairments of goodwill recorded during the years ended December 31, 2017, 2016 or 2015. As of December 31, 2017, the accumulated balance of goodwill impairments was $4.8 million, which is related to our acquisition of EnergyHub in 2013.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Other	Total
Balance as of January 1, 2016	$4,449	$1,486	$273	$110	$6,318
Amortization	(1,086)	(438)	(116)	(110)	(1,750)
Balance as of December 31, 2016	3,363	1,048	157	—	4,568
Intangible assets acquired	93,260	8,570	170	—	102,000
Amortization	(8,097)	(4,086)	(99)	—	(12,282)
Balance as of December 31, 2017	$88,526	$5,532	$228	$—	$94,286

We recorded $12.3 million, $1.8 million and $2.2 million of amortization related to our intangible assets for the years ended December 31, 2017, 2016 and 2015, respectively. There were no impairments of long-lived assets during the years ended December 31, 2017, 2016 and 2015.

The following tables reflect the weighted-average remaining life and carrying value of finite-lived intangible assets (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(15,400)	$88,526	10.8
Developed technology	13,959	(8,427)	5,532	2.1
Trade name	1,084	(856)	228	3.3
Other	234	(234)	—	0.0
Total intangible assets	$119,203	$(24,917)	$94,286

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$10,666	$(7,303)	$3,363	3.8
Developed technology	5,390	(4,342)	1,048	4.1
Trade name	914	(757)	157	4.3
Other	234	(234)	—	0.0
Total intangible assets	$17,204	$(12,636)	$4,568

The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ended December 31,	Amortization
2018	$15,219
2019	13,644
2020	12,217
2021	11,062
2022 and thereafter	42,144
Total future amortization expense	$94,286

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

Note 8. Investments in Other Entities

Investments in and Loans to a Platform Partner

We have invested in the form of loans and equity investments in a platform partner which produces connected devices to provide it with the capital required to bring its devices to market and integrate them onto our connected property Alarm.com platform.

Based upon the level of equity investment at risk, the platform partner is a VIE. We have concluded that we are not the primary beneficiary of the platform partner VIE. We do not control the product design, software development, manufacturing, marketing, or sales functions of the platform partner and therefore, we do not direct the activities of the platform partner that most significantly impact its economic performance. We account for this investment under the cost method. As of December 31, 2017 and 2016, the fair value of this cost method investment was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. As of December 31, 2017 and 2016, our $1.0 million cost method investment in the platform partner was recorded in other assets in our consolidated balance sheets.

Note 9. Other Assets

Patent Licenses

From time to time, we enter into agreements to license patents. The carrying value, net of amortization, was $2.4 million and $3.2 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, $0.5 million and $0.7 million was included in other current assets and $1.9 million and $2.5 million was included in other assets, respectively. We have $4.9 million of historical cost in patent licenses related to such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from three years to eleven years. Amortization expense on patent licenses was $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and was included in cost of SaaS and license revenue in our consolidated statements of operations.

Loan to a Distribution Partner

In September 2016, we entered into dealer and loan agreements with a distribution partner. The dealer agreement enables the distribution partner to resell our SaaS services and hardware to their subscribers. Under the loan agreements, we agreed to loan the distribution partner up to $4.0 million, collateralized by all assets owned by the distribution partner. The advance period for the loan was amended in August 2017 and now begins each year on September 1 and ends each year on December 31. Interest on the outstanding principal accrues at a rate per annum equal to the greater of 6.0% or the Eurodollar Base Rate, or LIBOR, plus 4.0%, as determined on the first date of each annual advance period. The repayment of principal and accrued interest is due in three installments beginning in July and ending in August following the advance period. The term date of the loan is August 31, 2019; however, the borrower has the option to extend the term of the loan for two successive terms of one year each.

During the third quarter of 2017, the distribution partner repaid the entire $4.2 million balance of principal and interest due for this note receivable under the first advance period, in accordance with the provisions of the loan agreement. From September 2017 to December 2017, our distribution partner drew $4.0 million under the second advance period.

The note receivable balance, which is recorded in other current assets, was $4.0 million and $3.0 million as of December 31, 2017 and 2016, respectively.

In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues at a rate of 8.5% per annum and requires monthly interest payments. The $3.0 million loan receivable balance was included in other assets as of December 31, 2017.

For the year ended December 31, 2017, we recognized approximately $1.2 million of revenue from the distribution partners associated with these loans.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

Note 10. Fair Value Measurements

The following presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2017
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$65,620	$—	$—	$65,620
Total	$65,620	$—	$—	$65,620
Liabilities:
Subsidiary unit awards	$—	$—	$3,160	$3,160
Contingent consideration liability from acquisition	—	—	—	—
Total	$—	$—	$3,160	$3,160

	Fair Value Measurements on a Recurring Basis as of December 31, 2016
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$135,204	$—	$—	$135,204
Total	$135,204	$—	$—	$135,204
Liabilities:
Subsidiary unit awards	$—	$—	$2,768	$2,768
Contingent consideration liability from acquisition	—	—	—	—
Total	$—	$—	$2,768	$2,768

The following table summarizes the change in fair value of the Level 3 liabilities for subsidiary unit awards and the contingent consideration liability from acquisition (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2017		Year Ended December 31, 2016
	Subsidiary Unit Awards	Contingent Consideration Liability from Acquisition	Subsidiary Unit Awards	Contingent Consideration Liability from Acquisition
Beginning of period balance	$2,768	$—	$532	$230
Total losses / (gains) included in earnings	392	—	2,236	(230)
Ending of period balance	$3,160	$—	$2,768	$—

The money market account is included in our cash and cash equivalents in our consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The liability for the subsidiary unit awards relates to agreements established with employees of our subsidiaries for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We account for these subsidiary awards using fair value and establish liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue, an unobservable input, and we will record any changes in the employee's compensation expense. Some of the awards are subject to the employees' continued employment and therefore recorded on a straight-line basis over the remaining service period. The liability balances are included in either accounts payable, accrued expenses and other current liabilities or other liabilities in our consolidated balance sheets (See Note 12).

The amount of contingent consideration liability to be paid, up to a maximum of $2.0 million, from our acquisition of SecurityTrax in the first quarter of 2015, was determined based on revenue and adjusted EBITDA for the year ended December 31, 2017. From the first quarter of 2015 to the third quarter of 2017, we estimated the fair value of the contingent consideration

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

liability by using a Monte Carlo simulation model for determining projected revenue by using an expected distribution of potential outcomes. The fair value of contingent consideration liability was calculated with thousands of projected revenue outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date, we remeasured the contingent consideration liability, using the same valuation approach based on our subsidiary’s revenue, an unobservable input. Based on the results for the year ended December 31, 2017, we do not expect to payout any of the contingent consideration during the first quarter of 2018, and therefore, we did not record a liability related to this contingent consideration in our consolidated balance sheet as of December 31, 2017 and 2016, as the fair value of the contingent consideration liability was zero.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2017, 2016 and 2015. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the years ended December 31, 2017, 2016 and 2015.

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	December 31,
	2017	2016
Accounts payable	$17,008	$18,289
Accrued expenses	4,301	5,298
Subsidiary unit awards	2,802	2,506
Other current liabilities	4,973	2,207
Accounts payable, accrued expenses and other current liabilities	$29,084	$28,300

The components of other liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred rent	$12,279	$11,056
Other liabilities	1,646	2,501
Other liabilities	$13,925	$13,557

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

We previously had a $75.0 million revolving credit facility with SVB, as administrative agent, and a syndicate of lenders that had a maturity date in November 2018, or the 2014 Facility. As of December 31, 2016, the outstanding balance of the 2014 Facility was $6.7 million. On March 7, 2017, we drew $67.0 million under the 2014 Facility to partially fund the Acquisition. During the nine months ended September 30, 2017, we repaid $1.7 million of the outstanding balance of the 2014 Facility.

On October 6, 2017, we refinanced the $72.0 million remaining outstanding balance under the 2014 Facility, by entering into a new $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under the 2014 Facility. From October 6, 2017 to December 31, 2017, no additional amounts were drawn under the 2017 Facility and $1.0 million of the outstanding balance has been repaid. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the year ended December 31, 2017, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. For the years ended December 31, 2017, 2016 and 2015, the effective interest rate on the credit facilities was 3.44%, 2.82% and 2.63%.

The carrying value of the 2017 Facility was $71.0 million as of December 31, 2017. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximates its fair value as of December 31, 2017. The 2017 Facility also carries an unused line commitment fee of 0.20%. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the year ended December 31, 2017, we were in compliance with all financial and non-financial covenants and there were no events of default.

Commitments and Contingencies

Repurchase of Subsidiary Units

In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted an award of subsidiary stock to the founder and president. The vesting of the award is based upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined to be June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the first payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash from 2018 through 2020 based on collection of financed customer receivables that existed as of the valuation date. We recorded a liability of $2.8 million in accounts payable, accrued expenses and other current liabilities and $0.4 million in other liabilities related to this commitment in our consolidated balance sheet as of December 31, 2017. We recorded a liability of $2.5 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.3 million in other liabilities related to this commitment in our consolidated balance sheet as of December 31, 2016.

At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense (see Note 10).

Leases

We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. We recognize rent expense for lease payments on a straight-line basis over the expected lease term and amortize tenant improvement allowances over the term of the lease. In August 2014, we signed a lease for new office space in Tysons, Virginia, where we relocated our headquarters in February 2016. The lease term ends in 2026 and includes a five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. During 2016, we entered into amendments to this lease which provided for 30,662 square feet of additional office space and an additional $1.7 million in tenant improvement allowance. We took possession of the additional space in February 2017 and we were allowed to utilize the tenant improvement allowance for design prior to moving into the space.

As of December 31, 2017, we have utilized the entire $9.7 million tenant improvement allowance. Rent expense was $6.2 million, $4.8 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

The following table presents the future minimum lease payments under the non-cancelable operating leases as of December 31, 2017 (in thousands):

Year Ended December 31,	Minimum Lease Payments
2018	$6,898
2019	5,845
2020	5,478
2021	5,260
2022	5,135
2023 and thereafter	16,894
Total	$45,510

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

Letters of Credit

As of December 31, 2017 and 2016, we had no outstanding letters of credit under our credit facilities.

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review, or IPR, by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit.  In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint has appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, and we have cross-appealed. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, and Vivint is proceeding with its case on four of the six patents in its complaint. Fact discovery is scheduled to close on or about March 15, 2018, and no trial date has been set. In September 2017, the U.S. Patent and Trademark Office ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request.

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

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com itself violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service provider partners under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On May 5, 2017, the court granted plaintiffs' motion for class certification. Discovery is underway, and the matter remains pending in the U.S. District Court for the Northern District of California. Based on the current schedule, we anticipate a trial will take place in October 2018. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

On March 21, 2017, Taraneh Vessal filed a complaint against us and Monitronics International, Inc. in the United States District Court for the Northern District of Illinois, alleging violation of the TCPA and the Illinois Consumer Fraud and Deceptive Business Practices Act, or ICFDBA. We filed a motion to dismiss the complaint on May 12, 2017. Plaintiff filed her First Amended Complaint on June 2, 2017, alleging similar violations of the TCPA and ICFDBA. We filed a motion to dismiss the First Amended Complaint on June 16, 2017. On October 18, 2017, the Court granted our motion to dismiss the claims with respect to violations of the ICFDBA without prejudice, but allowed the claims with respect to the TCPA to proceed. Discovery is underway, and the matter remains pending. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

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

On August 24, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The complaint seeks injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the ipDatatel products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 7,956,736; 8,478,871; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from ipDatatel.  The Court has scheduled a claim construction hearing for June 2018 and commencement of trial in March 2019. ipDatatel has not yet answered the complaint or asserted counterclaims and defenses. ipDatatel has moved for dismissal based on alleged patent ineligibility as to each patent in suit.

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorney’s fees, from Protect America and SecureNet. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. In September 2017, Alarm.com voluntarily dismissed the amended complaint in the United States District Court of the Eastern District of Virginia and refiled a complaint against Protect America, with substantially the same allegations, in the United States District Court of the Eastern District of Texas. The Court has scheduled a claim construction hearing for September 2018 and commencement of trial in May 2019. Protect America has not yet answered the complaint or asserted counterclaims and defenses. Protect America has moved for dismissal or transfer to the Western District of Texas based on allegedly improper venue.

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review of the patents-in-suit before the PTAB. Proceedings as to one of the patents in suit (United States Patent Number 7,855,635) was instituted, resulting in the cancellation of some, but not all, claims of that patent. That decision is currently before the Court of Appeals for the Federal Circuit. The PTAB has rejected the remaining applications for inter partes review, and SecureNet requested rehearing of the rejection as to one of the patents in suit, which request has been rejected by the PTAB. The Court has scheduled a claim construction hearing for March 2018 and commencement of trial in February 2019.

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that Zonoff Inc., or Zonoff, infringes certain U.S. Patents owned by Icontrol, all of which are now owned by Alarm.com through a subsidiary. In November 2015, Icontrol filed a second lawsuit, also in the United States District Court, District of Delaware, alleging that Zonoff infringes additional U.S. Patents owned by Icontrol, now owned by Alarm.com through a subsidiary. The Court held a claim construction hearing in the first case on March 14, 2016 and consolidated the cases on August 1, 2016. On

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

November 3, 2017, Zonoff and Alarm.com entered into a proposed consent judgment whereby Zonoff stipulated to its infringement of the patents in suit and the validity of the patents in suit. The Court entered a consent judgment against Zonoff, and the matter is now closed.

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

IPO

Upon the closing of our IPO on July 1, 2015, all outstanding shares of previously issued redeemable convertible preferred stock converted into an aggregate of 35,017,884 shares of common stock. Additionally, we issued 7,525,000 shares of common stock in our IPO.

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

Common and Preferred Stock

As of December 31, 2017 and 2016, there were 47,215,720 and 46,172,318 shares of common stock issued, and 47,202,310 and 46,142,483 shares of common stock outstanding, respectively. As of December 31, 2017 and 2016, there were no preferred shares issued and outstanding. Each outstanding share of common stock is entitled to one vote per share.

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,
Stock-based compensation expense data:	2017	2016	2015
Sales and marketing	$561	$536	$372
General and administrative	2,638	1,430	2,486
Research and development	4,214	2,035	1,266
Total stock-based compensation expense	$7,413	$4,001	$4,124

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options and assumed options	$3,913	$3,783	$3,154
Restricted stock units	3,366	141	—
Restricted stock awards	19	—	—
Employee stock purchase plan	115	77	—
Compensation related to the sale of common stock	—	—	193
Compensation related to the cash settlement of stock options	—	—	777
Total stock-based compensation expense	$7,413	$4,001	$4,124
Tax benefit from stock-based awards	$12,719	$5,048	$700

2015 Equity Incentive Plan

We issue stock options pursuant to our 2015 Plan. The 2015 Plan allows for the grant of stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or RSUs, performance-based stock awards, and other forms of equity compensation to our employees, directors and non-employee directors and consultants.

In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan, or the 2009 Plan. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of December 31, 2017, 7,980,705 shares remained available for future grant under the 2015 Plan.

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

Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were 13,281 and 29,835 unvested shares of common stock outstanding subject to our right of repurchase as of December 31, 2017 and 2016, respectively. We repurchased 1,492 and 2,156 unvested shares of common stock related to early exercised stock options in connection with employee terminations during the years ended December 31, 2017 and 2016, respectively. We recorded $0.1 million and $0.2 million in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets for the proceeds from the early exercise of the unvested stock options as of December 31, 2017 and 2016, respectively.

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

We value our stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options. The expected term represents the period of time the stock options are expected to be

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

outstanding and is based on the “simplified method.” Under the “simplified method,” the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options. Expected volatility is based on historical volatilities of our stock and publicly traded stock of comparable companies over the estimated expected term of the stock options.

There were 252,100, 653,900 and 540,548 stock options granted during the years ended December 31, 2017, 2016 and 2015, respectively. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is zero.

The following table summarizes the assumptions used for estimating the fair value of stock options granted:

Year Ended December 31,
	2017	2016	2015
Volatility	44.4 - 61.6%	47.6 - 50.6%	48.5 - 51.8%
Expected term	6.3 years	5.6 - 6.3 years	4.5 - 6.3 years
Risk-free interest rate	2.0 - 2.2%	1.3 - 1.9%	1.3 - 1.9%
Dividend rate	—%	—%	—%

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	3,547,528	$6.91	6.4	$74,267
Granted	252,100	31.69
Exercised	(1,011,174)	2.55		34,999
Forfeited	(97,415)	12.53
Expired	(4,063)	11.99
Outstanding as of December 31, 2017	2,686,976	$10.67	6.4	$72,823
Vested and expected to vest as of December 31, 2017	2,700,257	$10.64	6.4	$73,258
Exercisable as of December 31, 2017	1,733,849	$6.38	5.6	$54,398

The weighted average grant date fair value for our stock options granted during the years ended December 31, 2017, 2016 and 2015 was $14.95, $8.77 and $5.90, respectively. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $3.5 million, $2.2 million and $2.7 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $35.0 million, $14.1 million and $3.3 million, respectively. As of December 31, 2017, the total compensation cost related to nonvested awards not yet recognized was $4.2 million, which will be recognized over a weighted average period of 2.2 years. Cash received from exercises of stock options was $2.6 million, $1.1 million and $0.5 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Options Assumed from Acquisition

On March 8, 2017, we completed the Acquisition and assumed the Icontrol Plans. The assumed unvested stock options are exercisable for 70,406 shares of Alarm.com common stock. On March 15, 2017, we filed a Form S-8 Registration Statement related to the Acquisition. The registration also covers an additional 2,308,615 shares of common stock that were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to an evergreen provision contained in the 2015 Plan and an additional 461,723 shares of common stock that were automatically added to the shares authorized for issuance under the 2015 ESPP, pursuant to an evergreen provision contained in the 2015 ESPP.

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
December 31, 2017, 2016 and 2015

million of the fair value was determined to be attributable to post-combination services and will be recognized over the remaining service periods of the stock options.

The following table summarizes the assumptions used for estimating the fair value of stock options assumed from the Connect business unit of Icontrol:

Year Ended December 31,
2017
Volatility	42.7 - 44.4%
Expected term	2.5 - 5.0 years
Risk-free interest rate	1.4 - 2.0%
Dividend rate	—%

The following table summarizes the assumed stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	—	$—	0.0	$—
Options assumed from Connect	70,406	5.48
Exercised	(7,232)	5.57		252
Forfeited	(21,514)	4.70
Expired	(21)	4.55
Outstanding as of December 31, 2017	41,639	$5.88	7.2	$1,327
Vested and expected to vest as of December 31, 2017	41,639	$5.88	7.2	$1,327
Exercisable as of December 31, 2017	18,973	$5.24	6.9	$617

The weighted average grant date fair value for the assumed stock options granted the year ended December 31, 2017 was $4.78. The total fair value of assumed stock options vested during the year ended December 31, 2017 was $0.1 million. The aggregate intrinsic value of assumed stock options exercised during the year ended December 31, 2017 was $0.3 million. As of December 31, 2017, the total compensation cost related to the nonvested awards not yet recognized was $0.1 million, which will be recognized over a weighted average period of 1.2 years.

Restricted Stock Awards

In March 2017, we assumed 1,622 stock options from Connect upon completion of the Acquisition, which were early exercised according to the provisions of the Icontrol Plans for which the employees had not yet provided service for the applicable vesting periods. We canceled those stock options and issued restricted stock awards, or RSAs, with no exercise price at the fair value of Alarm.com common stock upon the closing of the Acquisition and recorded less than $0.1 million of compensation expense during the year ended December 31, 2017. We expect these RSAs to vest over two years and we will recognize compensation expense for the fair value of the awards in stock-based compensation. We repurchased 750 RSAs in connection with employee terminations during the year ended December 31, 2017. There were no repurchases of RSAs during the year ended December 31, 2016.

Restricted Stock Units

There was an aggregate of 534,146 and 61,482 RSUs granted to certain of our employees during the years ended December 31, 2017 and 2016, respectively. We granted no RSUs during the year ended December 31, 2015. The RSUs vest over a five-year period from the vesting commencement date, which is generally the grant date. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The condition for vesting of the RSUs is based on continued employment. As of December 31, 2017, the total unrecognized compensation expense related to RSU awards granted amounted to $15.9 million, which is expected to be recognized over a weighted average period of 2.9 years.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	61,482	$30.00	$1,711
Granted	534,146	35.03
Vested	—	—	—
Forfeited	(37,360)	31.56
Outstanding as of December 31, 2017	558,268	$34.71	$21,075
Vested and expected to vest as of December 31, 2017	558,268	$34.71	$21,075

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of December 31, 2017, 1,604,310 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. For the years ended December 31, 2017 and 2016, an aggregate of 25,616 and 31,797 shares were purchased by employees for which we recognized $0.1 million and $0.1 million of compensation expense, respectively. There were no purchases of shares during the year ended December 31, 2015 and less than $0.1 million compensation expense was recognized over the purchase period. Compensation expense is recognized for the amount of the discount, net of actual forfeitures and voluntary withdrawals, over the six-month purchase period.

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted EPS are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income	$29,251	$10,154	$11,768
Less: dividends paid to participating securities	—	—	(18,987)
Less: income allocated to participating securities	(13)	(12)	—
Net income / (loss) available for common stockholders (A)	$29,238	$10,142	$(7,219)
Weighted average common shares outstanding — basic (B)	46,682,141	45,716,757	24,108,362
Dilutive effect of stock options, RSUs and RSAs	2,471,807	2,158,765	—
Weighted average common shares outstanding — diluted (C)	49,153,948	47,875,522	24,108,362
Net income / (loss) per share:
Basic (A/B)	$0.63	$0.22	$(0.30)
Diluted (A/C)	$0.59	$0.21	$(0.30)

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

Diluted net loss per common share is the same as basic net loss per common share for the year ended December 31, 2015 because the effects of potentially dilutive items were anti-dilutive due to our net loss attributable to common stockholders. The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Stock options	258,917	197,350	522,997
RSAs	129	—	—
RSUs	188,050	25,640	—
Common stock subject to repurchase	13,281	29,835	96,368

Note 16. Significant Service Provider Partners

During the years ended December 31, 2017, 2016 and 2015, our 10 largest revenue service provider partners accounted for 60%, 60% and 63% of our consolidated revenue. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the year ended December 31, 2017. Another one of our service provider partners in the Alarm.com segment individually represented greater than 10% but not more than 15% of our revenue for the years ended December 31, 2017 and 2016 and represented greater than 15% but not more than 20% of our revenue for the year ended December 31, 2015.

One individual service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2017. No individual service provider partner represented more than 10% of accounts receivable as of December 31, 2016.

Note 17. Income Taxes

The Tax Cuts and Jobs Act, or the “Tax Act,” was signed into law on December 22, 2017. This legislation makes significant change in U.S. tax law, including a reduction in the corporate tax rate, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted Tax Act, we were required to revalue deferred tax assets and liabilities at the rate in effect when the deferred tax balances are scheduled to reverse. This revaluation resulted in an additional $8.8 million of income tax expense and a corresponding reduction in the deferred tax asset.

Additionally, on December 22, 2017, the Securities and Exchange Commission staff also issued Staff Accounting Bulletin No. 118, or "SAB 118," to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Specifically, SAB 118 provides a measurement period for companies to evaluate the impacts of the Tax Act on their financial statements. We consider the $8.8 million of income tax expense recorded to be a provisional amount primarily because we continue to evaluate the tax effects of the Tax Act on taxes related to our international operations, the realizability of deferred tax assets, remeasurement of certain temporary differences at the new tax rates and the impact of other retroactive provisions.

The components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$584	$7,227	$7,730
State	(88)	1,829	1,519
Foreign	6	—	—
Total Current	502	9,056	9,249
Deferred
Federal	3,837	(4,283)	(3,372)
State	(1,368)	(546)	(180)
Foreign	19	—	—
Total Deferred	2,488	(4,829)	(3,552)
Total	$2,990	$4,227	$5,697

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

The difference between the income tax expense at the federal statutory rate and income tax expense in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefits	0.1	4.9	4.5
Nondeductible meals and entertainment	0.6	1.6	1.2
Research and development tax credits	(16.1)	(10.8)	(8.9)
Tax windfall benefits	(36.5)	—	—
Change in tax rate due to tax reform	27.2	—	—
Other	(1.0)	(1.3)	0.8
Effective rate	9.3%	29.4%	32.6%

The components of our net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets, non-current
Provision for doubtful accounts	$714	$1,046
Accrued expenses	2,362	2,622
Deferred revenue	2,455	3,627
Deferred rent	3,384	4,671
Stock-based compensation	3,613	3,468
Acquisition costs	3,310	4,482
Subsidiary unit compensation	1,413	1,566
Equity investments	116	182
Net operating losses	1,357	2,678
Tax credits	2,546	—
Intangible assets and prepaid patent licenses	156	—
Other	160	107
Total deferred tax assets, non-current	21,586	24,449
Deferred tax liabilities, non-current
Intangible assets and prepaid patent licenses	(74)	(2,780)
Depreciation	(2,917)	(4,649)
Contingent liability	(171)	(268)
Total deferred tax liabilities, non-current	$(3,162)	$(7,697)
Net deferred tax assets, non-current	$18,424	$16,752

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest expense) is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$681	$506	$208
Additions based on tax positions of the current year	718	197	152
Additions based on tax positions of prior year	373	79	146
Additions resulting from acquisitions	277	—	—
Decreases due to lapse of applicable statute of limitations	(76)	—	—
Decreases related to settlements of prior year tax positions	—	(101)	—
Ending balance	$1,973	$681	$506

Our effective income tax rates were 9.3%, 29.4% and 32.6% for the years ended December 31, 2017, 2016 and 2015, respectively. Our effective tax rates were below the statutory rate primarily due to recognizing the tax windfall benefits from

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

employee stock-based payment transactions through the income statement provision for income taxes in the period incurred, as well as the research and development tax credits claimed, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses. We adopted the accounting provision that simplified the tax accounting for employee share-based payment transactions in the first quarter of 2017. Prior to adoption of the new accounting provision, tax windfall benefits were required to be recorded in additional paid-in capital. These decreases in the effective tax rate were partially offset by the effects of the Tax Act, which required us to revalue deferred tax assets and liabilities at the rate in effect when the deferred tax balances are scheduled to reverse.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of December 31, 2017 and 2016. Accordingly, we have not recorded a valuation allowance as of December 31, 2017 and 2016.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded unrecognized tax benefits of $1.0 million, $0.2 million and $0.3 million for research and development tax credits claimed during the years ended December 31, 2017, 2016 and 2015, respectively. We also recorded an unrecognized tax benefit of $0.3 million within our Canadian subsidiary related to an existing net operating loss acquired as part of the Acquisition.

As of December 31, 2017 and 2016, we accrued less than $0.1 million of total interest related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We are not aware of any events that make it reasonably possible that there would be a significant change in our unrecognized tax benefits over the next twelve months. Our cumulative liability for uncertain tax positions was $2.0 million and $0.7 million as of December 31, 2017 and 2016, respectively, and if recognized, would reduce our income tax expense and the effective tax rate.

We file income tax returns in the United States and Canada. We are no longer subject to U.S. income tax examinations for years prior to 2014, with the exception that operating loss carryforwards generated prior to 2014 may be subject to tax audit adjustment. We are generally no longer subject to state and local income tax examinations by tax authorities for years prior to 2014.

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $6.0 million as well as state net operating loss carryforwards of approximately $1.9 million, which are scheduled to begin to expire in 2030. As of December 31, 2017, we had federal research and development tax credit carryforwards of approximately $2.2 million, which are scheduled to begin to expire in 2037. As of December 31, 2017, we had state research and development tax credit carryforwards of approximately $1.4 million, which are scheduled to begin to expire in 2021.The federal net operating loss carryforward arose in connection with the 2013 acquisition of EnergyHub. Utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change limitations as provided by the Internal Revenue Code of 1986, as amended.

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

Our Alarm.com segment represents our cloud-based platforms for the intelligently connected property and related solutions that contributed approximately 94%, 94% and 97% of our revenue for the years ended December 31, 2017, 2016 and 2015. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

Management evaluates the performance of its segments and allocates resources to them based on operating income (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the table below (in thousands):

	Year Ended December 31, 2017
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$227,583	$8,700	$—	$—	$236,283
Hardware and other revenue	92,445	15,154	(2,945)	(2,000)	102,654
Total revenue	320,028	23,854	(2,945)	(2,000)	338,937
Operating income / (loss)	41,439	(8,248)	(175)	358	33,374
Assets	352,766	18,875	—	—	371,641

	Year Ended December 31, 2016
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$168,732	$4,808	$—	$—	$173,540
Hardware and other revenue	79,049	14,018	(2,863)	(2,638)	87,566
Total revenue	247,781	18,826	(2,863)	(2,638)	261,106
Operating income / (loss)	21,282	(7,229)	(312)	317	14,058
Assets	246,798	14,447	—	—	261,245

	Year Ended December 31, 2015
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$139,036	$1,928	$(28)	$—	$140,936
Hardware and other revenue	63,716	7,124	(924)	(1,964)	67,952
Total revenue	202,752	9,052	(952)	(1,964)	208,888
Operating income / (loss)	38,437	(20,151)	(279)	(16)	17,991

Depreciation and amortization expense was $17.4 million, $6.3 million and $5.5 million for the Alarm.com segment for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation and amortization expense was $0.3 million, $0.2 million and $0.3 million for the Other segment for the years ended December 31, 2017, 2016 and 2015, respectively. Additions to property and equipment were $9.3 million, $5.7 million and $10.2 million for the Alarm.com segment for the years ended December 31, 2017, 2016 and 2015, respectively. Additions to property and equipment were $0.1 million, less than $0.1 million and $0.2 million for the Other segment for the years ended December 31, 2017, 2016 and 2015, respectively.

We derived substantially all revenue from North America for the years ended December 31, 2017, 2016 and 2015. Substantially all our long-lived assets were in North America as of December 31, 2017 and 2016.

Note 19. Related Party Transactions

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. On December 11, 2015, we purchased an additional 9,290 common units of the same company for $0.2 million, which did not change our proportional share of ownership interest. We account for this investment using the equity method (see Note 8). During the years ended December 31, 2017, 2016 and 2015, we recorded $0.7 million, $1.3 million and $0.8 million of cost of hardware and other revenue in connection with this installation partner. As of December 31, 2017 and 2016, the accounts payable balance to our installation partner was less than $0.1 million and $0.1 million. In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2018. We recorded less than $0.1 million of interest income related to this note receivable in each of the years ended December 31, 2017, 2016 and 2015.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2017, 2016 and 2015

Note 20. Quarterly Financial Data (Unaudited)

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

	Three Months Ended
	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Total revenue	$59,043	$64,423	$67,846	$69,794	$74,194	$85,988	$89,962	$88,793
Total cost of revenue	21,116	25,183	26,366	26,715	26,635	29,835	31,833	27,885

Net income	$2,738	$1,873	$2,567	$2,976	$3,963	$9,865	$15,103	$320
Net income / (loss) per share:
Basic	$0.06	$0.04	$0.06	$0.06	$0.09	$0.21	$0.32	$0.01
Diluted	$0.06	$0.04	$0.05	$0.06	$0.08	$0.20	$0.31	$0.01

Schedule II – Valuation and Qualifying Accounts and Reserves

Alarm.com Holdings, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts	$1,282	$—	$453	$(286)	$1,449
Allowance for product returns	2,314	2,055	—	(1,898)	2,471
Year ended December 31, 2016
Allowance for doubtful accounts	1,315	—	648	(681)	1,282
Allowance for product returns	2,116	2,071	—	(1,873)	2,314
Year ended December 31, 2015
Allowance for doubtful accounts	1,397	—	276	(358)	1,315
Allowance for product returns	1,838	1,559	—	(1,281)	2,116

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2017. The report of PricewaterhouseCoopers LLP is incorporated by reference to Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION
None.

PART III.

We will file a definitive Proxy Statement for our Annual Meeting, or our 2018 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of our 2018 Proxy Statement under the captions “Information Regarding Committees of the Board Of Directors,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of our 2018 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of our 2018 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of our 2018 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section of our 2018 Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm
(2) Consolidated Financial Statement Schedule
(3) Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below
(numbered in accordance with Item 601 of Regulation S-K).

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Agreement and Plan of Merger by and among the Registrant, EnergyHub Holdings, Inc. EnergyHub, Inc. and Shareholder Representative Services LLC, as stockholder representative, dated May 3, 2013	S-1	333-204428	2.1	May 22, 2015
2.2	Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated as of June 23, 2016	8-K	001-37461	2.1	June 23, 2016
2.3	Amendment No. 1 to Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated November 15, 2016	8-K	001-37461	2.1	November 16, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	July 2, 2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37461	3.2	July 2, 2015
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
10.1	Deed of Lease between Registrant and 8150 Leesburg Pike, L.L.C., dated April 21, 2009, as amended July 21, 2010, April 28, 2011, January 10, 2012, June 5, 2012, December 7, 2012, March 12, 2013 and May 29, 2013	S-1	333-204428	10.1	May 22, 2015
10.2	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.3	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015	10-Q	001-37461	10.1	August 15, 2016
10.4	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015	10-Q	001-37461	10.2	August 15, 2016
10.5	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016	10-Q	001-37461	10.3	August 15, 2016
10.6	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016	10-Q	001-37461	10.3	November 14, 2016
10.7	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017	10-K	001-37461	10.7	March 16, 2017
10.8†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.9†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.10†*	Form of Option Grant Package under 2015 Equity Incentive Plan
10.11†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	S-1/A	333-204428	10.6	June 11, 2015
10.12†	Form of Early Exercise Restricted Stock Purchase Agreement	10-K	001-37461	10.7	February 29, 2016

10.13†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.14†	2017 Executive Bonus Plan	8-K	001-37461	10.1	February 28, 2017
10.15†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 11, 2015
10.16†	Offer Letter by and between the Registrant and Steve Valenzuela dated October 12, 2016	8-K	001-37461	10.1	November 14, 2016
10.17	Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated May 8, 2014	S-1	333-204428	10.10	May 22, 2015
10.18	Second Amendment to Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated December 7, 2015	10-K	001-37461	10.12	February 29, 2016
10.19	Third Amendment to Credit Agreement by and among Alarm.com Holdings, Inc., Alarm.com Incorporated, Silicon Valley Bank and the several lenders from time to time parties thereto, dated August 10, 2016	10-Q	001-37461	10.4	August 15, 2016
10.20#	Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics Funding LP, dated October 22, 2007, as amended by Amendment No. 1 dated January 15, 2008 and the Second Amendment dated February 23, 2013	S-1/A	333-204428	10.11	June 19, 2015
10.21#	Third Amendment to Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics International, Inc.	10-K	001-37461	10.14	February 29, 2016
10.22#	Fourth Amendment to Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics International, Inc., dated September 13, 2017	10-Q	001-37461	10.1	November 9, 2017
10.23#	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016	10-Q	001-37461	10.2	November 14, 2016
10.24	Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated October 6, 2017	10-Q	001-37461	10.2	November 9, 2017
10.25	Indemnity Agreement by and between the Registrant and Michelle K. Lee, dated January 17, 2018	8-K	001-37461	10.1	January 23, 2018
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Alarm.com Holdings, Inc.

Date:	February 27, 2018	By:	/s/ Stephen Trundle
Stephen Trundle
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Trundle	President, Chief Executive Officer and Director	February 27, 2018
Stephen Trundle	(Principal Executive Officer)

/s/ Steve Valenzuela	Chief Financial Officer	February 27, 2018
Steve Valenzuela	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy McAdam	Chairman of the Board of Directors	February 21, 2018
Timothy McAdam

/s/ Donald Clarke	Director	February 20, 2018
Donald Clarke

Director
Michelle Lee

/s/ Darius Nevin	Director	February 20, 2018
Darius Nevin

/s/ Hugh Panero	Director	February 20, 2018
Hugh Panero

/s/ Mayo Shattuck	Director	February 20, 2018
Mayo Shattuck