Form 10-Q
period 2018-03-31
Alarm.com Holdings, Inc.
filed 2018-05-04
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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

As of April 26, 2018, there were 47,294,349 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
SaaS and license revenue	$67,988	$50,226
Hardware and other revenue	24,768	23,968
Total revenue	92,756	74,194
Cost of revenue(1):
Cost of SaaS and license revenue	10,806	8,092
Cost of hardware and other revenue	17,571	18,543
Total cost of revenue	28,377	26,635
Operating expenses:
Sales and marketing	10,822	10,314
General and administrative	16,162	15,375
Research and development	20,377	14,521
Amortization and depreciation	5,025	2,864
Total operating expenses	52,386	43,074
Operating income	11,993	4,485
Interest expense	(672)	(216)
Other income, net	396	237
Income before income taxes	11,717	4,506
Provision for income taxes	1,202	543
Net income	10,515	3,963
Income allocated to participating securities	(3)	(2)
Net income attributable to common stockholders	$10,512	$3,961

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.22	$0.09
Diluted	$0.21	$0.08
Weighted average common shares outstanding:
Basic	47,226,382	46,225,473
Diluted	49,268,255	48,758,774
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$96,798	$96,329
Accounts receivable, net	43,634	40,634
Inventory, net	12,890	14,177
Other current assets	20,842	12,796
Total current assets	174,164	163,936
Property and equipment, net	25,228	23,459
Intangible assets, net	90,466	94,286
Goodwill	63,591	63,591
Deferred tax assets	17,285	18,444
Other assets	9,309	7,925
Total assets	$380,043	$371,641
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$26,849	$29,084
Accrued compensation	7,211	12,127
Deferred revenue	3,281	3,292
Total current liabilities	37,341	44,503
Deferred revenue	8,852	9,386
Long-term debt	70,000	71,000
Other liabilities	13,592	13,925
Total liabilities	129,785	138,814
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 47,301,434 and 47,215,720 shares issued; and 47,291,147 and 47,202,310 shares outstanding as of March 31, 2018 and December 31, 2017, respectively.	473	472
Additional paid-in capital	324,825	321,032
Accumulated deficit	(75,040)	(88,677)
Total stockholders’ equity	250,258	232,827
Total liabilities and stockholders’ equity	$380,043	$371,641

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2018	2017
Net income	$10,515	$3,963
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	13	128
Reserve for product returns	—	554
Amortization on patents and tooling	236	247
Amortization and depreciation	5,025	2,864
Amortization of debt issuance costs	27	23
Deferred income taxes	204	(1,123)
Undistributed losses from equity investees	—	(5)
Stock-based compensation	2,669	1,313
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(3,013)	1,580
Inventory	1,287	3,553
Other assets	(5,563)	668
Accounts payable, accrued expenses and other current liabilities	(7,001)	483
Deferred revenue	(545)	(213)
Other liabilities	(334)	(1,066)
Cash flows from operating activities	3,520	12,969
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(154,289)
Additions to property and equipment	(3,047)	(2,637)
Issuances of notes receivable	—	(1,000)
Cash flows used in investing activities	(3,047)	(157,926)
Cash flows (used in) / from financing activities:
Proceeds from credit facility	—	67,000
Repayments of credit facility	(1,000)	—
Issuances of common stock from equity based plans	996	473
Cash flows (used in) / from financing activities	(4)	67,473
Net increase / (decrease) in cash and cash equivalents	469	(77,484)
Cash and cash equivalents at beginning of the period	96,329	140,634
Cash and cash equivalents at end of the period	$96,798	$63,150

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(unaudited)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2018, or the 2017 Annual Report. The condensed consolidated balance sheet as of December 31, 2017 was derived from our audited financial statements, but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2018.

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

Significant Accounting Policies

Except for as disclosed herein, there have been no other material changes to our significant accounting policies during the three months ended March 31, 2018 from those disclosed in our 2017 Annual Report.

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

Our hardware includes cellular radio modules that enable access to our cloud-based platforms, as well as video cameras, image sensors and other peripherals. Our service provider partners may purchase our hardware in anticipation of installing the hardware in a residential or commercial property when they create a new subscriber account, or for use in existing subscriber

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

properties. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. The performance obligation is satisfied when the hardware is received by our service provider partner or distributor. Service provider partners transact with us to purchase our platform solutions and resell our solutions to a new subscriber, or to upgrade or downgrade the solutions of an existing subscriber, at which time the subscriber’s access to our platform solutions is enabled and the delivery of the services commences. Our performance obligation related to providing our platform solutions is satisfied on a daily basis as the subscriber uses the platform services. The purchase of platform solutions and the purchase of hardware are separate transactions as revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

SaaS and license revenue associated with our contracts is invoiced and revenue is recognized at an amount that corresponds directly with the value of the performance completed to date. Additionally, the consideration received from hardware sales corresponds directly with the stand-alone selling price of the hardware. As a result, we have elected to use the practical expedient related to the amount of transaction price allocated to the unsatisfied performance obligations and therefore, we have not disclosed the total remaining revenue expected to be recognized on all contracts or the expected period over which the remaining revenue would be recognized for the current period or any period presented before January 1, 2018.

To determine the transaction price, we analyze all of the performance obligations included in the contract. We consider the terms of the contract and our customary business practices, which typically do not include financing components or non-cash consideration. We have variable consideration in the form of retrospective volume discounts, rebate incentives, restocking fees and assurance-type warranties. The significant inputs related to variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, the availability and performance of our services and the historical and expected number of returns. Depending on the type of variable consideration and its predictability, we may apply an “expected value” approach or a “most likely amount” approach. We estimate the variable consideration at the onset of a contract and include the variable consideration within the transaction price if it is probable that a significant reversal of the variable consideration would not occur in the future. When determining whether the amount of variable consideration included in the transaction price should be constrained, we look at the history of hardware purchased and subscribers added by our service provider partners to estimate the likelihood of those service provider partners obtaining the retrospective volume discounts and rebates. At times, our contracts include consideration payable to a customer in the form of fixed discounts or rebates. We record the consideration payable to a customer as a reduction to the transaction price resulting in a reduction to revenue over the service period.

If we enter into contracts that contain multiple promised services, we evaluate which of the promised services represent separate performance obligations based on whether or not the promised services are distinct and whether or not the services are separable from other promises in the contract. If these criteria are met, then we allocate the transaction price to the performance obligations using the relative stand-alone selling price method at contract inception.

In determining the relative estimated selling prices, we consider market conditions, entity-specific factors and information about the customer or class of customer. Any discount within the contract is allocated proportionately to all of the separate performance obligations in the contract unless the terms of discount relate specifically to the entity’s efforts to satisfy some but not all of the performance obligations.

For our standard service provider agreements, we have used a portfolio approach for purposes of revenue recognition, as each agreement has similar characteristics and we do not expect the effects of applying this approach would have a material impact on our financial statements as compared to assessing each agreement individually.

SaaS and License Revenue

We generate the majority of our SaaS and license revenue primarily from monthly fees charged to our service provider partners sold on a per subscriber basis for access to our cloud-based intelligently connected property platform and related solutions. Our fees per subscriber vary based upon the service plan and features utilized.

Under the terms of our contractual arrangements with our service provider partners, we bill a monthly fee to our service provider partners in advance of the month of service, with the exception of the initial partial month of service, which is paid in arrears. Due to the limited period of time between receipt of payment and delivery of service, we have not accounted for these advance payments as significant financing components. We typically transfer the promised SaaS services to our customers over time, which is evidenced by the fact that the customers receive and consume the benefits provided by our performance of the services as such services are rendered. As a result, we recognize revenue from SaaS services on a monthly basis as we satisfy our performance obligations. We have demonstrated that we can sell our SaaS offering on a stand-alone basis, as it can be sold separately from hardware and activation services. As there is neither a minimum required initial service term nor a stated renewal term in our contractual arrangements, we recognize revenue over the period of service, which is monthly. Our service provider partners typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

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

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to third parties for use of our patents. We bill a monthly fee to third parties based on the number of customers that were active during the prior month. We apply the usage-based royalty exception to recognize license revenue because the sole or predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period of service. In addition, in certain markets our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Software License Revenue

Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Connect software platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Connect platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service. Our software license revenue during the three months ended March 31, 2018 and 2017 was $9.9 million and $2.3 million, respectively.

Hardware and Other Revenue

We generate hardware and other revenue primarily from the sale of video cameras and cellular radio modules that provide access to our cloud-based platforms and, to a lesser extent, the sale of other devices, including image sensors and peripherals. We primarily transfer hardware to our customers upon delivery to the customer, which corresponds with the time at which the customer obtains legal title to the hardware. As a result, we recognize hardware and other revenue as we satisfy our performance obligations, which occurs when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. There are a few contracts in which we provide shipping and handling services to the customer after control of the hardware transfers to the customer. In these instances, we have elected to account for shipping and handling costs as activities performed to fulfill the promise to transfer hardware to the customer and not as a separate promised service.

Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service provider partners or distributors, and are not contingent on resale to end-users, or to service provider partners in the case of sales of hardware to distributors. Payment for our hardware is typically due within 30 days from shipment, with the exception of certain hardware finance arrangements, which are paid over a 36-month period. Our terms for hardware sales sold directly to either service provider partners or distributors typically allow for the return of hardware up to one year past the date of sale. Our distributors sell directly to our service provider partners under terms between the two parties.

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns, which was 2% of hardware and other revenue for each of the twelve months ended March 31, 2018 and 2017. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. In general, we provide assurance-type warranties related to the intended functionality of the products and services provided. These warranties were not identified as separate performance obligations.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $10.2 million and $10.5 million as of March 31, 2018 and December 31, 2017, respectively, which combines current and long-term balances.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operation centers which are expensed as incurred. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Connect platform. Our cost of software license revenue during the three months ended March 31, 2018 and 2017 was $0.4 million and $0.1 million, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices.

We record the cost of SaaS and license revenue as expenses are incurred, which corresponds to the delivery period of our services to our subscribers. We record the cost of hardware and other revenue when the hardware and other services are delivered to the service provider partner, which occurs when legal title transfers to the service provider partner. Our cost of revenue excludes amortization and depreciation.

Contract Asset and Contract Liability Balances

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each distinct promise to transfer a good or service, or bundle of goods or services. To identify the performance obligations, we consider all of the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. We record a contract asset when we satisfy a performance obligation by transferring a promised good or service. Contract assets can be conditional or unconditional depending on whether another performance obligation must be satisfied before payment can be received. We receive payments from our service provider partners based on the billing schedule established in our contracts. All of the accounts receivable presented in the balance sheet represent unconditional rights to consideration. We do not have any assets from contracts containing conditional rights and we do not have any assets from satisfied performance obligations that have not been invoiced. Our contract assets consist of capitalized commission costs, which are discussed below in the “Costs to Obtain or Fulfill a Contract” section of Note 2.

Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. All of the deferred revenue presented in the balance sheet represents contract liabilities resulting from advance cash receipts from customers or amounts billed in advance to customers from the sale of services. Changes in deferred revenue are due to our performance under the contract as well as to cash received from new contracts for which services have not been provided. The amount of revenue recognized during the three months ended March 31, 2018 and 2017 from amounts included in deferred revenue at December 31, 2017 and 2016 was approximately $1.1 million and $0.9 million, respectively, which primarily relates to revenue from payments of activation fees as well as prepayment contracts with customers.

Costs to Obtain or Fulfill a Contract

We recognize an asset related to the costs incurred to obtain a contract only if we expect to recover those costs and we would not have incurred those costs if the contract had not been obtained. We recognize an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. Based on the policy above, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract. When calculating the incremental cost of obtaining a contract, we exclude any commission costs related to metrics that could be satisfied without obtaining a contract, including training-related metrics. We amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. The three-year period was determined based on our review of historical enhancements and upgrades to our products and services. We applied the portfolio approach to account for the amortization of contract costs as each contract has similar characteristics.

Our capitalized commission costs were approximately $3.0 million as of March 31, 2018. We had no capitalized commission costs as of December 31, 2017. The current portion of capitalized commission costs is included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs is reflected in other assets within our condensed consolidated balance sheets. We amortized capitalized commission costs of approximately $0.5 million during the three months ended March 31, 2018. There were no amortized commission costs during the three months ended March 31, 2017.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our capitalized commission costs or any other contract assets during the three months ended March 31, 2018 and 2017.

Recent Accounting Pronouncements

Adopted

Revenue from Contracts with Customers (Topic 606):

In May 2014, the Financing Accounting Standards Board, or FASB, and International Accounting Standards Board jointly issued Accounting Standards Update, or ASU, 2014-09, "Revenue from Contracts with Customers (Topic 606)," a new revenue recognition standard that provides a framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. From March to December 2016, amendments to Topic 606 were issued to clarify numerous accounting topics, including, but not limited to: (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectability criterion, (v) the application of the variable consideration guidance and modified retrospective transition method, (vi) the way in which impairment testing is performed and (vii) the disclosure requirements for revenue recognized from performance obligations. This guidance permits the use of either a full retrospective method or a modified retrospective method. This guidance was effective beginning January 1, 2018.

On January 1, 2018, we adopted Topic 606 by applying the modified retrospective transition method to all of our contracts. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. The adoption of Topic 606 did not have a material impact on our revenue recognition policies, however, as a result of adopting the new standard, we changed our treatment of commissions paid to employees, which we previously expensed as incurred. Under the new standard, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract and amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. Based on the results of our evaluation, the adoption of Topic 606 did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2018. Additionally, the cumulative effect to the opening balance sheet on January 1, 2018 from the adoption of Topic 606 was not material.

Other Accounting Standards:

On May 10, 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements. The update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification, or ASC, Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-09 during the first quarter of 2018 and the adoption of this ASU did not have a material impact on our financial statements and related disclosures.

On January 5, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which provides guidance to assist entities in evaluating when a set of transferred assets and activities is a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-01 during the first quarter of 2018 and the adoption of this ASU did not have a material impact on our financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825-10)" and in February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)." These ASUs require entities to carry all investments in equity securities at fair value and recognize any changes in fair value in net income. Under these standards, equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. The guidance in ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance in ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

beginning after June 15, 2018. We adopted ASU 2016-01 and ASU 2018-03 during the first quarter of 2018 and the adoption of these ASUs did not have a material impact on our financial statements and related disclosures.

Not Yet Adopted

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

On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The amendments in this update are effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are required to adopt ASU 2016-02 no later than the first quarter of 2019, and we are currently assessing the impact of this pronouncement on our financial statements. We have begun to evaluate our existing leases which all have been classified as operating leases under Topic 840. We anticipate using some of the available practical expedients upon adoption. We have not yet determined the amount of operating and financing lease liabilities and corresponding right-of-use assets we will record on our balance sheet; however, we anticipate that most of our operating lease commitments will be subject to the new standard.

Note 3. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable	$47,238	$44,554
Allowance for doubtful accounts	(1,373)	(1,449)
Allowance for product returns	(2,231)	(2,471)
Accounts receivable, net	$43,634	$40,634

For the three months ended March 31, 2018, we recorded a provision for doubtful accounts of less than $0.1 million, as compared to $0.1 million for the same period in the prior year.

For the three months ended March 31, 2018, we did not record an additional reserve for product returns in our hardware and other revenue. For the three months ended March 31, 2017, we recorded a reserve for product returns in our hardware and other revenue of $0.6 million. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 4. Inventory, Net

The components of inventory, net are as follows (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$6,382	$7,484
Finished goods	6,508	6,693
Total inventory, net	$12,890	$14,177

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

Note 5. Acquisitions

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

The cash consideration was $148.5 million, after the estimated working capital adjustment, of which $14.5 million was deposited in escrow and was released in accordance with the asset purchase agreement upon the finalization of indemnification obligations of Icontrol stockholders and the final determination of closing working capital. We used $81.5 million of cash on hand and drew $67.0 million under our senior line of credit with Silicon Valley Bank, or SVB, and a syndicate of lenders to fund the Acquisition.

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
March 31, 2018 and 2017

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
March 31, 2018 and 2017

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

Deferred Tax Asset

The equity interests in the subsidiaries we acquired provided for a carryover tax basis in goodwill and intangible assets that arose from a previous acquisition. We recorded a deferred tax asset of $4.1 million that represents the excess of the carryover tax basis in those previously acquired goodwill and intangible assets over the fair value of goodwill and intangible assets we recorded on the date of the Acquisition.

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
March 31, 2018 and 2017

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

The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis, as follows (in thousands):

Pro Forma Three Months Ended March 31, 2017
Revenue	$85,264
Net income	6,433
Net income per diluted share	$0.13

Business Combinations in Operations

The operations of each of the business combinations discussed above were included in the condensed consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations in the year of acquisition as reported within the condensed consolidated financial statements (in thousands):

Three Months Ended March 31, 2017
Revenue	$2,557
Net loss	(885)

For the Acquisition, we included the results of Connect's operations since its acquisition date in the Alarm.com segment and the results of Piper's operations since its acquisition date in the Other segment. We included the results of ObjectVideo Labs operations since its acquisition date in the Alarm.com segment.

Note 6. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2018	$63,591	$—	$63,591
Goodwill acquired	—	—	—
Balance as of March 31, 2018	$63,591	$—	$63,591

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

There were no impairments of goodwill during the three months ended March 31, 2018 and 2017.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2018	$88,526	$5,532	$228	$94,286
Amortization	(2,815)	(979)	(26)	(3,820)
Balance as of March 31, 2018	$85,711	$4,553	$202	$90,466

We recorded $3.8 million of amortization related to our intangible assets for the three months ended March 31, 2018, as compared to $1.5 million for the same period in the prior year. There were no impairments of long-lived intangible assets during the three months ended March 31, 2018 and 2017.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(18,215)	$85,711	10.6
Developed technology	13,959	(9,406)	4,553	1.9
Trade name	1,084	(882)	202	2.9
Other	234	(234)	—	—
Total intangible assets	$119,203	$(28,737)	$90,466

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(15,400)	$88,526	10.8
Developed technology	13,959	(8,427)	5,532	2.1
Trade name	1,084	(856)	228	3.3
Other	234	(234)	—	—
Total intangible assets	$119,203	$(24,917)	$94,286

Note 7. Other Assets

Patent Licenses

From time to time, we enter into agreements to license patents. The carrying value, net of amortization, was $2.3 million and $2.4 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, $0.5 million and $0.5 million of patent licenses were included in other current assets and $1.8 million and $1.9 million of patent licenses were included in other assets, respectively. We have $4.9 million of historical cost in patent licenses related to such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from 3 years to 11 years. Amortization expense on patent licenses was $0.2 million for the three months ended March 31, 2018, as compared to $0.2 million for the same period in the prior year, which is included in cost of SaaS and license revenue in our condensed consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

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

The note receivable balance, which is recorded in other current assets, was $4.0 million as of March 31, 2018 and December 31, 2017.

In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues at a rate of 8.5% per annum and requires monthly interest payments. The $3.0 million loan receivable balance was included in other assets as of March 31, 2018 and December 31, 2017.

For the three months ended March 31, 2018 and 2017, we recognized approximately $0.2 million of revenue from the distribution partners associated with these loans.

Prepaid Expenses

As of March 31, 2018, $10.6 million of prepaid expenses were included in other current assets and were primarily comprised of prepayments for inventory. As of December 31, 2017, $3.8 million of prepaid expenses were included in other current assets. In April 2018, we made a prepayment of $5.2 million for long lead-time parts related to our inventory.

Note 8. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2018
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$64,131	$—	$—	$64,131
Total	$64,131	$—	$—	$64,131
Liabilities:
Subsidiary unit awards	$—	$—	$389	$389
Total	$—	$—	$389	$389

	Fair Value Measurements on a Recurring Basis as of December 31, 2017
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$65,620	$—	$—	$65,620
Total	$65,620	$—	$—	$65,620
Liabilities:
Subsidiary unit awards	$—	$—	$3,160	$3,160
Total	$—	$—	$3,160	$3,160

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

The following table summarizes the change in fair value of the Level 3 liabilities for subsidiary unit awards with significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning of period balance	$3,160	$2,768
Total losses included in earnings	31	210
Settlements	(2,802)	—
Ending of period balance	$389	$2,978

The money market account is included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The liability for the subsidiary unit awards relates to agreements established with employees of our subsidiaries for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We account for these subsidiary awards using fair value and establish liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue, an unobservable input, and we will record any changes in the employee's compensation expense. Some of the awards are subject to the employees' continued employment and therefore recorded on a straight-line basis over the remaining service period. During the three months ended March 31, 2018, we settled $2.8 million of the liability related to the subsidiary unit awards. The remaining liability balances are included in either accounts payable, accrued expenses and other current liabilities or other liabilities in our condensed consolidated balance sheets (see Note 10).

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2018 and 2017. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three months ended March 31, 2018 and 2017.

Note 9. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2018	December 31, 2017
Accounts payable	$16,518	$17,008
Accrued expenses	5,429	4,301
Subsidiary unit awards	225	2,802
Other current liabilities	4,677	4,973
Accounts payable, accrued expenses and other current liabilities	$26,849	$29,084

The components of other liabilities are as follows (in thousands):

	March 31, 2018	December 31, 2017
Deferred rent	$12,020	$12,279
Other liabilities	1,572	1,646
Other liabilities	$13,592	$13,925

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

Note 10. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During the three months ended March 31, 2018, we repaid $1.0 million of the outstanding balance of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the three months ended March 31, 2018, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the three months ended March 31, 2018 and 2017, the effective interest rate on the credit facilities was 3.77% and 3.13%, respectively.

The carrying value of the 2017 Facility was $70.0 million and $71.0 million as of March 31, 2018 and December 31, 2017, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of March 31, 2018 and December 31, 2017. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the three months ended March 31, 2018, we were in compliance with all financial and non-financial covenants and there were no events of default.

Commitments and Contingencies

Repurchase of Subsidiary Units

In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted an award of subsidiary stock to the founder and president. The vesting of the award is based upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined to be June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the first payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash based on the future collection of financed customer receivables from 2018 to 2020 that existed as of the valuation date. During the three months ended March 31, 2018, we settled $2.8 million of the liability related to the subsidiary unit awards. We recorded a liability of $0.2 million in accounts payable, accrued expenses and other current liabilities and $0.2 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of March 31, 2018. We recorded a liability of $2.8 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.4 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of December 31, 2017.

At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense (see Note 8).

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

Leases

We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. We recognize rent expense for lease payments on a straight-line basis over the expected lease term and amortize tenant improvement allowances over the term of the lease. In August 2014, we signed a lease for new office space in Tysons, Virginia, where we relocated our headquarters in February 2016. The lease term ends in 2026 and includes a five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. During 2016, we entered into amendments to this lease which provided for 30,662 square feet of additional office space and an additional $1.7 million in tenant improvement allowance. We took possession of the additional space in February 2017 and we were allowed to utilize the tenant improvement allowance for design prior to moving into the space. The entire $9.7 million tenant improvement allowance was utilized in the year ended December 31, 2017.

For the three months ended March 31, 2018, rent expense was $1.7 million, as compared to $1.4 million for the same period in the prior year.

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

Letters of Credit

As of March 31, 2018 and December 31, 2017, we had no outstanding letters of credit under our 2017 Facility.

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review, or IPR, by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit.  In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint has appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, and we have cross-appealed. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, and Vivint is proceeding with its case on four of the six patents in its complaint. Fact discovery is scheduled to close on or about June 15, 2018, and no trial date has been set. In September 2017, the U.S. Patent and Trademark Office ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request.

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

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com itself violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service provider partners under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On May 5, 2017, the court granted plaintiffs' motion for class certification. Discovery is underway, and the matter remains pending in the U.S. District Court for the Northern District of California. On May 1, 2018 we filed a motion for summary judgment. Based on the current schedule, we anticipate a trial will take place in October 2018. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

On February 9, 2016, we were sued along with one of our service provider partners in the Circuit Court for the City of Virginia Beach, Virginia by the estate of a deceased service provider partner customer alleging wrongful death, among other claims. The suit seeks a total of $7 million in compensatory damages and $350,000 in punitive damages. We filed our answer on March 22, 2016. We reached an agreement with the plaintiff to settle the case which will result in our dismissal from the

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

case. However, the settlement is not final until approved by the Court. If the settlement is not approved by the Court, trial is scheduled to begin on July 10, 2018.

On March 21, 2017, Taraneh Vessal filed a complaint against us and Monitronics International, Inc. in the United States District Court for the Northern District of Illinois, alleging violation of the TCPA and the Illinois Consumer Fraud and Deceptive Business Practices Act, or ICFDBA. We filed a motion to dismiss the complaint on May 12, 2017. Plaintiff filed her First Amended Complaint on June 2, 2017, alleging similar violations of the TCPA and ICFDBA. We filed a motion to dismiss the First Amended Complaint on June 16, 2017. On October 18, 2017, the Court granted our motion to dismiss the claims with respect to violations of the ICFDBA without prejudice, but allowed the claims with respect to the TCPA to proceed. On April 23, 2018, we filed a motion for summary judgment on the remaining TCPA claims. On May 3, 2018, Plaintiff voluntarily dismissed the case with prejudice. The matter is now closed.

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

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review of the patents-in-suit before the PTAB. Proceedings as to one of the patents in suit (United States Patent Number 7,855,635) was instituted, resulting in the cancellation of some, but not all, claims of that patent. That decision is currently before the Court of Appeals for the Federal Circuit. The PTAB has rejected the remaining applications for inter partes review, and SecureNet requested rehearing of the rejection as to one of the patents in suit, which request has been rejected by the PTAB. In April 2018, the Court issued an order construing certain patent claim terms. The Court has scheduled commencement of trial in February 2019.

On March 29, 2018, a putative class action lawsuit was filed against us by Nick Fisher in the U.S. District Court for the Northern District of Illinois, alleging violations of the TCPA, and the Telemarketing And Consumer Fraud and Abuse Prevention

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

Act, or TCFAPA.  The complaint alleges that Alarm.com and another defendant, Nortek Security & Control LLC, violated the TCPA and TCFAPA through purportedly unauthorized telephone calls to Fisher, and seeks to hold us responsible for the alleged calls, including under principles of agency and vicarious liability.  The complaint seeks monetary damages under the TCPA and TCFAPA, injunctive relief, and other relief, including attorney’s fees.  Our response to the complaint is due in June 2018. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

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

Note 11. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Sales and marketing	$235	$113
General and administrative	1,028	569
Research and development	1,406	631
Total stock-based compensation expense	$2,669	$1,313

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options and assumed options	$728	$983
Restricted stock units	1,900	288
Restricted stock awards	1	19
Employee stock purchase plan	40	23
Total stock-based compensation expense	$2,669	$1,313
Tax benefit from stock-based awards	$449	$1,217

We granted an aggregate of 28,000 stock options pursuant to our 2015 Equity Incentive Plan, or 2015 Plan, during the three months ended March 31, 2018, as compared to an aggregate of 56,150 stock options for the same period in the prior year. There were 58,745 stock options exercised during the three months ended March 31, 2018, as compared to 122,926 stock options for the same period in the prior year. We granted an aggregate of 47,648 restricted stock units during the three months ended March 31, 2018, as compared to an aggregate of 108,850 restricted stock units for the same period in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

Note 12. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share, or EPS, are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$10,515	$3,963
Less: income allocated to participating securities	(3)	(2)
Net income available for common stockholders (A)	$10,512	$3,961
Weighted average common shares outstanding — basic (B)	47,226,382	46,225,473
Dilutive effect of stock options, RSUs and RSAs	2,041,873	2,533,301
Weighted average common shares outstanding — diluted (C)	49,268,255	48,758,774
Net income per share:
Basic (A/B)	$0.22	$0.09
Diluted (A/C)	$0.21	$0.08

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Stock options	231,951	133,750
RSAs	73	—
RSUs	150,100	—
Common stock subject to repurchase	10,214	25,793

Participating securities are composed of certain stock options granted under the 2015 Plan, and previously granted under the 2009 Equity Incentive Plan, that may be exercised before the options have vested. Unvested shares have a non-forfeitable right to dividends. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The common stock subject to repurchase is no longer classified as participating securities when shares revert to common stock outstanding as the awards vest and our repurchase right lapses.

Note 13. Significant Service Providers

During the three months ended March 31, 2018, our 10 largest revenue service provider partners accounted for 59% of our revenue, as compared to 60% for the same period in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 10% but not more than 15% of our revenue for the three months ended March 31, 2018. One of our service provider partners within the Alarm.com Segment individually represented greater than 15% but not more than 20% of our revenue for the three months ended March 31, 2018. Two of our service provider partners within the Alarm.com segment individually represented greater than 10% but not more than 15% of our revenue for the three months ended March 31, 2017.

One individual service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of March 31, 2018 and December 31, 2017.

Note 14. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

The Tax Cuts and Jobs Act, or the Tax Act, was signed into law on December 22, 2017. This legislation made significant changes in U.S. tax law, including a reduction in the corporate tax rate, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate income tax rate from 35% to 21%. As a result of the enacted Tax Act, we were required to revalue deferred tax assets and liabilities at the rate in effect when the deferred tax balances are scheduled to reverse. This revaluation resulted in an additional $8.8 million of income tax expense and a corresponding reduction in the deferred tax asset which was recorded during the year ended December 31, 2017.

Additionally, on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Specifically, SAB 118 provides a measurement period for companies to evaluate the impacts of the Tax Act on their financial statements. We consider the $8.8 million of income tax expense recorded during the year ended December 31, 2017 to be a provisional amount primarily because we continue to evaluate the tax effects of the Tax Act on taxes related to our international operations, the realizability of deferred tax assets, remeasurement of certain temporary differences at the new tax rates and the impact of other retroactive provisions. During the three months ended March 31, 2018, no adjustments were made to the provisional amounts previously recognized.

Our effective income tax rate was 10.3% for the three months ended March 31, 2018, as compared to 12.1% for the same period in the prior year. Our effective tax rates were below the statutory rate primarily due to research and development tax credits claimed as well as the tax windfall benefits from employee stock-based payment transactions, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of March 31, 2018 and December 31, 2017. Accordingly, we have not recorded a valuation allowance as of March 31, 2018 and December 31, 2017.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an unrecognized tax benefit of $0.2 million for research and development tax credits claimed during the three months ended March 31, 2018. For the three months ended March 31, 2018, we recorded interest for the period on prior year research and development tax credits we claimed. As of March 31, 2018 and December 31, 2017, we had accrued less than $0.1 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.”

Note 15. Segment Information

We have two reportable segments:

•	Alarm.com segment

•	Other segment

Our chief operating decision maker is our chief executive officer. Management determined the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results.

Our Alarm.com segment represents our cloud-based platforms for the intelligently connected property and related solutions that contributed 95% and 94% of our revenue for the three months ended March 31, 2018 and 2017, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018 and 2017

Management evaluates the performance of its segments and allocates resources to them based on operating income (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the table below (in thousands):

	Three Months Ended March 31, 2018
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$65,662	$2,326	$—	$—	$67,988
Hardware and other revenue	23,001	3,656	(782)	(1,107)	24,768
Total revenue	88,663	5,982	(782)	(1,107)	92,756
Operating income / (loss)	14,502	(2,537)	5	23	11,993

	Three Months Ended March 31, 2017
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$48,881	$1,345	$—	$—	$50,226
Hardware and other revenue	21,631	3,107	(649)	(121)	23,968
Total revenue	70,512	4,452	(649)	(121)	74,194
Operating income / (loss)	6,584	(2,213)	(22)	136	4,485

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of March 31, 2018	$421,153	$15,217	$(56,176)	$(151)	$380,043
Assets as of December 31, 2017	405,915	19,144	(53,267)	(151)	371,641

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $9.9 million for the three months ended March 31, 2018, as compared to $2.3 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2018 and 2017. Depreciation and amortization expense was $4.9 million for the Alarm.com segment for the three months ended March 31, 2018, as compared to $2.8 million for the same period in the prior year. Depreciation and amortization expense was $0.1 million for the Other segment for three months ended March 31, 2018, as compared to less than $0.1 million for the same period in the prior year. Additions to property and equipment were $3.0 million for the Alarm.com segment for the three months ended March 31, 2018, as compared to $1.8 million for the same period in the prior year. Additions to property and equipment were less than $0.1 million for the Other segment for the three months ended March 31, 2018. There were no additions to property and equipment for the Other segment for the three months ended March 31, 2017.

We derived substantially all revenue from North America for the three months ended March 31, 2018 and 2017. Substantially all our long-lived assets were in North America as of March 31, 2018 and December 31, 2017.

Note 16. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of March 31, 2018 and December 31 2017, our investment balance in our installation partner was zero. During the three months ended March 31, 2018, we recorded $0.1 million of cost of hardware and other revenue in connection with this installation partner as compared to $0.3 million for the same period in the prior year. As of March 31, 2018 and December 31, 2017, the accounts payable balance to our installation partner was less than $0.1 million. In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrues interest at 8.0%. Interest is payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2018. We recorded less than $0.1 million of interest income related to this note receivable in the three months ended March 31, 2018 and 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018 with the Securities and Exchange Commission, or the SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our service provider partners can deploy our interactive security, video monitoring, intelligent automation and energy management solutions as stand-alone offerings or as combined solutions to address the needs of a broad range of customers. Our technology enables subscribers to seamlessly connect to their property through our family of mobile apps, websites, and new engagement platforms like voice control through Amazon Echo, wearable devices like the Apple Watch, and TV platforms such as Apple TV and Amazon Fire TV.

Highlights of First Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our service provider partners have indicated that they typically have three to five-year service contracts with residential or commercial property owners. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 73% and 68% of our revenue during the three months ended March 31, 2018 and 2017, respectively.

We also generate software license revenue from monthly fees charged to service providers on a per subscriber basis for access to our Connect platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our software license revenue is included within our SaaS and license revenue. Software license revenue represented 10% and 3% of our revenue during the three months ended March 31, 2018 and 2017, respectively.

We also generate revenue from the sale of hardware, including cellular radio modules, video cameras, image sensors, thermostats and other peripherals, that enables our solutions. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 27% and 32% of our revenue during the three months ended March 31, 2018 and 2017, respectively.

We believe there is significant opportunity to expand our international business, as approximately 2% percent of our total revenue during the three months ended March 31, 2018 originated from customers located outside of North America. Our products are currently localized and available in 35 countries outside of North America.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•
SaaS and license revenue increased 35% to $68.0 million in the three months ended March 31, 2018 from $50.2 million in the three months ended March 31, 2017. Included in SaaS and license revenue was software license revenue, which increased to $9.9 million in the three months ended March 31, 2018 from $2.3 million in the three months ended March 31, 2017.

•	Revenue increased 25% to $92.8 million in the three months ended March 31, 2018 from $74.2 million in the three months ended March 31, 2017.

•	Net income was $10.5 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively

•	Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $23.0 million in the three months ended March 31, 2018 from $14.1 million in the three months ended March 31, 2017.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three months ended March 31, 2018 and 2017.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies and include the following (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
SaaS and license revenue	$67,988	$50,226
Adjusted EBITDA	22,958	14,103

	Twelve Months Ended March 31,
	2018	2017
SaaS and license revenue renewal rate	93%	93%

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

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2018 and 2017.

SaaS and License Revenue Renewal Rate

We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from our subscribers on our Alarm.com platform who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage. Our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base on the Alarm.com platform, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.

Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financing Accounting Standards Board, or FASB, and International Accounting Standards Board jointly issued Accounting Standards Update, or ASU, 2014-09, "Revenue from Contracts with Customers (Topic 606)," a new revenue recognition standard that provides a framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. On January 1, 2018, we adopted Topic 606 by applying the modified retrospective transition method to all of our contracts. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

The adoption of Topic 606 did not have a material impact on our revenue recognition policies, however, as a result of adopting the new standard, we changed our treatment of commissions paid to employees, which we previously expensed as incurred. Under the new standard, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract and amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. Based on the results of our evaluation, the adoption of Topic 606 did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2018. Additionally, the cumulative effect to the opening balance sheet on January 1, 2018 from the adoption of Topic 606 was not material.

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

Under the terms of our contractual arrangements with our service provider partners, we bill a monthly fee to our service provider partners in advance of the month of service, with the exception of the initial partial month of service, which is paid in arrears. Due to the limited period of time between receipt of payment and delivery of service, we have not accounted for these advance payments as significant financing components. We typically transfer the promised SaaS services to our customers over time, which is evidenced by the fact that the customers receive and consume the benefits provided by our performance of the services as such services are rendered. As a result, we recognize revenue from SaaS services on a monthly basis as we satisfy our performance obligations. We have demonstrated that we can sell our SaaS offering on a stand-alone basis, as it can be sold separately from hardware and activation services. As there is neither a minimum required initial service term nor a stated renewal term in our contractual arrangements, we recognize revenue over the period of service, which is monthly. Our service provider partners typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.

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

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to third parties for use of our patents. We bill a monthly fee to third parties based on the number of customers that were active during the prior month. We apply the usage-based royalty exception to recognize license revenue because the sole or predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period of service. In addition, in certain markets our EnergyHub subsidiary sells its demand response software with an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Software License Revenue. Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Connect software platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Connect platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service.

Hardware and Other Revenue. We generate hardware and other revenue primarily from the sale of video cameras and cellular radio modules that provide access to our cloud-based platforms and, to a lesser extent, the sale of other devices, including image sensors and peripherals. We primarily transfer hardware to our customers upon delivery to the customer, which corresponds with the time at which the customer obtains legal title to the hardware. As a result, we recognize hardware and other revenue as we satisfy our performance obligations, which occurs when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. There are a few contracts in which we provide shipping and handling services to the customer after control of the hardware transfers to the customer. In these instances, we have elected to account for shipping and handling costs as activities performed to fulfill the promise to transfer hardware to the customer and not as a separate promised service.

Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service provider partners or distributors, and are not contingent on resale to end-users, or to service provider partners in the case of sales of hardware to distributors. Payment for our hardware is typically due within 30 days from shipment, with the exception of certain hardware finance arrangements, which are paid over a 36-month period. Our terms for hardware sales sold directly to either service provider partners or distributors typically allow for the return of hardware up to one year past the date of sale. Our distributors sell directly to our service provider partners under terms between the two parties.

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns, which was 2% of hardware and other revenue for each of the twelve months ended March 31, 2018 and 2017. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. In general, we provide assurance-type warranties related to the intended functionality of the products and services provided. These warranties were not identified as separate performance obligations.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $10.2 million and $10.5 million as of March 31, 2018 and December 31, 2017, respectively, which combines current and long-term balances.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operation centers which are expensed as incurred. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Connect platform. Our cost of hardware and other revenue primarily includes cost of raw materials and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices.

We record the cost of SaaS and license revenue as expenses are incurred, which corresponds to the delivery period of our services to our subscribers. We record the cost of hardware and other revenue when the hardware and other services are delivered to the service provider partner, which occurs when legal title transfers to the service provider partner. Our cost of revenue excludes amortization and depreciation.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 764 employees as of March 31, 2017 to 809 employees as of March 31, 2018, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 245 as of March 31, 2017 to 259 as of March 31, 2018. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis and increase as a percentage of our total revenue to levels consistent with 2016 in the short term. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs, trade shows and training to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions.

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

The number of employees in general and administrative functions increased from 83 as of March 31, 2017 to 90 as of March 31, 2018. Excluding intellectual property litigation and acquisition-related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. We will continue to incur additional costs associated with being a public company including higher legal, corporate insurance and accounting expenses, including the additional costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act which has resulted in additional external audit and consulting fees. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property, as well as integration costs associated with the acquisition of the Connect and Piper business units from Icontrol, which closed on March 8, 2017, which we refer to as the Acquisition.

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

The number of employees in research and development functions increased from 436 as of March 31, 2017 to 460 as of March 31, 2018. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally. We expect research and development expenses to continue to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our credit facilities. On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. The 2017 Facility is available to us to refinance existing debt and for general corporate and working capital purposes as permitted under the terms of the 2017 Credit Facility. Interest expense is expected to increase in 2018 as compared to 2017, as we utilized the 2017 Facility for the Acquisition.

Other Income, Net

Other income, net consists of our portion of the income or loss from our minority investments in other businesses accounted for under the equity method and interest income earned on our cash and cash equivalents and our notes receivable.

Provision for Income Taxes

The Tax Cuts and Jobs Act, or the Tax Act, was signed into law on December 22, 2017. This legislation made significant changes in U.S. tax law, including a reduction in the corporate tax rate, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate income tax rate from 35% to 21%.

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rate was below the statutory rate primarily due to research and development tax credits claimed as well as the tax windfall benefits from employee stock-based payment transactions, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses. We recognize excess tax windfall benefits on a discrete basis in the quarter in which it occurs, and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price and exercises of stock options under our equity incentive plans each period.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2018		2017
Revenue:
SaaS and license revenue	$67,988	73%	$50,226	68%
Hardware and other revenue	24,768	27	23,968	32
Total revenue	92,756	100	74,194	100
Cost of revenue(1):
Cost of SaaS and license revenue	10,806	12	8,092	11
Cost of hardware and other revenue	17,571	19	18,543	25
Total cost of revenue	28,377	31	26,635	36
Operating expenses(2):
Sales and marketing	10,822	12	10,314	14
General and administrative	16,162	17	15,375	21
Research and development	20,377	22	14,521	19
Amortization and depreciation	5,025	5	2,864	4
Total operating expenses	52,386	56	43,074	58
Operating income	11,993	13	4,485	6
Interest expense	(672)	—	(216)	—
Other income, net	396	—	237	—
Income before income taxes	11,717	13	4,506	6
Provision for income taxes	1,202	2	543	1
Net income	$10,515	11%	$3,963	5%
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense data:
Sales and marketing	$235	$113
General and administrative	1,028	569
Research and development	1,406	631
Total stock-based compensation expense	$2,669	$1,313

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2018	2017
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	16%	16%
Cost of hardware and other revenue as a percentage of hardware and other revenue	71%	77%
Total cost of revenue as a percentage of total revenue	31%	36%

Comparison of the Three Months Ended March 31, 2018 to March 31, 2017

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented:

Revenue

	Three Months Ended March 31,		% Change
	2018	2017

Revenue:
SaaS and license revenue	$67,988	$50,226	35%
Hardware and other revenue	24,768	23,968	3
Total revenue	$92,756	$74,194	25%

The $18.6 million increase in total revenue for the three months ended March 31, 2018 as compared to the same period in the prior year was primarily the result of a $17.8 million, or 35%, increase in our SaaS and license revenue and a $0.8 million, or 3%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue increased $7.6 million to $9.9 million during the three months ended March 31, 2018 as compared to $2.3 million during the same period in the prior year. The increase in our Alarm.com segment SaaS and license revenue for the three months ended March 31, 2018 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2017 and due to service providers and their subscribers on our Connect software platform. Additionally, the increase in the software license revenue was due to the timing of the Acquisition. To a lesser extent, SaaS and license revenue increased in the period due to an increase in license fees. The increase in hardware and other revenue for the three months ended March 31, 2018 as compared to the same period in the prior year was due to an increase in the volume of video cameras sold and due to increases in volume of other peripherals sold including the system enhancement module. Our Other segment contributed 6% of the increase in SaaS and license revenue for the three months ended March 31, 2018 as compared to the same period in the prior year. The increase in SaaS and license revenue for our Other segment for the three months ended March 31, 2018 was from our remote access management solution and our energy management and demand response solutions. The hardware and other revenue for our Other segment decreased by $0.4 million for the three months ended March 31, 2018 as compared to the same period in the prior year, primarily due to the timing of sales related to our remote access management solution.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2018	2017

Cost of revenue(1):
Cost of SaaS and license revenue	$10,806	$8,092	34%
Cost of hardware and other revenue	17,571	18,543	(5)
Total cost of revenue	$28,377	$26,635	7%
% of total revenue	31%	36%
_______________

(1)	Excludes amortization and depreciation.

The $1.7 million increase in cost of revenue for the three months ended March 31, 2018 as compared to the same period in the prior year was the result of a $2.7 million, or 34%, increase in cost of SaaS and license revenue and a $1.0 million, or 5%, decrease in cost of hardware and other revenue. Our cost of software license revenue included within cost of SaaS and license revenue increased $0.3 million to $0.4 million during the three months ended March 31, 2018 as compared to $0.1 million during the same period in the prior year. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operating centers. Additionally, the increase in the cost of software license revenue was due to the timing of the Acquisition. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 16% for each of the three months ended March 31, 2018 and 2017. Cost of software license revenue as a percentage of software license revenue was 5% for the three months ended March 31, 2018 and 3% for the same period in the prior year. Cost of hardware and other revenue as a percentage of hardware and other revenue was 71% for the three months ended March 31, 2018 and 77% for the same period in the prior year. The decrease in cost of hardware and other revenue and the decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended March 31, 2018 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2018	2017

Sales and marketing	$10,822	$10,314	5%
% of total revenue	12%	14%

The $0.5 million increase in sales and marketing expense for the three months ended March 31, 2018 as compared to the same period in the prior year was primarily due to increases in headcount for our service provider partner support team to support our growth. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $0.5 million for the three months ended March 31, 2018 and our expenses for external consultants increased by $0.2 million. This increase was partially offset by a $0.4 million decrease in marketing expense. Sales and marketing expense from our Other segment remained relatively consistent for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The number of employees in sales and marketing functions grew from 245 as of March 31, 2017 to 259 as of March 31, 2018. Sales and marketing expense as a percentage of total revenue was 12% and 14% for the three months ended March 31, 2018 and 2017, respectively.

General and Administrative Expense

	Three Months Ended March 31,		% Change
	2018	2017

General and administrative	$16,162	$15,375	5%
% of total revenue	17%	21%

The $0.8 million increase in general and administrative expense for the three months ended March 31, 2018 as compared to the same period in the prior year was primarily due to a $1.9 million increase in legal expenses related to ongoing intellectual property litigation within our Alarm.com segment and a $1.0 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth and from the addition of the Connect and ObjectVideo Labs teams. In addition, there was a $0.6 million increase in expense for external consultants within our Alarm.com segment to support our growth and compliance with the regulations governing public companies as well as a $0.3 million increase in rent expense. These increases were partially offset by a $3.6 million decrease in acquisition-related expenses related to the Acquisition. General and administrative expenses from our Other segment increased by $0.7 million for the three months ended March 31, 2018 as compared to the same period in the prior year, primarily due to a $0.8 million increase in expense for external consultants. The number of employees in general and administrative functions increased from 83 as of March 31, 2017 to 90 as of March 31, 2018.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2018	2017

Research and development	$20,377	$14,521	40%
% of total revenue	22%	19%

The $5.9 million increase in research and development expense for the three months ended March 31, 2018 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions as a result of the Acquisition and the ObjectVideo Labs acquisition. Our personnel and related costs for our Alarm.com segment increased by $3.8 million in for the three months ended March 31, 2018 as compared to the same period in the prior year. In addition, expense for external consultants and information technology to support our research and development personnel increased by $1.4 million for the three months ended March 31, 2018. Research and development expense from our Other segment increased by $0.4 million for the three months ended March 31, 2018 as compared to the same period in the prior year, primarily due to a $0.3 million increase in personnel and related expense. The number of employees in research and development functions increased from 436 as of March 31, 2017 to 460 as of March 31, 2018.

Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2018	2017

Amortization and depreciation	$5,025	$2,864	75%
% of total revenue	5%	4%

The $2.2 million increase in amortization and depreciation for the three months ended March 31, 2018 as compared to the same period in the prior year was primarily due to customer relationships, developed technology and trade name intangibles acquired in connection with the Acquisition.

Interest Expense

	Three Months Ended March 31,		% Change
	2018	2017

Interest expense	$(672)	$(216)	211%
% of total revenue	—%	—%

The $0.5 million increase in interest expense for the three months ended March 31, 2018 as compared to the same period in the prior year was primarily due to a higher outstanding balance on our credit facility balance during the three months ended March 31, 2018 as compared to the same period in the prior year as a result of the Acquisition.

Other Income, Net

	Three Months Ended March 31,		% Change
	2018	2017

Other income, net	$396	$237	67%
% of total revenue	—%	—%

Other income, net remained relatively consistent for the three months ended March 31, 2018 as compared to the same period in the prior year. Included in other income, net was interest income earned on our cash balance and interest income earned on notes receivable.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2018	2017

Provision for income taxes	$1,202	$543	121%
% of total revenue	2%	1%

Our effective tax rate decreased to 10.3% for the three months ended March 31, 2018 as compared to 12.1% for the same period in the prior year. The decrease in the effective tax rate was primarily related to a reduction in the corporate tax rate resulting from the Tax Act, partially offset by a decrease in the tax windfall benefits from the exercise of employee stock options for the three months ended March 31, 2018 as compared to the same period in the prior year.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platforms for the intelligently connected property and related solutions that contributed 95% and 94% of our revenue for the three months ended March 31, 2018 and 2017, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 675 employees as of March 31, 2017 to 733 employees as of March 31, 2018. Our Other segment decreased from 89 employees as of March 31, 2017 to 76 employees as of March 31, 2018. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended March 31,
	2018			2017
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$65,662	$23,001	$47,230	$48,881	$21,631	$39,240
Other	2,326	3,656	5,155	1,345	3,107	3,834
Intersegment Alarm.com	—	(782)	—	—	(649)	—
Intersegment Other	—	(1,107)	—	—	(121)	—
Total	$67,988	$24,768	$52,385	$50,226	$23,968	$43,074

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $9.9 million for the three months ended March 31, 2018, as compared to $2.3 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2018 and 2017.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the first quarter of 2018, we adopted Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)," which did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2018. See Note 2 to our condensed consolidated financial statements for more information. Except as disclosed in Note 2, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 28, 2018.

Recently Issued Accounting Standards

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$96,798	$96,329
Accounts receivable, net	43,634	40,634
Working capital	136,823	119,433

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2018 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of March 31, 2018, we had $96.8 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity financings.

We believe our existing cash and cash equivalents, together with our 2017 Facility, and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final nine months of fiscal year 2018, we expect our capital expenditure requirements to be approximately $4.4 million, primarily related to purchases of computer software and equipment. In April 2018, we made a prepayment of $5.2 million for long lead-time parts related to our inventory. Our future working capital and capital expenditure requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. To the extent our cash and cash equivalents, together with our 2017 Facility, and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our current stockholders.

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

As of March 31, 2018, $70.0 million was outstanding under the 2017 Facility, no letters of credit were outstanding and $55.0 million remained available for borrowing under the 2017 Facility. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions without approval of the lenders. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. As of March 31, 2018, we were in compliance with all covenants under the 2017 Facility. Our outstanding amounts under the 2017 Facility are due at maturity in October 2022. The 2017 Facility is discussed in more detail below under “Debt Obligations.”

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities	$3,520	$12,969
Cash flows used in investing activities	(3,047)	(157,926)
Cash flows (used in) / from financing activities	(4)	67,473

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the three months ended March 31, 2018, cash flows from operating activities were $3.5 million, a decrease of $9.4 million from the same period in the prior year, as the result of a $20.2 million reduction in cash from operating assets and liabilities, partially offset by a $6.6 million increase in net income and a $4.2 million increase in non-cash items.

The $20.2 million reduction in cash from operating assets and liabilities was primarily due to differences in timing of collection of receipts and payments of disbursements as well as a $5.5 million increase in the change in prepaid expenses, primarily comprised of prepayments for inventory, and a $2.8 million settlement of the liability related to the subsidiary unit awards during the three months ended March 31, 2018. The $4.2 million increase in non-cash items was primarily due to an $2.2 million increase in amortization and depreciation primarily due to the additional amortization of customer relationships, developed technology and trade name intangibles acquired from the Acquisition in the first quarter of 2017. Additionally, there was a $1.4 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during the three months ended March 31, 2018 as well as a $1.3 million increase in the change in deferred income taxes primarily due to the increase in deferred income taxes resulting from acquisition-related expense during the three months ended March 31, 2017.

Investing Activities

Our investing activities typically include acquisitions, capital expenditures, notes receivable issued to companies with offerings complementary to ours and proceeds from the repayment of those notes receivable. Our capital expenditures have primarily been for general business use, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, computer equipment used internally, and expansion of our network operations centers.

For the three months ended March 31, 2018, our cash flows used in investing activities was $3.0 million as compared to $157.9 million for the same period in the prior year. The $154.9 million decrease in cash flows used in investing activities was primarily due to our payment of $154.3 million, net of cash acquired, for our acquisitions in the first quarter of 2017. In addition, we issued loans to distribution partners in the amount of $1.0 million during the three months ended March 31, 2017 and no similar loans were issued during the three months ended March 31, 2018.

Financing Activities

Cash generated by financing activities includes borrowings under credit facilities and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the three months ended March 31, 2018, cash flows used in financing activities was less than $0.1 million compared to $67.5 million in cash flows from financing activities during the same period in the prior year. The $67.5 million decrease in cash flows from financing activities was primarily due to the $67.0 million of proceeds borrowed under the credit facilities during the three months ended March 31, 2017 related to the Acquisition in March 2017. This was partially offset by repayments of $1.0 million of the outstanding balance of the credit facilities during the three months ended March 31, 2018.

Contractual Obligations

As of March 31, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 28, 2018.

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

Debt Obligations

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During the three months ended March 31, 2018, we repaid $1.0 million of the outstanding balance of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the three months ended March 31, 2018, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the three months ended March 31, 2018 and 2017, the effective interest rate on the credit facilities was 3.77% and 3.13%, respectively.

The carrying value of the 2017 Facility was $70.0 million and $71.0 million as of March 31, 2018 and December 31, 2017, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of March 31, 2018 and December 31, 2017. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. During the three months ended March 31, 2018, we were in compliance with all financial and non-financial covenants and there were no events of default. The 2017 Facility also contains customary conditions to borrowings and events of default and contains various negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make certain payments including dividends, make investments or engage in transactions with affiliates without approval of the lenders.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA:
Net income	$10,515	$3,963
Adjustments:
Interest expense and other income, net	276	(21)
Provision for income taxes	1,202	543
Amortization and depreciation expense	5,025	2,864
Stock-based compensation expense	2,669	1,313
Acquisition-related expense	—	3,648
Litigation expense	3,271	1,793
Total adjustments	12,443	10,140
Adjusted EBITDA	$22,958	$14,103

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our credit facilities with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of March 31, 2018 and December 31, 2017, an increase or decrease in the interest rate on our 2017 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $0.7 million.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorney’s fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review, or IPR, by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit.  In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint has appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, and we have cross-appealed. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, and Vivint is proceeding with its case on four of the six patents in its complaint. Fact discovery is scheduled to close on or about June 15, 2018, and no trial date has been set. In September 2017, the U.S. Patent and Trademark Office ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request.

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

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com itself violated the TCPA, but instead seeks to hold us responsible for the marketing activities of our service provider partners under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA, injunctive relief, and other relief, including attorney’s fees. We answered the complaint on February 26, 2016. On May 5, 2017, the court granted plaintiffs' motion for class certification. Discovery is underway, and the matter remains pending in the U.S. District Court for the Northern District of California. On May 1, 2018 we filed a motion for summary judgment. Based on the current schedule, we anticipate a trial will take place in October 2018.

On February 9, 2016, we were sued along with one of our service provider partners in the Circuit Court for the City of Virginia Beach, Virginia by the estate of a deceased service provider partner customer alleging wrongful death, among other claims. The suit seeks a total of $7 million in compensatory damages and $350,000 in punitive damages. We filed our answer on March 22, 2016. We reached an agreement with the plaintiff to settle the case which will result in our dismissal from the case. However, the settlement is not final until approved by the Court. If the settlement is not approved by the Court, trial is scheduled to begin on July 10, 2018.

On March 21, 2017, Taraneh Vessal filed a complaint against us and Monitronics International, Inc. in the United States District Court for the Northern District of Illinois, alleging violation of the TCPA and the Illinois Consumer Fraud and Deceptive Business Practices Act, or ICFDBA. We filed a motion to dismiss the complaint on May 12, 2017. Plaintiff filed her First Amended Complaint on June 2, 2017, alleging similar violations of the TCPA and ICFDBA. We filed a motion to dismiss the First Amended Complaint on June 16, 2017. On October 18, 2017, the Court granted our motion to dismiss the claims with respect to violations of the ICFDBA without prejudice, but allowed the claims with respect to the TCPA to proceed. On April 23, 2018, we filed a motion for summary judgment on the remaining TCPA claims. On May 3, 2018, Plaintiff voluntarily dismissed the case with prejudice. The matter is now closed.

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

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review of the patents-in-suit before the PTAB. Proceedings as to one of the patents in suit (United States Patent Number 7,855,635) was instituted, resulting in the cancellation of some, but not all, claims of that patent. That decision is currently before the Court of Appeals for the Federal Circuit. The PTAB has rejected the remaining applications for inter partes review. SecureNet requested rehearing of the rejection as to one of the patents in suit, which request has been rejected by the PTAB. In April 2018, the Court issued an order construing certain patent claim terms. The Court has scheduled commencement of trial in February 2019.

On March 29, 2018, a putative class action lawsuit was filed against us by Nick Fisher in the U.S. District Court for the Northern District of Illinois, alleging violations of the TCPA, and the Telemarketing And Consumer Fraud and Abuse Prevention Act, or TCFAPA. The complaint alleges that Alarm.com and another defendant, Nortek Security & Control LLC, violated the TCPA and TCFAPA through purportedly unauthorized telephone calls to Fisher, and seeks to hold us responsible for the alleged calls, including under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA and TCFAPA, injunctive relief, and other relief, including attorney’s fees. Our response to the complaint is due in June 2018.

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

Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2018 and 2017.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $167.3 million in 2014 to $338.9 million in 2017 and increased from $74.2 million for the three months ended March 31, 2017 to $92.8 million for the three months ended March 31, 2018. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 400 as of December 31, 2014 to 809 as of March 31, 2018. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our current competitors include providers of other technology platforms for the connected property with interactive security, including Honeywell International Inc., Telular Corporation, SecureNet Technologies, LLC, Ring Inc., IPR, Inc. (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), and United Technologies Corporation, which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with managed service providers, such as cable television, telephone and broadband companies like Comcast, AT&T Inc. and Charter Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. which offers the Nest Protect security system as well as a smart thermostat, a smart smoke detector and video cameras. Amazon.com offers a security camera and smart lock integration feature, Amazon Key, and recently acquired Ring, Inc., which offers a connected video doorbell, video cameras, and a security system. Samsung's SmartThings offers a security system and a home automation and awareness hub. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Lowes, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 25% of our hardware and other revenue for the three months ended March 31, 2018. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

On March 8, 2017, we acquired Icontrol's Connect and Piper business units and we have acquired other businesses in the past. For example, we acquired EnergyHub, Inc. in 2013, we acquired the assets of Horizon Analog, Inc. and Secure-i, Inc., respectively, in December 2014, we acquired the assets of HiValley Technology Inc. in March 2015 and we acquired certain assets of ObjectVideo, Inc. in January 2017. We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

•	incurring higher than anticipated capital expenditures and operating expenses;

•	failing to assimilate and integrate the operations and personnel or failing to retain the key personnel of the acquired company or business;

•	Failing to retain customers, service providers and other third-party business partners seeking to terminate or renegotiate their relationships with us;

•	failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our platforms and solutions;

•	disrupting our ongoing business;

•	encountering complexities associated with managing the larger, more complex business;

•	diverting our management’s attention and other company resources;

•	failing to maintain uniform standards, controls and policies;

•	incurring significant accounting charges;

•	impairing relationships with employees, service provider partners or subscribers;

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any such acquisitions, or fail to manage the acquired business or execute our integration and growth strategy in an efficient and effective manner, our business, financial condition, cash flows and results of operations could be harmed. Acquisitions also could impact our financial position and capital requirements, or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

As of March 31, 2018, we had $154.1 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate that our efforts to expand internationally will entail the marketing and advertising of our platforms, solutions and brand. Revenue in countries outside of North America accounted for approximately 2% of our total revenue for the three months ended March 31, 2018 and less than 2% of our total revenue for the three months ended March 31, 2017. We also do not have substantial experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions.

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The outstanding balance of the 2017 Facility was $70.0 million as of March 31, 2018.

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

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on such actions. Any such action could result in significant costs and diversion of our resources and management's attention, and we cannot assure you that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $49.49 through March 31, 2018. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

Our actual operating results may differ significantly from any guidance provided.

Our guidance, including forward-looking statements, is prepared by management and is qualified by, and subject to, a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies. Many of these uncertainties and contingencies are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance relating to the anticipated results of operations of an acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures and operations of the acquired business. Accordingly, any guidance with respect to our projected financial performance, in particular with respect to our projected post-Acquisition financial performance, is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

Actual operating results may be different from our guidance, and such differences may be adverse and material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. In addition, the market price of our common stock may reflect various market assumptions as to the accuracy of our guidance. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

As of March 31, 2018, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1(3)†	Alarm.com Holdings, Inc. 2018 Executive Bonus Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

(3) Previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on February 26, 2018, and incorporated herein by reference.

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

† Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alarm.com Holdings, Inc.

Date:	May 3, 2018	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)