Form 10-Q
period 2018-09-30
Alarm.com Holdings, Inc.
filed 2018-11-07
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were 48,003,133 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
SaaS and license revenue	$74,292	$61,924	$213,248	$171,078
Hardware and other revenue	37,556	28,038	95,844	79,066
Total revenue	111,848	89,962	309,092	250,144
Cost of revenue(1):
Cost of SaaS and license revenue	11,501	9,545	33,334	26,137
Cost of hardware and other revenue	30,491	22,288	73,523	62,166
Total cost of revenue	41,992	31,833	106,857	88,303
Operating expenses:
Sales and marketing	14,128	10,426	39,562	32,639
General and administrative	43,662	12,974	77,943	41,799
Research and development	22,869	19,257	64,767	53,840
Amortization and depreciation	5,891	5,071	16,154	12,781
Total operating expenses	86,550	47,728	198,426	141,059
Operating (loss) / income	(16,694)	10,401	3,809	20,782
Interest expense	(736)	(658)	(2,159)	(1,548)
Other income, net	717	342	1,533	716
(Loss) / income before income taxes	(16,713)	10,085	3,183	19,950
Benefit from income taxes	(9,061)	(5,018)	(10,413)	(8,981)
Net (loss) / income	(7,652)	15,103	13,596	28,931
Income allocated to participating securities	—	(6)	(2)	(14)
Net (loss) / income attributable to common stockholders	$(7,652)	$15,097	$13,594	$28,917

Per share information attributable to common stockholders:
Net (loss) / income per share:
Basic	$(0.16)	$0.32	$0.29	$0.62
Diluted	$(0.16)	$0.31	$0.27	$0.59
Weighted average common shares outstanding:
Basic	47,812,642	46,886,345	47,494,926	46,520,469
Diluted	47,812,642	49,259,701	49,593,918	49,074,279
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$124,243	$96,329
Accounts receivable, net	55,461	40,634
Inventory, net	16,906	14,177
Other current assets	16,864	12,796
Total current assets	213,474	163,936
Property and equipment, net	28,349	23,459
Intangible assets, net	82,868	94,286
Goodwill	63,591	63,591
Deferred tax assets	26,596	18,444
Other assets	12,482	7,925
Total assets	$427,360	$371,641
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$57,994	$29,084
Accrued compensation	11,473	12,127
Deferred revenue	3,539	3,292
Total current liabilities	73,006	44,503
Deferred revenue	8,335	9,386
Long-term debt	68,000	71,000
Other liabilities	13,278	13,925
Total liabilities	162,619	138,814
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 48,003,929 and 47,215,720 shares issued; and 47,999,924 and 47,202,310 shares outstanding as of September 30, 2018 and December 31, 2017, respectively.	480	472
Additional paid-in capital	336,220	321,032
Accumulated deficit	(71,959)	(88,677)
Total stockholders’ equity	264,741	232,827
Total liabilities and stockholders’ equity	$427,360	$371,641

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2018	2017
Net income	$13,596	$28,931
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	108	(360)
Reserve for product returns	210	1,732
Amortization on patents and tooling	701	817
Amortization and depreciation	16,154	12,781
Amortization of debt issuance costs	81	70
Deferred income taxes	(9,108)	(6,360)
Undistributed losses from equity investees	—	120
Stock-based compensation	9,670	5,134
Disposal of property and equipment	285	—
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(15,145)	(1,342)
Inventory	(2,729)	(2,775)
Other assets	(5,072)	(8,122)
Accounts payable, accrued expenses and other current liabilities	28,472	7,975
Deferred revenue	(804)	(493)
Other liabilities	(1,441)	437
Cash flows from operating activities	34,978	38,545
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(154,289)
Additions to property and equipment	(9,317)	(7,652)
Investment in cost and equity method investees	—	(42)
Issuances of notes receivable	—	(5,000)
Receipt of payment on notes receivable	—	4,000
Cash flows used in investing activities	(9,317)	(162,983)
Cash flows from financing activities:
Proceeds from credit facility	—	67,000
Repayments of credit facility	(3,000)	(1,700)
Repurchases of common stock	(1)	(9)
Issuances of common stock from equity based plans	5,254	3,153
Cash flows from financing activities	2,253	68,444
Net increase / (decrease) in cash and cash equivalents	27,914	(55,994)
Cash and cash equivalents at beginning of the period	96,329	140,634
Cash and cash equivalents at end of the period	$124,243	$84,640

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(unaudited)

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for the smart residential and commercial property, including interactive security, video monitoring, intelligent automation and energy management. Millions of property owners depend on our technology to intelligently secure, monitor and manage their residential and commercial properties. Our solutions are delivered through an established network of over 7,000 trusted service provider partners, who are experts at selling, installing and supporting our solutions. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31.

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2018.

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

Significant Accounting Policies

Except for as disclosed herein, there have been no other material changes to our significant accounting policies during the three and nine months ended September 30, 2018 from those disclosed in our 2017 Annual Report.

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
September 30, 2018 and 2017

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
September 30, 2018 and 2017

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

Software License Revenue

Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Connect software platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Connect platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service. Our software license revenue during the three and nine months ended September 30, 2018 was $10.5 million and $30.6 million, respectively, as compared to $9.3 million and $20.1 million for the same periods in the prior year.

Hardware and Other Revenue

We generate hardware and other revenue primarily from the sale of video cameras and cellular radio modules that provide access to our cloud-based platforms and, to a lesser extent, the sale of other devices, including image sensors and peripherals. We primarily transfer hardware to our customers upon delivery to the customer, which corresponds with the time at which the customer obtains control of the hardware. As a result, we recognize hardware and other revenue as we satisfy our performance obligations, which occurs when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. There are a few contracts in which we provide shipping and handling services to the customer after control of the hardware transfers to the customer. In these instances, we have elected to account for shipping and handling costs as activities performed to fulfill the promise to transfer hardware to the customer and not as a separate promised service.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the twelve months ended September 30, 2018 and 2017, our reserve against revenue for hardware returns was 2% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. In general, we provide assurance-type warranties related to the intended functionality of the products and services provided. These warranties were not identified as separate performance obligations.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $9.5 million and $10.5 million as of September 30, 2018 and December 31, 2017, respectively, which combines current and long-term balances.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operation centers which are expensed as incurred, as well as royalty costs in connection with technology licensed from third-party providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Connect platform. Our cost of software license revenue during the three and nine months ended September 30, 2018 was $0.4 million and $1.3 million, respectively, as compared to $0.4 million and $0.8 million for the same periods in the prior year. Our cost of hardware and other revenue primarily includes cost of raw materials and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices. Our cost of hardware and other revenue also includes royalty costs in connection with technology licensed from third-party providers.

We record the cost of SaaS and license revenue as expenses are incurred, which corresponds to the delivery period of our services to our subscribers. We record the cost of hardware and other revenue when the hardware and other services are delivered to the service provider partner, which occurs when control of the hardware and other services transfers to the service provider partner. Our cost of revenue excludes amortization and depreciation.

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

The changes in our contract assets are as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Beginning of period balance	$2,879	$—
Commission costs capitalized in period	489	4,344
Amortization of capitalized commission costs	(490)	(1,466)
End of period balance	$2,878	$2,878

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning of period balance	$11,971	$12,701	$12,678	$12,625
Revenue deferred in period	1,225	1,971	2,706	4,286
Revenue recognized from amounts included in contract liabilities	(1,322)	(1,970)	(3,510)	(4,209)
End of period balance	$11,874	$12,702	$11,874	$12,702

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

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

The current portion of capitalized commission costs is included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs is reflected in other assets within our condensed consolidated balance sheets. We amortized capitalized commission costs of $0.5 million and $1.5 million during the three and nine months ended September 30, 2018, respectively. There were no amortized commission costs during the three and nine months ended September 30, 2017.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our capitalized commission costs or any other contract assets during the three and nine months ended September 30, 2018 and 2017.

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

On January 1, 2018, we adopted Topic 606 by applying the modified retrospective transition method to all of our contracts. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. The adoption of Topic 606 did not have a material impact on our revenue recognition policies, however, as a result of adopting the new standard, we changed our treatment of commissions paid to employees, which we previously

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

expensed as incurred. Under the new standard, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract and amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. Based on the results of our evaluation, the adoption of Topic 606 did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2018. Additionally, the cumulative effect to the opening balance sheet on January 1, 2018 from the adoption of Topic 606 was not material.

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

We plan to use the package of practical expedients for the adoption of Topic 842, which will allow us not to reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any existing leases qualify for capitalization under Topic 842. Additionally, we plan to use the hindsight practical expedient when determining the lease term and assessing impairment of right-of-use assets. While we are still evaluating the impact the update will have on our consolidated financial statements, we expect the adoption of Topic 842 will

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

result in the recognition of right-of-use assets and lease liabilities within the consolidated balance sheets, which may be material. However, we do not expect the adoption of Topic 842 to have a material impact on our consolidated statements of operations.

On August 28, 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which provides guidance designed to improve the effectiveness of fair value measurement disclosures in notes to the financial statements. The update removes several existing disclosure requirements, including, but not limited to: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The update also adds additional disclosure requirements for public companies, including but not limited to: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The update also modifies and clarifies several existing disclosure requirements. The amendment in this update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The additional disclosure requirements and one of the modifications to an existing disclosure requirement should be applied prospectively while all other disclosure changes should be applied retrospectively to all periods presented upon the effective date. Early adoption is permitted. We are currently assessing the impact this pronouncement may have on our fair value measurement disclosures; however, this pronouncement is not expected to have a material impact on our consolidated financial statements.

Note 3. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable	$58,913	$44,554
Allowance for doubtful accounts	(1,502)	(1,449)
Allowance for product returns	(1,950)	(2,471)
Accounts receivable, net	$55,461	$40,634

For the three and nine months ended September 30, 2018, we recorded a provision for doubtful accounts of less than $0.1 million and $0.1 million, respectively. For each of the three and nine months ended September 30, 2017, we recorded a reduction to the provision for doubtful accounts of $0.4 million.

For the three and nine months ended September 30, 2018, we recorded a reserve for product returns in our hardware and other revenue of less than $0.1 million and $0.2 million, respectively, as compared to $0.6 million and $1.7 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 4. Inventory, Net

The components of inventory, net are as follows (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$5,973	$7,484
Finished goods	10,933	6,693
Total inventory, net	$16,906	$14,177

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
September 30, 2018 and 2017

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
September 30, 2018 and 2017

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
September 30, 2018 and 2017

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
September 30, 2018 and 2017

The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis, as follows (in thousands):

Pro Forma Nine Months Ended September 30, 2017
Revenue	$261,214
Net income	35,380
Net income per diluted share	$0.72

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

Note 6. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2018	$63,591	$—	$63,591
Goodwill acquired	—	—	—
Balance as of September 30, 2018	$63,591	$—	$63,591

There were no impairments of goodwill during the three and nine months ended September 30, 2018 and 2017.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2018	$88,526	$5,532	$228	$94,286
Amortization	(8,446)	(2,895)	(77)	(11,418)
Balance as of September 30, 2018	$80,080	$2,637	$151	$82,868

We recorded $3.8 million and $11.4 million of amortization related to our intangible assets for the three and nine months ended September 30, 2018, respectively, as compared to $3.7 million and $8.7 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and nine months ended September 30, 2018 and 2017.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(23,846)	$80,080	10.2
Developed technology	13,959	(11,322)	2,637	1.8
Trade name	1,084	(933)	151	2.6
Other	234	(234)	—	—
Total intangible assets	$119,203	$(36,335)	$82,868

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(15,400)	$88,526	10.8
Developed technology	13,959	(8,427)	5,532	2.1
Trade name	1,084	(856)	228	3.3
Other	234	(234)	—	—
Total intangible assets	$119,203	$(24,917)	$94,286

Note 7. Other Assets

Patent Licenses

From time to time, we enter into agreements to license patents. The carrying value, net of amortization, was $2.0 million and $2.4 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, $0.4 million and $0.5 million of patent licenses were included in other current assets and $1.6 million and $1.9 million of patent licenses were included in other assets, respectively. We have $4.9 million of historical cost in patent licenses related to such agreements. We are amortizing the patent licenses over the estimated useful lives of the patents, which range from 3 years to 11 years. Amortization expense on patent licenses was $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, as compared to $0.2 million and $0.6 million for the same periods in the prior year, which is included in cost of SaaS and license revenue in our condensed consolidated statements of operations.

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

In May 2018, the loan agreement with our distribution partner was amended to convert the entire $4.0 million note receivable outstanding into a $4.0 million term loan. The term loan matures on July 31, 2022 and requires annual principal repayments of $1.0 million on July 31 of each year, commencing on July 31, 2019. The term loan also requires monthly interest payments, with interest accruing on the outstanding principal balance at a rate per annum equal to 6.0% through June 30, 2018 and a rate per annum equal to the LIBOR rate on the first of any interest period plus 7.0% beginning on July 1, 2018. As of September 30, 2018, $1.0 million and $3.0 million of the note receivable balance was included in other current assets and other assets in our condensed consolidated balance sheets, respectively. As of December 31, 2017, the $4.0 million note receivable balance was included in other current assets.

In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

at a rate of 8.5% per annum and requires monthly interest payments. The $3.0 million loan receivable balance was included in other assets as of September 30, 2018 and December 31, 2017.

For the three and nine months ended September 30, 2018, we recognized $0.2 million and $0.9 million of revenue from the distribution partners associated with these loans, respectively, as compared to $0.2 million and $1.0 million for the same periods in the prior year.

Prepaid Expenses

As of September 30, 2018, $9.4 million of prepaid expenses were included in other current assets, of which $3.8 million related to prepayments for inventory. As of December 31, 2017, $3.8 million of prepaid expenses were included in other current assets.

Note 8. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2018
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$83,022	$—	$—	$83,022
Total	$83,022	$—	$—	$83,022
Liabilities:
Subsidiary unit awards	$—	$—	$389	$389
Total	$—	$—	$389	$389

	Fair Value Measurements on a Recurring Basis as of December 31, 2017
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$65,620	$—	$—	$65,620
Total	$65,620	$—	$—	$65,620
Liabilities:
Subsidiary unit awards	$—	$—	$3,160	$3,160
Total	$—	$—	$3,160	$3,160

The following table summarizes the change in fair value of the Level 3 liabilities for subsidiary unit awards with significant unobservable inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning of period balance	$389	$2,912	$3,160	$2,768
Total losses included in earnings	—	139	31	283
Settlements	—	—	(2,802)	—
End of period balance	$389	$3,051	$389	$3,051

The money market account is included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The liability for the subsidiary unit awards relates to agreements established with employees of our subsidiaries for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We account for these subsidiary awards using fair value and establish liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital,

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

EBITDA and EBITDA margin of the subsidiary units over the periods of the awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue and future collection of financed customer receivables, the unobservable inputs, and we will record any changes in the employee's compensation expense. Some of the awards are subject to the employees' continued employment and therefore recorded on a straight-line basis over the remaining service period. During the nine months ended September 30, 2018, we settled $2.8 million of the liability related to the subsidiary unit awards. The remaining liability balances are included in either accounts payable, accrued expenses and other current liabilities or other liabilities in our condensed consolidated balance sheets (see Note 10).

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2018 and 2017. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and nine months ended September 30, 2018 and 2017.

Note 9. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable	$19,646	$17,008
Accrued expenses	35,007	4,301
Subsidiary unit awards	225	2,802
Other current liabilities	3,116	4,973
Accounts payable, accrued expenses and other current liabilities	$57,994	$29,084

The components of other liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
Deferred rent	$11,550	$12,279
Other liabilities	1,728	1,646
Other liabilities	$13,278	$13,925

Note 10. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During the three and nine months ended September 30, 2018, we repaid $1.0 million and $3.0 million of the outstanding balance of the 2017 Facility, respectively, as compared to repayments of $0.7 million and $1.7 million under our prior facility during the same periods in the prior year.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

ratio. For the three and nine months ended September 30, 2018, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the nine months ended September 30, 2018, the effective interest rate on the credit facilities was 4.05%, as compared to 4.38% for the same period in the prior year.

The carrying value of the 2017 Facility was $68.0 million and $71.0 million as of September 30, 2018 and December 31, 2017, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of September 30, 2018 and December 31, 2017. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of September 30, 2018, we were in compliance with all financial and non-financial covenants and there were no events of default.

Commitments and Contingencies

Repurchase of Subsidiary Units

In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted an award of subsidiary stock to the founder and president. The vesting of the award is based upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined to be June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the first payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash based on the future collection of financed customer receivables from 2018 to 2020 that existed as of the valuation date. During the nine months ended September 30, 2018, we settled $2.8 million of the liability related to the subsidiary unit awards. We recorded a liability of $0.2 million in accounts payable, accrued expenses and other current liabilities and $0.2 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of September 30, 2018. We recorded a liability of $2.8 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.4 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of December 31, 2017.

At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense (see Note 8).

Leases

We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. We recognize rent expense for lease payments on a straight-line basis over the expected lease term and amortize tenant improvement allowances over the term of the lease. In August 2014, we signed a lease for new office space in Tysons, Virginia, where we relocated our headquarters in February 2016. The lease term ends in 2026 and includes a five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. During 2016, we entered into amendments to this lease which provided for 30,662 square feet of additional office space and an additional $1.7 million in tenant improvement allowance. We took possession of the additional space in February 2017 and we were allowed to utilize the tenant improvement allowance for design prior to moving into the space. In October 2018, we entered into another amendment to the lease for our corporate headquarters, which provides for 23,493 square feet of additional office space and an additional $1.1 million in tenant improvement allowance. We took possession of the additional space in November 2018 and have not utilized the tenant improvement allowance. The amended lease term ends in 2026 and includes future minimum lease payments of approximately $0.1 million for the year ending September 30, 2019, $1.8 million for the two-year period ending September 30, 2021, $2.0 million for the two-year period ending September 30, 2023 and $2.9 million beyond September 30, 2023. As of September 30, 2018, $9.7 million of the total $10.8 million tenant improvement allowance was utilized.

For the three and nine months ended September 30, 2018, rent expense was $1.1 million and $4.5 million, respectively, as compared to $1.6 million and $4.5 million for the same periods in the prior year.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

Letters of Credit

As of September 30, 2018 and December 31, 2017, we had no outstanding letters of credit under our 2017 Facility.

Legal Proceedings

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review, or IPR, of the patents-in-suit before the U.S. Patent Trial and Appeal Board, or PTAB. Proceedings as to one of the patents in suit (United States Patent Number 7,855,635) was instituted, resulting in the cancellation of some, but not all, claims of that patent. That decision is currently before the Court of Appeals for the Federal Circuit. The PTAB has rejected the remaining applications for inter partes review. SecureNet requested rehearing of the rejection as to one of the patents in suit, which request has been rejected by the PTAB. In April 2018, the Court issued an order construing certain patent claim terms. On October 30, 2018, SecureNet filed motions for summary judgment and to exclude portions of the opinions submitted by Alarm.com’s experts. The Court has scheduled a hearing on the motions for December 3, 2018. The Court has scheduled commencement of trial in February 2019.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the PTAB of five of the patents in suit.  In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint has appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we have cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The Federal Circuit scheduled oral argument for December 3, 2018 on the appeal relating to three of the remaining patents in suit. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, and Vivint is proceeding with its case on four of the six patents in its complaint. Fact discovery is scheduled to close on or about December 7, 2018, and no trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art.

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

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, or the Court, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com itself violated the TCPA, but instead seeks to hold us responsible for the marketing activities of one of our service providers as well as calls made by one of this service provider’s sub-dealer agents under principles of agency and vicarious liability. On August 30, 2018, we reached an agreement in principle to settle the case for total cash consideration of $28.0 million. On October 25, 2018, we entered into a definitive settlement agreement, or Settlement Agreement, and submitted it to the Court for approval. In entering into the definitive settlement agreement, we are making no admission of liability.

Pursuant to the Settlement Agreement, among other things, (1) we agreed to pay total cash consideration of $28.0 million into a settlement fund, (2) we agreed to implement certain business practice changes to increase awareness of TCPA compliance, (3) each party to the Settlement Agreement agreed to a mutual release of claims relating to any claim or potential claim relating to the marketing activities described in the complaint, and (4) each party covenanted not to sue the other with regard to the released claims. In addition, we have agreed to no longer allow the service provider identified in the litigation as purportedly violating the TCPA to continue activating new accounts for Alarm.com products and services after preliminary Court approval of the Settlement Agreement.

We will be required to make an initial payment of $5.0 million to the settlement administrator within ten business days of preliminary approval by the Court of the Settlement Agreement. The remaining payment will take place ten business days after

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

the effective date of the Settlement Agreement, which is five business days following the later of the following events: (1) the date upon which the time expires for filing a notice of appeal of the Court’s Final Approval Order and Judgment; or (2) if there is an appeal or appeals of the Final Approval Order and Judgment, and the appellate court enters an order either dismissing the appeal(s) or affirming the Final Approval Order and Judgment without material modification, the date upon which the time expires for seeking review of that order. The release of claims includes all alleged damages incurred related to the lawsuit. Any attorneys’ fees awarded by the Court and all costs of notice and claims administration will be paid from the settlement fund.

The Settlement Agreement is subject to approval by the Court. If the Court preliminarily approves the settlement, the Settlement Agreement provides for a period of time during which class members will be notified of the settlement and given an opportunity to file a claim form to receive a settlement payment, opt out of the class, object to the settlement or do nothing. We expect that the Court will schedule a fairness hearing to occur after the notice period, at which time the parties will request final approval of the settlement and at which any objectors to the settlement will be heard. If the Court gives final approval to the settlement, the release will be effective as to all class members who do not validly opt out of the class, regardless of whether they filed a claim form and received a payment.

The $28.0 million settlement is reflected in general and administrative expenses within our condensed consolidated statements of operations for the three and nine months ended September 30, 2018. The unpaid amount of the settlement is reflected as an accrued expense in accounts payable, accrued expenses and other current liabilities within our condensed consolidated balance sheet as of September 30, 2018.

On August 14, 2017, Alarm.com filed a lawsuit against ABS Capital Partners, Inc., ABS Partners V, LLC, ABS Partners VII, LLC, and Ralph Terkowitz in the Delaware Court of Chancery, or the Chancery Court. The complaint sought declaratory and injunctive relief preventing the defendants from using Alarm.com’s confidential information and trade secrets to compete with Alarm.com, and preventing the defendants from executing their planned transaction to invest in two companies (ipDatatel, LLC, or ipDatatel, and Resolution Products, Inc., or Resolution Products). The complaint alleged claims of breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, misappropriation of trade secrets, and misappropriation of confidential information, in connection with the defendants’ planned investment. On September 22, 2017, Alarm.com filed an amended complaint against ABS Capital Partners, Inc., ABS Partners V, LLC, and ABS Partners VII, LLC, alleging claims for misappropriation of trade secrets and misappropriation of confidential information. The amended complaint seeks damages, declaratory relief, and injunctive relief enjoining ABS Capital Partners, Inc., ABS Partners V, LLC, and ABS Partners VII, LLC from using Alarm.com’s trade secrets and confidential information to compete with Alarm.com. On October 6, 2017, the defendants filed a motion to dismiss the lawsuit. On June 15, 2018, the Chancery Court dismissed our complaint. On July 13, 2018, Alarm.com filed a Notice of Appeal with the Delaware Supreme Court. On August 30, 2018, Alarm.com filed its Opening Brief in the Delaware Supreme Court. The defendants filed a response on October 1, 2018, and Alarm.com filed a reply on October 16, 2018.

On August 24, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Southern District of Texas. The complaint seeks injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the ipDatatel products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 7,956,736; 8,478,871; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees, from ipDatatel. The Court has scheduled commencement of trial in August 2019. ipDatatel's motion for dismissal based on alleged patent ineligibility as to each patent in suit was denied without prejudice but ipDatatel renewed the motion. On July 26, 2018, ipDatatel answered the complaint by denying the patent infringement allegations and asserting several affirmative defenses, including invalidity and unenforceability. ipDatatel also asserted antitrust counterclaims based on alleged inequitable conduct in connection with the prosecution of one or more patents-in-suit. In September 2018, ipDataTel filed petitions for inter partes review of four of the patents-in-suit before the PTAB. On October 19, 2018, the Court issued a claim construction which, among other things, determined that certain claim terms of two of the patents-in-suit were indefinite.

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees, from Protect America and SecureNet. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. In September 2017, Alarm.com voluntarily dismissed the amended complaint in the United States District Court of the Eastern District of Virginia and refiled a complaint against Protect America, with substantially the same allegations, in the United States District Court of the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Western District of Texas. The Court has scheduled a claim construction hearing for May 2019, but has not yet scheduled a jury trial.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

On March 29, 2018, a putative class action lawsuit was filed against us by Nick Fisher in the U.S. District Court for the Northern District of Illinois, alleging violations of the TCPA, and the Telemarketing And Consumer Fraud and Abuse Prevention Act, or TCFAPA. The complaint alleges that Alarm.com and another defendant, Nortek Security & Control LLC, violated the TCPA and TCFAPA through purportedly unauthorized telephone calls to Fisher, and seeks to hold us responsible for the alleged calls, including under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA and TCFAPA, injunctive relief, and other relief, including attorneys' fees. We answered the complaint and filed a motion to dismiss the complaint on June 18, 2018. On November 1, 2018, the Court granted our motion to dismiss the complaint without prejudice as to Plaintiff’s claims alleging vicarious liability for violations of the TCPA, and with prejudice as to Plaintiff’s remaining claims.

In addition, we may be a party to litigation and subject to claims incident to the ordinary course of business, and we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business.

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

Note 11. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales and marketing	$301	$181	$855	$359
General and administrative	1,191	584	3,700	1,908
Research and development	1,965	1,141	5,115	2,867
Total stock-based compensation expense	$3,457	$1,906	$9,670	$5,134

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and assumed options	$850	$939	$2,666	$3,005
Restricted stock units	2,585	936	6,900	2,029
Restricted stock awards	—	—	1	19
Employee stock purchase plan	22	31	103	81
Total stock-based compensation expense	$3,457	$1,906	$9,670	$5,134
Tax benefit from stock-based awards	$2,958	$6,059	$6,899	$11,645

We granted an aggregate of 4,000 and 180,500 stock options pursuant to our 2015 Equity Incentive Plan, or 2015 Plan, during the three and nine months ended September 30, 2018, respectively, as compared to an aggregate of 8,050 and 245,600 stock options for the same periods in the prior year. There were 281,709 and 721,573 stock options exercised during the three and nine months ended September 30, 2018, respectively, as compared to 425,376 and 943,797 stock options for the same periods in the prior year. We granted an aggregate of 54,300 and 266,470 restricted stock units during the three and nine months ended September 30, 2018, respectively, as compared to an aggregate of 40,150 and 367,350 restricted stock units for the same periods in the prior year. There were 8,168 and 21,714 restricted stock units that vested during the three and nine months ended September 30, 2018, respectively. No restricted stock units vested during the three and nine months ended September 30, 2017.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

Note 12. Earnings (Loss) Per Share

Basic and Diluted Earnings (Loss) Per Share

The components of basic and diluted earnings (loss) per share, or EPS, are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) / income	$(7,652)	$15,103	$13,596	$28,931
Less: income allocated to participating securities	—	(6)	(2)	(14)
Net (loss) / income attributable to common stockholders (A)	$(7,652)	$15,097	$13,594	$28,917
Weighted average common shares outstanding — basic (B)	47,812,642	46,886,345	47,494,926	46,520,469
Dilutive effect of stock options, RSUs and RSAs	—	2,373,356	2,098,992	2,553,810
Weighted average common shares outstanding — diluted (C)	47,812,642	49,259,701	49,593,918	49,074,279
Net (loss) / income per share:
Basic (A/B)	$(0.16)	$0.32	$0.29	$0.62
Diluted (A/C)	$(0.16)	$0.31	$0.27	$0.59

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	191,169	189,117	191,469	318,917
RSAs	—	192	—	192
RSUs	33,100	—	33,100	39,350
Common stock subject to repurchase	4,005	16,716	4,005	16,716

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

Note 13. Significant Service Providers

During the three and nine months ended September 30, 2018, our 10 largest revenue service provider partners accounted for 57% and 58% of our revenue, respectively, as compared to 60% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three and nine months ended September 30, 2018. One of our service provider partners within the Alarm.com segment individually represented greater than 10% but not more than 15% of our revenue for the three months ended September 30, 2017. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three months ended September 30, 2017. Two of our service provider partners within the Alarm.com segment individually represented greater than 10% but not more than 15% of our revenue for the nine months ended September 30, 2017.

One individual service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of September 30, 2018 and December 31, 2017.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

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

Additionally, on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Specifically, SAB 118 provides a measurement period for companies to evaluate the impacts of the Tax Act on their financial statements. We completed the accounting for the tax effects of the Tax Act during the three months ended September 30, 2018 and decreased our provisional estimate from $8.8 million to $8.7 million.

For the three and nine months ended September 30, 2018, we recorded a benefit for income taxes of $9.1 million and $10.4 million, respectively, resulting in effective income tax rates of 54.2% and (327.1)%, respectively. Our effective income tax rates were (49.8)% and (45.0)% for the three and nine months ended September 30, 2017, respectively. Our effective tax rates were different from the statutory rate primarily due to the tax windfall benefits from employee stock-based payment transactions, research and development tax credits claimed and state taxes, partially offset by the impact of non-deductible meal and entertainment expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of September 30, 2018 and December 31, 2017. Accordingly, we have not recorded a valuation allowance as of September 30, 2018 and December 31, 2017.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a reduction to the unrecognized tax benefit of $0.2 million for research and development tax credits claimed during the nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, we recorded interest for the period on prior year research and development tax credits we claimed. As of September 30, 2018 and December 31, 2017, we had accrued less than $0.1 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Our Alarm.com segment represents our cloud-based platforms for the intelligently connected property and related solutions that contributed approximately 93% and 94% of our revenue for the three and nine months ended September 30, 2018, respectively, as compared to approximately 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

Management evaluates the performance of its segments and allocates resources to them based on operating income (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the table below (in thousands):

	Three Months Ended September 30, 2018
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$70,884	$3,408	$—	$—	$74,292
Hardware and other revenue	34,642	5,978	(1,343)	(1,721)	37,556
Total revenue	105,526	9,386	(1,343)	(1,721)	111,848
Operating income / (loss)	(15,593)	(1,084)	26	(43)	(16,694)

	Three Months Ended September 30, 2017
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$59,774	$2,150	$—	$—	$61,924
Hardware and other revenue	25,513	4,161	(794)	(842)	28,038
Total revenue	85,287	6,311	(794)	(842)	89,962
Operating income / (loss)	12,500	(2,095)	(11)	7	10,401

	Nine Months Ended September 30, 2018
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$204,622	$8,626	$—	$—	$213,248
Hardware and other revenue	88,245	15,143	(3,585)	(3,959)	95,844
Total revenue	292,867	23,769	(3,585)	(3,959)	309,092
Operating income / (loss)	8,335	(4,548)	(211)	233	3,809

	Nine Months Ended September 30, 2017
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$165,764	$5,314	$—	$—	$171,078
Hardware and other revenue	71,373	10,884	(1,939)	(1,252)	79,066
Total revenue	237,137	16,198	(1,939)	(1,252)	250,144
Operating income / (loss)	27,903	(7,302)	(68)	249	20,782

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of September 30, 2018	$469,366	$18,207	$(60,212)	$(1)	$427,360
Assets as of December 31, 2017	405,915	19,144	(53,267)	(151)	371,641

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $10.5 million and $30.6 million for the three and nine months ended September 30, 2018, respectively, as compared to $9.3 million and $20.1 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2018 and 2017.

Depreciation and amortization expense was $5.8 million and $15.9 million for the Alarm.com segment for the three and nine months ended September 30, 2018, respectively, as compared to $5.0 million and $12.6 million for the same periods in the prior year. Depreciation and amortization expense was $0.1 million and $0.2 million for the Other segment for the three and nine months ended September 30, 2018, respectively, as compared to $0.1 million and $0.2 million for the same periods in the prior

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018 and 2017

year. Additions to property and equipment were $3.9 million and $10.1 million for the Alarm.com segment for the three and nine months ended September 30, 2018, respectively, as compared to $2.2 million and $7.2 million for the same periods in the prior year. Additions to property and equipment were less than $0.1 million and $0.1 million for the Other segment for the three and nine months ended September 30, 2018, respectively, as compared to $0.1 million for each of the three and nine months ended September 30, 2017.

We derived substantially all revenue from North America for the three and nine months ended September 30, 2018 and 2017. Substantially all our long-lived assets were in North America as of September 30, 2018 and December 31, 2017.

Note 16. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of September 30, 2018 and December 31, 2017, our investment balance in our installation partner was zero. During the three and nine months ended September 30, 2018, we recorded $0.1 million and $0.3 million of cost of hardware and other revenue in connection with this installation partner, respectively, as compared to $0.1 million and $0.6 million for the same periods in the prior year. As of September 30, 2018 and December 31, 2017, the accounts payable balance to our installation partner was less than $0.1 million. In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrued interest at 8.0%. Interest was payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2018.

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

Overview

Alarm.com is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for smart residential and commercial properties, including interactive security, video monitoring, intelligent automation, energy management and wellness solutions. Millions of property owners depend on our technology to intelligently secure, monitor and manage their residential and commercial properties. In the last year alone, our platforms processed more than 100 billion data points generated by over 80 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

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

Highlights of Third Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our service provider partners have indicated that they typically have three to five-year service contracts with residential or commercial property owners. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 66% and 69% of our revenue during the three and nine months ended September 30, 2018, respectively, as compared to 69% and 68% in the same periods in the prior year.

We also generate software license revenue from monthly fees charged to service providers on a per subscriber basis for access to our Connect platform. The Connect software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our software license revenue is included within our SaaS and license revenue. Software license revenue represented 9% and 10% of our revenue during the three and nine months ended September 30, 2018, respectively, as compared to 10% and 8%, respectively, in the same periods in the prior year.

We also generate revenue from the sale of hardware, including cellular radio modules, video cameras, image sensors, thermostats and other peripherals, that enables our solutions. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 34% and 31% of our revenue during the three and nine months ended September 30, 2018, respectively, as compared to 31% and 32%, respectively, in the same periods in the prior year.

We believe there is significant opportunity to expand our international business, as 2% percent of our total revenue during the nine months ended September 30, 2018 originated from customers located outside of North America. Our products are currently localized and available in 38 countries outside of North America.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•
SaaS and license revenue increased 20% to $74.3 million in the three months ended September 30, 2018 from $61.9 million in the three months ended September 30, 2017. SaaS and license revenue increased 25% to $213.2 million in the nine months ended September 30, 2018 from $171.1 million in the nine months ended September 30, 2017. Included in SaaS and license revenue was software license revenue, which increased to $10.5 million in the three months ended September 30, 2018 from $9.3 million in the three months ended September 30, 2017. Software license revenue increased to $30.6 million in the nine months ended September 30, 2018 from $20.1 million in the nine months ended September 30, 2017.

•
Revenue increased 24% to $111.8 million in the three months ended September 30, 2018 from $90.0 million in the three months ended September 30, 2017. Revenue increased 24% to $309.1 million in the nine months ended September 30, 2018 from $250.1 million in the nine months ended September 30, 2017.

•
Net (loss) / income was $(7.7) million and $15.1 million for the three months ended September 30, 2018 and 2017, respectively. Net income was $13.6 million and $28.9 million for the nine months ended September 30, 2018 and 2017, respectively.

•
Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $25.8 million in the three months ended September 30, 2018 from $19.5 million in the three months ended September 30, 2017. Adjusted EBITDA increased to $72.2 million in the nine months ended September 30, 2018 from $49.5 million in the nine months ended September 30, 2017.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net (loss) / income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and nine months ended September 30, 2018 and 2017.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies and include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
SaaS and license revenue	$74,292	$61,924	$213,248	$171,078
Adjusted EBITDA	25,821	19,478	72,188	49,462

			Twelve Months Ended September 30,
			2018	2017
SaaS and license revenue renewal rate			94%	93%

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

Adjusted EBITDA

Adjusted EBITDA represents our net (loss) / income before interest expense, other income, net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss) / income, the most comparable GAAP measurement, for the three and nine months ended September 30, 2018 and 2017.

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

The adoption of Topic 606 did not have a material impact on our revenue recognition policies, however, as a result of adopting the new standard, we changed our treatment of commissions paid to employees, which we previously expensed as incurred. Under the new standard, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract and amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. Based on the results of our evaluation, the adoption of Topic 606 did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2018. Additionally, the cumulative effect to the opening balance sheet on January 1, 2018 from the adoption of Topic 606 was not material.

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

Hardware and Other Revenue. We generate hardware and other revenue primarily from the sale of video cameras and cellular radio modules that provide access to our cloud-based platforms and, to a lesser extent, the sale of other devices, including image sensors and peripherals. We primarily transfer hardware to our customers upon delivery to the customer, which corresponds with the time at which the customer obtains control of the hardware. As a result, we recognize hardware and other revenue as we satisfy our performance obligations, which occurs when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. There are a few contracts in which we provide shipping and handling services to the customer after control of the hardware transfers to the customer. In these instances, we have elected to account for shipping and handling costs as activities performed to fulfill the promise to transfer hardware to the customer and not as a separate promised service.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns, which was 2% of hardware and other revenue for each of the twelve months ended September 30, 2018 and 2017. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. In general, we provide assurance-type warranties related to the intended functionality of the products and services provided. These warranties were not identified as separate performance obligations.

Hardware and other revenue also includes activation fees charged to service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $9.5 million and $10.5 million as of September 30, 2018 and December 31, 2017, respectively, which combines current and long-term balances.

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

We record the cost of SaaS and license revenue as expenses are incurred, which corresponds to the delivery period of our services to our subscribers. We record the cost of hardware and other revenue when the hardware and other services are delivered to the service provider partner, which occurs when control of the hardware and other services transfers to the service provider partner. Our cost of revenue excludes amortization and depreciation.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 774 employees as of September 30, 2017 to 866 employees as of September 30, 2018, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 240 as of September 30, 2017 to 274 as of September 30, 2018. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis and increase as a percentage of our total revenue to levels consistent with 2016 in the short term. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets. We also intend to increase our marketing investments in the form of marketing programs, trade shows and training to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions.

General and Administrative Expense.  General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, human resources, finance and accounting personnel, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs, including those that are incurred to defend and license our intellectual property, as well as non-personnel costs, such as travel related expenses, rent, subcontracting and professional fees, audit fees, tax services, and insurance expenses. Also included in general and administrative expenses are acquisition-related expenses, which consist primarily of legal, accounting and professional service fees directly related to acquisitions, valuation gains or losses on acquisition-related contingent liabilities.

The number of employees in general and administrative functions increased from 93 as of September 30, 2017 to 96 as of September 30, 2018. Excluding intellectual property litigation and acquisition-related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. We will continue to incur additional costs associated with being a public company including higher legal, corporate insurance and accounting expenses, including the additional costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which has resulted in additional external audit and consulting fees. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. However, we do not expect to continue to incur legal costs at the levels reflected during the three and nine months ended September 30, 2018, as those costs reflect a $28.0 million expense for the agreement reached to settle a putative class action lawsuit. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on this matter.

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

The number of employees in research and development functions increased from 441 as of September 30, 2017 to 496 as of September 30, 2018. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally. We expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our credit facilities. On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. The 2017 Facility is available to us to refinance existing debt and for general corporate and working capital purposes as permitted under the terms of the 2017 Credit Facility. Interest expense is expected to increase in 2018 as compared to 2017, as we utilized our credit facilities for the Acquisition.

Other Income, Net

Other income, net consists of our portion of the income or loss from our minority investments in other businesses accounted for under the equity method and interest income earned on our cash and cash equivalents and our notes receivable.

Provision for Income Taxes

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. This legislation made significant changes in U.S. tax law, including a reduction in the corporate tax rate, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate income tax rate from 35% to 21%.

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rates were different from the statutory rate primarily due to the tax windfall benefits from employee stock-based payment transactions, research and development tax credits claimed and state taxes, partially offset by the impact of non-deductible meal and entertainment expenses. We recognize excess tax windfall benefits on a discrete basis in the quarter in which it occurs, and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price and exercises of stock options under our equity incentive plans each period.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Revenue:
SaaS and license revenue	$74,292	66%	$61,924	69%	$213,248	69%	$171,078	68%
Hardware and other revenue	37,556	34	28,038	31	95,844	31	79,066	32
Total revenue	111,848	100	89,962	100	309,092	100	250,144	100
Cost of revenue(1):
Cost of SaaS and license revenue	11,501	11	9,545	10	33,334	11	26,137	10
Cost of hardware and other revenue	30,491	27	22,288	25	73,523	24	62,166	25
Total cost of revenue	41,992	38	31,833	35	106,857	35	88,303	35
Operating expenses(2):
Sales and marketing	14,128	13	10,426	12	39,562	13	32,639	13
General and administrative	43,662	39	12,974	14	77,943	25	41,799	17
Research and development	22,869	20	19,257	21	64,767	21	53,840	21
Amortization and depreciation	5,891	5	5,071	6	16,154	5	12,781	5
Total operating expenses	86,550	77	47,728	53	198,426	64	141,059	56
Operating (loss) / income	(16,694)	(15)	10,401	12	3,809	1	20,782	9
Interest expense	(736)	(1)	(658)	(1)	(2,159)	—	(1,548)	(1)
Other income, net	717	1	342	—	1,533	—	716	—
(Loss) / income before income taxes	(16,713)	(15)	10,085	11	3,183	1	19,950	8
Benefit from income taxes	(9,061)	(8)	(5,018)	(6)	(10,413)	(3)	(8,981)	(4)
Net (loss) / income	$(7,652)	(7)%	$15,103	17%	$13,596	4%	$28,931	12%
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense data:
Sales and marketing	$301	$181	$855	$359
General and administrative	1,191	584	3,700	1,908
Research and development	1,965	1,141	5,115	2,867
Total stock-based compensation expense	$3,457	$1,906	$9,670	$5,134

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	15%	16%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	81%	79%	77%	79%
Total cost of revenue as a percentage of total revenue	38%	35%	35%	35%

Comparison of the Three and Nine Months Ended September 30, 2018 to September 30, 2017

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented:

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Revenue:
SaaS and license revenue	$74,292	$61,924	20%	$213,248	$171,078	25%
Hardware and other revenue	37,556	28,038	34	95,844	79,066	21
Total revenue	$111,848	$89,962	24%	$309,092	$250,144	24%

The $21.9 million increase in total revenue for the three months ended September 30, 2018 as compared to the same period in the prior year was primarily the result of a $12.4 million, or 20%, increase in our SaaS and license revenue and a $9.5 million, or 34%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue increased $1.2 million to $10.5 million during the three months ended September 30, 2018 as compared to $9.3 million during the same period in the prior year. The increase in our Alarm.com segment SaaS and license revenue for the three months ended September 30, 2018 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2017. To a lesser extent, SaaS and license revenue increased in the period due to an increase in license fees. The increase in hardware and other revenue for the three months ended September 30, 2018 as compared to the same period in the prior year was due to an increase in the volume of video cameras sold. Our Other segment contributed 10% of the increase in SaaS and license revenue for the three months ended September 30, 2018 as compared to the same period in the prior year. The increase in SaaS and license revenue for our Other segment for the three months ended September 30, 2018 was from our remote access management solution and our energy management and demand response solutions. The hardware and other revenue for our Other segment increased by $0.9 million for the three months ended September 30, 2018 as compared to the same period in the prior year, primarily due to the timing of sales related to our remote access management solution.

The $58.9 million increase in total revenue for the nine months ended September 30, 2018 as compared to the same period in the prior year was primarily the result of a $42.1 million, or 25%, increase in our SaaS and license revenue and a $16.8 million, or 21%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue increased $10.5 million to $30.6 million during the nine months ended September 30, 2018 as compared to $20.1 million during the same period in the prior year. The increase in our Alarm.com segment SaaS and license revenue for the nine months ended September 30, 2018 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2017. Additionally, the increase in the software license revenue was due to the timing of the Acquisition. To a lesser extent, SaaS and license revenue increased in the period due to an increase in license fees. The increase in hardware and other revenue for the nine months ended September 30, 2018 as compared to the same period in the prior year was primarily due to an increase in the volume of video cameras sold. Our Other segment contributed 8% of the increase in SaaS and license revenue for the nine months ended September 30, 2018 as compared to the same period in the prior year. The increase in SaaS and license revenue for our Other segment for the nine months ended September 30, 2018 was from our remote access management solution and our energy management and demand response solutions. The hardware and other revenue for our Other segment increased by $1.6 million for the nine months ended September 30, 2018 as compared to the same period in the prior year, primarily due to the timing of sales related to our remote access management solution.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Cost of revenue(1):
Cost of SaaS and license revenue	$11,501	$9,545	20%	$33,334	$26,137	28%
Cost of hardware and other revenue	30,491	22,288	37	73,523	62,166	18
Total cost of revenue	$41,992	$31,833	32%	$106,857	$88,303	21%
% of total revenue	38%	35%		35%	35%
_______________

(1)	Excludes amortization and depreciation.

The $10.2 million increase in cost of revenue for the three months ended September 30, 2018 as compared to the same period in the prior year was the result of a $8.2 million, or 37%, increase in cost of hardware and other revenue and a $2.0 million, or 20%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue remained consistent at $0.4 million during each of the three months ended September 30, 2018 and 2017. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operating centers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for each of the three months ended September 30, 2018 and 2017. Cost of software license revenue as a percentage of software license revenue was 4% for each of the three months ended September 30, 2018 and 2017. Cost of hardware and other revenue as a percentage of hardware and other revenue was 81% for the three months ended September 30, 2018 and 79% for the same period in the prior year. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended September 30, 2018 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

The $18.6 million increase in cost of revenue for the nine months ended September 30, 2018 as compared to the same period in the prior year was the result of a $11.4 million, or 18%, increase in cost of hardware and other revenue and a $7.2 million, or 28%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue increased $0.5 million to $1.3 million during the nine months ended September 30, 2018 as compared to $0.8 million during the same period in the prior year. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operating centers. Additionally, the increase in the cost of software license revenue was due to the timing of the Acquisition. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 16% for the nine months ended September 30, 2018 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 4% for each of the nine months ended September 30, 2018 and 2017. Cost of hardware and other revenue as a percentage of hardware and other revenue was 77% for the nine months ended September 30, 2018 and 79% for the same period in the prior year. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the nine months ended September 30, 2018 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Sales and marketing	$14,128	$10,426	36%	$39,562	$32,639	21%
% of total revenue	13%	12%		13%	13%

The $3.7 million increase in sales and marketing expense for the three months ended September 30, 2018 as compared to the same period in the prior year was primarily due to increases in our marketing programs to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions. Additionally, the increase in sales and marketing expense was due to increases in headcount for our service provider partner support team to support our growth. As a result, our marketing expense for our Alarm.com segment increased $2.5 million for the three months ended September 30, 2018 as compared to the same period in the prior year. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $0.8 million for the three months ended September 30, 2018 and our expenses for external consultants increased by $0.1 million. Sales and marketing expense from our Other segment remained relatively consistent for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Sales and marketing expense as a percentage of total revenue was 13% and 12% for the three months ended September 30, 2018 and 2017, respectively.

The $6.9 million increase in sales and marketing expense for the nine months ended September 30, 2018 as compared to the same period in the prior year was primarily due to increases in our marketing programs to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions. Additionally, the increase in sales and marketing was due to increases in headcount for our service provider partner support team to support our growth. As a result, our marketing expense for our Alarm.com segment increased $4.2 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.7 million for the nine months ended September 30, 2018 and our expenses for external consultants increased by $0.4 million. Sales and marketing expense from our Other segment remained relatively consistent for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The number of employees in sales and marketing functions grew from 240 as of September 30, 2017 to 274 as of September 30, 2018. Sales and marketing expense as a percentage of total revenue was 13% for each of the nine months ended September 30, 2018 and 2017.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

General and administrative	$43,662	$12,974	237%	$77,943	$41,799	86%
% of total revenue	39%	14%		25%	17%

The $30.7 million increase in general and administrative expense for the three months ended September 30, 2018 as compared to the same period in the prior year was primarily due to a $31.4 million increase in legal expenses resulting from a $28.0 million expense for the agreement reached to settle the legal matter alleging violations of the TCPA by one of our service providers as well as this service provider's sub-dealer agents within our Alarm.com segment. General and administrative expenses from our Other segment remained relatively consistent for the three months ended September 30, 2018 as compared to the same period in the prior year.

The $36.1 million increase in general and administrative expense for the nine months ended September 30, 2018 as compared to the same period in the prior year was primarily due to a $38.8 million increase in legal expenses resulting from a $28.0 million expense for the agreement reached to settle the legal matter alleging violations of the TCPA by one of our service providers as well as this service provider's sub-dealer agents within our Alarm.com segment. Additionally, there was a $2.0 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth and from the addition of the Connect and ObjectVideo Labs teams. These increases were partially offset by a $5.0 million decrease in acquisition-related expenses related to the Acquisition. General and administrative expenses from our Other segment increased by $0.6 million for the nine months ended September 30, 2018 as compared to the same period in the prior year, primarily due to a $0.8 million increase in expense for external consultants. The number of employees in general and administrative functions increased from 93 as of September 30, 2017 to 96 as of September 30, 2018.

Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Research and development	$22,869	$19,257	19%	$64,767	$53,840	20%
% of total revenue	20%	21%		21%	21%

The $3.6 million increase in research and development expense for the three months ended September 30, 2018 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $2.8 million for the three months ended September 30, 2018 as compared to the same period in the prior year and our expenses for external consultants increased by $0.6 million. Research and development expense from our Other segment remained relatively consistent for the three months ended September 30, 2018 as compared to the same period in the prior year

The $10.9 million increase in research and development expense for the nine months ended September 30, 2018 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions as a result of the Acquisition and the ObjectVideo Labs acquisition. Our personnel and related costs for our Alarm.com segment increased by $8.5 million in for the nine months ended September 30, 2018 as compared to the same period in the prior year. In addition, expense for external consultants to support our research and development personnel increased by $2.0 million for the nine months ended September 30, 2018. Research and development expense from our Other segment decreased by $0.2 million for the nine months ended September 30, 2018 as compared to the same period in the prior year, primarily due to a $0.6 million decrease in development expense related to the decrease in the development efforts within our Piper business. This decrease was partially offset by a $0.4 million increase in personnel and related expense. The number of employees in research and development functions increased from 441 as of September 30, 2017 to 496 as of September 30, 2018.

Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Amortization and depreciation	$5,891	$5,071	16%	$16,154	$12,781	26%
% of total revenue	5%	6%		5%	5%

Amortization and depreciation increased $0.8 million and $3.4 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year, primarily due to customer relationships, developed technology and trade name intangibles acquired in connection with the Acquisition.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Interest expense	$(736)	$(658)	12%	$(2,159)	$(1,548)	39%
% of total revenue	(1)%	(1)%		—%	(1)%

Interest expense increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. The increase in interest expense for the nine months ended September 30, 2018 as compared to the same periods in the prior year is primarily due to a higher average outstanding balance on our credit facility as a result of the Acquisition.

Other Income, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Other income, net	$717	$342	110%	$1,533	$716	114%
% of total revenue	1%	—%		—%	—%

Other income, net increased $0.4 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. Included in other income, net was interest income earned on our cash balance and interest income earned on notes receivable.

Benefit from Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Benefit from income taxes	$(9,061)	$(5,018)	81%	$(10,413)	$(8,981)	16%
% of total revenue	(8)%	(6)%		(3)%	(4)%

For the three and nine months ended September 30, 2018, we recorded a benefit for income taxes of $9.1 million and $10.4 million, respectively, resulting in effective income tax rates of 54.2% and (327.1)%, respectively. Our effective income tax rates were (49.8)% and (45.0)% for the three and nine months ended September 30, 2017, respectively. The change in the effective tax rates was primarily related to a change in our (loss) / income before income taxes partially offset by a decrease in the tax windfall benefits from the exercise of employee stock options for the three and nine months ended September 30, 2018 as compared to the same periods in the prior year.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based platforms for the intelligently connected property and related solutions that contributed 93% and 94% of our revenue for the three and nine months ended September 30, 2018, respectively, as compared to 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 696 employees as of September 30, 2017 to 789 employees as of September 30, 2018. Our Other segment decreased from 78 employees as of September 30, 2017 to 77 employees as of September 30, 2018. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended September 30,
	2018			2017
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$70,884	$34,642	$82,023	$59,774	$25,513	$43,221
Other	3,408	5,978	4,527	2,150	4,161	4,507
Intersegment Alarm.com	—	(1,343)	—	—	(794)	—
Intersegment Other	—	(1,721)	—	—	(842)	—
Total	$74,292	$37,556	$86,550	$61,924	$28,038	$47,728

	Nine Months Ended September 30,
	2018			2017
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$204,622	$88,245	$184,350	$165,764	$71,373	$127,555
Other	8,626	15,143	14,076	5,314	10,884	13,504
Intersegment Alarm.com	—	(3,585)	—	—	(1,939)	—
Intersegment Other	—	(3,959)	—	—	(1,252)	—
Total	$213,248	$95,844	$198,426	$171,078	$79,066	$141,059

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $10.5 million and $30.6 million for the three and nine months ended September 30, 2018, respectively, as compared to $9.3 million and $20.1 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2018 and 2017.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the first quarter of 2018, we adopted Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)," which did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2018. See Note 2 to our condensed consolidated financial statements for more information. Except as disclosed in Note 2, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 28, 2018.

Recently Issued Accounting Standards

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$124,243	$96,329
Accounts receivable, net	55,461	40,634
Working capital	140,468	119,433

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of September 30, 2018 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of September 30, 2018, we had $124.2 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity financings.

We believe our existing cash and cash equivalents, together with our 2017 Facility, and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final three months of fiscal year 2018, we expect our capital expenditure requirements to be approximately $3.0 million, primarily related to the continued build out of our leased office space to support our increasing headcount, including entry into an amendment to expand the office space leased for our corporate headquarters, as well as purchases of computer software and equipment. On August 30, 2018, we reached an agreement in principle to settle a putative class action lawsuit filed against us and Alarm.com Incorporated in the U.S. District Court for the Northern District of California. The tentative settlement was subject to the negotiation and execution of a definitive settlement agreement and Court approval. On October 25, 2018, we entered into a definitive settlement agreement, or the Settlement Agreement, with the plaintiffs. An initial payment of $5.0 million is required to be made by us to the settlement administrator within ten business days of preliminary approval by the Court of the Settlement Agreement. The remaining payment of $23.0 million shall take place ten business days after the effective date of the Settlement Agreement, which is five business days following the later of the following events: (1) the date upon which the time expires for filing a notice of appeal of the Court’s Final Approval Order and Judgment; or (2) if there is an appeal or appeals of the Final Approval Order and Judgment, and the appellate court enters an order either dismissing the appeal(s) or affirming the Final Approval Order and Judgment without material modification, the date upon which the time expires for seeking review of that order.

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

As of September 30, 2018, $68.0 million was outstanding under the 2017 Facility, no letters of credit were outstanding and $57.0 million remained available for borrowing under the 2017 Facility. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions without approval of the lenders. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. As of September 30, 2018, we were in compliance with all covenants under the 2017 Facility. Our outstanding amounts under the 2017 Facility are due at maturity in October 2022. The 2017 Facility is discussed in more detail below under “Debt Obligations.”

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities	$34,978	$38,545
Cash flows used in investing activities	(9,317)	(162,983)
Cash flows from financing activities	2,253	68,444

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the nine months ended September 30, 2018, cash flows from operating activities were $35.0 million, a decrease of $3.6 million from the same period in the prior year, as the result of a $15.3 million decrease in net income, partially offset by a $7.6 million increase in cash from operating assets and liabilities and a $4.1 million increase in non-cash items.

The $7.6 million increase in cash from operating assets and liabilities was primarily due to the $28.0 million expense recorded during the nine months ended September 30, 2018 for the agreement reached to settle the legal matter alleging violations of the TCPA, which was not paid as of September 30, 2018. This increase in cash from operating assets and liabilities was partially offset by differences in timing of collection of receipts and payments of disbursements as well as a $2.8 million increase in the change in prepaid expenses, primarily comprised of prepayments for inventory, and a $2.8 million settlement of the liability related to the subsidiary unit awards during the nine months ended September 30, 2018. The $4.1 million increase in non-cash items was primarily due to a $4.5 million increase in stock-based compensation resulting from grants of stock options and restricted stock units during the nine months ended September 30, 2018.

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

For the nine months ended September 30, 2018, our cash flows used in investing activities was $9.3 million as compared to $163.0 million for the same period in the prior year. The $153.7 million decrease in cash flows used in investing activities was primarily due to our payment of $154.3 million, net of cash acquired, for our acquisitions in the first quarter of 2017.

Financing Activities

Cash generated by financing activities includes borrowings under credit facilities and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the nine months ended September 30, 2018, cash flows from in financing activities was $2.3 million compared to $68.4 million in cash flows from financing activities during the same period in the prior year. The $66.1 million decrease in cash flows from financing activities was primarily due to the $67.0 million of proceeds borrowed under the credit facilities during the nine months ended September 30, 2017 related to the Acquisition in March 2017.

Contractual Obligations

Other than the amendment to our operating lease described below, which we entered into after September 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 28, 2018.

In October 2018, we entered into another amendment to the lease for our corporate headquarters in Tysons, Virginia, which provides for 23,493 square feet of additional office space. We took possession of the additional space in November 2018. The amended lease term ends in 2026 and includes future minimum lease payments of approximately $0.1 million for the year ending September 30, 2019, $1.8 million for the two-year period ending September 30, 2021, $2.0 million for the two-year period ending September 30, 2023 and $2.9 million beyond September 30, 2023.

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

Debt Obligations

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During the three and nine months ended September 30, 2018, we repaid $1.0 million and $3.0 million of the outstanding balance of the 2017 Facility, respectively, as compared to repayments of $0.7 million and $1.7 million under our prior facility during the same periods in the prior year.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the three and nine months ended September 30, 2018, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the nine months ended September 30, 2018, the effective interest rate on the credit facilities was 4.05%, as compared to 4.38% for the same period in the prior year.

The carrying value of the 2017 Facility was $68.0 million and $71.0 million as of September 30, 2018 and December 31, 2017, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of September 30, 2018 and December 31, 2017. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of September 30, 2018, we were in compliance with all financial and non-financial covenants and there were no events of default. The 2017 Facility also contains customary conditions to borrowings and events of default and contains various negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make certain payments including dividends, make investments or engage in transactions with affiliates without approval of the lenders.

Non-GAAP Measures

We define Adjusted EBITDA as our net (loss) / income before interest expense and other income, net, provision for income taxes, amortization and depreciation, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net (loss) / income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net (loss) / income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net (loss) / income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net (loss) / income	$(7,652)	$15,103	$13,596	$28,931
Adjustments:
Interest expense and other income, net	19	316	626	832
Benefit from income taxes	(9,061)	(5,018)	(10,413)	(8,981)
Amortization and depreciation expense	5,891	5,071	16,154	12,781
Stock-based compensation expense	3,457	1,906	9,670	5,134
Acquisition-related expense	—	221	—	5,842
Litigation expense	33,167	1,879	42,555	4,923
Total adjustments	33,473	4,375	58,592	20,531
Adjusted EBITDA	$25,821	$19,478	$72,188	$49,462

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our 2017 Facility with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of September 30, 2018 and December 31, 2017, an increase or decrease in the interest rate on our 2017 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $0.7 million.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2014, Icontrol filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. SecureNet filed petitions for inter partes review, or IPR, of the patents-in-suit before the U.S. Patent Trial and Appeal Board, or PTAB. Proceedings as to one of the patents in suit (United States Patent Number 7,855,635) was instituted, resulting in the cancellation of some, but not all, claims of that patent. That decision is currently before the Court of Appeals for the Federal Circuit. The PTAB has rejected the remaining applications for inter partes review. SecureNet requested rehearing of the rejection as to one of the patents in suit, which request has been rejected by the PTAB. In April 2018, the Court issued an order construing certain patent claim terms. On October 30, 2018, SecureNet filed motions for summary judgment and to exclude portions of the opinions submitted by

Alarm.com’s experts. The Court has scheduled a hearing on the motions for December 3, 2018. The Court has scheduled commencement of trial in February 2019.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the PTAB of five of the patents in suit.  In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint has appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we have cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The Federal Circuit scheduled oral argument for December 3, 2018 on the appeal relating to three of the remaining patents in suit. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, and Vivint is proceeding with its case on four of the six patents in its complaint. Fact discovery is scheduled to close on or about December 7, 2018, and no trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art.

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

On December 30, 2015, a putative class action lawsuit was filed against us in the U.S. District Court for the Northern District of California, or the Court, alleging violations of the Telephone Consumer Protection Act, or TCPA. The complaint does not allege that Alarm.com itself violated the TCPA, but instead seeks to hold us responsible for the marketing activities of one of our service providers as well as calls made by one of this service provider’s sub-dealer agents under principles of agency and vicarious liability. On August 30, 2018, we reached an agreement in principle to settle the case for total cash consideration of $28.0 million. On October 25, 2018, we entered into a definitive settlement agreement, or Settlement Agreement, and submitted it to the Court for approval. In entering into the definitive settlement agreement, we are making no admission of liability.

Pursuant to the Settlement Agreement, among other things, (1) we agreed to pay total cash consideration of $28.0 million into a settlement fund, (2) we agreed to implement certain business practice changes to increase awareness of TCPA compliance, (3) each party to the Settlement Agreement agreed to a mutual release of claims relating to any claim or potential claim relating to the marketing activities described in the complaint, and (4) each party covenanted not to sue the other with regard to the released claims. In addition, we have agreed to no longer allow the service provider identified in the litigation as purportedly violating the TCPA to continue activating new accounts for Alarm.com products and services after preliminary Court approval of the Settlement Agreement.

We will be required to make an initial payment of $5.0 million to the settlement administrator within ten business days of preliminary approval by the Court of the Settlement Agreement. The remaining payment will take place ten business days after the effective date of the Settlement Agreement, which is five business days following the later of the following events: (1) the date upon which the time expires for filing a notice of appeal of the Court’s Final Approval Order and Judgment; or (2) if there is an appeal or appeals of the Final Approval Order and Judgment, and the appellate court enters an order either dismissing the appeal(s) or affirming the Final Approval Order and Judgment without material modification, the date upon which the time expires for seeking review of that order. The release of claims includes all alleged damages incurred related to the lawsuit. Any attorneys’ fees awarded by the Court and all costs of notice and claims administration will be paid from the settlement fund.

The Settlement Agreement is subject to approval by the Court. If the Court preliminarily approves the settlement, the Settlement Agreement provides for a period of time during which class members will be notified of the settlement and given an opportunity to file a claim form to receive a settlement payment, opt out of the class, object to the settlement or do nothing. We expect that the Court will schedule a fairness hearing to occur after the notice period, at which time the parties will request final approval of the settlement and at which any objectors to the settlement will be heard. If the Court gives final approval to the settlement, the release will be effective as to all class members who do not validly opt out of the class, regardless of whether they filed a claim form and received a payment.

On August 14, 2017, Alarm.com filed a lawsuit against ABS Capital Partners, Inc., ABS Partners V, LLC, ABS Partners VII, LLC, and Ralph Terkowitz in the Delaware Court of Chancery, or the Chancery Court. The complaint sought declaratory and injunctive relief preventing the defendants from using Alarm.com’s confidential information and trade secrets to compete with Alarm.com, and preventing the defendants from executing their planned transaction to invest in two companies (ipDatatel, LLC, or ipDatatel, and Resolution Products, Inc., or Resolution Products). The complaint alleged claims of breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, misappropriation of trade secrets, and misappropriation of confidential information, in connection with the defendants’ planned investment. On September 22, 2017, Alarm.com filed an amended complaint against ABS Capital Partners, Inc., ABS Partners V, LLC, and ABS Partners VII, LLC, alleging claims for misappropriation of trade secrets and misappropriation of confidential information. The amended complaint seeks damages, declaratory relief, and injunctive relief enjoining ABS Capital Partners, Inc., ABS Partners V, LLC, and ABS Partners VII, LLC from using Alarm.com’s trade secrets and confidential information to compete with Alarm.com. On October 6, 2017, the defendants filed a motion to dismiss the lawsuit. On June 15, 2018, the Chancery Court dismissed our complaint. On July 13, 2018, Alarm.com filed a Notice of Appeal with the Delaware Supreme Court. On August 30, 2018, Alarm.com filed its Opening Brief in the Delaware Supreme Court. The defendants filed a response on October 1, 2018, and Alarm.com filed a reply on October 16, 2018.

On August 24, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Southern District of Texas. The complaint seeks injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the ipDatatel products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 7,956,736; 8,478,871; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees, from ipDatatel. The Court has scheduled commencement of trial in August 2019. ipDatatel's motion for dismissal based on alleged patent ineligibility as to each patent in suit was denied without prejudice but ipDatatel renewed the motion. On July 26, 2018, ipDatatel answered the complaint by denying the patent infringement allegations and asserting several affirmative defenses, including invalidity and unenforceability. ipDatatel also asserted antitrust counterclaims based on alleged inequitable conduct in connection with the prosecution of one or more patents-in-suit. In September 2018, ipDataTel filed petitions for inter partes review of four of the patents-in-suit before the PTAB. On October 19, 2018, the Court issued a claim construction which, among other things, determined that certain claim terms of two of the patents-in-suit were indefinite.

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees, from Protect America and SecureNet. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. In September 2017, Alarm.com voluntarily dismissed the amended complaint in the United States District Court of the Eastern District of Virginia and refiled a complaint against Protect America, with substantially the same allegations, in the United States District Court of the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Western District of Texas. The Court has scheduled a claim construction hearing for May 2019, but has not yet scheduled a jury trial.

On March 29, 2018, a putative class action lawsuit was filed against us by Nick Fisher in the U.S. District Court for the Northern District of Illinois, alleging violations of the TCPA, and the Telemarketing And Consumer Fraud and Abuse Prevention Act, or TCFAPA. The complaint alleges that Alarm.com and another defendant, Nortek Security & Control LLC, violated the TCPA and TCFAPA through purportedly unauthorized telephone calls to Fisher, and seeks to hold us responsible for the alleged calls, including under principles of agency and vicarious liability. The complaint seeks monetary damages under the TCPA and TCFAPA, injunctive relief, and other relief, including attorneys' fees. We answered the complaint and filed a motion to dismiss the complaint on June 18, 2018. On November 1, 2018, the Court granted our motion to dismiss the complaint without prejudice as to Plaintiff’s claims alleging vicarious liability for violations of the TCPA, and with prejudice as to Plaintiff’s remaining claims.

In addition, we may be a party to litigation and subject to claims incident to the ordinary course of business, and we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss) / income, the most comparable GAAP measurement, for the three and nine months ended September 30, 2018 and 2017.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $167.3 million in 2014 to $338.9 million in 2017 and increased from $250.1 million for the nine months ended September 30, 2017 to $309.1 million for the nine months ended September 30, 2018. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 400 as of December 31, 2014 to 866 as of September 30, 2018. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. On December 30, 2015, a putative class action lawsuit was filed against us, alleging violations of the Telephone Consumer Protection Act, or TCPA. On October 25, 2018, we entered into a definitive settlement agreement, or the Settlement Agreement, with the plaintiffs to settle the class action lawsuit for $28.0 million and submitted it to the U.S. District Court for the Northern District of California, or the Court, for approval. The settlement is not final until the Settlement Agreement is approved by the Court. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on each of these matters. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business operates in a regulated industry.

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. Our advertising and sales practices and that of our service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. For example, on December 30, 2015, a putative class action lawsuit was filed against us, alleging violations of the TCPA. On October 25, 2018, we entered into a Settlement Agreement with the plaintiffs to settle the case and submitted it to the Court for approval. In connection with the Settlement Agreement, which remains subject to Court approval, we have agreed, among other things, to pay total cash consideration of $28.0 million into a settlement fund, and to implement certain business practice changes to increase awareness of TCPA compliance. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on this matter. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to require our service provider partners to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

Our current competitors include providers of other technology platforms for the connected property with interactive security, including Honeywell International Inc., Resideo Technologies Inc., Telular Corporation, SecureNet Technologies, LLC, Ring Inc., IPR, Inc. (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), and United Technologies Corporation, which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with managed service providers, such as cable television, telephone and broadband companies like Comcast, AT&T Inc. and Charter Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. which offers the Nest Secure security system as well as a smart thermostat, the Nest Protect smart smoke detector and video cameras. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, a security camera and smart lock integration feature, Amazon Key, and recently acquired Ring Inc., which offers a connected video doorbell, video cameras, and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Lowes, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 25% of our hardware and other revenue for the nine months ended September 30, 2018. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

In April 2018, we introduced a solution for certain service provider partners who may be subject to the Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, or HIPAA, which regulates the use and disclosure of Protected Health Information, or PHI. As a result, we are subject to HIPAA when PHI is accessed, created, maintained or transmitted through our solution by these service provider partners. We have implemented additional privacy and security policies and procedures, as well as administrative, physical and technical safeguards to enable our solution to be HIPAA compliant. Additionally, HIPAA compliance has required us to put in place certain agreements with contracting partners and to appoint a Privacy Officer and Security Officer. If our privacy and security policies or other safeguards for PHI are deemed to be in noncompliance by the United States Department of Health and Human Services, or HHS, we may be subject to litigation, regulatory investigations or other liabilities. Further, in the event of a breach of PHI that we hold, we may be subject to governmental fines, individual claims under state privacy laws governing personal health information, remediation expenses and/

or harm to our reputation. Furthermore, if future changes to HIPAA or state privacy laws governing PHI expand the definition of PHI or put more restrictions on our ability to use, process and store PHI, then HIPAA compliance for our solutions as currently constituted may be costly both financially and in terms of administrative resources. Ongoing compliance efforts may take substantial time and require the assistance of external resources, such as attorneys, information technology, and/or other consultants and advisors.

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

As of September 30, 2018, we had $146.5 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate that our efforts to expand internationally will entail the marketing and advertising of our platforms, solutions and brand. Revenue in countries outside of North America accounted for 2% of our total revenue for the nine months ended September 30, 2018 and 1% of our total revenue for the nine months ended September 30, 2017. We also do not have substantial experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The outstanding balance of the 2017 Facility was $68.0 million as of September 30, 2018.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $59.05 through September 30, 2018. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of September 30, 2018, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

Alarm.com Holdings, Inc.

Date:	November 7, 2018	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)