Form 10-K
period 2018-12-31
Alarm.com Holdings, Inc.
filed 2019-03-01
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018 was $1.3 billion, based on a closing price of $40.38 per share of the registrant's common stock as reported on The Nasdaq Global Select Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 20, 2019, there were 48,182,307 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

LARM.CO

ALARM.COM HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "objective," "ongoing," "plan," "predict," "project," "potential," "should," "will," or "would," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this prospectus, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;

•	our ability to develop relationships with service provider partners in order to expand internationally;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our ability to maintain, protect and enhance our intellectual property;

•	costs associated with defending intellectual property infringement and other claims; and

•	other risks detailed below in Item 1A. "Risk Factors."

You should refer to Item 1A. "Risk Factors" section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to "Alarm.com," the "company," "we," "us," "our" and similar references refer to Alarm.com Holdings, Inc. and, where appropriate, our consolidated subsidiaries.

PART I.

ITEM 1. BUSINESS

Overview

Alarm.com is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for smart residential and commercial properties, including interactive security, video monitoring, intelligent automation, energy management and wellness solutions. Millions of property owners depend on our technology to intelligently secure, monitor and manage their residential and commercial properties. In the last year alone, our platforms processed more than 200 billion data points generated by over 90 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Our solutions are delivered through an established network of over 8,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, gateway modules and smart thermostats.

We enter into contracts with our service provider partners that establish pricing for access to our platform solutions and for the sale of hardware. These contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length. Our service provider partners are free to market and sell our products under their own guidelines at prices to the consumer that they establish independently. We believe that the length of the service relationship with residential and commercial property owners, combined with our robust SaaS platforms and over 15 years of operating experience, contribute to a compelling business model.

We have experienced significant growth since our company's inception in 2000. We generated total revenue of $420.5 million, $338.9 million and $261.1 million in 2018, 2017 and 2016, respectively. Our SaaS and license revenue was $291.1 million, $236.3 million and $173.5 million in 2018, 2017 and 2016, respectively, representing a compound annual growth rate of 29.5%. We also generated net income of $21.5 million, $29.3 million and $10.2 million in 2018, 2017 and 2016, respectively, as well as Adjusted EBITDA, a non-GAAP metric, of $93.1 million, $71.6 million and $49.0 million in 2018, 2017 and 2016, respectively. See footnote 4 to the table contained in the section of this Annual Report titled "Selected Financial Data" for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP.

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

Our service provider partners can deploy our interactive security, video monitoring, intelligent automation and energy management solutions as stand-alone offerings or as combined solutions to address the needs of a broad range of customers. Our technology enables subscribers to seamlessly connect to their property through our family of mobile apps, websites, and new engagement platforms like voice control through Amazon Echo and Google Home, wearable devices like the Apple Watch, and TV platforms such as Apple TV and Amazon Fire TV.

Subscriber Solutions

Interactive Security

Interactive security is the entry point for most of our smart home and business subscribers. Our dedicated, two-way cellular connection between the property and our platforms is designed to be tamper resistant and to meet the high reliability standards for life safety services. Our solution integrates monitoring 24 hours a day, seven days a week, with emergency response through trusted and integrated central monitoring stations. Subscribers can use our services to control and monitor their security systems, as well as connected security devices including motion sensors, door locks, garage doors, thermostats and video cameras. The capabilities associated with this solution include:

◦
Alarm Transmission. We transmit alarm signals from monitored properties through our platforms to over 1,000 third-party central monitoring stations staffed 24 hours a day, seven days a week with live operators ready to initiate emergency response.

◦
Always-On Monitoring. Whether the security system is armed or disarmed, sensors continuously monitor activity at the property so subscribers can be made aware of system events in all kinds of situations.

◦
Insights Engine. Our proprietary machine learning algorithms help safeguard connected properties by learning the unique activity patterns at the property and automatically notifying the subscriber of unexpected activity. Facial recognition technology enhances unexpected activity alerts by enabling certain security panels with built-in cameras to proactively monitor for unauthorized sharing or theft of an authorized user's security system codes. By analyzing pictures taken when the security panel is disarmed, the system can associate a specific person with a specific user code. If a different person uses that same code, Alarm.com can send an alert to the home or business owner, providing an added layer of security, awareness and control.

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

◦
Wellness. Our technology can learn daily living patterns of an aging family member through monitoring of activity data from security and specialized sensors and identify anomalies in real-time that may indicate a problem. Alerts can be sent to notify family members or caregivers when there are critical changes in patterns or an emergency is detected.

Video Monitoring

Our high definition video monitoring solution can provide a direct view into the property, capture footage of critical events and provide visual peace of mind. We offer indoor and outdoor camera solutions for residential and commercial properties at varying price points. We also provide a doorbell video camera solution that supports two-way audio with guests at the door.

The capabilities associated with our video monitoring solution include:

◦
Video Analytics: Our video analytics engine provides an intelligent new layer of security and awareness for residential and commercial property owners. Object classification and object tracking technology can distinguish between people, vehicles and animals, determine an object's direction of movement and measure the duration of activity. Our subscribers can selectively control and manage notifications and assign virtual zones and multi-directional "tripwires" so they can monitor their properties for highly specific activity.

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

◦
Continuous High Definition Recording. Onsite recording up to 24 hours a day, seven days a week is enabled through our Stream Video Recorder, or SVR, and can be played back securely, from anywhere, through the web and mobile apps.

◦
Commercial Video Surveillance. Tailored for small and medium sized businesses, our commercial video surveillance offering provides leading commercial-grade network cameras to support a wide range of business needs, enabling multi-camera installations with continuous recording, cloud based storage and mobile access.

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

◦
Precision Comfort. Remote temperature sensors enable a subscriber to manage comfort in a specific area within their property. For example, a homeowner can set a desired temperature for a child's nursery to improve the child’s comfort. Subscribers can easily customize detailed schedules and rules to have the right temperature in the right location at the right time.

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

Commercial Solutions

In addition to our residential solutions, we offer Alarm.com for Business, a security solution for small and medium businesses, ranging from single-site to multi-location enterprises. Alarm.com for Business combines intelligent intrusion detection, video surveillance, access control and energy management into a single solution through Alarm.com's app and online interfaces. Our Smarter Access Control solution, part of the unified Alarm.com for Business platform, helps solve many of the challenges faced by small business owners, with an array of always-on operational tools that can improve management and control. Our solution enhances and simplifies business operations, streamlines security, saves energy and provides insights into customer habits. Additionally, our business insights tools provide actionable intelligence, including open and close trends by location, peak periods of activity and customer traffic and energy savings opportunities. Key benefits of the commercial offering include:

◦	Daily Safeguards. Smarter business security keeps subscribers' properties and business locations secure with automatic arming at a certain time each day or after a certain period of inactivity.

◦
Commercial Grade Video Solutions. Connected commercial cameras communicate with the security system, capturing clips as activity occurs, and clips are uploaded to our cloud-based storage system for secure storage and remote viewing. Subscribers can receive real-time alerts and instantly view footage through the web or mobile apps if the alarm goes off, a door is unlocked, or unexpected activity occurs outside of normal business hours. Business owners can assess the situation and take appropriate action at any time of day and from any location.

◦
Energy Savings. Our smarter thermostat helps subscribers reduce energy costs automatically, even if someone forgets to adjust the temperature when they're closing up at the end of the day, generating a return on investment.

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

◦
Early Problem Identification. Early identification of activity such as unexpected entry after hours, or doors propped open that could cause energy waste or safety concerns, helps business owners quickly respond to problematic situations. Alarm.com provides a time stamped log of which users armed or disarmed the system or entered the property using their keycard.

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

Service Provider Solutions

We also offer a comprehensive suite of enterprise-grade business management solutions for our service provider partners. We are committed to helping our service provider partners grow their businesses, efficiently manage their customer bases and maximize the value of their Alarm.com accounts. We believe these services strengthen our partnerships with service providers as they build their businesses on our platforms. Capabilities associated with these solutions include:

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

•
MobileTech Application and Remote Toolkit. Our installation and troubleshooting mobile app, designed for service provider technicians, facilitates the successful installation, programming and support of equipment while either on-site at subscribers’ properties or while working remotely. Service provider technicians and customer service personnel can access a collection of remote system management tools and panel settings through the Remote Toolkit using the MobileTech application and our service provider portal, including service appointment reminders, device notes, quick links and MobileTech Podcasts. These features help to increase accuracy of installations, decrease time spent on-site and reduce support calls and return visits, which saves subscribers and service providers money while increasing subscriber satisfaction.

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

•
Marketing Portal. We provide a broad suite of marketing and sales tools and resources for our service provider partners, including our MobileSales app, co-brandable landing pages, mobile optimized websites with integrated lead capture, social media, videos, images, collateral, direct mail and event materials.

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

◦
Home Builder Program. Our home builder program includes hardware and service plans designed to facilitate partnerships between home builders and our service provider partners. Home builders can rapidly deploy a full-range of our smart home solutions in new communities and model homes, while minimizing risks and costs by depending on our nationwide network of service provider partners for hardware installation and ongoing support.

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

◦
Trusted Provider. We have established a reputation and brand as a trusted and reliable technology provider. We respect the privacy of our subscribers and do not sell their data. Our reputation is strengthened through our network of over 8,000 service provider partners, who have significant expertise in the delivery of our SaaS platforms and suite of solutions.

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

◦
Broad Device Interoperability. We have an open platform which allows service provider partners to respond to market innovation and consumer demands for connected devices. Device hardware is deeply integrated into our platforms to provide a more cohesive experience than stand-alone products deliver. For example, we launched video analytics in October 2018 to help our service provider partners address growing consumer interest with a differentiated and fully integrated solution. Furthermore, our platforms support various broadly adopted communications protocols used in many automation devices, including Z-Wave, Wi-Fi, cellular and broadband. Our open platforms and interoperability give our service provider partners a wide selection of devices to suit their customers' needs now and in the future.

Competitive Advantages

We believe the benefits we can deliver to our subscribers and our service provider partners create a significant competitive advantage in the connected property market.

◦
Scale of Subscriber Base and Service Provider Coverage. Our platforms currently support millions of residential and commercial subscribers and we have over 8,000 service provider partners who market, sell and support Alarm.com solutions. In 2018, our platforms processed more than 200 billion data points generated by over 90 million connected devices. We believe the combination of the size of our subscriber base, service provider network and the volume of data generated by the integrated devices on our platforms creates a competitive advantage for us.

◦
Security Grade, Cloud-Based Architecture. We built our platforms with a cloud-based, multi-tenant architecture that allows for real-time updates and upgrades. Our platforms were purpose-built from the ground up with life safety standards at the core.

◦
Highly Scalable Data Analytics Engine. We processed more than 200 billion data points in 2018. As consumer preferences shift towards more proactive, intelligence-based features, we believe that our investments in proprietary analytics give us a competitive advantage.

◦
Trusted Brand. We believe that our leading position in our space is an indicator that we have developed a trusted brand with service providers and consumers for innovative and reliable technology and service. Our iOS and Android mobile apps have each been downloaded millions of times and both apps consistently have impressive user ratings.

◦
Commitment to Innovation. We are a pioneer in the intelligently connected property market and we continue to make significant investments in innovative research and development. Our investment has resulted in 193 issued patents as of December 31, 2018 and numerous patent applications pending which we believe can help ensure that our technology remains competitively differentiated and legally protected.

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

◦
Upgrade traditional security customers to our solutions. We believe there is a significant opportunity for our service provider partners to expand adoption of our connected solutions within their customer base. We intend to leverage our status as a trusted provider to drive consumer interest in our offerings and enable our service provider partners to upgrade their legacy security customers to our connected property solutions.

◦
Continue to invest in our platforms. As a pioneer in connected home and business solutions, we have made significant investments in building our platforms over the last 19 years. We intend to continue to invest heavily to add additional innovative offerings and broaden our suite of solutions. As the market for IoT grows and more devices become connected, we are building technology and partnerships to connect these devices to our platforms.

◦
Expand international presence. We are investing in international expansion because we believe there is a significant global market opportunity for our products and services. Today, our products are currently localized and available in approximately 40 countries outside of North America, including Australia, Belgium, Brazil, Chile, Columbia, Iceland, Ireland, Netherlands, New Zealand, Norway, South Africa, Sweden and Turkey. We intend to continue to grow our number of international subscribers by strengthening our presence in existing markets and expanding to additional markets.

◦
Expand into the small and medium business market segment. We believe there is significant opportunity to expand our products and services to small and medium businesses, ranging from single-site to multi-location enterprises. We intend to leverage many of our existing solutions and our newly introduced Alarm.com for Business solution to provide such businesses with visibility into their key operational activities, keep businesses secure, provide facility access to employees and vendors remotely and manage their energy costs.

◦
Channel expansion. Today, many consumers purchase connected devices through a security service provider. Continued growth in the connected property market has invited new participants into the space that can complement our current partner ecosystem. We intend to continue to develop partnerships with heating, ventilation and air conditioning installers, property management companies, utility companies, insurance providers and other services companies to expand avenues into residential and commercial properties.

◦
Pursue selective strategic acquisitions. We may selectively pursue future acquisitions of businesses, technologies, or products that complement our platforms or align with our overall growth strategy. Such acquisitions could expand our team and/or technology portfolio to help us add new features to our platforms, accelerate the pace of our innovation or help us access attractive markets.

Market Opportunity

Our addressable market consists of both residential and commercial properties. Our residential subscribers are typically owners of single-family homes and our commercial subscribers often include retail businesses, restaurants, commercial facilities and professional offices.

We believe there is an opportunity to significantly increase the adoption of our solutions as more residential and commercial property owners look to add monitored security systems. According to research data published by IHS Markit in 2018, approximately 20% of U.S. broadband households had professionally monitored security systems in 2017 and this percentage is expected to grow to approximately 23% by 2022.

We also believe that the major technology trends of mobile access, the IoT, big data and cloud technology will continue to create opportunities to connect people with their properties in new ways. These trends will continue to make connected services and devices more broadly available and affordable for property owners across North America and worldwide. According to a 2017 Parks Associates industry report, 26% of U.S. broadband households owned at least one smart home device in 2017. Parks Associates’ research suggests that sales of smart home devices will continue to grow as nearly 55 million devices are expected to be sold in 2020 alone. We believe that the trends highlight a significant opportunity for market participants, including Alarm.com.

Our Technology

Cloud Services Platform

Our internal engineering teams have designed and developed our core technology. As an industry leader, we believe we have robust cloud service platforms for the intelligently connected property. Our cloud services platforms manage communication with the system at the property, intelligently direct alerts and notifications, learn patterns and identify anomalies and manage video processing and storage. Additionally, our platforms enable device integrations through application program interfaces, or APIs, and offer our service provider partners extensive workflow efficiency services.

Since our inception, we have utilized a multi-tenant SaaS platform architecture to enable rapid innovation in a scalable environment. Our platforms are architected to scale and our technology team has developed proprietary cloud-based applications to support our service provider partners and subscribers. Security and life safety are mission critical components of our service offering; thus, we are committed to high reliability standards. We operate our Alarm.com cloud services platform through two redundant network operations centers located in Phoenix, Arizona and Ashburn, Virginia. Each center is designed to run the entire Alarm.com platform independent of the other.

Cybersecurity

The solutions we provide rely on technology and data, and cybersecurity is a crucial part of our business. We dedicate substantial resources to the protection of our data, systems and infrastructure. We have implemented and continue to maintain a comprehensive information security program consisting of policies, procedures, and technology designed to maintain the privacy, security and integrity of our data, confidential information, systems and networks. Among other things, the program includes controls designed to limit and monitor access to our systems, networks and data, prevent inappropriate or unauthorized access or modification, and monitor for threats or vulnerability.

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

◦
Alarm.com Smart Thermostat. Our Smart Thermostat combines elegant design, sophisticated cloud services and advanced energy management features. It was designed by our Building 36 and device engineering teams to work in concert with other devices in the connected property. It communicates with the Alarm.com communications module via Z-wave and supports both battery power and common wire power installation.

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

Research and Development

We invest substantial resources in research and development to enhance our platforms and applications, support our technology infrastructure, develop new capabilities and conduct quality assurance testing. We expect to invest significantly in continued research and development efforts to expand the capabilities of our technology. Our research and development of new products and services is a multidisciplinary effort across our product management, program management, software engineering, device engineering, quality engineering, configuration management and network operations teams. As of December 31, 2018, we had 500 employees engaged in research and development functions.

Service Provider Network

Our trusted service provider partner network is key in driving the adoption of connected home and commercial solutions. Our solutions are sold, installed, and serviced by a network of independent licensed, professional service provider partners. Our channel network currently consists of over 8,000 active service provider partners, including smaller local providers, larger regional providers and national service providers with thousands of employees. We have also seen growth in other areas of our channel network, including new providers in the intelligent automation, HVAC, property management and insurance markets.

We believe this highly trusted, established network is a core strength that enables an efficient and scalable customer acquisition model, allowing us to focus on technology innovation. We also believe that the combination of our solutions and our service provider partners’ expertise is the most effective way to drive mass market adoption of the intelligently connected property.

The traditional security and home automation market is highly fragmented with approximately 15,000 security dealers nationally. According to the February 2019 Barnes Buchanan Conference Report, the top 5 dealers represented 35% of all industry recurring monthly revenue in 2018. The distribution of revenue among our service provider partners is reflective of the industry overall. Monitronics International, Inc., rebranded and now doing business as Brinks Home Security, represented greater than 10% but not more than 15% of our revenue in 2016 and 2017. ADT LLC represented greater than 15% but not more than 20% of our revenue in 2017 and 2018.

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

Our marketing team is focused on empowering our service provider partners to effectively promote and sell our solutions. We design, develop and provide end-to-end marketing services including tools and content for lifecycle marketing to help our service providers build awareness, create interest, activate subscribers, develop and maintain the ongoing customer relationship, increase customer engagement, and generate upsell and referral opportunities. While we offer tools and services to assist our service providers when they are marketing to potential subscribers, we do not control or influence the marketing activities performed by our service providers, as they are free to select the marketing tools they believe will be the most effective. Our contracts with our service providers require that they comply with all applicable rules and laws when engaging in marketing activities. We also offer comprehensive training opportunities through our Alarm.com Academy, including in-person training courses and an online learning management system.

We believe our sales and marketing approach enables us to expand our breadth of service providers, provide highly customized services and scale quickly. As of December 31, 2018, we had 288 employees engaged in sales and marketing functions.

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

Our Competition

The market in which we participate for connected property solutions is fragmented, highly competitive and constantly evolving. We expect competition to continue from existing competitors as well as potential new market entrants in the interactive security, video monitoring, intelligent automation and energy management markets. Our current competitors include providers of other technology platforms for the connected property with interactive security, including Honeywell International Inc., Resideo Technologies Inc., Telular Corporation (acquired by AMETEK, Inc.), SecureNet Technologies, LLC, Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), and United Technologies Corporation, which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with managed service providers, such as cable television, telephone and broadband companies like Comcast, AT&T Inc. and Charter Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. which offers the Nest Secure security system as well as a smart thermostat, the Nest Protect smart smoke detector and video cameras. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and that may have ongoing development efforts to address the broader connected home market.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, distribution and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging residential and commercial security monitoring, video monitoring and automation, wellness, and energy management companies as well as large technology companies. In addition, there may be new technologies that are introduced that reduce demand for our solutions or make them obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share, or they may acquire third-party technology or solution providers that we partner with and choose not to offer those solutions on our platforms. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and negatively affect our ability to grow our business. We believe the principal competitive factors in the connected property market include the following:

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

As of December 31, 2018, we owned 188 issued United States utility patents, one issued United States design patent, three issued Canadian patents and one issued Australian patent that are scheduled to expire between 2021 and 2037. We continue to file patent applications and as of December 31, 2018, we had 178 pending utility patent applications and 45 provisional patent applications filed in the United States. We also had ten pending patent applications in Canada, nine pending patent applications in Europe, eight pending patent applications in Australia and 20 international patent applications pending under the Patent Cooperation Treaty. The claims for which we have sought patent protection apply to both our platforms and solutions. Our patent and patent applications generally apply to the features and functions of our platforms, and solutions and the applications associated with our platforms. We also have, and may be required to seek, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software.

We also rely on several registered and unregistered trademarks to protect our brand. We have 19 registered trademarks in the United States, including Alarm.com and the Alarm.com logo and design, and six registered trademarks in Canada.

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

Employees

As of December 31, 2018, we had 884 full-time employees. We also engage consultants and temporary employees from time to time. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

Corporate Information

We were founded in 2000 as a business unit within MicroStrategy Incorporated. We were incorporated in 2003 under the name Alarm.com Incorporated as a majority-owned subsidiary of MicroStrategy. MicroStrategy sold all its interests in Alarm.com Incorporated in 2009 and we established Alarm.com Holdings, Inc. in connection with the sale transaction. Our principal executive offices are located at 8281 Greensboro Drive, Suite 100, Tysons, Virginia 22102. Our telephone number is (877) 389-4033. We completed our initial public offering in July 2015 and our common stock is listed on The Nasdaq Global Select Market under the symbol "ALRM."

On January 1, 2017, we acquired certain assets of ObjectVideo, Inc., or ObjectVideo, that constituted a business now called ObjectVideo Labs, LLC, or ObjectVideo Labs, including products, technology portfolio and engineering team. ObjectVideo is a pioneer in the fields of video analytics and computer vision with technology that extracts meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification.

On March 8, 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper business. Connect provides a custom, on-premise interactive security and home automation platform for ADT Pulse® and several other service providers. Piper provides an all-in-one video and home automation hub.

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

Our quarterly operating results, including the levels of our revenue, gross margin, cash flow and deferred revenue, may fluctuate as a result of a variety of factors, including revenue related to the product mix that we sell, the relative sales related to our platforms and solutions and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•	the portion of our revenue attributable to software as a service, or SaaS, and license versus hardware and other sales;

•	our ability to manage the businesses we have acquired, and to integrate and manage any future acquisitions of businesses;

•	fluctuations in demand, including due to seasonality, for our platforms and solutions;

•	changes in pricing by us in response to competitive pricing actions;

•	our ability to increase, retain and incentivize the service provider partners that market, sell, install and support our platforms and solutions;

•	the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;

•	the timing and success of introductions of new solutions, products or upgrades by us or our competitors and the entrance of new competitors;

•	changes in our business and pricing policies or those of our competitors;

•	the ability to accurately forecast revenue as we generally rely upon our service provider partner network to generate new revenue;

•	our ability to control costs, including our operating expenses and the costs of the hardware we purchase;

•	changes in U.S. trade policies, including new or potential tariffs or penalties on imported products;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	issues related to introductions of new or improved products such as shortages of prior generation products or short-term decreased demand for next generation products;

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

•	the ability to effectively manage growth within existing and new markets domestically and abroad;

•	changes in the payment terms for our platforms and solutions;

•	collectibility of receivables due from service provider partners and other third parties;

•	the strength of regional, national and global economies; and

•
the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods and other catastrophic events or man-made problems such as terrorism or global or regional economic, political and social conditions.

Due to the foregoing factors and the other risks discussed in this Annual Report on Form 10-K, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the years ended December 31, 2018, 2017 and 2016.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $167.3 million in 2014 to $420.5 million in 2018. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

Our future operating results depend, to a large extent, on our ability to successfully manage our anticipated expansion and growth. To successfully manage our growth and obligations as a public company, we believe we must effectively, among other things:

•	maintain our relationships with existing service provider partners and add new service provider partners;

•	increase our subscriber base and help our service provider partners maintain and improve their revenue retention rates, while also expanding their cross-sell effectiveness;

•	manage our relationships with our hardware vendors and other key suppliers;

•	add, train and integrate sales and marketing personnel;

•	expand our international operations; and

•	continue to implement and improve our administrative, financial and operational systems, procedures and controls.

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

We increased our number of full-time employees from 400 as of December 31, 2014 to 884 as of December 31, 2018. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome, including an adverse litigation judgment or settlement, could expose us to monetary damages or limit our ability to operate our business, resulting in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. On December 30, 2015, a putative class action lawsuit was filed against us, alleging violations of the Telephone Consumer Protection Act, or TCPA. On October 25, 2018, we entered into a definitive settlement agreement, or the Settlement Agreement, with the plaintiffs to settle the class action lawsuit for $28.0 million. On December 19, 2018, the U.S. District Court for the Northern District of California, or the Court, granted preliminary approval of the Settlement Agreement. The settlement is not final, however, unless and until the Settlement Agreement is approved by the Court following a notice period and a fairness hearing. See the section of this Annual Report titled "Legal Proceedings" for additional information on each of these matters. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any such litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business operates in a regulated industry.

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. Our advertising and sales practices and that of our service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. For example, on December 30, 2015, a putative class action lawsuit was filed against us, alleging violations of the TCPA. On December 19, 2018, the Court granted preliminary approval of a Settlement Agreement we entered into with the plaintiffs to settle the case. In connection with the Settlement Agreement, which remains subject to final Court approval, we have agreed, among other things, to pay total cash consideration of $28.0 million into a settlement fund, and to implement certain business practice changes to increase awareness of TCPA compliance. See the section of this Annual Report titled "Legal Proceedings" for additional information on this matter. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

Our current competitors include providers of other technology platforms for the connected property with interactive security, including Honeywell International Inc., Resideo Technologies Inc., Telular Corporation (acquired by AMETEK, Inc.), SecureNet Technologies, LLC, Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), and United Technologies Corporation, which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with managed service providers, such as cable television, telephone and broadband companies like Comcast, AT&T Inc. and Charter Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. which offers the Nest Secure security system as well as a smart thermostat, the Nest Protect smart smoke detector and video cameras. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

Our solutions operate with a hosted architecture and we update our solutions regularly while our solutions are operating. If our solutions and/or upgrades fail to operate properly, our solutions could stop functioning for a period of time, which could put our users at risk. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our network operations centers and data back-up systems. Although our network operations centers have back-up computer and power systems, if there is a catastrophic event, natural disaster, terrorist attack, security breach or other extraordinary event, we may be unable to provide our subscribers with uninterrupted monitoring service or may be unable to adequately protect confidential information and data from unauthorized access or loss. Furthermore, because data back-up systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, human error, computer viruses, computer hacking, data corruption and a range of other hardware, software and network problems), we cannot guarantee that we will not experience data back-up failures in the future. A significant or large-scale, security breach, malfunction or interruption of our network operations centers or data back-up systems could adversely affect our ability to keep our operations running efficiently or could result in unauthorized access to or loss of data. If such an event results in unauthorized access to or loss of service provider partner, subscriber, employee or other personally identifiable data subject to data privacy and security laws and regulations, then it could result in substantial fines by U.S. federal and state authorities, foreign data privacy authorities in the European Union, or the EU, Canada, and other countries, and/or private claims by companies or individuals. If a malfunction or security breach results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

We sell security and life safety solutions and if our solutions fail for any reason, we could be subject to liability and our business could suffer.

We sell security and life safety solutions, which are designed to secure the safety of our subscribers and their residences or commercial properties. If these solutions fail for any reason, including due to defects in our software, a carrier outage, a failure of our network operations centers, a failure on the part of one of our service provider partners or user error, we could be subject to liability for such failures and our business could suffer.

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

The legal, regulatory and contractual environment surrounding information security, privacy and credit card fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. Further, as the regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business will intensify. A significant actual or potential theft, loss, fraudulent use or misuse of service provider partner, subscriber, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in loss of confidential information, damage to our reputation, early termination of our service provider partner contracts, litigation, regulatory investigations or actions and other liabilities or actions against us, including significant fines by U.S. federal and state authorities, foreign data privacy authorities in the EU, Canada, and other countries and private claims by companies and individuals for violation of data privacy and security regulations. Moreover, to the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in consumer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. If any one of these risks materializes our business, financial condition, cash flows or results of operations could be materially and adversely affected.

If our security measures are breached, including any breaches caused by cyber-attacks, our reputation may be damaged, we may be exposed to significant liabilities under U.S. and foreign laws, and our business and results of operations may be adversely affected.

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches.

Security breaches of, or sustained attacks against, our networks and infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations or unauthorized access to or loss of our data. If such an event results in unauthorized access to or loss of any data subject to data privacy and security laws and regulations, then we could be subject to substantial fines by U.S. federal and state authorities, foreign data privacy authorities in the EU, Canada, and other countries, and private claims by companies or individuals. A system disruption, shutdown, or loss of data may result in adverse publicity and therefore adversely affect the market's perception of the security and reliability of our services. A cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees and the costs of any additional fraud detection activities required by law, a court or a third-party. Additionally, some of our customer contracts require us to indemnify customers from damages they may incur as a result of a breach of our networks and systems. There can be no assurance that the limitation of liability provisions in our contracts for a security breach would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim. While we maintain general liability insurance coverage and coverage for technology errors or omissions, we cannot assure you that such coverage will be available in sufficient amounts to cover one or more large claims related to a breach, will continue to be available on acceptable terms or at all. If any one of these risks materializes our business, financial condition, cash flows or results of operations could be materially and adversely affected.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 8,000 service provider partners to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2018, 2017 and 2016, our 10 largest revenue service provider partners accounted for 57%, 60% and 60% of our revenue. Monitronics International, Inc., rebranded and now doing business as Brinks Home Security, represented greater than 10% but not more than 15% of our revenue in 2016 and 2017. ADT LLC represented greater than 15% but not more than 20% of our revenue in 2017 and 2018.

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

Substantially all of the revenues associated with the non-hosted software platform, or Software platform, are from a single customer and the loss of this customer could harm our operating results.

In March 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper business, which we refer to in this report as the Acquisition. Historically, ADT LLC, or ADT, has accounted for substantially all of the revenue of the Connect business unit. While we amended our master service agreement with ADT to cover services provided with respect to the Software platform, we cannot assure you that we will be able to meet the conditions set forth in the amended agreement or that ADT will use the Software platform for its new customers or keep its existing customers on the Software platform. In addition, even if ADT continues to use the Software platform, we cannot assure you that the revenue from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenue from ADT with revenues from new customers or other existing customers. Because the Software platform relies on ADT for substantially all of its revenue, any negative developments in ADT’s business, or any decrease in revenue from or loss of ADT as a customer could harm our business, financial condition, cash flows and results of operations.

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

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in connected properties, such as a video doorbell or thermostat that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected — each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their connected property control solution over time with minimal upfront costs, despite some of the disadvantages of this approach, may reduce demand for our connected property solutions. If so, our service provider partners may switch and offer the point products and services of competing companies, which would adversely affect our sales and profitability. If a significant number of consumers in our target market choose to adopt point products rather than our connected property solutions, then our business, financial condition, cash flows and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

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

We generally bill our service provider partners based on the number of subscribers they have on our platforms and the features being utilized by subscribers on a monthly basis in advance. Subscribers could elect to terminate our services in any given month. If our efforts and our service provider partners’ efforts to satisfy our existing subscribers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. We track our SaaS and license revenue renewal rate on an annualized basis, as reflected in the section of this Annual Report titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Business Metrics — SaaS and License Revenue Renewal Rate." However, our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. As a result, we may not be able to accurately predict future trends in renewals and the resulting churn. Subscribers may choose not to renew their contracts for many reasons, including the belief that our service is not required for their needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our subscribers may not renew for reasons entirely out of our control, such as moving a residence or the dissolution of their business, which is particularly common for small to mid-sized businesses. A significant increase in our churn would have an adverse effect on our business, financial condition, cash flows or results of operations.

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

We benefit from integration of our solutions with third-party platform providers. If these developers choose not to partner with us, or are acquired by our competitors, our business and results of operations may be harmed.

Our solutions are incorporated into the hardware of our third-party platform providers. For example, our hardware platform partners produce control devices that deliver our platform services to subscribers. It may be necessary in the future to renegotiate agreements relating to various aspects of these solutions or other third-party solutions. The inability to easily integrate with, or any defects in, any third-party solutions could result in increased costs, or in delays in new product releases or updates to our existing solutions until such issues have been resolved, which could have a material adverse effect on our business, financial condition, cash flows, results of operations and future prospects and could damage our reputation. In addition, if these third-party solution providers choose not to partner with us, choose to integrate their solutions with our competitors’ platforms, or are unable or unwilling to update their solutions, our business, financial condition, cash flows and results of operations could be harmed. Further, if third-party solution providers that we partner with or that we would benefit from partnering with are acquired by our competitors, they may choose not to offer their solutions on our platforms, which could adversely affect our business, financial condition, cash flows and results of operations.

We rely on wireless carriers to provide access to wireless networks through which we provide our wireless alarm, notification and intelligent automation services, and any interruption of such access would impair our business.

We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks, or may discontinue or sunset older wireless networks as new technology evolves. Any suspension or other interruption of services would adversely affect our ability to provide our services to our service provider partners and subscribers and may adversely affect our reputation. In addition, the inability to provide uninterrupted services, maintain our existing contracts with our wireless carriers or enter into new contracts with such wireless carriers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our industry is characterized by rapid technological innovation. Our platforms and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology, cellular networks or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 25% of our hardware and other revenue for the year ended December 31, 2018. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The market for solutions that bring objects and systems not typically connected to the Internet, such as home automation, security monitoring, video monitoring, energy management and wellness solutions, into an Internet-like structure is in an early stage of development, and it is uncertain how rapidly or how consistently this market will develop and the degree to which our platforms and solutions will be accepted into the markets in which we operate. Some consumers may be reluctant or unwilling to use our platforms and solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs, concerns about data privacy and lack of awareness of the benefits of our platforms and solutions. Our ability to expand the sales of our platforms and solutions into new markets depends on several factors, including the awareness of our platforms and solutions, the timely completion, introduction and market acceptance of our platforms and solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with service providers, the effectiveness of our marketing programs, the costs of our platforms and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our platforms and solutions into new markets, or if consumers do not perceive or value the benefits of our platforms and solutions, the market for our platforms and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. On March 8, 2017, we acquired Icontrol's Connect and Piper business units and we have acquired other businesses in the past. For example, we acquired EnergyHub, Inc. in 2013, we acquired the assets of Horizon Analog, Inc. and Secure-i, Inc., in December 2014, we acquired the assets of HiValley Technology Inc. in March 2015 and we acquired certain assets of ObjectVideo, Inc. in January 2017. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

•	incurring higher than anticipated capital expenditures and operating expenses;

•	failing to assimilate and integrate the operations and personnel or failing to retain the key personnel of the acquired company or business;

•	failing to retain customers, service providers and other third-party business partners seeking to terminate or renegotiate their relationships with us;

•	failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our platforms and solutions;

•	disrupting our ongoing business;

•	encountering complexities associated with managing a larger, more complex and growing business;

•	diverting our management’s attention and other company resources;

•	failing to maintain uniform standards, controls and policies;

•	incurring significant accounting charges;

•	impairing relationships with employees, service provider partners or subscribers;

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

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which is scheduled to take effect on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and it will have significant impacts on businesses’ handling of personal information and existing privacy policies and procedures. The CCPA, as well as data privacy laws that have been proposed in other states, may limit our ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. In addition, the CCPA may subject us to regulatory fines by the State of California, individual claims, and increased commercial liabilities.

The United States and the European Union, or EU, have a cooperative program for transferring personal data, referred to as the Privacy Shield, that went into effect on August 1, 2016. We have self-certified our compliance with the Privacy Shield framework since September 2016, and we use Model Contracts to transfer personal data from the EU to the United States in compliance with the European Commission’s Directive on Data Protection. However, the validity of these data transfer mechanisms is continually being challenged in EU courts and by the EU Parliament. Further uncertainty may result if the United Kingdom, or UK, and the EU are unable to finalize an agreement on a transition period during which EU law would continue to apply to the UK beyond the UK’s potential withdrawal from the EU on March 29, 2019. As a result of these ongoing challenges, there will continue to be significant regulatory uncertainty surrounding the validity of data transfers from the EU and the UK to the United States.

The EU issued a new General Data Protection Regulation, or GDPR, that went into effect on May 25, 2018. Prior to May 25, 2018, we updated existing privacy and data security measures to comply with GDPR. As guidance on compliance with GDPR from the EU data protection authorities evolves over time, our privacy or data security measures may be deemed or perceived to be in noncompliance with current or future laws and regulations, which may subject us to litigation, regulatory investigations or other liabilities. Further, in the event of a breach of personal information that we hold, we may be subject to governmental fines, individual claims, remediation expenses and/or harm to our reputation. Moreover, if future laws and regulations limit our ability to use and share this data or our ability to store, process and share data over the Internet, demand for our platforms and solutions could decrease, our costs could increase, and our business, financial condition, cash flows and results of operations could be harmed.

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

As of December 31, 2018, we had $142.7 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We face many risks associated with our international business operations and our plans to expand internationally, which could harm our business, financial condition, cash flows and results of operations.

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 2%, 1% and less than 1% of our total revenue for the years ended December 31, 2018, 2017 and 2016. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

In addition, conducting expanded international operations subjects us to additional risks that we do not generally face in our North American markets. These risks include:

•	localization of our solutions, including the addition of foreign languages and adaptation to new local practices, as well as certification and other regulatory requirements;

•	lack of experience in other geographic markets;

•	strong local competitors;

•
the cost and burden of complying with, lack of familiarity with, and unexpected changes in, foreign legal and regulatory requirements, including the development of policies and procedures for different countries when requirements under privacy regulations in such countries may conflict or be inconsistent with one another;

•	difficulties in managing and staffing international operations;

•	increased costs due to new or potential tariffs, penalties, trade restrictions and other trade barriers;

•	fluctuations in currency exchange rates or restrictions on foreign currency;

•	potentially adverse tax consequences, including the complexities of transfer pricing, value added or other tax systems, double taxation and restrictions and/or taxes on the repatriation of earnings;

•	dependence on third parties, including commercial partners with whom we do not have extensive experience;

•	increased financial accounting and reporting burdens and complexities;

•	political, social, and economic instability, terrorist attacks, and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

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

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The outstanding balance of the 2017 Facility was $67.0 million as of December 31, 2018. On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

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

The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.

Our 2017 Facility permits interest on the outstanding principal balance to be calculated based on LIBOR, plus an applicable margin based on our consolidated leverage ratio. On July 27, 2017, the U.K. Financial Conduct Authority, or the FCA, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies are highly complex and involve many assumptions, estimates and judgments. A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. GAAP rules are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, we adopted Accounting Standards Update No. 2016-02, "Leases (Topic 842)" or Topic 842, effective January 1, 2019, which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. Refer to Note 2, "Recent Accounting Pronouncements," in the Notes to the Consolidated Financial Statements for additional information about the impact of this accounting standard and other new accounting pronouncements. Implementation of new accounting standards could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Our accounting is becoming more complex, and relies upon estimates or judgments relating to our critical accounting policies. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex. For example, as a result of our acquisition of the Connect business unit of Icontrol, we now recognize revenue relating to the delivery of software relating to the Software platform under different revenue recognition standards than those that apply to delivery of our services under the Alarm.com platforms. Ongoing evolution of our business, and any future acquisitions, may compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, business combinations, and income taxes.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $60.20 through December 31, 2018. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this "Risk Factors" section:

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

Our independent registered public accounting firm is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to report on the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

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

As of December 31, 2018, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your common stock in an acquisition.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Notwithstanding the foregoing, this choice of forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Facilities

Our principal offices, located in Tysons, Virginia, occupy 160,406 square feet of commercial space under a lease that we entered into in August 2014 and expires in 2026. We have amended our lease to expand our square footage as we continue to grow. Our Alarm.com segment uses this facility for sales and marketing, research and development, customer service and administrative purposes.

Our Alarm.com segment also has offices in Bloomington, Minnesota; Boston Massachusetts; Centennial, Colorado; Fort Lauderdale, Florida; Lawrence, Kansas; Provo, Utah; Redwood City, California; and Amsterdam, Netherlands, and owns demonstration homes in Falls Church, Virginia and Boca Raton, Florida. We and our subsidiaries use these properties for sales and training, research and development, technical support and administrative purposes.

Our Other segment has offices in Brooklyn, New York; Nags Head, North Carolina; Needham, Massachusetts; Portland, Oregon; and Ottawa, Canada. Our subsidiaries use these properties for sales and training, research and development, technical support and administrative purposes.

ITEM 3. LEGAL PROCEEDINGS

In September 2014, Icontrol Networks, Inc., or Icontrol, filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet Technologies, LLC, or SecureNet, infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. In March 2017, Alarm.com acquired certain assets and intellectual property from Icontrol, including the patents in suit and the ongoing patent infringement lawsuit. The Court conducted a jury trial in February 2019, which resulted in a finding that upheld the validity of the patent claims in one of the patents at issue, but that SecureNet did not infringe certain claims of the three Icontrol patents in suit. Any appeal of the verdict will be due 30 days after the Court enters a final judgment.

On August 24, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Southern District of Texas. The complaint seeks injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the ipDatatel products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 7,956,736; 8,478,871; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees, from ipDatatel. The Court has scheduled commencement of trial in August 2019. ipDatatel's motion for dismissal based on alleged patent ineligibility as to each patent in suit was denied without prejudice but ipDatatel renewed the motion. On July 26, 2018, ipDatatel answered the complaint by denying the patent infringement allegations and asserting several affirmative defenses, including invalidity and unenforceability. ipDatatel also asserted antitrust counterclaims based on alleged inequitable conduct in connection with the prosecution of one or more patents-in-suit. In September 2018, ipDataTel filed petitions for inter partes review of four of the patents-in-suit before the U.S. Patent Trial and Appeal Board, or PTAB. On October 19, 2018, the Court issued a claim construction which, among other things, determined that certain claim terms of two of the patents-in-suit were indefinite. Fact discovery is ongoing and opening expert reports are due in March 2019.

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

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the PTAB of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. On December 7, 2018, the U.S. District Court, District of Utah ordered that (i) litigation regarding the nine claims (from two patents) rejected by the PTO during the reexaminations be stayed until May 15, 2019 and (ii) a hearing on the parties’ cross motions for claim construction and Alarm.com’s motions for partial summary judgment as to invalidity and infringement be set for April 3, 2019. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects.

Should Vivint prevail in proving Alarm.com infringes one or more of its patent claims, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could continue to be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

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

On December 19, 2018, the Court granted plaintiffs’ motion for preliminary approval of the Settlement Agreement and certified the class for settlement purposes. The Preliminary Approval Order provides that the administrator must commence the notice process no later than February 18, 2019. Class members will have sixty days from the commencement of notice to file claims, opt out of the settlement or object to the settlement. The Final Approval Hearing is currently scheduled for August 13, 2019.

We made an initial payment of $5.0 million to the settlement administrator on January 2, 2019, and the remaining payment will take place ten business days after the effective date of the Settlement Agreement, which is five business days following the later of the following events: (1) the date upon which the time expires for filing a notice of appeal of the Court’s Final Approval Order and Judgment; or (2) if there is an appeal or appeals of the Final Approval Order and Judgment, and the appellate court enters an order either dismissing the appeal(s) or affirming the Final Approval Order and Judgment without material modification, the date upon which the time expires for seeking review of that order. The release of claims includes all alleged damages incurred related to the lawsuit. Any attorneys’ fees awarded by the Court and all costs of notice and claims administration will be paid from the settlement fund.

On August 14, 2017, Alarm.com filed a lawsuit against ABS Capital Partners, Inc., ABS Partners V, LLC, ABS Partners VII, LLC, and Ralph Terkowitz in the Delaware Court of Chancery, or the Chancery Court. On September 22, 2017, Alarm.com filed an amended complaint against ABS Capital Partners, Inc., ABS Partners V, LLC, and ABS Partners VII, LLC, alleging claims of misappropriation of trade secrets and misappropriation of confidential information. The amended complaint seeks damages, declaratory relief, and injunctive relief enjoining the defendants from using Alarm.com’s trade secrets and confidential information to compete with Alarm.com. On October 6, 2017, the defendants filed a motion to dismiss the lawsuit. On June 15, 2018, the Chancery Court dismissed our complaint. On July 13, 2018, Alarm.com filed a Notice of Appeal with the Delaware Supreme Court. On August 30, 2018, Alarm.com filed its Opening Brief in the Delaware Supreme Court. The defendants filed a response on October 1, 2018, and Alarm.com filed a reply on October 16, 2018. On February 6, 2019, the Supreme Court of Delaware heard oral argument on the appeal, and on February 7, 2019, the Supreme Court of Delaware summarily affirmed the Chancery Court’s dismissal of our complaint.

On March 29, 2018, a putative class action lawsuit was filed against us by Nick Fisher in the U.S. District Court for the Northern District of Illinois, alleging violations of the TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFAPA. The complaint alleged that Alarm.com and another defendant, Nortek Security & Control LLC, violated the TCPA and TCFAPA through purportedly unauthorized telephone calls to Fisher, and sought to hold us responsible for the alleged calls, including under principles of agency and vicarious liability. The complaint sought monetary damages under the TCPA and TCFAPA, injunctive relief, and other relief, including attorneys' fees. We answered the complaint and filed a motion to dismiss the complaint on June 18, 2018. On November 1, 2018, the Court granted our motion to dismiss the complaint without prejudice as to plaintiff’s claims alleging vicarious liability for violations of the TCPA, and with prejudice as to plaintiff’s remaining claims.

In addition to the matters described above, we may be a party to litigation and subject to claims incident to the ordinary course of business, and we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The Nasdaq Global Select Market on June 26, 2015 and trades under the symbol “ALRM.” Prior to June 26, 2015, there was no public market for our common stock. On February 20, 2019, the closing price of our common stock on The Nasdaq Global Select Market was $64.70 per share.

Holders

As of February 20, 2019, there were 51 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our 2017 Facility with Silicon Valley Bank, as amended, as further disclosed under "Sources of Liquidity" in Part II Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph shows a comparison for the period June 26, 2015 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2018 of the cumulative total return for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) Standard & Poor's 500 Index, or S&P 500 Index assuming an initial investment of $100 on June 26, 2015 and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

	June 26, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Alarm.com Holdings, Inc.	$100	$99	$165	$224	$307
Nasdaq Composite	100	99	106	136	131
S&P 500	100	97	107	127	119

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

Stock Repurchase Program. On November 29, 2018, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions, block trades, tender offers and by any combination of the foregoing, in accordance with federal securities laws, during the two-year period ending November 29, 2020. To date, we have not purchased any shares pursuant to this stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report. The following tables set forth our selected consolidated financial and other data for the years ended and as of December 31, 2018, 2017, 2016, 2015 and 2014 (in thousands, except share and per share data). Information about prior period acquisitions that may affect the comparability of the selected financial information presented below is included in Item 1. Business. Further information about the $28.0 million expense recorded in general and administrative expense in 2018, which relates to the agreement reached to settle the legal matter alleging violations of the Telephone Consumer Protection Act, or TCPA, and may affect the comparability of the selected financial information presented below, is disclosed in Item 3. “Legal Proceedings.”

	Year Ended December 31,
Consolidated Statements of Operations Data:	2018	2017	2016	2015	2014
Revenue:
SaaS and license revenue	$291,072	$236,283	$173,540	$140,936	$111,515
Hardware and other revenue	129,422	102,654	87,566	67,952	55,797
Total revenue	420,494	338,937	261,106	208,888	167,312
Cost of revenue(1):
Cost of SaaS and license revenue	44,933	35,610	30,229	25,722	23,007
Cost of hardware and other revenue	100,782	80,578	69,151	51,652	44,172
Total cost of revenue	145,715	116,188	99,380	77,374	67,179
Operating expenses:
Sales and marketing(2)	55,902	43,490	38,980	32,240	25,836
General and administrative(2)	95,750	55,396	57,926	35,473	26,113
Research and development(2)	89,204	72,755	44,272	40,002	23,193
Amortization and depreciation	21,721	17,734	6,490	5,808	3,991
Total operating expenses	262,577	189,375	147,668	113,523	79,133
Operating income	12,202	33,374	14,058	17,991	21,000
Interest expense	(2,918)	(2,199)	(190)	(178)	(196)
Other income / (expense), net	2,415	1,066	513	(348)	(485)
Income before income taxes	11,699	32,241	14,381	17,465	20,319
(Benefit from) / provision for income taxes	(9,825)	2,990	4,227	5,697	6,817
Net income	21,524	29,251	10,154	11,768	13,502
Dividends paid to participating securities	—	—	—	(18,987)	—
Income allocated to participating securities	(3)	(13)	(12)	—	(12,939)
Net income / (loss) attributable to common stockholders	$21,521	$29,238	$10,142	$(7,219)	$563

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per share information attributable to common stockholders:
Net income / (loss) per share:
Basic	$0.45	$0.63	$0.22	$(0.30)	$0.25
Diluted	$0.43	$0.59	$0.21	$(0.30)	$0.14
Weighted average common shares outstanding:
Basic	47,633,739	46,682,141	45,716,757	24,108,362	2,276,694
Diluted	49,692,184	49,153,948	47,875,522	24,108,362	3,890,121
Cash dividends declared per share	$—	$—	$—	$0.36	$—

	Year Ended December 31,
	2018	2017	2016	2015	2014
Other Financial and Operating Data:
SaaS and license revenue renewal rate(3)	93%	93%	94%	93%	93%
Adjusted EBITDA(4)	$93,081	$71,628	$49,034	$34,370	$28,321

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet and other data:
Cash and cash equivalents	$146,061	$96,329	$140,634	$128,358	$42,572
Working capital(5)	152,793	119,433	150,485	131,971	45,854
Total assets	440,985	371,641	261,245	226,095	120,932
Redeemable convertible preferred stock	—	—	—	—	202,456
Total long-term obligations	88,126	94,311	30,297	26,885	17,572
Total stockholders' equity / (deficit)	277,589	232,827	191,249	170,131	(121,844)
_____________________
(1) Excludes amortization and depreciation shown in operating expenses below.

(2) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Stock-based compensation expense data:
Sales and marketing	$1,196	$561	$536	$372	$338
General and administrative	4,901	2,638	1,430	2,486	1,862
Research and development	7,332	4,214	2,035	1,266	1,067
Total stock-based compensation expense	$13,429	$7,413	$4,001	$4,124	$3,267

(3) We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from subscribers on our Alarm.com platform who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage. Our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base on the Alarm.com platform, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Adjusted EBITDA:
Net income	$21,524	$29,251	$10,154	$11,768	$13,502
Adjustments:
Interest expense and other income, net	503	1,133	(323)	526	681
(Benefit from) / provision for income taxes	(9,825)	2,990	4,227	5,697	6,817
Amortization and depreciation expense	21,721	17,734	6,490	5,808	3,991
Stock-based compensation expense	13,429	7,413	4,001	4,124	3,267
Acquisition-related expense	—	5,895	11,098	100	—
Litigation expense	45,729	7,212	13,387	6,347	63
Total adjustments	71,557	42,377	38,880	22,602	14,819
Adjusted EBITDA	$93,081	$71,628	$49,034	$34,370	$28,321

(5) In the fourth quarter of 2015, we retrospectively adopted ASU 2015-17, "Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes and requires entities to classify deferred income tax liabilities and assets for each jurisdiction as noncurrent on the balance sheet. Due to the adoption of this pronouncement, we retrospectively reclassified the previously reported current portion of deferred tax assets to long-term deferred tax assets for the balance sheet and other data table above resulting in a change in working capital as of December 31, 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. "Risk Factors" and "Special Note Regarding Forward-Looking Statements" in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Alarm.com is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for smart residential and commercial properties, including interactive security, video monitoring, intelligent automation, energy management and wellness solutions. Millions of property owners depend on our technology to intelligently secure, monitor and manage their residential and commercial properties. In the last year alone, our platforms processed more than 200 billion data points generated by over 90 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Our solutions are delivered through an established network of over 8,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, gateway modules and smart thermostats. We believe that the length of service relationship with residential and commercial property owners, combined with our robust platforms and over 15 years of operating experience, contribute to a compelling business model.

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

Our service provider partners can deploy our interactive security, video monitoring, intelligent automation and energy management solutions as stand-alone offerings or as combined solutions to address the needs of a broad range of customers. Our technology enables subscribers to seamlessly connect to their property through our family of mobile apps, websites, and new engagement platforms like voice control through Amazon Echo and Google Home, wearable devices like the Apple Watch, and TV platforms such as Apple TV and Amazon Fire TV.

Executive Overview and Highlights of 2018 and 2017 Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our service provider partners have indicated that they typically have three to five-year service contracts with residential or commercial property owners. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 69%, 70% and 66% of our revenue in 2018, 2017 and 2016, respectively.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 10%, 9% and 0% of our revenue in 2018, 2017 and 2016, respectively.

We also generate revenue from the sale of hardware, including video cameras, cellular radio modules, thermostats, image sensors and other peripherals, that enables our solutions. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 31%, 30% and 34% of our revenue in 2018, 2017 and 2016, respectively. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Annual Report include:

•	SaaS and license revenue increased 23% to $291.1 million in 2018 from $236.3 million in 2017. SaaS and license revenue increased 36% to $236.3 million in 2017 from $173.5 million in 2016.

•	Total revenue increased 24% to $420.5 million in 2018 from $338.9 million in 2017. Revenue increased 30% to $338.9 million in 2017 from $261.1 million in 2016.

•	Net income was $21.5 million in 2018, $29.3 million in 2017 and $10.2 million in 2016.

•
Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $93.1 million in 2018 from $71.6 million in 2017. Adjusted EBITDA increased to $71.6 million in 2017 from $49.0 million in 2016.

Please see Non-GAAP Measures below in this section of this Annual Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with GAAP, for the years ended December 31, 2018, 2017 and 2016.

Geographic Areas

We believe there is significant opportunity to expand our international business, as 2% of our total revenue during the year ended December 31, 2018 originated from customers located outside of North America. Our products are currently localized and available in approximately 40 countries outside of North America.

Recent Developments

In October 2018, we launched our newly deployed video analytics service that leverages our artificial intelligence architecture. Our video analytics engine provides an intelligent new layer of security and awareness for residential and commercial property owners. Object classification and object tracking technology can distinguish between people, vehicles and animals, determine an object's direction of movement and measure the duration of activity. Our subscribers can selectively control and manage notifications and assign virtual zones and multi-directional "tripwires" so they can monitor their properties for highly specific activity.

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions, block trades, tender offers and by any combination of the foregoing, in accordance with federal securities laws, during the two-year period ending November 29, 2020. The stock repurchase program does not obligate us to purchase any stock and the number of shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions and other factors. The repurchase program may be suspended, modified or discontinued at any time in our discretion. To date, we have not purchased any shares pursuant to this stock repurchase program. We intend to finance any repurchases under the stock repurchase program using cash on hand.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies and include the following (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
SaaS and license revenue	$291,072	$236,283	$173,540
Adjusted EBITDA	93,081	71,628	49,034

	Twelve Months Ended December 31,
	2018	2017	2016
SaaS and license revenue renewal rate	93%	93%	94%

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

Adjusted EBITDA

Adjusted EBITDA represents our net income before interest expense, other income, net, (benefit from) / provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the years ended December 31, 2018, 2017 and 2016.

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

The adoption of Topic 606 did not have a material impact on our revenue recognition policies, however, as a result of adopting the new standard, we changed our treatment of commissions paid to employees, which we previously expensed as incurred. Under the new standard, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract and amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. Based on the results of our evaluation, the adoption of Topic 606 did not have a material impact on our consolidated financial statements for the year ended December 31, 2018. Additionally, the cumulative effect to the opening balance sheet on January 1, 2018 from the adoption of Topic 606 was not material.

Components of Operating Results

Our fiscal year ends on December 31. The key elements of our operating results include:

Revenue

We derive our revenue from three primary sources: the sale of cloud-based SaaS services on our integrated Alarm.com platform, the sale of licenses and services on the Software platform and the sale of hardware products. We sell our platform and hardware solutions to service provider partners that resell our solutions and hardware to residential and commercial property owners, who are the service provider partners’ customers.

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

Software License Revenue. Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Software platform solution typically include software and services, such as post-contract customer support, or PCS.

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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices. Our cost of hardware and other revenue also includes royalty costs in connection with technology licensed from third-party providers.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 784 employees as of January 1, 2018 to 884 employees as of December 31, 2018, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 242 as of January 1, 2018 to 288 as of December 31, 2018. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 95 as of January 1, 2018 to 96 as of December 31, 2018. Excluding intellectual property litigation and acquisition-related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Annual Report titled "Legal Proceedings" for additional information on litigation.

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

The number of employees in research and development functions grew from 447 as of January 1, 2018 to 500 as of December 31, 2018. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally. We expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our credit facilities. On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. The 2017 Facility is available to us to refinance existing debt and for general corporate and working capital purposes as permitted under the terms of the 2017 Facility. Interest expense is expected to remain relatively consistent in 2019 as compared to 2018.

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

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rates were different from the statutory rate primarily due to the tax windfall benefits from employee stock-based payment transactions, research and development tax credits claimed, and state taxes, partially offset by the impact of non-deductible meal and entertainment expenses. We recognize excess tax windfall benefits on a discrete basis in the quarter in which it occurs, and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price and exercises of stock options under our equity incentive plans each period.

Results of Operations

The following table sets forth our selected consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

Consolidated Statements of Operations

	Year Ended December 31,
	2018		2017		2016
	$	%	$	%	$	%
Revenue:
SaaS and license revenue	$291,072	69%	$236,283	70%	$173,540	66%
Hardware and other revenue	129,422	31	102,654	30	87,566	34
Total revenue	420,494	100	338,937	100	261,106	100
Cost of revenue: (1)
Cost of SaaS and license revenue	44,933	11	35,610	10	30,229	12
Cost of hardware and other revenue	100,782	24	80,578	24	69,151	26
Total cost of revenue	145,715	35	116,188	34	99,380	38
Operating expenses:
Sales and marketing (2)	55,902	13	43,490	13	38,980	15
General and administrative (2)	95,750	23	55,396	16	57,926	22
Research and development (2)	89,204	21	72,755	22	44,272	17
Amortization and depreciation	21,721	5	17,734	5	6,490	2
Total operating expenses	262,577	62	189,375	56	147,668	56
Operating income	12,202	3	33,374	10	14,058	6
Interest expense	(2,918)	(1)	(2,199)	—	(190)	—
Other income, net	2,415	1	1,066	—	513	—
Income before income taxes	11,699	3	32,241	10	14,381	6
(Benefit from) / provision for income taxes	(9,825)	(2)	2,990	1	4,227	2
Net income	$21,524	5%	$29,251	9%	$10,154	4%
_______________

(1)	Excludes amortization and depreciation shown in operating expenses below.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense data:
Sales and marketing	$1,196	$561	$536
General and administrative	4,901	2,638	1,430
Research and development	7,332	4,214	2,035
Total stock-based compensation expense	$13,429	$7,413	$4,001

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2018	2017	2016
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	15%	17%
Cost of hardware and other revenue as a percentage of hardware and other revenue	78%	78%	79%
Total cost of revenue as a percentage of total revenue	35%	34%	38%

Comparison of Years Ended December 31, 2018 to December 31, 2017 and December 31, 2017 to December 31, 2016

Revenue

	Year Ended December 31,			% Change
Revenue	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
SaaS and license revenue	$291,072	$236,283	$173,540	23%	36%
Hardware and other revenue	129,422	102,654	87,566	26%	17%
Total revenue	$420,494	$338,937	$261,106	24%	30%

2018 Compared to 2017

The $81.6 million increase in total revenue in 2018 compared to 2017 was the result of a $54.8 million, or 23%, increase in our SaaS and license revenue and a $26.8 million, or 26%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue increased $11.6 million to $41.3 million in 2018 compared to as compared to $29.7 million during the same period in the prior year. The increase in our Alarm.com segment SaaS and license revenue in 2018 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2017. Additionally, the increase in the software license revenue was due to the timing of the acquisition of certain assets and assumed certain liabilities of the Connect line of business and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper line of business in June 2016, or the Acquisition. To a lesser extent, SaaS and license revenue increased in the period due to an increase in license fees. The increase in hardware and other revenue in 2018 compared to 2017 was primarily due to an increase in the volume of video cameras sold. Our Other segment contributed 8% of the increase in SaaS and license revenue and 7% of the increase in hardware and other revenue in 2018 compared to 2017. The increase in SaaS and license revenue for our Other segment in 2018 was from our remote access management solution and our energy management and demand response solutions. The increase in hardware and other revenue for our Other segment in 2018 was primarily due to the timing of hardware sales related to our remote access management solution.

2017 Compared to 2016

The $77.8 million increase in total revenue in 2017 compared to 2016 was the result of a $62.7 million, or 36%, increase in our SaaS and license revenue and a $15.1 million, or 17%, increase in our hardware and other revenue. The increase in our Alarm.com segment SaaS and license revenue in 2017 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2016 and due to service providers and their subscribers on our Software platform. To a lesser extent, SaaS and license revenue increased in the period due to an increase in license fees. The increase in hardware and other revenue in 2017 compared to 2016 was due to an increase in the volume of video cameras sold including several new product offering releases in 2017, and due to increases in volume of other peripherals sold including the system enhancement module. Our Other segment contributed 6% of the increase in SaaS and license revenue and 12% of the increase in hardware and other revenue in 2017 compared to 2016. The increase in SaaS and license revenue for our Other segment in 2017 was from our remote access management solution and our energy management and demand response solutions. The increase in hardware and other revenue for our Other segment in 2017 was primarily due to an increase in video cameras sold and hardware sold to support our remote access management solution.

Cost of Revenue

	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Cost of revenue(1)
Cost of SaaS and license revenue	$44,933	$35,610	$30,229	26%	18%
Cost of hardware and other revenue	100,782	80,578	69,151	25%	17%
Total cost of revenue	$145,715	$116,188	$99,380	25%	17%
% of total revenue	35%	34%	38%
 ________________

(1) Excludes amortization and depreciation shown in operating expenses.

2018 Compared to 2017

The $29.5 million increase in cost of revenue in 2018 compared to 2017 was the result of a $20.2 million, or 25%, increase in cost of hardware and other revenue and a $9.3 million, or 26%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue increased $0.4 million to $1.7 million during 2018 as compared to $1.2 million during the same period in the prior year. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped in 2018 compared to 2017. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers. Additionally, the increase in the cost of software license revenue was due to the timing of the Acquisition. Cost of hardware and other revenue as a percentage of hardware and other revenue remained relatively consistent at 78% for 2018 and 2017. Cost of SaaS and license revenue as a percentage of SaaS and license revenue remained relatively consistent at 15% for 2018 and 2017. Cost of software license revenue as a percentage of software license revenue remained relatively consistent at 4% during 2018 and 2017.

2017 Compared to 2016

The $16.8 million increase in cost of revenue in 2017 compared to 2016 was the result of a $5.4 million, or 18%, increase in cost of SaaS and license revenue and an $11.4 million, or 17%, increase in cost of hardware and other revenue. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for 2017 and 17% for 2016. The decrease in cost of sales relative to our revenue growth was due to the achievement of economies of scale related to the growth in our subscriber base including the addition of the subscribers of our Software platform, which has a higher gross margin profile but lower revenue per subscriber. The increase in cost of hardware and other revenue related primarily to our increase in hardware and other revenue. Cost of hardware and other revenue as a percentage of hardware and other revenue was 78% for 2017 and 79% for 2016. The decrease in cost of hardware as a percentage of hardware and other revenue is a reflection of the mix of product sales during the periods.

Sales and Marketing Expense

	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Sales and marketing	$55,902	$43,490	$38,980	29%	12%
% of total revenue	13%	13%	15%

2018 Compared to 2017

The $12.4 million increase in sales and marketing expense in 2018 compared to 2017 was primarily due to increases in our marketing programs to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions. Additionally, the increase in sales and marketing was due to increases in headcount for our service provider partner support team to support our growth. As a result, our marketing expense for our Alarm.com segment increased $8.0 million during 2018 as compared to 2017. Our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $3.0 million during 2018 and our expenses for external consultants increased by $0.5 million. Sales and marketing expense from our Other segment remained relatively consistent during 2018 as compared to 2017. The overall number of employees in our sales and marketing teams increased from 242 as of December 31, 2017 to 288 as of December 31, 2018. Sales and marketing expense as a percentage of total revenue was 13% for 2018 and 2017.

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

General and Administrative Expense

	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
General and administrative	$95,750	$55,396	$57,926	73%	(4)%
% of total revenue	23%	16%	22%

2018 Compared to 2017

The $40.4 million increase in general and administrative expense in 2018 compared to 2017 was due in part to a $39.9 million increase in legal expenses primarily resulting from a $28.0 million expense for the agreement reached to settle the legal matter alleging violations of the TCPA by one of our service providers as well as this service provider's sub-dealer agents within our Alarm.com segment. Additionally, there was a $3.0 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth. Finally, there was a $3.3 million impairment recorded on a secured subordinate convertible promissory note, or Promissory Note, provided to one of our suppliers during 2018 that did not occur in 2017. These increases were partially offset by a $5.0 million decrease in acquisition-related expenses related to the Acquisition. General and administrative expenses from our Other segment increased by $0.5 million during 2018 as compared to 2017, primarily due to a $0.8 million increase in expense for external consultants offset by a decrease in employee-related expenses. The overall number of employees in general and administrative functions increased from 95 as of December 31, 2017 to 96 as of December 31, 2018.

2017 Compared to 2016

The $2.5 million decrease in general and administrative expense in 2017 compared to 2016 was due in part to a $6.2 million decrease in legal expenses related to ongoing intellectual property litigation within our Alarm.com segment as well as a $6.4 million decrease in acquisition-related expenses related to the Acquisition. These decreases were partially offset by a $5.0 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth and from our acquisitions in the first quarter of 2017. In addition, there was a $2.3 million increase in expense for external consultants within our Alarm.com segment to support our growth and compliance with the regulations governing public companies as well as a $1.3 million increase in rent expense. General and administrative expenses from our Other segment decreased by $1.0 million in 2017 compared to 2016 primarily due to a $1.3 million decrease in personnel and related costs primarily as a result of a $1.2 million adjustment during the third quarter of 2016 to increase the fair value of subsidiary stock awards granted to the employees of one of our subsidiaries. The overall number of employees in general and administrative functions increased from 68 as of December 31, 2016 to 95 as of December 31, 2017.

Research and Development Expense

	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Research and development	$89,204	$72,755	$44,272	23%	64%
% of total revenue	21%	22%	17%

2018 Compared to 2017

The $16.4 million increase in research and development expense in 2018 compared to 2017 was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $13.7 million in 2018 compared to 2017. Research and development expense from our Other segment remained relatively consistent during 2018 as compared to 2017. The overall number of employees in research and development functions increased from 447 as of December 31, 2017 to 500 as of December 31, 2018.

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

Amortization and Depreciation

	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Amortization and depreciation	$21,721	$17,734	$6,490	22%	173%
% of total revenue	5%	5%	2%

2018 Compared to 2017

The $4.0 million increase in amortization and depreciation in 2018 compared to 2017 was primarily due to customer relationships, developed technology and trade name intangibles acquired in connection with the Acquisition.

2017 Compared to 2016

The $11.2 million increase in amortization and depreciation in 2017 compared to 2016 was primarily due to customer relationships, developed technology and trade name intangibles acquired in connection with the Acquisition and the ObjectVideo Labs acquisition in the first quarter of 2017.

Interest Expense

	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest expense	$(2,918)	$(2,199)	$(190)	33%	1,057%
% of total revenue	(1)%	—%	—%

2018 Compared to 2017

The $0.7 million increase in interest expense in 2018 compared to 2017 was primarily due to a higher average outstanding balance on our credit facilities as a result of the Acquisition.

2017 Compared to 2016

The $2.0 million increase in interest expense in 2017 compared to 2016 was primarily due to interest incurred on the additional $67.0 million drawn under our 2014 Facility and 2017 Facility during the first quarter of 2017 to fund the Acquisition.

Other Income, Net

	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Other income, net	$2,415	$1,066	$513	127%	108%
% of total revenue	1%	—%	—%

2018 Compared to 2017

Other net income, net increased $1.3 million during 2018 as compared to 2017. Included in other income, net was interest income earned on our cash balance and interest income earned on notes receivable.

2017 Compared to 2016

Included in other income, net was interest income earned on our cash balance and interest income earned on notes receivable partially offset from a loss of an equity method investment that is in the start-up phase of its operations.

(Benefit from) / Provision for Income Taxes

	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
(Benefit from) / Provision for Income Taxes	$(9,825)	$2,990	$4,227	(429)%	(29)%
% of total revenue	(2)%	1%	2%

2018 Compared to 2017

Our effective tax rate decreased to (84.0)% in 2018 from 9.3% in 2017, primarily related to an increase in the tax windfall benefits from the exercise of employee stock options as well as the research and development tax credits in 2018 as compared to 2017.

Our provision for income taxes decreased by $12.8 million in 2018 as compared to 2017. This decrease was primarily related to a decrease in our income before income taxes, as well as an increase in our deferred tax assets.

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

The selected consolidated statements of operation data in amounts and as a percentage of total revenue are presented below (amounts in thousands):

	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Revenue:
SaaS and license revenue	$50,226	$58,928	$61,924	$65,205	$67,988	$70,968	$74,292	$77,824
Hardware and other revenue	23,968	27,060	28,038	23,588	24,768	33,520	37,556	33,578
Total revenue	74,194	85,988	89,962	88,793	92,756	104,488	111,848	111,402

Cost of revenue:
Cost of SaaS and license revenue	8,092	8,500	9,545	9,473	10,806	11,027	11,501	11,599
Cost of hardware and other revenue	18,543	21,335	22,288	18,412	17,571	25,461	30,491	27,259
Total cost of revenue	26,635	29,835	31,833	27,885	28,377	36,488	41,992	38,858

Total operating expenses	$43,074	$50,257	$47,728	$48,316	$52,386	$59,490	$86,550	$64,151

Net income / (loss)	$3,963	$9,865	$15,103	$320	$10,515	$10,733	$(7,652)	$7,928
Net income / (loss) per share:
Basic	$0.09	$0.21	$0.32	$0.01	$0.22	$0.23	$(0.16)	$0.16
Diluted	$0.08	$0.20	$0.31	$0.01	$0.21	$0.22	$(0.16)	$0.16

As a percent of total revenue:
Revenue:
SaaS and license revenue	68%	69%	69%	73%	73%	68%	66%	70%
Hardware and other revenue	32%	31%	31%	27%	27%	32%	34%	30%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Cost of revenue:
Cost of SaaS and license revenue	11%	10%	11%	11%	12%	11%	10%	10%
Cost of hardware and other revenue	25%	25%	25%	21%	19%	24%	27%	25%
Total cost of revenue	36%	35%	35%	31%	31%	35%	38%	35%

Total operating expenses	58%	58%	53%	54%	56%	57%	77%	57%

Net income	5%	11%	17%	—%	11%	10%	(7)%	7%

Quarterly Trends

Our quarterly SaaS and license revenue has increased sequentially for all periods presented due to growth in our subscriber base driven by the effectiveness of our service provider partners’ ability to resell our services and due to service providers and their subscribers on our Software platform. Hardware and other revenue fluctuates from quarter to quarter based on the timing of hardware orders from our service providers and hardware distributors.

The cost of revenue, in absolute dollars, has increased over time corresponding to the increase in revenue. The cost of revenue as a percent of revenue is lower in quarters when SaaS and license revenue represents a greater percentage of total revenue. Our cost of SaaS and license revenue as a percentage of SaaS and license revenue has been between 14% and 16% for all periods presented.

Operating expenses have generally increased over time. Our most significant operating expenses are employee-related costs, including salaries, benefits and stock-based compensation. Research and development personnel have attributed to approximately 65% of our headcount increase over the eight quarters presented. We continue to invest in research and development to enhance our SaaS solution capabilities for both our residential and commercial subscribers and to enhance our suite of enterprise tools that enable our service provider partners to expand their business. During the three months ended

September 30, 2018, we recorded a $28.0 million expense related to an agreement reached in 2018 to settle the legal matter alleging violations of the TCPA. During the three months ended December 31, 2018, we recorded a $3.3 million impairment of the Promissory Note provided to one of our suppliers based on our assessment of recoverability that considered financial data of the supplier, the collateralized assets securing the loan and our position as a secured creditor relative to other secured creditors of the supplier.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 93%, 94% and 94% of our revenue for the years ended December 31, 2018, 2017 and 2016. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 710 employees as of January 1, 2018 to 803 employees as of December 31, 2018. Our Other segment increased from 74 employees as of January 1, 2018 to 81 employees as of December 31, 2018. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Year Ended December 31,
	2018			2017			2016
	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses
Alarm.com	$278,013	$119,221	$243,835	$227,583	$92,445	$171,436	$168,732	$79,049	$133,818
Other	13,059	20,316	18,742	8,700	15,154	17,939	4,808	14,018	13,850
Inter-segment Alarm.com	—	(4,749)	—	—	(2,945)	—	—	(2,863)	—
Inter-segment Other	—	(5,366)	—	—	(2,000)	—	—	(2,638)	—
Total	$291,072	$129,422	$262,577	$236,283	$102,654	$189,375	$173,540	$87,566	$147,668

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

Revenue

We derive our revenue from three primary sources: the sale of cloud-based SaaS services on our integrated Alarm.com platform, the sale of licenses and services on the Software platform and the sale of hardware products. We sell our platform and hardware solutions to service provider partners that resell our solutions and hardware to residential and commercial property owners, who are the service provider partners’ customers.

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

Software License Revenue. Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Software platform. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns, which was 2% of hardware and other revenue for each of the twelve months ended December 31, 2018, 2017 and 2016. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide assurance-type warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. These warranties were not identified as separate performance obligations.

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate.

We do not expect any material changes in the near term to the underlying assumptions used to recognize revenue during the year ended December 31, 2018. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our SaaS and license revenue as well as our hardware and other revenue.

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

The Level 3 liability for the subsidiary unit awards relates to agreements established with employees of our subsidiaries for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We account for these subsidiary awards using fair value and establish liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure the liability, using the same valuation approach based on the applicable subsidiary's revenue and future collection of financed customer receivables, the unobservable inputs, and we will record any changes in the employee's compensation expense. Some of the awards are subject to the employees' continued employment and therefore recorded on a straight-line basis over the remaining service period. The Level 3 liability for the subsidiary unit awards was $0.4 million as of December 31, 2018.

Based on this assessment of fair value, we remeasured the Level 3 liabilities, and recorded less than $0.1 million in general and administrative expense for the year ended December 31, 2018. We have not made any material changes in the accounting methodology used to determine the fair value of the subsidiary unit awards. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the subsidiary unit awards as of December 31, 2018. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional realized losses in general and administrative expense.

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We estimate the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options. The expected term represents the period of time the stock options are expected to be outstanding and is based on the "simplified method." Under the "simplified method," the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options. Expected volatility is based on historical volatilities of our stock and publicly traded stock of comparable companies over the estimated expected term of the stock options.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2018. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Goodwill, Intangible Assets and Long-lived Assets

Goodwill

Goodwill represents the excess of (1) the aggregate of the fair value of consideration transferred in a business combination, over (2) the fair value of assets acquired, net of liabilities assumed. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments. Goodwill is not amortized, but is subject to annual impairment tests. We perform our annual impairment review of goodwill on October 1 and when a triggering event occurs between annual impairment tests. We test our goodwill at the reporting unit level. We perform either a qualitative analysis or a quantitative analysis every year depending on the changes to our goodwill balance as well as changes in our business and the economy. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances and market capitalization. The amount of goodwill impairment is calculated as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

For our 2018 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. Based on the results of our qualitative assessment, we determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount, including goodwill. Therefore, we concluded that there was no goodwill impairment as of October 1, 2018. Our assessment was performed as of October 1, 2018, and we have determined there have been no triggering events from our assessment date through December 31, 2018.

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

For the year ended December 31, 2018, we determined there were no indicators of impairment of our intangible assets with definite lives or long-lived assets.

Accounting for Income Taxes

We account for income taxes under the asset and liability method as required by accounting standards codification, or ASC 740, "Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. During 2013, in connection with the EnergyHub acquisition, we acquired significant net operating losses, a deferred tax asset, which we recorded at its expected realizable value. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of December 31, 2018 and 2017. Accordingly, we have not recorded a valuation allowance as of December 31, 2018 and 2017.

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

Impairment of Notes Receivable

Notes receivable are presented net of an allowance for uncollectibility, if any. We accrue interest on notes receivable based on the contractual terms of the note. Outstanding notes receivable that are aged 30 days or more from the contractual payment date are considered past due. Notes receivable are evaluated for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. We periodically assess our notes receivable for collectibility and impairment by considering internal factors such as payment status, collateral value, the probability of collecting payments when due and credit quality as well as external factors such as economic conditions. We do not accrue interest on notes receivable that are considered impaired or are greater than 90 days past due based on their contractual payment terms. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed in nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured.

Based on our assessment of the collectibility of our Promissory Note provided to one of our suppliers as of and for the year ended December 31, 2018, we recorded an impairment of $3.3 million. Additionally, subsequent to December 31, 2018, we provided the supplier an additional $3.1 million and accrued additional interest, increasing the outstanding principal and interest balance of the Promissory Note to $6.6 million. The $3.1 million provided in 2019 as well as additional funding we expect to provide will be assessed for impairment in future periods after considering the progress of the supplier's financial restructuring. If changes in the assumptions used to assess the collectibility and impairment of our notes receivable occur, and, should those changes be significant, they could have a material impact on our consolidated statements of operations.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$146,061	$96,329	$140,634
Accounts receivable, net	49,510	40,634	29,810
Working capital	152,793	119,433	150,485

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of December 31, 2018 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of December 31, 2018, we had $146.1 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity financings.

We believe our existing cash and cash equivalents, together with our 2017 Facility, and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the next 12 months, we expect our capital expenditure requirements to be approximately $11.0 million, primarily related to the continued build out of our leased office space to support our increasing headcount, including entry into an amendment to expand the office space leased for our corporate headquarters, as well as purchases of computer software and equipment. On August 30, 2018, we reached an agreement in principle to settle a putative class action lawsuit filed against us and Alarm.com Incorporated in the U.S. District Court for the Northern District of California. The tentative settlement was subject to the negotiation and execution of a definitive settlement agreement and Court approval. On October 25, 2018, we entered into a definitive settlement agreement, or the Settlement Agreement, with the plaintiffs. An initial payment of $5.0 million was made by us to the settlement administrator on January 2, 2019, and the remaining payment of $23.0 million shall take place ten business days after the effective date of the Settlement Agreement, which is five business days following the later of the following events: (1) the date upon which the time expires for filing a notice of appeal of the Court’s Final Approval Order and Judgment; or (2) if there is an appeal or appeals of the Final Approval Order and Judgment, and the appellate court enters an order either dismissing the appeal(s) or affirming the Final Approval Order and Judgment without material modification, the date upon which the time expires for seeking review of that order.

In October 2018, we entered into a Promissory Note with one of our suppliers, which was amended in November 2018, January 2019 and February 2019 as a result of the supplier's financial restructuring. As of December 31, 2018, the outstanding balance of the Promissory Note was $3.4 million prior to any adjustments for impairment. The Promissory Note was funded by converting $2.0 million of prepaid assets and a disbursement of $1.3 million of cash. Based on our recoverability assessment, we believed it was probable that the Promissory Note was fully impaired as of December 31, 2018. Accordingly, an impairment of $3.3 million and a reduction of $0.1 million of paid-in-kind interest was recorded during the three months ended December 31, 2018. Subsequent to December 31, 2018, we provided the supplier additional funding of $3.1 million and accrued additional interest, increasing the outstanding principal and interest balance of the Promissory Note to $6.6 million. The $3.1 million provided as well as additional funding we expect to provide will be assessed for impairment after considering the future progress of the supplier's financial restructuring.

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

As of December 31, 2018, $67.0 million was outstanding under the 2017 Facility, no letters of credit were outstanding and $58.0 million remained available for borrowing under the 2017 Facility. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions without approval of the lenders. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. As of December 31, 2018, we were in compliance with all covenants under the 2017 Facility. Our outstanding amounts under the 2017 Facility are due at maturity in October 2022. The 2017 Facility is discussed in more detail below under "Debt Obligations."

Dividends

We did not declare or pay dividends in the years ended December 31, 2018, 2017 or 2016. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing the 2017 Facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities	$60,710	$57,187	$22,600
Cash flows used in investing activities	(13,377)	(168,795)	(11,426)
Cash flows from financing activities	2,399	67,303	1,102

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For 2018, cash flows from operating activities were $60.7 million, an increase of $3.5 million from 2017, as the result of a $13.6 million increase in cash from operating assets and liabilities partially offset by a $7.7 million decrease in net income and a $2.3 million decrease in non-cash items.

The $13.6 million increase in cash from operating assets and liabilities was primarily due to the $28.0 million expense recorded during 2018 for the agreement reached to settle the legal matter alleging violations of the TCPA, which was not paid as of December 31, 2018. This increase in cash from operating assets and liabilities was partially offset by a $5.5 million increase in the change in inventory related to the purchase of long lead-time parts, a $2.8 million settlement of the liability related to the subsidiary unit awards during 2018 and differences in timing of collection of receipts and payments of disbursements.

The $2.3 million decrease in non-cash items was primarily due to a $14.0 million increase in the change in deferred income taxes, primarily due to the increase in deferred income taxes resulting from the $28.0 million expense recorded during 2018 for the agreement reached to settle the legal matter alleging violations of the TCPA. This decrease in non-cash items was partially offset by a $6.0 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during 2018. Additionally, there was a $4.0 million increase in amortization and depreciation primarily due to the additional amortization of customer relationships, developed technology and trade name intangibles acquired from the Acquisition in the first quarter of 2017.

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

For 2018, our cash flows used in investing activities was $13.4 million as compared to $168.8 million in 2017. The $155.4 million decrease in cash used in investing activities was primarily due to our payment of $154.3 million, net of cash acquired, for our acquisitions in the first quarter of 2017.

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

For 2018, cash flows from financing activities was $2.4 million compared to $67.3 million in 2017. The $64.9 million decrease in cash flows from financing activities was primarily due to the $64.3 million of net proceeds borrowed under the credit facilities during 2017 related to the Acquisition in March 2017.

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

Contractual Obligations

Presented below is information about our material contractual obligations and the periods in which those future payments are due as of December 31, 2018. Future events could cause actual payments to differ from these estimates. As of December 31, 2018, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Debt:
Principal payments	$—	$—	$67,000	$—	$67,000
Interest payments[1]	3,093	6,194	2,364	—	11,651
Unused line fee payments	118	236	89	—	443
Operating lease commitments	7,044	14,142	13,067	14,838	49,091
Subsidiary unit award liabilities[2]	200	—	—	—	200
Other long-term liabilities	255	953	—	442	1,650
Other commitments[3]	894	311	—	—	1,205
Total contractual obligations	$11,604	$21,836	$82,520	$15,280	$131,240
_______________

(1)	The 2017 Facility incurs interest at a variable rate. The projected variable interest payments assume no change in the Eurodollar Base Rate, or LIBOR, from December 31, 2018.

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

As of December 31, 2018, we had no outstanding letters of credit under our 2017 Facility.

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

Debt Obligations

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During the years ended December 31, 2018 and 2017, we repaid $4.0 million and $1.0 million of the outstanding balance of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the year ended December 31, 2018, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the years ended December 31, 2018, 2017 and 2016, the effective interest rate on the credit facilities was 4.13%, 4.16% and 5.81%.

The carrying value of the 2017 Facility was $67.0 million and $71.0 million as of December 31, 2018 and 2017, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2018 and 2017. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of December 31, 2018, we were in compliance with all financial and non-financial covenants and there were no events of default. The 2017 Facility also contains customary conditions to borrowings and events of default and contains various negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make certain payments including dividends, make investments or engage in transactions with affiliates without approval of the lenders.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense and other income, net, (benefit from) / provision for income taxes, amortization and depreciation, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Adjusted EBITDA:
Net income	$21,524	$29,251	$10,154
Adjustments:
Interest expense and other income, net	503	1,133	(323)
(Benefit from) / provision for income taxes	(9,825)	2,990	4,227
Amortization and depreciation expense	21,721	17,734	6,490
Stock-based compensation expense	13,429	7,413	4,001
Acquisition-related expense	—	5,895	11,098
Litigation expense	45,729	7,212	13,387
Total adjustments	71,557	42,377	38,880
Adjusted EBITDA	$93,081	$71,628	$49,034

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our 2017 Facility with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of December 31, 2018 and 2017, an increase or decrease in the interest rate on our 2017 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $0.7 million.

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

ALARM.COM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alarm.com Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alarm.com Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 1, 2019

We have served as the Company’s auditor since 2009.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
SaaS and license revenue	$291,072	$236,283	$173,540
Hardware and other revenue	129,422	102,654	87,566
Total revenue	420,494	338,937	261,106
Cost of revenue(1):
Cost of SaaS and license revenue	44,933	35,610	30,229
Cost of hardware and other revenue	100,782	80,578	69,151
Total cost of revenue	145,715	116,188	99,380
Operating expenses:
Sales and marketing	55,902	43,490	38,980
General and administrative	95,750	55,396	57,926
Research and development	89,204	72,755	44,272
Amortization and depreciation	21,721	17,734	6,490
Total operating expenses	262,577	189,375	147,668
Operating income	12,202	33,374	14,058
Interest expense	(2,918)	(2,199)	(190)
Other income, net	2,415	1,066	513
Income before income taxes	11,699	32,241	14,381
(Benefit from) / provision for income taxes	(9,825)	2,990	4,227
Net income	21,524	29,251	10,154
Income allocated to participating securities	(3)	(13)	(12)
Net income attributable to common stockholders	$21,521	$29,238	$10,142

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.45	$0.63	$0.22
Diluted	$0.43	$0.59	$0.21
Weighted average common shares outstanding:
Basic	47,633,739	46,682,141	45,716,757
Diluted	49,692,184	49,153,948	47,875,522
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$146,061	$96,329
Accounts receivable, net	49,510	40,634
Inventory, net	22,990	14,177
Other current assets	9,502	12,796
Total current assets	228,063	163,936
Property and equipment, net	27,757	23,459
Intangible assets, net	79,067	94,286
Goodwill	63,591	63,591
Deferred tax assets	28,952	18,444
Other assets	13,555	7,925
Total assets	$440,985	$371,641
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$58,430	$29,084
Accrued compensation	13,484	12,127
Deferred revenue	3,356	3,292
Total current liabilities	75,270	44,503
Deferred revenue	7,820	9,386
Long-term debt	67,000	71,000
Other liabilities	13,306	13,925
Total liabilities	163,396	138,814
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and December 31, 2017.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 48,103,038 and 47,215,720 shares issued; and 48,102,081 and 47,202,310 shares outstanding as of December 31, 2018 and December 31, 2017, respectively.	481	472
Additional paid-in capital	341,139	321,032
Accumulated deficit	(64,031)	(88,677)
Total stockholders’ equity	277,589	232,827
Total liabilities and stockholders’ equity	$440,985	$371,641

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2018	2017	2016
Net income	$21,524	$29,251	$10,154
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	149	453	648
Reserve for product returns	273	2,055	2,071
Provision for notes receivable	3,319	—	—
Amortization on patents and tooling	900	965	786
Amortization and depreciation	21,721	17,734	6,490
Amortization of debt issuance costs	108	97	103
Deferred income taxes	(11,482)	2,488	263
Change in fair value of contingent liability	—	—	(230)
Undistributed losses from equity investees	—	120	81
Stock-based compensation	13,429	7,413	4,001
Disposal of property and equipment	1,410	828	—
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(9,298)	(1,911)	(11,181)
Inventory	(8,813)	(3,335)	(4,068)
Other assets	115	(2,542)	(837)
Accounts payable, accrued expenses and other current liabilities	30,615	3,774	10,458
Deferred revenue	(1,502)	(517)	636
Other liabilities	(1,758)	314	3,225
Cash flows from operating activities	60,710	57,187	22,600
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(154,289)	—
Additions to property and equipment	(11,015)	(10,464)	(9,055)
Investment in cost and equity method investees	—	(42)	(139)
Issuances of notes receivable	(1,287)	(8,000)	(3,073)
Receipt of payment on notes receivable	—	4,000	2,441
Purchases of patents and patent licenses	(1,075)	—	(1,600)
Cash flows used in investing activities	(13,377)	(168,795)	(11,426)
Cash flows from financing activities:
Proceeds from credit facility	—	139,000	—
Repayments of credit facility	(4,000)	(74,700)	—
Payments of debt issuance costs	—	(438)	(131)
Payments of long-term consideration for business acquisitions	—	—	(417)
Repurchases of common stock	(1)	(9)	(11)
Issuances of common stock from equity based plans	6,400	3,450	1,661
Cash flows from financing activities	2,399	67,303	1,102
Net increase / (decrease) in cash and cash equivalents	49,732	(44,305)	12,276
Cash and cash equivalents at beginning of the period	96,329	140,634	128,358
Cash and cash equivalents at end of the period	$146,061	$96,329	$140,634

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosures:
Cash paid for interest	$2,695	$2,010	$181
Cash (received from) / paid for income taxes, net of refunds	(2,052)	1,805	6,021
Noncash investing and financing activities:
Assumed options from business acquisition	—	1,375	—
Cash not yet paid for capital expenditures	1,857	322	1,235

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Equity
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	—	$—	45,485	$455	$297,781	$(42)	$(128,063)	$170,131
Common stock issued in connection with equity based plans	—	—	593	5	1,656	—	—	1,661
Vesting of common stock subject to repurchase	—	—	64	1	253	—	—	254
Stock-based compensation expense	—	—	—	—	4,001	—	—	4,001
Tax benefit from stock-based awards, net	—	—	—	—	5,048	—	—	5,048
Retirement of treasury stock	—	—	—	—	(42)	42	—	—
Net income	—	—	—	—	—	—	10,154	10,154
Balance as of December 31, 2016	—	$—	46,142	$461	$308,697	$—	$(117,909)	$191,249
Adoption of accounting standard on employee share based payments	—	—	—	—	31	—	(19)	12
Common stock issued in connection with equity based plans	—	—	1,045	11	3,439	—	—	3,450
Vesting of common stock subject to repurchase	—	—	15	—	77	—	—	77
Stock-based compensation expense	—	—	—	—	7,413	—	—	7,413
Stock options assumed from acquisition	—	—	—	—	1,375	—	—	1,375
Net income	—	—	—	—	—	—	29,251	29,251
Balance as of December 31, 2017	—	$—	47,202	$472	$321,032	$—	$(88,677)	$232,827
Adoption of accounting standard on revenue recognition	—	—	—	—	—	—	3,122	3,122
Common stock issued in connection with equity based plans	—	—	888	9	6,391	—	—	6,400
Vesting of common stock subject to repurchase	—	—	12	—	55	—	—	55
Stock-based compensation expense	—	—	—	—	13,661	—	—	13,661
Net income	—	—	—	—	—	—	21,524	21,524
Balance as of December 31, 2018	—	$—	48,102	$481	$341,139	$—	$(64,031)	$277,589

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for the smart residential and commercial property, including interactive security, video monitoring, intelligent automation and energy management. Millions of property owners depend on our technology to intelligently secure, monitor and manage their residential and commercial properties. Our solutions are delivered through an established network of over 8,000 trusted service provider partners, who are experts at selling, installing and supporting our solutions. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31.

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

We have unconsolidated equity investments in third-party businesses. Equity investments with readily determinable fair values are recorded at fair value. Equity investments without readily determinable fair values are recorded using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. We make a separate election to use the measurement alternative for each eligible investment, and reassess whether an investment qualifies for the alternative at each reporting period. Adjustments resulting from impairment, fair value, or observable price changes are recorded in other income, net in our consolidated statements of operations.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2018 and 2017, we have invested $117.4 million and $65.6 million in cash equivalents in the form of money market funds with one financial institution, respectively. We consider these money market funds to be Level 1 financial instruments (see Note 9).

Accounts Receivable

Accounts receivable are principally derived from sales to customers located in the United States and Canada. Substantially all of our sales in Canada are transacted in U.S. dollars. Revenue in countries outside of North America accounted for 2%, 1% and less than 1% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Accounts receivable balances related to service providers partners outside of North America were 4% as of December 31, 2018 and 2017. Our accounts receivable are stated at estimated realizable value. We utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectibility of the amounts due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Each of our service provider partners is evaluated for creditworthiness through a credit review process at the inception of the arrangement or if risk indicators arise during our arrangement at such other time. Our terms for hardware sales to our service provider partners and distributors typically allow for

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

returns for up to one year. We apply our estimate as a percentage of sales monthly, based on historical data, as a reserve against revenue to account for our provision for returns. We have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Notes Receivable

Notes receivable are presented net of an allowance for uncollectibility, if any. We accrue interest on notes receivable based on the contractual terms of the note. Outstanding notes receivable that are aged 30 days or more from the contractual payment date are considered past due. Notes receivable are evaluated for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. We do not accrue interest on notes receivable that are considered impaired or are greater than 90 days past due based on their contractual payment terms. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed in nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured.

In October 2018, we entered into a secured subordinate convertible promissory note, or Promissory Note, with one of our suppliers, which was amended in November 2018, January 2019 and February 2019 as a result of the supplier's financial restructuring. The outstanding receivable balance of the Promissory Note was $3.4 million as of December 31, 2018, including paid-in-kind interest. We evaluated whether there was an impairment on the $3.4 million Promissory Note and as part of our quarterly recoverability assessment, we considered financial data of the supplier, the collateralized assets securing the Promissory Note and our position as a secured creditor relative to other secured creditors of the supplier. Based on this assessment, we believed it was probable that the Promissory Note was fully impaired as of December 31, 2018. Accordingly, an impairment charge of $3.3 million and a reduction of $0.1 million of paid-in-kind interest was recorded during the three months ended December 31, 2018. The impairment charge was included in general and administrative expense in our consolidated statements of operations for the year ended December 31, 2018. See Note 8 for further details on the Promissory Note with the supplier.

Subsequent to December 31, 2018, we provided the supplier additional funding of $3.1 million and accrued additional interest, increasing the outstanding principal and interest balance of the Promissory Note to $6.6 million. The $3.1 million provided as well as additional funding we expect to provide will be assessed for impairment after considering the future progress of the supplier's financial restructuring. Other than the $3.4 million loan with the supplier in 2018, there were no allowances for uncollectibility on other notes receivable and there were no notes receivable in nonaccrual status as of December 31, 2018 and 2017. We will continue to evaluate the recoverability of the notes receivable in future periods.

Inventory

Our inventory, which is comprised of raw materials and finished goods, includes materials used to produce our wireless communications network enabled radios, video cameras, home automation system parts and peripherals, is stated at the lower of cost or net realizable value, and is charged to cost of sales on a first in, first out, or FIFO, basis when the inventory is shipped from our manufacturer and received by our service provider partners. We periodically evaluate our inventory quantities for obsolescence based on criteria such as customer demand and changing technology and record an obsolescence write-off when necessary.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model (a beta version). After technological feasibility is established, certain payroll and payroll-related costs are capitalized for engineers and product development employees directly associated with the development project. Cost capitalization ceases when the product is available for general release. Our non-hosted software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development results in a short duration between completion of the detailed program design and beta release. Accordingly, as of December 31, 2018, we do not have any capitalized external software due to the shorter development cycle associated with agile development.

Revenue Recognition and Deferred Revenue

We derive our revenue from three primary sources: the sale of cloud-based SaaS services on our integrated Alarm.com platform, the sale of licenses and services on our non-hosted software platform, or Software platform, and the sale of hardware products. We sell our platform and hardware solutions to service provider partners that resell our solutions and hardware to residential and commercial property owners, who are the service provider partners’ customers. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We also sell our hardware to distributors who resell the hardware to service provider partners. We enter into contracts with our service provider partners that establish pricing for access to our platform solutions and for the sale of hardware. These contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length.

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

To determine the transaction price, we analyze all of the performance obligations included in the contract. We consider the terms of the contract and our customary business practices, which typically do not include financing components or non-cash consideration. We have variable consideration in the form of retrospective volume discounts, rebate incentives, restocking fees and assurance-type warranties. The significant inputs related to variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, the availability and performance of our services and the historical and expected number of returns. Depending on the type of variable consideration and its predictability, we may apply an "expected value" approach or a "most likely amount" approach. We estimate the variable consideration at the onset of a contract and include the variable consideration within the transaction price if it is probable that a significant reversal of the variable consideration would not occur in the future. When determining whether the amount of variable consideration included in the transaction price should be constrained, we look at the history of hardware purchased and subscribers added by our service provider partners to estimate the likelihood of those service provider partners obtaining the retrospective volume discounts and rebates. At times, our contracts include consideration payable to a customer in the form of fixed discounts or rebates. We record the consideration payable to a customer as a reduction to the transaction price resulting in a reduction to revenue over the service period.

If we enter into contracts that contain multiple promised services, we evaluate which of the promised services represent separate performance obligations based on whether or not the promised services are distinct and whether or not the services are

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

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

Software License Revenue

Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Software platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service. Our software license revenue during the years ended December 31, 2018, 2017 and 2016 was $41.3 million, $29.7 million and $0, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2018, 2017 and 2016, our reserve against revenue for hardware returns was 2% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide assurance-type warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. These warranties were not identified as separate performance obligations.

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $9.2 million and $10.5 million as of December 31, 2018 and 2017, respectively, which combines current and long-term balances.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of software license revenue during the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $1.2 million and $0, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices. Our cost of hardware and other revenue also includes royalty costs in connection with technology licensed from third-party providers.

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
December 31, 2018, 2017 and 2016

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

We recognize an asset related to the costs incurred to obtain a contract only if we expect to recover those costs and we would not have incurred those costs if the contract had not been obtained. We recognize an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. Our contract assets consist of capitalized commission costs. Based on the policy above, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract. When calculating the incremental cost of obtaining a contract, we exclude any commission costs related to metrics that could be satisfied without obtaining a contract, including training-related metrics. We amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. The three-year period was determined based on our review of historical enhancements and upgrades to our products and services. We applied the portfolio approach to account for the amortization of contract costs as each contract has similar characteristics.

The current portion of capitalized commission costs is included in other current assets within our consolidated balance sheets. The non-current portion of capitalized commission costs is reflected in other assets within our consolidated balance sheets. We amortized capitalized commission costs of $2.0 million during the year ended December 31, 2018. There were no amortized commission costs during the years ended December 31, 2017 and 2016.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our capitalized commission costs or any other contract assets during the years ended December 31, 2018, 2017 and 2016.

The changes in our contract assets are as follows (in thousands):

Year Ended December 31,
2018
Beginning of period balance	$—
Commission costs capitalized in period	4,864
Amortization of capitalized commission costs	(1,983)
End of period balance	$2,881

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

The changes in our contract liabilities are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Beginning of period balance	$12,678	$12,625
Revenue deferred in current period	3,954	6,844
Revenue recognized from amounts included in contract liabilities	(5,456)	(6,791)
End of period balance	$11,176	$12,678

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Research and Development

Our research and development costs consist primarily of personnel and related expenses for our employees working on our product development and software and device engineering teams, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Our research and development of new products and services is a multidisciplinary effort across our product management, program management, software engineering, device engineering, quality engineering, configuration management and network operations teams. Also included are non-personnel costs, such as consulting and professional fees paid to third-party development resources. We invest substantial resources in research and development to enhance our platforms and applications, support our technology infrastructure, develop new capabilities and conduct quality assurance testing.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis - in 2018, 2017 and 2016, we recorded liabilities for subsidiary unit awards and a contingent consideration liability related to acquisitions at fair value on a recurring basis.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Our equity awards generally vest over five years and are settled in shares of our common stock. During 2018, 2017 and 2016, we recognized compensation expense of $13.4 million, $7.4 million and $4.0 million, respectively, and associated income tax benefit of $7.6 million, $12.7 million and $5.0 million, respectively, in connection with our stock-based compensation plans. We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option.

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

401(k) Defined Contribution Plan

We adopted the Alarm.com Holdings 401(k) Plan, or the Plan, on April 30, 2009. All of our employees are eligible to participate in the Plan. For the year ended December 31, 2018, our discretionary match was 100% of employee contributions up to 10% of salary and up to a $4,000 maximum match. For the years ended December 31, 2017 and 2016, our discretionary match was 100% of employee contributions up to 6% of salary and up to a $3,000 maximum match. We recognized compensation expense of $2.7 million, $1.8 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016 related to our matching contributions.

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

Goodwill, Intangible Assets and Long-lived Assets

Goodwill

Goodwill represents the excess of (1) the aggregate of the fair value of consideration transferred in a business combination, over (2) the fair value of assets acquired, net of liabilities assumed. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments. Goodwill is not amortized, but is subject to annual impairment tests. We perform our annual impairment review of goodwill on October 1 and when a triggering event occurs between annual impairment tests. We test our goodwill at the reporting unit level. We perform either a qualitative analysis or a quantitative analysis every year depending on the changes to our goodwill balance as well as changes in our business and the economy. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances and market capitalization. The amount of goodwill impairment is calculated as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

For our 2018 annual impairment review, we performed a quantitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. Based on the results of our qualitative assessment, we determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount, including goodwill. Therefore, we concluded that there was no goodwill impairment as of October 1, 2018. Our assessment was performed as of October 1, 2018, and we have determined there have been no triggering events from our assessment date through December 31, 2018.

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

For the year ended December 31, 2018, we determined there were no impairments of our intangible assets with definite lives or long-lived assets.

Advertising Costs

We expense advertising costs as incurred. Advertising costs totaled $11.4 million, $4.1 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Advertising costs are included within sales and marketing expenses on our consolidated statements of operations.

Accounting for Income Taxes

We account for income taxes under the asset and liability method as required by accounting standards codification, or ASC 740, "Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. During 2013, in connection with the EnergyHub acquisition, we acquired significant net operating losses, a deferred tax asset, which we recorded at its expected realizable value. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of December 31, 2018 and 2017. Accordingly, we have not recorded a valuation allowance as of December 31, 2018 and 2017.

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

Comprehensive Income

Our comprehensive income for each of the years ended December 31, 2018, 2017 and 2016 was equal to our net income disclosed in the consolidated statements of operations.

Earnings per Share, or EPS

Our basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Our diluted net income per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

income per share calculation, options to purchase common stock, redeemable convertible preferred stock, restricted stock units and unvested shares issued upon the early exercise of options that are subject to repurchase are considered to be potential common stock.

We have issued securities other than common stock that participate in dividends ("participating securities"), and therefore utilize the two-class method to calculate net income per share. These participating securities include redeemable convertible preferred stock and unvested shares issued upon the early exercise of options that are subject to repurchase, both of which have non-forfeitable rights to participate in any dividends declared on our common stock. The two-class method requires a portion of net income to be allocated to the participating securities to determine the net income attributable to common stockholders. Net income attributable to the common stockholders is equal to the net income less dividends paid on redeemable convertible preferred stock and unvested shares with any remaining earnings allocated in accordance with the bylaws between the outstanding common and preferred stock as of the end of each period.

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

On January 1, 2018, we adopted Topic 606 by applying the modified retrospective transition method to all of our contracts. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. The adoption of Topic 606 did not have a material impact on our revenue recognition policies, however, as a result of adopting the new standard, we changed our treatment of commissions paid to employees, which we previously expensed as incurred. Under the new standard, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract and amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. Based on the results of our evaluation, the adoption of Topic 606 did not have a material impact on our consolidated financial statements for the year ended December 31, 2018. Additionally, the cumulative effect to the opening balance sheet on January 1, 2018 from the adoption of Topic 606 was not material.

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
December 31, 2018, 2017 and 2016

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

On February 25, 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" or Topic 842, which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We plan to adopt Topic 842 effective January 1, 2019. The update must be adopted using a modified retrospective approach. In July 2018, the FASB amended the update to allow entities to apply the transition requirements of Topic 842 at the adoption date rather than at the beginning of the earliest comparative period presented. We plan to use this optional transition method, which will require us to record the effect of initially applying Topic 842 as a cumulative-effect adjustment to retained earnings on January 1, 2019.

We plan to use the package of practical expedients for the adoption of Topic 842, which will allow us not to reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any existing leases qualify for capitalization under Topic 842. Additionally, we plan to use the hindsight practical expedient when determining the lease term and assessing impairment of right-of-use assets. While we are still evaluating the impact the update will have on our consolidated financial statements, we estimate that the adoption of Topic 842 will result in the recognition of approximately $28.4 million of leased right-of-use assets, $1.1 million of property and equipment, $29.4 million of lease liabilities, net of the reduction to deferred rent liability, and less than $0.1 million as a reduction of accumulated deficit, within the consolidated balance sheets as of January 1, 2019. We do not expect the adoption of Topic 842 to have a material impact on our consolidated statements of operations.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

Note 3. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	December 31,
	2018	2017
Accounts receivable	$52,850	$44,554
Allowance for doubtful accounts	(1,425)	(1,449)
Allowance for product returns	(1,915)	(2,471)
Accounts receivable, net	$49,510	$40,634

For the years ended December 31, 2018, 2017 and 2016, we recorded a provision for doubtful accounts of $0.1 million, $0.5 million and $0.6 million, respectively.

For the years ended December 31, 2018, 2017 and 2016, we recorded a $0.3 million, $2.1 million and $2.1 million reserve for product returns in our hardware and other revenue, respectively. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 4. Inventory, Net

The components of inventory, net are as follows (in thousands):

	December 31,
	2018	2017
Raw materials	$6,396	$7,484
Finished goods	16,594	6,693
Total inventory, net	$22,990	$14,177

Note 5. Property and Equipment, Net

Furniture and fixtures, computer software and equipment, leasehold improvements and real property are recorded at cost and presented net of depreciation. We record land at historical cost. During the application development phase, we record capitalized development costs in our construction in progress account and then reclass the asset to internal-use software when the project is ready for its intended use, which is usually when the code goes into production. Furniture and fixtures and computer software and equipment are depreciated on a straight-line basis over lives ranging from three to five years. Internal-use software is amortized on a straight-line basis over a three-year period. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Real property is amortized on a straight-line basis over 15 years.

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2018	2017
Furniture and fixtures	$4,102	$3,699
Computer software and equipment	16,228	11,624
Internal-use software	5,072	1,643
Construction in progress	3,790	4,605
Leasehold improvements	18,338	15,849
Real property	707	502
Land	508	398
Total property and equipment	48,745	38,320
Accumulated depreciation	(20,988)	(14,861)
Property and equipment, net	$27,757	$23,459

Depreciation expense related to property and equipment for the years ended December 31, 2018, 2017 and 2016 was $5.7 million, $5.4 million and $4.7 million, respectively. Amortization expense related to internal-use software of $0.8 million, $0.4 million and $0.4 million was included in those expenses for the years ended December 31, 2018, 2017 and 2016, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

Within the Alarm.com segment, we disposed of and wrote off $1.4 million and $0.8 million of capitalized costs to research and development expenses within the consolidated statements of operations primarily related to the design of internal-use software that no longer met the requirements for capitalization during the years ended December 31, 2018 and 2017. There were no disposals and write-offs of property and equipment that impacted the consolidated statements of operations during the year ended December 31, 2016.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

Goodwill of $36.6 million reflects the value of acquired workforce and synergies we expect to achieve from integrating support for Connect's security service providers and for the Software platform. The goodwill will be deductible for tax purposes. We allocated goodwill to reporting units based on expected benefit from our synergies, and have allocated the goodwill to the Alarm.com segment.

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

Developed Technology

Developed technology primarily consists of intellectual property of proprietary software that is marketed for sale. The Software platform is software for interactive security, automation and related solutions that is typically deployed and operated by the service provider in its own network operations center. We valued the developed technology by applying the relief from royalty method, an income approach. We used several assumptions in the relief from royalty method, which included royalty rate and discount rate. We are amortizing the Connect developed technology, valued at $4.4 million, on an attribution method based on the discounted cash flows of the model over an estimated useful life of three years. Other developed technologies, valued at $0.3 million, were also acquired.

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
December 31, 2018, 2017 and 2016

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
December 31, 2018, 2017 and 2016

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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2017	$24,723	$—	$24,723
Goodwill acquired	38,868	—	38,868
Balance as of December 31, 2017	63,591	—	63,591
Goodwill acquired	—	—	—
Balance as of December 31, 2018	$63,591	$—	$63,591

On January 1, 2017, we acquired ObjectVideo Labs and recorded $2.3 million of goodwill in the Alarm.com segment. On March 8, 2017, in connection with the Acquisition, we recorded $36.6 million of goodwill in the Alarm.com segment. There were no impairments of goodwill recorded during the years ended December 31, 2018, 2017 or 2016. As of December 31, 2018, the accumulated balance of goodwill impairments was $4.8 million, which is related to our acquisition of EnergyHub in 2013.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2017	$3,363	$1,048	$157	$4,568
Intangible assets acquired	93,260	8,570	170	102,000
Amortization	(8,097)	(4,086)	(99)	(12,282)
Balance as of December 31, 2017	88,526	5,532	228	94,286
Amortization	(11,262)	(3,854)	(103)	(15,219)
Balance as of December 31, 2018	$77,264	$1,678	$125	$79,067

We recorded $15.2 million, $12.3 million and $1.8 million of amortization related to our intangible assets for the years ended December 31, 2018, 2017 and 2016, respectively. There were no impairments of long-lived assets during the years ended December 31, 2018, 2017 and 2016.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

The following tables reflect the weighted-average remaining life and carrying value of finite-lived intangible assets (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(26,662)	$77,264	9.9
Developed technology	13,959	(12,281)	1,678	2.1
Trade name	1,084	(959)	125	2.4
Other	234	(234)	—	—
Total intangible assets	$119,203	$(40,136)	$79,067

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(15,400)	$88,526	10.8
Developed technology	13,959	(8,427)	5,532	2.1
Trade name	1,084	(856)	228	3.3
Other	234	(234)	—	—
Total intangible assets	$119,203	$(24,917)	$94,286

The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ended December 31,	Amortization
2019	$13,644
2020	12,217
2021	11,062
2022	9,371
2023	7,842
2024 and thereafter	24,931
Total future amortization expense	$79,067

Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.9 million and $2.4 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, $0.5 million of patent costs were included in other current assets and $2.4 million and $1.9 million of patent costs were included in other assets, respectively. In October 2018, we purchased six patents for $1.1 million, which increased our historical patent costs related to purchased patents and patent licenses to $5.9 million. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to twelve years. Patent cost amortization of $0.5 million, $0.7 million and $0.6 million was included in cost of SaaS and license revenue in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. Patent cost amortization of less than $0.1 million was included in amortization and depreciation in our consolidated statements of operations for the year ended December 31, 2018. There was no amortization of patent costs included in amortization and depreciation during the years ended December 31, 2017 and 2016.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

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

In May 2018, the loan agreement with our distribution partner was amended to convert the entire $4.0 million note receivable outstanding into a $4.0 million term loan. The term loan matures on July 31, 2022 and requires annual principal repayments of $1.0 million on July 31 of each year, commencing on July 31, 2019. The term loan also requires monthly interest payments, with interest accruing on the outstanding principal balance at a rate per annum equal to 6.0% through June 30, 2018 and a rate per annum equal to the LIBOR rate on the first of any interest period plus 7.0% beginning on July 1, 2018. As of December 31, 2018, $1.0 million and $3.0 million of the note receivable balance was included in other current assets and other assets in our consolidated balance sheets, respectively. As of December 31, 2017, the $4.0 million note receivable balance was included in other current assets.

In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues at a rate of 8.5% per annum and requires monthly interest payments. The $3.0 million loan receivable balance was included in other assets as of December 31, 2018 and 2017.

For the years ended December 31, 2018 and 2017, we recognized $1.3 million and $1.2 million of revenue from the distribution partners associated with these loans.

Loan to a Supplier

In October 2018, we entered into a Promissory Note with one of our suppliers, which was amended in November 2018, January 2019 and February 2019 as a result of the supplier's financial restructuring. Under the Promissory Note, we agreed to provide the supplier up to $6.6 million, collateralized by all assets owned by the supplier and subject to certain liens from another secured creditor. Interest on the outstanding principal is accrued at a rate per annum equal to 12.0%, of which 6.0% per annum is payable in cash and the remaining 6.0% per annum is payable in kind. The repayment of accrued interest is due quarterly beginning with the quarter ending March 31, 2019. The repayment of principal is due at the term date, which is the earlier of (i) October 3, 2023, (ii) the occurrence of a change of control, (iii) one day following the maturity day of the supplier's senior indebtedness or (iv) immediately upon the acceleration of the supplier's senior indebtedness.

As of December 31, 2018, the outstanding balance on the Promissory Note was $3.4 million, including paid-in-kind interest, and was included in other assets in our consolidated balance sheets prior to any adjustments for impairment. The Promissory Note was funded by converting $2.0 million of prepaid assets and a disbursement of $1.3 million of cash. Based on our recoverability assessment, we believed it was probable that the Promissory Note was fully impaired as of December 31, 2018. Accordingly, an impairment of $3.3 million and a reduction of $0.1 million of paid-in-kind interest was recorded during the three months ended December 31, 2018. The impairment charge was included in general and administrative expense in our consolidated statements of operations. See Note 2 for further details on our recoverability assessment and subsequent agreements with the supplier.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

Note 9. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2018
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$117,392	$—	$—	$117,392
Total	$117,392	$—	$—	$117,392
Liabilities:
Subsidiary unit awards	$—	$—	$385	$385
Total	$—	$—	$385	$385

	Fair Value Measurements on a Recurring Basis as of December 31, 2017
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market account	$65,620	$—	$—	$65,620
Total	$65,620	$—	$—	$65,620
Liabilities:
Subsidiary unit awards	$—	$—	$3,160	$3,160
Total	$—	$—	$3,160	$3,160

The following table summarizes the change in fair value of the Level 3 liabilities for subsidiary unit awards with significant unobservable inputs (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2018	Year Ended December 31, 2017
Beginning of period balance	$3,160	$2,768
Total losses included in earnings	27	392
Settlements	(2,802)	—
End of period balance	$385	$3,160

The money market account is included in our cash and cash equivalents in our consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The liability for the subsidiary unit awards relates to agreements established with employees of our subsidiaries for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We account for these subsidiary awards using fair value and establish liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue and future collection of financed customer receivables, the unobservable inputs, and we will record any changes in the employee's compensation expense. Some of the awards are subject to the employees' continued employment and therefore recorded on a straight-line basis over the remaining service period. During the year ended December 31, 2018, we settled $2.8 million of the liability related to the subsidiary unit awards. The remaining liability balances are included in either accounts payable, accrued expenses and other current liabilities or other liabilities in our consolidated balance sheets (see Note 11).

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2018, 2017 and 2016. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the years ended December 31, 2018, 2017 and 2016.

Note 10. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	December 31, 2018	December 31, 2017
Accounts payable	$20,214	$17,008
Accrued expenses	34,557	4,301
Subsidiary unit awards	200	2,802
Other current liabilities	3,459	4,973
Accounts payable, accrued expenses and other current liabilities	$58,430	$29,084

The components of other liabilities are as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred rent	$11,656	$12,279
Other liabilities	1,650	1,646
Other liabilities	$13,306	$13,925

Note 11. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During the years ended December 31, 2018 and 2017, we repaid $4.0 million and $1.0 million of the outstanding balance of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the year ended December 31, 2018, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the years ended December 31, 2018, 2017 and 2016, the effective interest rate on the credit facilities was 4.13%, 4.16% and 5.81%.

The carrying value of the 2017 Facility was $67.0 million and $71.0 million as of December 31, 2018 and 2017. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2018 and 2017. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

1.25:1.00. As of December 31, 2018, we were in compliance with all financial and non-financial covenants and there were no events of default.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018 (see Note 12).

Commitments and Contingencies

Repurchase of Subsidiary Units

In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted an award of subsidiary stock to the founder and president. The vesting of the award is based upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined to be June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the first payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash based on the future collection of financed customer receivables from 2018 to 2020 that existed as of the valuation date. During 2018, we settled $2.8 million of the liability related to the subsidiary unit awards. We recorded a liability of $0.2 million in accounts payable, accrued expenses and other current liabilities and $0.2 million in other liabilities related to this commitment in our consolidated balance sheet as of December 31, 2018. We recorded a liability of $2.8 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.4 million in other liabilities related to this commitment in our consolidated balance sheet as of December 31, 2017.

At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense (see Note 9).

Leases

We lease office space and office equipment under non-cancelable operating leases with various expiration dates through 2026. We recognize rent expense for lease payments on a straight-line basis over the expected lease term and amortize tenant improvement allowances over the term of the lease. In August 2014, we signed a lease for new office space in Tysons, Virginia, where we relocated our headquarters in February 2016. The lease term ends in 2026 and includes a five-year renewal option, an $8.0 million tenant improvement allowance and scheduled rent increases. During 2016, we entered into amendments to this lease which provided for 30,662 square feet of additional office space and an additional $1.7 million in tenant improvement allowance. We took possession of the additional space in February 2017 and we were allowed to utilize the tenant improvement allowance for design prior to moving into the space. In October 2018, we entered into another amendment to the lease for our corporate headquarters, which provides for 23,493 square feet of additional office space and an additional $1.1 million in tenant improvement allowance. We took possession of the additional space in November 2018 and have not utilized the tenant improvement allowance for the additional space. As of December 31, 2018, $9.7 million of the total $10.8 million tenant improvement allowance was utilized.

Rent expense was $6.3 million, $6.2 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the future minimum lease payments under the non-cancelable operating leases as of December 31, 2018 (in thousands):

Year Ended December 31,	Minimum Lease Payments
2019	$7,044
2020	7,168
2021	6,974
2022	6,719
2023	6,348
2024 and thereafter	14,838
Total	$49,091

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

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

Letters of Credit

As of December 31, 2018 and 2017, we had no outstanding letters of credit under the 2017 Facility.

Legal Proceedings

In September 2014, Icontrol Networks, Inc., or Icontrol, filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet Technologies, LLC, or SecureNet, infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. In March 2017, Alarm.com acquired certain assets and intellectual property from Icontrol, including the patents in suit and the ongoing patent infringement lawsuit. The Court conducted a jury trial in February 2019, which resulted in a finding that upheld the validity of the patent claims in one of the patents at issue, but that SecureNet did not infringe certain claims of the three Icontrol patents in suit. Any appeal of the verdict will be due 30 days after the Court enters a final judgment.

On August 24, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Southern District of Texas. The complaint seeks injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the ipDatatel products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 7,956,736; 8,478,871; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees, from ipDatatel. The Court has scheduled commencement of trial in August 2019. ipDatatel's motion for dismissal based on alleged patent ineligibility as to each patent in suit was denied without prejudice but ipDatatel renewed the motion. On July 26, 2018, ipDatatel answered the complaint by denying the patent infringement allegations and asserting several affirmative defenses, including invalidity and unenforceability. ipDatatel also asserted antitrust counterclaims based on alleged inequitable conduct in connection with the prosecution of one or more patents-in-suit. In September 2018, ipDataTel filed petitions for inter partes review of four of the patents-in-suit before the U.S. Patent Trial and Appeal Board, or PTAB. On October 19, 2018, the Court issued a claim construction which, among other things, determined that certain claim terms of two of the patents-in-suit were indefinite. Fact discovery is ongoing and opening expert reports are due in March 2019.

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

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the PTAB of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. On December 7, 2018, the U.S. District Court, District of Utah ordered that (i) litigation regarding the nine claims (from two patents) rejected by the PTO during the reexaminations be stayed until May 15, 2019 and (ii) a hearing on the parties’ cross motions for claim construction and Alarm.com’s motions for partial summary judgment as to invalidity and infringement be set for April 3, 2019. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects.

Should Vivint prevail in proving Alarm.com infringes one or more of its patent claims, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of the legal claim and proceeding against us cannot be predicted with certainty. We believe we have valid defenses to Vivint’s claims. Based on currently available information, we determined a loss is not probable or reasonably estimable at this time.

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

On December 19, 2018, the Court granted plaintiffs’ motion for preliminary approval of the Settlement Agreement and certified the class for settlement purposes. The Preliminary Approval Order provides that the administrator must commence the notice process no later than February 18, 2019. Class members will have sixty days from the commencement of notice to file claims, opt out of the settlement or object to the settlement. The Final Approval Hearing is currently scheduled for August 13, 2019.

We made an initial payment of $5.0 million to the settlement administrator on January 2, 2019, and the remaining payment will take place ten business days after the effective date of the Settlement Agreement, which is five business days following the later of the following events: (1) the date upon which the time expires for filing a notice of appeal of the Court’s Final Approval Order and Judgment; or (2) if there is an appeal or appeals of the Final Approval Order and Judgment, and the appellate court enters an order either dismissing the appeal(s) or affirming the Final Approval Order and Judgment without material modification, the date upon which the time expires for seeking review of that order. The release of claims includes all alleged damages incurred related to the lawsuit. Any attorneys’ fees awarded by the Court and all costs of notice and claims administration will be paid from the settlement fund.

The $28.0 million settlement is reflected in general and administrative expenses within our consolidated statements of operations for the year ended December 31, 2018. The unpaid amount of the settlement is reflected as an accrued expense in accounts payable, accrued expenses and other current liabilities within our consolidated balance sheet as of December 31, 2018.

On August 14, 2017, Alarm.com filed a lawsuit against ABS Capital Partners, Inc., ABS Partners V, LLC, ABS Partners VII, LLC, and Ralph Terkowitz in the Delaware Court of Chancery, or the Chancery Court. On September 22, 2017, Alarm.com filed an amended complaint against ABS Capital Partners, Inc., ABS Partners V, LLC, and ABS Partners VII, LLC, alleging claims of misappropriation of trade secrets and misappropriation of confidential information. The amended complaint seeks damages, declaratory relief, and injunctive relief enjoining the defendants from using Alarm.com’s trade secrets and confidential information to compete with Alarm.com. On October 6, 2017, the defendants filed a motion to dismiss the lawsuit. On June 15, 2018, the Chancery Court dismissed our complaint. On July 13, 2018, Alarm.com filed a Notice of Appeal with the Delaware Supreme Court. On August 30, 2018, Alarm.com filed its Opening Brief in the Delaware Supreme Court. The defendants filed a response on October 1, 2018, and Alarm.com filed a reply on October 16, 2018. On February 6, 2019, the Supreme Court of Delaware

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

heard oral argument on the appeal, and on February 7, 2019, the Supreme Court of Delaware summarily affirmed the Chancery Court’s dismissal of our complaint.

On March 29, 2018, a putative class action lawsuit was filed against us by Nick Fisher in the U.S. District Court for the Northern District of Illinois, alleging violations of the TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFAPA. The complaint alleged that Alarm.com and another defendant, Nortek Security & Control LLC, violated the TCPA and TCFAPA through purportedly unauthorized telephone calls to Fisher, and sought to hold us responsible for the alleged calls, including under principles of agency and vicarious liability. The complaint sought monetary damages under the TCPA and TCFAPA, injunctive relief, and other relief, including attorneys' fees. We answered the complaint and filed a motion to dismiss the complaint on June 18, 2018. On November 1, 2018, the Court granted our motion to dismiss the complaint without prejudice as to plaintiff’s claims alleging vicarious liability for violations of the TCPA, and with prejudice as to plaintiff’s remaining claims.

In addition to the matters described above, we may be a party to litigation and subject to claims incident to the ordinary course of business, and we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business.

Other than the preceding matters, we are not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible or probable of having a material adverse effect on our financial position, results of operations or cash flows. We reserve for contingent liabilities based on ASC 450, "Contingencies," when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that, in the event of a material unfavorable result in one or more claims, we will not incur material costs.

Note 12. Stockholders' Equity

Authorized shares

We are authorized to issue two classes of stock, common stock and preferred stock. On June 9, 2015, the board of directors amended and restated our Amended and Restated Certificate of Incorporation, effective upon the closing of our IPO on July 1, 2015, and authorized us to issue up to 300,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

Common and Preferred Stock

As of December 31, 2018 and 2017, there were 48,103,038 and 47,215,720 shares of common stock issued, and 48,102,081 and 47,202,310 shares of common stock outstanding, respectively. As of December 31, 2018 and 2017, there were no preferred shares issued and outstanding. Each outstanding share of common stock is entitled to one vote per share.

Stock Repurchase Program

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $75.0 million of the Company’s outstanding common stock during the two-year period ending November 29, 2020. No shares of the Company's stock were repurchased under this program during the year ended December 31, 2018.

Note 13. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,
Stock-based compensation expense data:	2018	2017	2016
Sales and marketing	$1,196	$561	$536
General and administrative	4,901	2,638	1,430
Research and development	7,332	4,214	2,035
Total stock-based compensation expense	$13,429	$7,413	$4,001

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options and assumed options	$3,511	$3,913	$3,783
Restricted stock units	9,770	3,366	141
Restricted stock awards	1	19	—
Employee stock purchase plan	147	115	77
Total stock-based compensation expense	$13,429	$7,413	$4,001
Tax benefit from stock-based awards	$7,581	$12,719	$5,048

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

In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan, or the 2009 Plan. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of December 31, 2018, 7,455,706 shares remained available for future grant under the 2015 Plan.

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

Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were 957 and 13,281 unvested shares of common stock outstanding subject to our right of repurchase as of December 31, 2018 and 2017, respectively. We repurchased 107 and 1,492 of these unvested shares of common stock related to early exercised stock options in connection with employee terminations during the years ended December 31, 2018 and 2017, respectively. We recorded less than $0.1 million and $0.1 million in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets for the proceeds from the early exercise of the unvested stock options as of December 31, 2018 and 2017, respectively.

We account for stock-based compensation options based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

We value our stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options. The expected term represents the period of time the stock options are expected to be outstanding and is based on the "simplified method." Under the "simplified method," the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options. Expected volatility is based on historical volatilities of our stock and publicly traded stock of comparable companies over the estimated expected term of the stock options.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

There were 219,450, 252,100 and 653,900 stock options granted during the years ended December 31, 2018, 2017 and 2016, respectively. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is 0%.

The following table summarizes the assumptions used for estimating the fair value of stock options granted:

Year Ended December 31,
	2018	2017	2016
Volatility	41.9 - 60.8%	44.4 - 61.6%	47.6 - 50.6%
Expected term	6.3 years	6.3 years	5.6 - 6.3 years
Risk-free interest rate	2.3 - 3.0%	2.0 - 2.2%	1.3 - 1.9%
Dividend rate	—%	—%	—%

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	2,686,976	$10.67	6.4	$72,823
Granted	219,450	40.27
Exercised	(804,640)	6.39		32,738
Forfeited	(31,486)	17.21
Expired	(12,500)	15.08
Outstanding as of December 31, 2018	2,057,800	$15.37	6.3	$75,101
Vested and expected to vest as of December 31, 2018	2,058,757	$15.37	6.3	$75,139
Exercisable as of December 31, 2018	1,326,800	$9.42	5.4	$56,329

The weighted average grant date fair value for our stock options granted during the years ended December 31, 2018, 2017 and 2016 was $19.43, $14.95 and $8.77, respectively. The total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $3.5 million, $3.5 million and $2.2 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $32.7 million, $35.0 million and $14.1 million, respectively. As of December 31, 2018, the total compensation cost related to nonvested awards not yet recognized was $4.6 million, which will be recognized over a weighted average period of 2.2 years. Cash received from exercises of stock options was $5.2 million, $2.6 million and $1.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

The following table summarizes the assumptions used for estimating the fair value of stock options assumed from the Connect business unit of Icontrol:

Year Ended December 31,
2017
Volatility	42.7 - 44.4%
Expected term	2.5 - 5.0 years
Risk-free interest rate	1.4 - 2.0%
Dividend rate	—%

The following table summarizes the assumed stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	41,639	$5.88	7.2	$1,327
Exercised	(17,603)	5.16		682
Forfeited	(1,666)	4.55
Expired	(737)	4.48
Outstanding as of December 31, 2018	21,633	$6.61	6.5	$979
Vested and expected to vest as of December 31, 2018	21,633	$6.61	6.5	$979
Exercisable as of December 31, 2018	15,142	$5.94	6.3	$696

The weighted average grant date fair value for the assumed stock options granted during the year ended December 31, 2017 was $4.78. There were no new grants assumed under the Icontrol Plans in 2018. The total fair value of assumed stock options vested during the years ended December 31, 2018 and 2017 was $0.1 million. The aggregate intrinsic value of assumed stock options exercised during the years ended December 31, 2018 and 2017 was $0.7 million and $0.3 million, respectively. As of December 31, 2018, the total compensation cost related to the nonvested awards not yet recognized was less than $0.1 million, which will be recognized over a weighted average period of 0.7 years. Cash received from exercises of stock options was $0.1 million and less than $0.1 million during the years ended December 31, 2018 and 2017, respectively.

Restricted Stock Awards

In March 2017, we assumed 1,622 stock options from Connect upon completion of the Acquisition, which were early exercised according to the provisions of the Icontrol Plans for which the employees had not yet provided service for the applicable vesting periods. We canceled those stock options and issued restricted stock awards, or RSAs, with no exercise price at the fair value of Alarm.com common stock upon the closing of the Acquisition and recorded less than $0.1 million of compensation expense during the years ended December 31, 2018 and 2017. There were no outstanding RSAs as of December 31, 2018. There were no repurchases of RSAs during the years ended December 31, 2018 and 2016. We repurchased 750 RSAs in connection with employee terminations during the year ended December 31, 2017.

Restricted Stock Units

There was an aggregate of 381,545, 534,146 and 61,482 RSUs granted to certain of our employees during the years ended December 31, 2018, 2017 and 2016. The RSUs vest over a five-year period from the vesting commencement date, which is generally the grant date. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The condition for vesting of the RSUs is based on continued employment. As of December 31, 2018, the total unrecognized compensation expense related to RSU awards granted amounted to $21.2 million, which is expected to be recognized over a weighted average period of 2.7 years.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	558,268	$34.71	$21,075
Granted	381,545	43.03
Vested	(36,051)	32.29	1,734
Forfeited	(32,010)	37.04
Outstanding as of December 31, 2018	871,752	$38.37	$45,218
Vested and expected to vest as of December 31, 2018	871,752	$38.37	$45,218

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of December 31, 2018, 2,030,995 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. For the years ended December 31, 2018, 2017 and 2016, an aggregate of 29,131, 25,616 and 31,797 shares were purchased by employees for which we recognized $0.1 million, $0.1 million and $0.1 million of compensation expense, respectively. Compensation expense is recognized for the amount of the discount, net of actual forfeitures and voluntary withdrawals, over the six-month purchase period.

Note 14. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted EPS are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income	$21,524	$29,251	$10,154
Less: income allocated to participating securities	(3)	(13)	(12)
Net income attributable to common stockholders (A)	$21,521	$29,238	$10,142
Weighted average common shares outstanding — basic (B)	47,633,739	46,682,141	45,716,757
Dilutive effect of stock options, RSUs and RSAs	2,058,445	2,471,807	2,158,765
Weighted average common shares outstanding — diluted (C)	49,692,184	49,153,948	47,875,522
Net income per share:
Basic (A/B)	$0.45	$0.63	$0.22
Diluted (A/C)	$0.43	$0.59	$0.21

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
	2018	2017	2016
Stock options	229,294	258,917	197,350
RSAs	—	129	—
RSUs	148,175	188,050	25,640
Common stock subject to repurchase	957	13,281	29,835

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

Note 15. Significant Service Providers

During the years ended December 31, 2018, 2017 and 2016, our 10 largest revenue service provider partners accounted for 57%, 60% and 60% of our consolidated revenue. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the years ended December 31, 2018 and 2017. Another one of our service provider partners in the Alarm.com segment individually represented greater than 10% but not more than 15% of our revenue for the years ended December 31, 2017 and 2016.

One individual service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2018 and 2017.

Note 16. Income Taxes

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

The components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$741	$584	$7,227
State	653	(88)	1,829
Foreign	263	6	—
Total Current	1,657	502	9,056
Deferred
Federal	(8,821)	3,837	(4,283)
State	(2,643)	(1,368)	(546)
Foreign	(18)	19	—
Total Deferred	(11,482)	2,488	(4,829)
Total	$(9,825)	$2,990	$4,227

The difference between the income tax expense at the federal statutory rate and income tax expense in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income tax expense, net of federal benefits	(3.4)	0.1	4.9
Nondeductible meals and entertainment	2.1	0.6	1.6
Nondeductible employee fringe benefits	1.3	—	—
Research and development tax credits	(48.7)	(16.1)	(10.8)
Tax windfall benefits	(55.7)	(36.5)	—
Change in tax rate due to tax reform	—	27.8	—
Change in tax rate	(1.4)	(0.6)	(0.1)
Other	0.8	(1.0)	(1.2)
Effective rate	(84.0)%	9.3%	29.4%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

The components of our net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets, non-current
Provision for doubtful accounts	$576	$714
Provision for notes receivable	829	—
Accrued expenses	9,588	2,362
Deferred revenue	2,226	2,455
Deferred rent	3,334	3,384
Stock-based compensation	6,064	3,613
Acquisition costs	3,092	3,310
Subsidiary unit compensation	138	1,413
Equity investments	119	116
Net operating losses	1,210	1,357
Tax credits	5,140	2,546
Intangible assets and prepaid patent licenses	758	156
Other	158	160
Total deferred tax assets, non-current	33,232	21,586
Deferred tax liabilities, non-current
Intangible assets and prepaid patent licenses	(12)	(74)
Depreciation	(3,393)	(2,917)
Sales commissions	(704)	—
Contingent liability	(172)	(171)
Total deferred tax liabilities, non-current	(4,281)	(3,162)
Net deferred tax assets, non-current	$28,951	$18,424

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest expense) is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$1,973	$681	$506
Additions based on tax positions of the current year	857	718	197
Additions based on tax positions of prior year	147	373	79
Additions resulting from acquisitions	—	277	—
Decreases due to lapse of applicable statute of limitations	(176)	(76)	—
Decreases related to settlements of prior year tax positions	—	—	(101)
Ending balance	$2,801	$1,973	$681

Our effective income tax rates were (84.0)%, 9.3% and 29.4% for the years ended December 31, 2018, 2017 and 2016, respectively. Our effective tax rates were below the statutory rate primarily due to the tax windfall benefits from employee stock-based payment transactions and research and development tax credits claimed, partially offset by the impact of non-deductible meal and entertainment expenses. For the year ended December 31, 2018, state taxes also contributed to an effective tax rate that was below the statutory rate.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of December 31, 2018 and 2017. Accordingly, we have not recorded a valuation allowance as of December 31, 2018 and 2017.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

realized upon settlement. We recorded unrecognized tax benefits of $0.8 million, $1.0 million and $0.2 million for research and development tax credits claimed during the years ended December 31, 2018, 2017 and 2016, respectively. We also recorded an unrecognized tax benefit of $0.3 million within our Canadian subsidiary related to an existing net operating loss acquired as part of the Acquisition in 2017.

As of December 31, 2018 and 2017, we accrued $0.1 million and less than $0.1 million of total interest related to unrecognized tax benefits, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We are not aware of any events that make it reasonably possible that there would be a significant change in our unrecognized tax benefits over the next twelve months. Our cumulative liability for uncertain tax positions was $2.8 million and $2.0 million as of December 31, 2018 and 2017, respectively, and if recognized, would reduce our income tax expense and the effective tax rate.

We file income tax returns in the United States and Canada. We are no longer subject to U.S. income tax examinations for years prior to 2015, with the exception that operating loss carryforwards generated prior to 2015 may be subject to tax audit adjustment. We are generally no longer subject to state and local income tax examinations by tax authorities for years prior to 2015.

As of December 31, 2018, we had federal net operating loss carryforwards of $5.3 million, which are scheduled to begin to expire in 2030, As of December 31, 2018, we had state net operating loss carryforwards of $2.0 million, which are scheduled to begin to expire in 2027. As of December 31, 2018, we had federal research and development tax credit carryforwards of $4.3 million, which are scheduled to begin to expire in 2037. As of December 31, 2018, we had state research and development tax credit carryforwards of $3.2 million, which are scheduled to begin to expire in 2021.The federal net operating loss carryforward arose in connection with the 2013 acquisition of EnergyHub. Utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change limitations as provided by the Internal Revenue Code of 1986, as amended.

Note 17. Segment Information

We have two reportable segments:

•Alarm.com segment

•Other segment

Our chief operating decision maker is our chief executive officer. Management determined the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results.

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 93%, 94% and 94% of our revenue for the years ended December 31, 2018, 2017 and 2016. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

Management evaluates the performance of its segments and allocates resources to them based on operating income (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the table below (in thousands):

	Year Ended December 31, 2018
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$278,013	$13,059	$—	$—	$291,072
Hardware and other revenue	119,221	20,316	(4,749)	(5,366)	129,422
Total revenue	397,234	33,375	(4,749)	(5,366)	420,494
Operating income / (loss)	16,927	(4,708)	(273)	256	12,202
Assets	482,666	19,629	(61,309)	(1)	440,985

	Year Ended December 31, 2017
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$227,583	$8,700	$—	$—	$236,283
Hardware and other revenue	92,445	15,154	(2,945)	(2,000)	102,654
Total revenue	320,028	23,854	(2,945)	(2,000)	338,937
Operating income / (loss)	41,439	(8,248)	(175)	358	33,374
Assets	405,915	19,144	(53,267)	(151)	371,641

	Year Ended December 31, 2016
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$168,732	$4,808	$—	$—	$173,540
Hardware and other revenue	79,049	14,018	(2,863)	(2,638)	87,566
Total revenue	247,781	18,826	(2,863)	(2,638)	261,106
Operating income / (loss)	21,282	(7,229)	(312)	317	14,058

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $41.3 million, $29.7 million and $0 for the years ended December 31, 2018, 2017 and 2016, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2018, 2017 and 2016.

Depreciation and amortization expense was $21.4 million, $17.4 million and $6.3 million for the Alarm.com segment for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation and amortization expense was $0.3 million, $0.3 million and $0.2 million for the Other segment for the years ended December 31, 2018, 2017 and 2016, respectively. Additions to property and equipment were $11.7 million, $9.3 million and $5.7 million for the Alarm.com segment for the years ended December 31, 2018, 2017 and 2016, respectively. Additions to property and equipment were $0.1 million, $0.1 million and less than $0.1 million for the Other segment for the years ended December 31, 2018, 2017 and 2016, respectively.

We derived substantially all revenue from North America for the years ended December 31, 2018, 2017 and 2016. Substantially all our long-lived assets were in North America as of December 31, 2018 and 2017.

Note 18. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of December 31, 2018 and 2017, our investment balance in our installation partner was $0. During the years ended December 31, 2018, 2017 and 2016, we recorded $0.4 million, $0.7 million and $1.3 million of cost of hardware and other revenue in connection with this installation partner. As of December 31, 2018 and 2017, the accounts payable balance to our installation partner was less than $0.1 million. In September 2014, we loaned $0.3 million to our installation partner under a secured promissory note that accrued interest at 8.0%. Interest was payable monthly with the entire principal balance plus accrued but unpaid interest due at maturity in September 2018.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements - (Continued)
December 31, 2018, 2017 and 2016

Note 19. Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly consolidated statement of operations data for each of our eight most recently completed quarters. In the opinion of management, the information for each of these quarters has been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of financial information in accordance with GAAP. Historical results are not necessarily indicative of results that may be achieved in future periods, and operating results for quarterly periods are not necessarily indicative of operating results for a full year. Further, information about the $28.0 million expense recorded in general and administrative expense during the three months ended September 30, 2018, which relates to the agreement reached to settle the legal matter alleging violations of the TCPA and may affect the comparability of the quarterly financial data presented below, is included in Note 11. Information about the $3.3 million expense recorded in general and administrative expense during the three months ended December 31, 2018, which relates to the impairment of the Promissory Note provided to one of our suppliers and may affect the comparability of the quarterly financial data presented below, is included in Note 2 and Note 8. The selected consolidated statements of operation data in amounts are presented below (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Total revenue	$74,194	$85,988	$89,962	$88,793	$92,756	$104,488	$111,848	$111,402
Total cost of revenue	26,635	29,835	31,833	27,885	28,377	36,488	41,992	38,858

Net income / (loss)	3,963	9,865	15,103	320	10,515	10,733	(7,652)	7,928
Net income / (loss) per share:
Basic	$0.09	$0.21	$0.32	$0.01	$0.22	$0.23	$(0.16)	$0.16
Diluted	$0.08	$0.20	$0.31	$0.01	$0.21	$0.22	$(0.16)	$0.16

Schedule II – Valuation and Qualifying Accounts and Reserves

Alarm.com Holdings, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$1,449	$—	$149	$(173)	$1,425
Allowance for product returns	2,471	273	—	(829)	1,915
Allowance for notes receivable	—	—	3,319	—	3,319
Year ended December 31, 2017
Allowance for doubtful accounts	$1,282	$—	$453	$(286)	$1,449
Allowance for product returns	2,314	2,055	—	(1,898)	2,471
Year ended December 31, 2016
Allowance for doubtful accounts	$1,315	$—	$648	$(681)	$1,282
Allowance for product returns	2,116	2,071	—	(1,873)	2,314

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2018. The report of PricewaterhouseCoopers LLP is incorporated by reference to Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

We will file a definitive Proxy Statement for our Annual Meeting, or our 2019 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of our 2019 Proxy Statement under the captions "Information Regarding Committees of the Board Of Directors," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

We have adopted a written Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Conduct is available on the Investors section of our website, www.alarm.com, under "Corporate Governance." We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of our 2019 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of our 2019 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of our 2019 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section of our 2019 Proxy Statement under the caption "Principal Accountant Fees and Services."

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm
(2) Consolidated Financial Statement Schedule
(3) Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Agreement and Plan of Merger by and among the Registrant, EnergyHub Holdings, Inc. EnergyHub, Inc. and Shareholder Representative Services LLC, as stockholder representative, dated May 3, 2013	S-1	333-204428	2.1	May 22, 2015
2.2	Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated as of June 23, 2016	8-K	001-37461	2.1	June 23, 2016
2.3	Amendment No. 1 to Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated November 15, 2016	8-K	001-37461	2.1	November 16, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	July 2, 2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37461	3.2	July 2, 2015
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
10.1	Deed of Lease between Registrant and 8150 Leesburg Pike, L.L.C., dated April 21, 2009, as amended July 21, 2010, April 28, 2011, January 10, 2012, June 5, 2012, December 7, 2012, March 12, 2013 and May 29, 2013	S-1	333-204428	10.1	May 22, 2015
10.2	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.3	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015	10-Q	001-37461	10.1	August 15, 2016
10.4	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015	10-Q	001-37461	10.2	August 15, 2016
10.5	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016	10-Q	001-37461	10.3	August 15, 2016
10.6	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016	10-Q	001-37461	10.3	November 14, 2016
10.7	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017	10-K	001-37461	10.7	March 16, 2017
10.8*	Sixth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated October 10, 2018
10.9†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.10†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.11†	Form of Option Grant Package under 2015 Equity Incentive Plan	10-K	001-37461	10.10	February 28, 2018

10.12†*	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan
10.13†	Form of Early Exercise Restricted Stock Purchase Agreement	10-K	001-37461	10.7	February 29, 2016
10.14†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.15†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 11, 2015
10.16†	Offer Letter by and between the Registrant and Steve Valenzuela dated October 12, 2016	8-K	001-37461	10.1	November 14, 2016
10.17	Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated May 8, 2014	S-1	333-204428	10.10	May 22, 2015
10.18	Second Amendment to Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated December 7, 2015	10-K	001-37461	10.12	February 29, 2016
10.19	Third Amendment to Credit Agreement by and among Alarm.com Holdings, Inc., Alarm.com Incorporated, Silicon Valley Bank and the several lenders from time to time parties thereto, dated August 10, 2016	10-Q	001-37461	10.4	August 15, 2016
10.20#	Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics Funding LP, dated October 22, 2007, as amended by Amendment No. 1 dated January 15, 2008 and the Second Amendment dated February 23, 2013	S-1/A	333-204428	10.11	June 19, 2015
10.21#	Third Amendment to Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics International, Inc.	10-K	001-37461	10.14	February 29, 2016
10.22#	Fourth Amendment to Alarm.com Dealer Program Agreement by and between the Registrant and Monitronics International, Inc., dated September 13, 2017	10-Q	001-37461	10.1	November 9, 2017
10.23#	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016	10-Q	001-37461	10.2	November 14, 2016
10.24	Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated October 6, 2017	10-Q	001-37461	10.2	November 9, 2017
10.25*
First Amendment to the Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated November 30, 2018

10.26	Indemnity Agreement by and between the Registrant and Michelle K. Lee, dated January 17, 2018	8-K	001-37461	10.1	January 23, 2018
10.27*
Class Action Settlement Agreement by and between Alarm.com Holdings, Inc., Alarm.com Incorporated, Abante Rooter and Plumbing, Inc., Mark Hankins and Philip J. Charvat, individually and on behalf of all others similarly situated

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

Alarm.com Holdings, Inc.

Date:	March 1, 2019	By:	/s/ Stephen Trundle
Stephen Trundle
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Trundle	President, Chief Executive Officer and Director	March 1, 2019
Stephen Trundle	(Principal Executive Officer)

/s/ Steve Valenzuela	Chief Financial Officer	March 1, 2019
Steve Valenzuela	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy McAdam	Chairman of the Board of Directors	March 1, 2019
Timothy McAdam

/s/ Donald Clarke	Director	March 1, 2019
Donald Clarke

/s/ Michelle Lee	Director	March 1, 2019
Michelle Lee

/s/ Darius G. Nevin	Director	March 1, 2019
Darius G. Nevin

/s/ Hugh Panero	Director	March 1, 2019
Hugh Panero

/s/ Mayo Shattuck	Director	March 1, 2019
Mayo Shattuck