Form 10-Q
period 2019-03-31
Alarm.com Holdings, Inc.
filed 2019-05-09
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ALRM	The Nasdaq Stock Market LLC

As of May 1, 2019, there were 48,332,829 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
SaaS and license revenue	$80,055	$67,988
Hardware and other revenue	32,280	24,768
Total revenue	112,335	92,756
Cost of revenue(1):
Cost of SaaS and license revenue	12,325	10,806
Cost of hardware and other revenue	26,625	17,571
Total cost of revenue	38,950	28,377
Operating expenses:
Sales and marketing	13,228	10,822
General and administrative	19,212	16,162
Research and development	26,496	20,377
Amortization and depreciation	5,228	5,025
Total operating expenses	64,164	52,386
Operating income	9,221	11,993
Interest expense	(821)	(672)
Other income, net	852	396
Income before income taxes	9,252	11,717
Provision for income taxes	242	1,202
Net income	9,010	10,515
Income allocated to participating securities	—	(3)
Net income attributable to common stockholders	$9,010	$10,512

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.19	$0.22
Diluted	$0.18	$0.21
Weighted average common shares outstanding:
Basic	48,172,243	47,226,382
Diluted	50,172,818	49,268,255
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$122,442	$146,061
Accounts receivable, net	56,123	49,510
Inventory, net	25,714	22,990
Other current assets	36,302	9,502
Total current assets	240,581	228,063
Property and equipment, net	29,366	27,757
Intangible assets, net	75,560	79,067
Goodwill	63,591	63,591
Deferred tax assets	28,817	28,952
Operating lease right-of-use assets	28,413	—
Other assets	13,574	13,555
Total assets	$479,902	$440,985
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$57,155	$58,430
Accrued compensation	8,563	13,484
Deferred revenue	3,698	3,356
Operating lease liabilities	6,227	—
Total current liabilities	75,643	75,270
Deferred revenue	7,838	7,820
Long-term debt	66,000	67,000
Operating lease liabilities	36,305	—
Other liabilities	1,620	13,306
Total liabilities	187,406	163,396
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 48,249,988 and 48,103,038 shares issued; and 48,249,211 and 48,102,081 shares outstanding as of March 31, 2019 and December 31, 2018, respectively.	482	481
Additional paid-in capital	346,998	341,139
Accumulated deficit	(54,984)	(64,031)
Total stockholders’ equity	292,496	277,589
Total liabilities and stockholders’ equity	$479,902	$440,985

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows (used in) / from operating activities:	2019	2018
Net income	$9,010	$10,515
Adjustments to reconcile net income to net cash (used in) / from operating activities:
Provision for doubtful accounts	260	13
Reserve for product returns	(120)	—
Amortization on patents and tooling	167	236
Amortization and depreciation	5,228	5,025
Amortization of debt issuance costs	27	27
Amortization of operating lease right-of-use assets	1,478	—
Deferred income taxes	135	204
Stock-based compensation	4,266	2,669
Changes in operating assets and liabilities:
Accounts receivable	(6,753)	(3,013)
Inventory	(2,724)	1,287
Other current and non-current assets	(2,367)	(5,563)
Accounts payable, accrued expenses and other current liabilities	(9,460)	(7,001)
Deferred revenue	360	(545)
Other liabilities	(694)	(334)
Cash flows (used in) / from operating activities	(1,187)	3,520
Cash flows used in investing activities:
Additions to property and equipment	(2,962)	(3,047)
Issuances of notes receivable	(20,061)	—
Cash flows used in investing activities	(23,023)	(3,047)
Cash flows from / (used in) financing activities:
Repayments of credit facility	(1,000)	(1,000)
Issuances of common stock from equity based plans	1,591	996
Cash flows from / (used in) financing activities	591	(4)
Net (decrease) / increase in cash and cash equivalents	(23,619)	469
Cash and cash equivalents at beginning of the period	146,061	96,329
Cash and cash equivalents at end of the period	$122,442	$96,798

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	48,102	$481	$341,139	$(64,031)	$277,589
Adoption of accounting standard on leases	—	—	—	—	—	37	37
Common stock issued in connection with equity based plans	—	—	147	1	1,590	—	1,591
Vesting of common stock subject to repurchase	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	4,267	—	4,267
Net income	—	—	—	—	—	9,010	9,010
Balance as of March 31, 2019	—	$—	48,249	$482	$346,998	$(54,984)	$292,496

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	47,202	$472	$321,032	$(88,677)	$232,827
Adoption of accounting standard on revenue recognition	—	—	—	—	—	3,122	3,122
Common stock issued in connection with equity based plans	—	—	86	1	995	—	996
Vesting of common stock subject to repurchase	—	—	3	—	14	—	14
Stock-based compensation expense	—	—	—	—	2,784	—	2,784
Net income	—	—	—	—	—	10,515	10,515
Balance as of March 31, 2018	—	$—	47,291	$473	$324,825	$(75,040)	$250,258

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2019 and 2018
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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2019, or the Annual Report. The condensed consolidated balance sheet as of December 31, 2018 was derived from our audited financial statements, but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2019.

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

Significant Accounting Policies

Except for as disclosed herein, there have been no other material changes to our significant accounting policies during the three months ended March 31, 2019 from those disclosed in our Annual Report.

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
March 31, 2019 and 2018

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
March 31, 2019 and 2018

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

Software License Revenue

Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Software platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service. Our software license revenue during the three months ended March 31, 2019 was $11.0 million, as compared to $9.9 million for the same period in the prior year.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended March 31, 2019, our reserve against revenue for hardware returns was 1%, as compared to 2% for the same period in the prior year. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide assurance-type warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. These warranties were not identified as separate performance obligations.

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $8.9 million and $9.2 million as of March 31, 2019 and December 31, 2018, respectively, which combines current and long-term balances.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of software license revenue during each of the three months ended March 31, 2019 and 2018 was $0.4 million. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, which we purchase from an original equipment manufacturer, and other devices. Our cost of hardware and other revenue also includes royalty costs in connection with technology licensed from third-party providers.

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

The current portion of capitalized commission costs is included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs is reflected in other assets within our condensed consolidated balance sheets. We amortized capitalized commission costs of $0.5 million during each of the three months ended March 31, 2019 and 2018.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our capitalized commission costs or any other contract assets during the three months ended March 31, 2019 and 2018.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

The changes in our contract assets are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning of period balance	$2,881	$—
Commission costs capitalized in period	716	3,443
Amortization of capitalized commission costs	(514)	(490)
End of period balance	$3,083	$2,953

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

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning of period balance	$11,176	$12,678
Revenue deferred in period	1,555	590
Revenue recognized from amounts included in contract liabilities	(1,195)	(1,135)
End of period balance	$11,536	$12,133

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Leases

We determine if an arrangement contains a lease at the inception of the arrangement. As part of the lease determination process, we assess several factors, including, but not limited to, whether we have the right to control and direct the use of the asset and whether the other party has a substantive substitution right. If we enter into leases that contain multiple components, we identify separate lease components based on whether or not the right to use the underlying assets is distinct and either highly dependent or highly interrelated with other rights in the contract. We also evaluate whether there are any non-lease components in the arrangement. For certain classes of underlying assets, such as data centers, we have elected not to separate non-lease components from lease components. For all other classes of underlying assets, if separate lease and non-lease components are identified, we allocate the consideration in the contract to the lease and non-lease components using the relative stand-alone selling price method at the lease inception.

Many of our leases include options to renew at our sole discretion. We also have several leases that provide us an option to terminate the lease prior to the end of the lease term. These renewal and termination options are included in the lease term at the commencement date when we are reasonably certain the options will be exercised. When assessing the likelihood of electing these options, we consider the length of the renewal period, market conditions, our expansion plans, the existence of a termination penalty, as well as other factors. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments.

Right-of-use, or ROU, assets represent our right to use an underlying asset for the term of the lease and lease liabilities represent our obligation to make lease payments throughout the term of the lease. ROU assets and lease liabilities are recognized as of the commencement date of the lease based on the present value of contractual lease payments due over the term of the lease. We use our incremental borrowing rate to determine the present value of the lease payments, as our leases do not state the rate implicit in the lease. Our incremental borrowing rate is determined on a collateralized basis at the commencement date of the lease.

ROU assets and lease liabilities resulting from operating leases are recorded on our condensed consolidated balance sheets. We did not have any finance leases or subleases as of March 31, 2019 and December 31, 2018.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

Lease expense is recognized on a straight-line basis over the term of the lease and is recorded in general and administrative expense. Some of our leases include tenant improvement allowances, which are recorded when we are reasonably certain to utilize the allowance and are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Leases with an initial lease term of twelve months or less are considered short-term leases. Short-term leases are not recorded on our condensed consolidated balance sheets. Expenses associated with short-term leases are recognized on a straight-line basis over the term of the lease and are recorded in general and administrative expense. Short-term lease costs were immaterial for the three months ended March 31, 2019.

Recent Accounting Pronouncements

Adopted

On February 25, 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, “Leases (Topic 842)” or Topic 842, which requires lessees to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB amended the update to allow entities to apply the transition requirements of Topic 842 at the adoption date rather than at the beginning of the earliest comparative period presented. Accordingly, the amendments in Topic 842 were effective for us beginning January 1, 2019.

On January 1, 2019, we adopted Topic 842 by applying the modified retrospective approach to all of our leases in effect as of that date. We used the optional transition method, which required us to record the initial effect of Topic 842 as a cumulative-effect adjustment to retained earnings on January 1, 2019. Additionally, we elected to use the package of practical expedients for the adoption of Topic 842, which allowed us not to reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any existing leases qualify for capitalization under Topic 842. We also used the hindsight practical expedient when determining the lease term and assessing impairment of ROU assets.

The adoption of Topic 842 resulted in the recording of the following amounts on our condensed consolidated balance sheets (in thousands):

Balance Sheet Caption	As of January 1, 2019
Property and equipment, net	1,057
Operating lease right-of-use assets	28,432
Operating lease liabilities (current)	5,699
Operating lease liabilities (noncurrent)	36,957
Accounts payable, accrued expenses and other current liabilities	(1,548)
Other liabilities	(11,656)
Accumulated deficit	37

The adoption of Topic 842 did not materially impact our condensed consolidated statements of operations, condensed consolidated statement of equity and condensed consolidated statements of cash flows.

Not Yet Adopted

On June 16, 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. From November 2018 to April 2019, amendments to Topic 326 were issued to clarify numerous accounting topics. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective on a modified retrospective basis for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2018. We are currently assessing the impact this pronouncement may have on our trade receivables and notes receivables.

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
March 31, 2019 and 2018

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

Note 3. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$59,417	$52,850
Allowance for doubtful accounts	(1,655)	(1,425)
Allowance for product returns	(1,639)	(1,915)
Accounts receivable, net	$56,123	$49,510

For the three months ended March 31, 2019, we recorded a provision for doubtful accounts of $0.3 million, as compared to less than $0.1 million for the same period in the prior year.

For the three months ended March 31, 2019, we recorded a reduction to the reserve for product returns in our hardware and other revenue of $0.1 million, as compared to no reserve recorded for the same period in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 4. Inventory, Net

The components of inventory, net are as follows (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$7,602	$6,396
Finished goods	18,112	16,594
Total inventory, net	$25,714	$22,990

Note 5. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2019	$63,591	$—	$63,591
Goodwill acquired	—	—	—
Balance as of March 31, 2019	$63,591	$—	$63,591

There were no impairments of goodwill during the three months ended March 31, 2019 and 2018.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2019	$77,264	$1,678	$125	$79,067
Amortization	(3,177)	(309)	(21)	(3,507)
Balance as of March 31, 2019	$74,087	$1,369	$104	$75,560

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

We recorded $3.5 million of amortization related to our intangible assets for the three months ended March 31, 2019, as compared to $3.8 million for the same period in the prior year. There were no impairments of long-lived intangible assets during the three months ended March 31, 2019 and 2018.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(29,839)	$74,087	9.7
Developed technology	13,959	(12,590)	1,369	2.0
Trade name	1,084	(980)	104	2.2
Other	234	(234)	—	—
Total intangible assets	$119,203	$(43,643)	$75,560

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(26,662)	$77,264	9.9
Developed technology	13,959	(12,281)	1,678	2.1
Trade name	1,084	(959)	125	2.4
Other	234	(234)	—	—
Total intangible assets	$119,203	$(40,136)	$79,067

Note 6. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.8 million and $2.9 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, $0.5 million of patent costs were included in other current assets and $2.3 million and $2.4 million of patent costs were included in other assets, respectively. We have $5.9 million of historical cost in purchased patents and patent licenses. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to twelve years. Patent cost amortization of $0.1 million for the three months ended March 31, 2019, as compared to $0.2 million for the same period in the prior year, was included in cost of SaaS and license revenue in our condensed consolidated statements of operations. Patent cost amortization of less than $0.1 million was included in amortization and depreciation in our condensed consolidated statements of operations for the three months ended March 31, 2019. There was no amortization of patent costs included in amortization and depreciation during the three months ended March 31, 2018.

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

In May 2018, the loan agreement with our distribution partner was amended to convert the entire $4.0 million note receivable outstanding into a $4.0 million term loan. The term loan matures on July 31, 2022 and requires annual principal repayments of $1.0 million on July 31 of each year, commencing on July 31, 2019. The term loan also requires monthly interest payments, with interest accruing on the outstanding principal balance at a rate per annum equal to 6.0% through June 30, 2018

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

and a rate per annum equal to the LIBOR rate on the first of any interest period plus 7.0% beginning on July 1, 2018. As of March 31, 2019 and December 31, 2018, $1.0 million of the note receivable balance was included in other current assets in our condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, $3.0 million of the note receivable balance was included in other assets in our condensed consolidated balance sheets.

In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues at a rate of 8.5% per annum and requires monthly interest payments. The $3.0 million loan receivable balance was included in other assets as of March 31, 2019 and December 31, 2018.

For the three months ended March 31, 2019, we recognized $0.4 million of revenue from the distribution partners associated with these loans, as compared to $0.2 million for the same period in the prior year.

Loan to a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers, or the Promissory Note, which was amended in November 2018, January 2018 and February 2019 as a result of the hardware supplier's financial restructuring. The Promissory Note was in default as of March 31, 2019. In March 2019, we entered into a separate secured promissory note with the same hardware supplier, which, together with the Promissory Note, we refer to as the Promissory Notes. Under the Promissory Notes, we agreed to provide the hardware supplier up to $7.4 million, collateralized by all assets owned by the supplier. Interest on the outstanding principal is accrued at a rate per annum equal to 12.0%, of which 6.0% per annum is payable in cash and the remaining 6.0% per annum is payable in kind. The repayment of accrued interest is due quarterly beginning with the quarter ended March 31, 2019. The repayment of principal is due at the term date, which is the earlier of (i) the five-year anniversary of the issuance date of each of the Promissory Notes, (ii) the occurrence of a change of control, (iii) one day following the maturity day of the hardware supplier's senior indebtedness or (iv) immediately upon the acceleration of the hardware supplier's senior indebtedness.

In March 2019, we also purchased and acquired a secured promissory note, or the Acquired Promissory Note, that matured on March 30, 2019 and was originally executed between our hardware supplier and another third-party secured creditor. The Acquired Promissory Note had an outstanding balance of $26.6 million as of December 31, 2018, including interest, and was in default as of March 31, 2019. Interest on the outstanding principal is accrued at a rate per annum equal to 13.0%. Under the terms of the Acquired Promissory Note, we paid $16.4 million to the third-party secured creditor in exchange for all of the rights associated with the Acquired Promissory Note, including a security interest and a right to enforce that interest against all assets owned by the hardware supplier. In addition to the $16.4 million paid in March 2019, we agreed to pay the third-party secured creditor an additional $6.0 million in September 2019, subject to certain contingencies measured as of May 4, 2019. Based on the outcome of those contingencies, we recorded a $6.0 million liability as of March 31, 2019 related to the Acquired Promissory Note, which was reflected in accounts payable, accrued expenses and other current liabilities. The fair value of the Acquired Promissory Note as of March 31, 2019 was $22.4 million, which represents the cash consideration already paid and the remaining cash consideration to be paid to the third party.

As of March 31, 2019 and December 31, 2018, the outstanding balance of the Promissory Notes and the Acquired Promissory Note excluding interest was $29.4 million and $3.3 million, and was included in other current assets and other assets, respectively, in our condensed consolidated balance sheets prior to any adjustments for impairment. Based on our recoverability assessment, we believed the $3.7 million funded under the Promissory Notes during the three months ended March 31, 2019, and the fair value of the Acquired Promissory Note totaling $22.4 million, were not impaired as of March 31, 2019. This assessment reflects our improved position as a secured creditor relative to other secured creditors of the hardware supplier, as well as the value of the collateral securing the Promissory Notes and Acquired Promissory Note, which exceeded the $29.4 million outstanding balance as of March 31, 2019.

On May 6, 2019, we entered into a forbearance agreement with the hardware supplier, or the Forbearance Agreement. Under the Forbearance Agreement, the hardware supplier agreed to pay us the outstanding balance of principal and interest under the Promissory Notes and Acquired Promissory Note before June 30, 2019. In consideration for the full and timely payments under the Forbearance Agreement, we have agreed to temporarily forbear from exercising the remedies available to us with respect to the collateral securing the Promissory Notes and Acquired Promissory Note.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

Note 7. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2019
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$94,255	$—	$—	$94,255
Total	$94,255	$—	$—	$94,255
Liabilities:
Subsidiary unit awards	$—	$—	$185	$185
Total	$—	$—	$185	$185

	Fair Value Measurements on a Recurring Basis as of December 31, 2018
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$117,392	$—	$—	$117,392
Total	$117,392	$—	$—	$117,392
Liabilities:
Subsidiary unit awards	$—	$—	$385	$385
Total	$—	$—	$385	$385

The following table summarizes the change in fair value of the Level 3 liabilities for subsidiary unit awards with significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning of period balance	$385	$3,160
Total losses included in earnings	—	31
Settlements	(200)	(2,802)
End of period balance	$185	$389

The money market accounts are included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The liability for the subsidiary unit awards relates to agreements established with employees of our subsidiaries for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We account for these subsidiary awards using fair value and establish liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the awards through the anticipated repurchase dates. We estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue and future collection of financed customer receivables, the unobservable inputs, and we will record any changes in the employee's compensation expense. Some of the awards are subject to the employees' continued employment and therefore recorded on a straight-line basis over the remaining service period. During the three months ended March 31, 2019, we settled $0.2 million of the liability related to the subsidiary unit awards. The remaining liability balances are included in either accounts payable, accrued expenses and other current liabilities or other liabilities in our condensed consolidated balance sheets (see Note 10).

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2019 and 2018. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three months ended March 31, 2019 and 2018.

Note 8. Leases

We lease office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $10.8 million. As of March 31, 2019, we had utilized $9.7 million of the total $10.8 million tenant improvement allowance.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

Three Months Ended March 31, 2019
Operating lease cost	$1,803
Cash paid for amounts included in the measurement of operating lease liabilities	1,908
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	1,459
Weighted-average remaining lease term — operating leases	6.5 years
Weighted-average discount rate — operating leases	3.0%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2019	$5,591
2020	7,335
2021	7,159
2022	6,499
2023	6,097
2024 and thereafter	14,219
Total lease payments	46,900
Less: imputed interest(2)	4,368
Present value of lease liabilities	$42,532
_______________
(1)Operating lease payments exclude $6.6 million of legally binding minimum lease payments for leases executed but not yet commenced. There were no options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

Prior to our adoption of Topic 842, rent expense was $6.3 million, $6.2 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

The following table presents the future minimum lease payments under the non-cancelable operating leases as of December 31, 2018 prior to our adoption of Topic 842 (in thousands):

Year Ended December 31,	Minimum Lease Payments
2019	$7,044
2020	7,168
2021	6,974
2022	6,719
2023	6,348
2024 and thereafter	14,838
Total	$49,091

Note 9. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable	$20,298	$20,214
Accrued expenses	34,672	34,557
Subsidiary unit awards	129	200
Other current liabilities	2,056	3,459
Accounts payable, accrued expenses and other current liabilities	$57,155	$58,430

The components of other liabilities are as follows (in thousands):

	March 31, 2019	December 31, 2018
Deferred rent	$—	$11,656
Other liabilities	1,620	1,650
Other liabilities	$1,620	$13,306

Note 10. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During each of the three months ended March 31, 2019 and 2018, we repaid $1.0 million of the outstanding balance of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the three months ended March 31, 2019, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the three months ended March 31, 2019, the effective interest rate on the 2017 Facility was 4.88%, as compared to 3.77% for the same period in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

The carrying value of the 2017 Facility was $66.0 million and $67.0 million as of March 31, 2019 and December 31, 2018, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of March 31, 2019 and December 31, 2018. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of March 31, 2019, we were in compliance with all financial and non-financial covenants and there were no events of default.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

Commitments and Contingencies

Repurchase of Subsidiary Units

In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted an award of subsidiary stock to the founder and president. The vesting of the award is based upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined to be June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the first payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash based on the future collection of financed customer receivables from 2018 to 2020 that existed as of the valuation date. During the three months ended March 31, 2019, we settled $0.2 million of the liability related to the subsidiary unit awards. We recorded a liability of $0.1 million in accounts payable, accrued expenses and other current liabilities and $0.1 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of March 31, 2019. We recorded a liability of $0.2 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.2 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of December 31, 2018.

At each reporting date until the respective payment dates, we will remeasure these liabilities, and we will record any changes in fair value in general and administrative expense (see Note 7).

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

Letters of Credit

As of March 31, 2019 and December 31, 2018, we had no outstanding letters of credit under the 2017 Facility.

Legal Proceedings

In September 2014, Icontrol Networks, Inc., or Icontrol, filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet Technologies, LLC, or SecureNet, infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. In March 2017, Alarm.com acquired certain assets and intellectual property from Icontrol, including the patents in suit and the ongoing patent infringement lawsuit. The Court conducted a jury trial in February 2019, which resulted in a finding that upheld the validity of the patent claims in one of the patents at issue, but that SecureNet did not infringe certain claims of the three Icontrol patents in suit. Following entry of final judgment, Alarm.com filed a motion for a new trial and renewed request for judgment as a matter of law.

On August 24, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Southern District of Texas. The complaint seeks injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the ipDatatel products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 7,956,736; 8,478,871; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees, from ipDatatel. ipDatatel's motion for dismissal based on alleged patent ineligibility as to each patent in suit was denied without prejudice but ipDatatel

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

renewed the motion. The Court stated it will issue a schedule for the remainder of the case after issuing an order on ipDatatel’s renewed motion. On July 26, 2018, ipDatatel answered the complaint by denying the patent infringement allegations and asserting several affirmative defenses, including invalidity and unenforceability. ipDatatel also asserted antitrust counterclaims based on alleged inequitable conduct in connection with the prosecution of one or more patents-in-suit. In September 2018, ipDataTel filed petitions for inter partes review of four of the patents-in-suit before the U.S. Patent Trial and Appeal Board, or PTAB. The PTAB has instituted proceedings related to two of those four patents-in-suit: U.S. Patent Nos. 7,956,736 and 8,478,871. On October 19, 2018, the Court issued a claim construction which, among other things, determined that certain claim terms of two of the patents-in-suit were indefinite.

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees, from Protect America and SecureNet. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. In September 2017, Alarm.com voluntarily dismissed the amended complaint in the United States District Court of the Eastern District of Virginia and refiled a complaint against Protect America, with substantially the same allegations, in the United States District Court of the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Western District of Texas. In March 2019, the parties agreed to dismiss U.S. Patent Nos. 7,633,385, 8,395,494, and 8,493,202 from the case without prejudice. Protect America moved to dismiss U.S. Patent No. 9,141,276 based on invalidity. The Court has scheduled a claim construction hearing for May 2019, but has not yet scheduled a jury trial.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the PTAB of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The U.S. District Court, District of Utah has ordered the litigation regarding the nine claims (from two patents) rejected by the PTO during the reexaminations be stayed until November 15, 2019. On April 3, 2019, the U.S. District Court, District of Utah heard argument on the parties’ cross motions for claim construction and Alarm.com’s motion for partial summary judgment as to invalidity. Decisions on these motions are pending. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. The PTAB ordered the parties to submit briefs on the effect of the Federal Circuit’s December 20, 2018 decision, with briefing to conclude in May 2019.

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
March 31, 2019 and 2018

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

On December 19, 2018, the Court granted plaintiffs’ motion for preliminary approval of the Settlement Agreement and certified the class for settlement purposes. Pursuant to the Preliminary Approval Order, the administrator provided notice of the settlement to class members, and class members had to file claims, opt out of the settlement or object to the settlement by April 16, 2019. The Final Approval Hearing is currently scheduled for August 13, 2019.

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

The $28.0 million settlement was reflected in general and administrative expenses within our condensed consolidated statements of operations for the three and nine months ended September 30, 2018. The unpaid amount of the settlement is reflected as an accrued expense in accounts payable, accrued expenses and other current liabilities within our condensed consolidated balance sheet as of March 31, 2019.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

Note 11. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Sales and marketing	$380	$235
General and administrative	1,267	1,028
Research and development	2,619	1,406
Total stock-based compensation expense	$4,266	$2,669

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options and assumed options	$793	$728
Restricted stock units	3,429	1,900
Restricted stock awards	—	1
Employee stock purchase plan	44	40
Total stock-based compensation expense	$4,266	$2,669
Tax benefit from stock-based awards	$1,314	$449

We granted an aggregate of 8,000 stock options pursuant to our 2015 Equity Incentive Plan, or 2015 Plan, during the three months ended March 31, 2019, as compared to an aggregate of 28,000 stock options for the same period in the prior year. There were 85,466 stock options exercised during the three months ended March 31, 2019, as compared to 58,745 stock options for the same period in the prior year. We granted an aggregate of 190,250 restricted stock units during the three months ended March 31, 2019, as compared to an aggregate of 47,648 restricted stock units for the same period in the prior year. There were 43,460 restricted stock units that vested during the three months ended March 31, 2019. No restricted stock units vested during the three months ended March 31, 2018.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

Note 12. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share, or EPS, are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$9,010	$10,515
Less: income allocated to participating securities	—	(3)
Net income attributable to common stockholders (A)	$9,010	$10,512
Weighted average common shares outstanding — basic (B)	48,172,243	47,226,382
Dilutive effect of stock options, RSUs and RSAs	2,000,575	2,041,873
Weighted average common shares outstanding — diluted (C)	50,172,818	49,268,255
Net income per share:
Basic (A/B)	$0.19	$0.22
Diluted (A/C)	$0.18	$0.21

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Stock options	46,693	231,951
RSAs	—	73
RSUs	181,350	150,100
Common stock subject to repurchase	777	10,214

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

Note 13. Significant Service Providers

During the three months ended March 31, 2019, our 10 largest revenue service provider partners accounted for 53% of our consolidated revenue, as compared to 59% for the same period in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three months ended March 31, 2019 and 2018. One of our service provider partners within the Alarm.com segment individually represented greater than 10% but not more than 15% of our revenue for the three months ended March 31, 2018.

One individual service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of March 31, 2019 and December 31, 2018.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

For the three months ended March 31, 2019, we recorded a provision for income taxes of $0.2 million, resulting in an effective income tax rate of 2.6%. For the three months ended March 31, 2018, we recorded a provision for income taxes of $1.2 million, resulting in an effective income tax rate of 10.3%. Our effective tax rates were below the statutory rate primarily due to the tax windfall benefits from employee stock-based payment transactions, foreign derived intangible income deduction and research and development tax credits claimed, partially offset by the impact of non-deductible meal and entertainment expenses and state taxes.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Based on our historical and expected future taxable earnings, we believe it is more likely than not that we will realize all of the benefit of the existing deferred tax assets as of March 31, 2019 and December 31, 2018. Accordingly, we have not recorded a valuation allowance as of March 31, 2019 and December 31, 2018.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We did not record an unrecognized tax benefit during the three months ended March 31, 2019. We recorded unrecognized tax benefits of $0.2 million for research and development tax credits claimed during the three months ended March 31, 2018.

As of March 31, 2019 and December 31, 2018, we had accrued $0.1 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed approximately 93% of our revenue for the three months ended March 31, 2019, as compared to approximately 95% for the same period in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019 and 2018

Management evaluates the performance of its segments and allocates resources to them based on operating income (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the table below (in thousands):

	Three Months Ended March 31, 2019
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$75,402	$4,653	$—	$—	$80,055
Hardware and other revenue	30,347	4,411	(999)	(1,479)	32,280
Total revenue	105,749	9,064	(999)	(1,479)	112,335
Operating income / (loss)	9,655	(484)	(35)	85	9,221

	Three Months Ended March 31, 2018
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$65,662	$2,326	$—	$—	$67,988
Hardware and other revenue	23,001	3,656	(782)	(1,107)	24,768
Total revenue	88,663	5,982	(782)	(1,107)	92,756
Operating income / (loss)	14,502	(2,537)	5	23	11,993

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of March 31, 2019	$514,474	$16,313	$(50,885)	$—	$479,902
Assets as of December 31, 2018	482,666	19,629	(61,309)	(1)	440,985

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $11.0 million for the three months ended March 31, 2019, as compared to $9.9 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2019 and 2018.

Depreciation and amortization expense was $5.2 million for the Alarm.com segment for the three months ended March 31, 2019, as compared to $4.9 million for the same period in the prior year. Depreciation and amortization expense was less than $0.1 million for the Other segment for the three months ended March 31, 2019, as compared to $0.1 million for the same period in the prior year. Additions to property and equipment were $2.3 million for the Alarm.com segment for the three months ended March 31, 2019, as compared to $3.0 million for the same period in the prior year. There were no additions to property and equipment for the Other segment for the three months ended March 31, 2019, as compared to less than $0.1 million for the same period in the prior year.

We derived substantially all of our revenue from North America for the three months ended March 31, 2019 and 2018. Substantially all of our long-lived assets were in North America as of March 31, 2019 and December 31, 2018.

Note 16. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of March 31, 2019 and December 31, 2018, our investment balance in our installation partner was zero. During each of the three months ended March 31, 2019 and 2018, we recorded $0.1 million of cost of hardware and other revenue in connection with this installation partner. As of March 31, 2019 and December 31, 2018, the accounts payable balance to our installation partner was less than $0.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on March 1, 2019 with the Securities and Exchange Commission, or the SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to our financial outlook; the impact of new accounting standards; our business strategy, plans and objectives for future operations; continued enhancements of our platform and new product offerings; our future financial and business performance and the potential impact of trade policies and related tariffs on our cost of hardware revenue and hardware revenue margins. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our solutions are delivered through an established network of over 8,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, gateway modules and smart thermostats. We believe that the length of our service relationships with residential and commercial property owners, combined with our robust platforms and over 15 years of operating experience, contribute to a compelling business model.

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

Highlights of First Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our service provider partners have indicated that they typically have three to five-year service contracts with residential or commercial property owners. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 71% of our revenue during the three months ended March 31, 2019, as compared to 73% in the same period in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 10% of our revenue during the three months ended March 31, 2019, as compared to 11% in the same period in the prior year.

We also generate revenue from the sale of hardware, including video cameras, cellular radio modules, thermostats, image sensors and other peripherals, that enables our solutions. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 29% of our revenue during the three months ended March 31, 2019, as compared to 27% in the same period in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•
SaaS and license revenue increased 18% to $80.1 million in the three months ended March 31, 2019 from $68.0 million in the three months ended March 31, 2018. Included in SaaS and license revenue was software license revenue, which increased to $11.0 million in the three months ended March 31, 2019 from $9.9 million in the three months ended March 31, 2018.

•	Revenue increased 21% to $112.3 million in the three months ended March 31, 2019 from $92.8 million in the three months ended March 31, 2018.

•	Net income was $9.0 million and $10.5 million for the three months ended March 31, 2019 and 2018, respectively.

•	Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $24.3 million in the three months ended March 31, 2019 from $23.0 million in the three months ended March 31, 2018.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three months ended March 31, 2019 and 2018.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
SaaS and license revenue	$80,055	$67,988
Adjusted EBITDA	24,252	22,958

	Twelve Months Ended March 31,
	2019	2018
SaaS and license revenue renewal rate	94%	93%

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

Adjusted EBITDA

Adjusted EBITDA represents our net income before interest expense, other income, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2019 and 2018.

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

Leases (Topic 842)

On February 25, 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, “Leases (Topic 842)” or Topic 842, which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB amended the update to allow entities to apply the transition requirements of Topic 842 at the adoption date rather than at the beginning of the earliest comparative period presented. The update must be adopted using a modified retrospective approach. The amendments in this update were effective beginning January 1, 2019.

On January 1, 2019, we adopted Topic 842 by applying the modified retrospective approach to all of our leases in effect as of this date. We used the optional transition method, which required us to record the initial effect of Topic 842 as a cumulative-effect adjustment to retained earnings on January 1, 2019. Additionally, we elected to use the package of practical expedients for the adoption of Topic 842, which allowed us not to reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) whether initial direct costs for any existing leases qualify for capitalization under Topic 842. We also used the hindsight practical expedient when determining the lease term and assessing impairment of right-of-use assets.

The adoption of Topic 842 resulted in the recording of the following amounts on our condensed consolidated balance sheets (in thousands):

Balance Sheet Caption	As of January 1, 2019
Property and equipment, net	1,057
Operating lease right-of-use assets	28,432
Operating lease liabilities (current)	5,699
Operating lease liabilities (noncurrent)	36,957
Accounts payable, accrued expenses and other current liabilities	(1,548)
Other liabilities	(11,656)
Accumulated deficit	37

The adoption of Topic 842 did not materially impact our condensed consolidated statements of operations, condensed consolidated statement of equity and condensed consolidated statements of cash flows.

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

Recently, the U.S. administration has called for significant changes to U.S. trade policy with respect to China. Throughout 2019, our thermostat product has been subject to an additional 25% import duty as a result of these changes. Approximately one third of the finished goods hardware products that we sell to our service provider partners are imported from China and could be subject to increased tariffs. To date, the additional import duties have had a modest impact on our cost of hardware revenue. If tariffs are increased or are expanded to apply to more of our products, such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 807 employees as of March 31, 2018 to 938 employees as of March 31, 2019, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 259 as of March 31, 2018 to 313 as of March 31, 2019. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 90 as of March 31, 2018 to 106 as of March 31, 2019. Excluding intellectual property litigation and acquisition-related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on litigation.

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

The number of employees in research and development functions grew from 458 as of March 31, 2018 to 519 as of March 31, 2019. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally. We expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our credit facility. On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. The 2017 Facility is available to us to refinance existing debt and for general corporate and working capital purposes as permitted under the terms of the 2017 Facility. Interest expense is expected to remain relatively consistent in 2019 as compared to 2018.

Other Income, Net

Other income, net consists of our portion of the income or loss from our minority investments in other businesses accounted for under the equity method and interest income earned on our cash and cash equivalents and our notes receivable.

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rates were different from the statutory rate primarily due to the tax windfall benefits from employee stock-based payment transactions, foreign derived intangible income deduction, and research and development tax credits claimed, partially offset by the impact of non-deductible meal and entertainment expenses and state taxes. We recognize excess tax windfall benefits on a discrete basis in the quarter in which it occurs, and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price and exercises of stock options under our equity incentive plans each period.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2019		2018
Revenue:
SaaS and license revenue	$80,055	71%	$67,988	73%
Hardware and other revenue	32,280	29	24,768	27
Total revenue	112,335	100	92,756	100
Cost of revenue(1):
Cost of SaaS and license revenue	12,325	11	10,806	12
Cost of hardware and other revenue	26,625	24	17,571	19
Total cost of revenue	38,950	35	28,377	31
Operating expenses:
Sales and marketing(2)	13,228	12	10,822	12
General and administrative(2)	19,212	17	16,162	17
Research and development(2)	26,496	23	20,377	22
Amortization and depreciation	5,228	5	5,025	5
Total operating expenses	64,164	57	52,386	56
Operating income	9,221	8	11,993	13
Interest expense	(821)	(1)	(672)	—
Other income, net	852	1	396	—
Income before income taxes	9,252	8	11,717	13
Provision for income taxes	242	—	1,202	2
Net income	$9,010	8%	$10,515	11%
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense data:
Sales and marketing	$380	$235
General and administrative	1,267	1,028
Research and development	2,619	1,406
Total stock-based compensation expense	$4,266	$2,669

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2019	2018
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	16%
Cost of hardware and other revenue as a percentage of hardware and other revenue	82%	71%
Total cost of revenue as a percentage of total revenue	35%	31%

Comparison of the Three Months Ended March 31, 2019 to March 31, 2018

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented:

Revenue

	Three Months Ended March 31,		% Change
	2019	2018

Revenue
SaaS and license revenue	$80,055	$67,988	18%
Hardware and other revenue	32,280	24,768	30
Total revenue	$112,335	$92,756	21%

The $19.6 million increase in total revenue for the three months ended March 31, 2019 as compared to the same period in the prior year was primarily the result of a $12.1 million, or 18%, increase in our SaaS and license revenue and a $7.5 million, or 30%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue increased $1.1 million to $11.0 million during the three months ended March 31, 2019 as compared to $9.9 million during the same period in the prior year. The increase in our Alarm.com segment SaaS and license revenue for the three months ended March 31, 2019 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2018. To a lesser extent, SaaS and license revenue increased in the period due to an increase in license fees. The increase in hardware and other revenue for the three months ended March 31, 2019 as compared to the same period in the prior year was due to an increase in the volume of video cameras sold. Our Other segment contributed 19% of the increase in SaaS and license revenue and 5% of the increase in hardware and other revenue for the three months ended March 31, 2019 as compared to the same period in the prior year. The increase in SaaS and license revenue for our Other segment for the three months ended March 31, 2019 as compared to the same period in the prior year was due to our remote access management solution and our energy management and demand response solutions. The increase in hardware and other revenue for our Other segment for the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to the timing of sales related to our remote access management solution.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2019	2018

Cost of revenue(1)
Cost of SaaS and license revenue	$12,325	$10,806	14%
Cost of hardware and other revenue	26,625	17,571	52
Total cost of revenue	$38,950	$28,377	37%
% of total revenue	35%	31%
_______________

(1)	Excludes amortization and depreciation shown in operating expenses.

The $10.6 million increase in cost of revenue for the three months ended March 31, 2019 as compared to the same period in the prior year was the result of a $9.1 million, or 52%, increase in cost of hardware and other revenue and a $1.5 million, or 14%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue decreased $0.1 million to $0.4 million for the three months ended March 31, 2019 as compared to the same period in the prior year. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped during the three months ended March 31, 2019 as compared to the same period in the prior year. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. Cost of hardware and other revenue as a percentage of hardware and other revenue was 82% for the three months ended March 31, 2019 and 71% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for the three months ended March 31, 2019 and 16% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 3% and 5% for the three months ended March 31, 2019 and 2018, respectively. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended March 31, 2019 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2019	2018

Sales and marketing	$13,228	$10,822	22%
% of total revenue	12%	12%

The $2.4 million increase in sales and marketing expense for the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to increases in headcount for our service provider partner support team to support our growth. Additionally, the increase in sales and marketing expense was due to increases in our marketing programs to support our service provider partners’ efforts to enroll new subscribers and expand the adoption of our solutions. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.4 million for the three months ended March 31, 2019. Our marketing expense for our Alarm.com segment increased $0.6 million for the three months ended March 31, 2019 as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $0.3 million for the three months ended March 31, 2019 as compared to the same period in the prior year primarily due to increases in headcount for our sales team. The number of employees in sales and marketing functions grew from 259 as of March 31, 2018 to 313 as of March 31, 2019. Sales and marketing expense as a percentage of total revenue was 12% for each of the three months ended March 31, 2019 and 2018, respectively.

General and Administrative Expense

	Three Months Ended March 31,		% Change
	2019	2018

General and administrative	$19,212	$16,162	19%
% of total revenue	17%	17%

The $3.1 million increase in general and administrative expense for the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to a $2.3 million increase in legal expenses related to ongoing intellectual property litigation within our Alarm.com segment and a $0.6 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth. Additionally, rent expense within the Alarm.com segment increased $0.5 million due in part to additional office space obtained in November 2018 for our corporate headquarters. General and administrative expenses from our Other segment decreased by $0.7 million for the three months ended March 31, 2019 as compared to the same period in the prior year primarily due to a decrease in expense for external consultants. The number of employees in general and administrative functions increased from 90 as of March 31, 2018 to 106 as of March 31, 2019.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2019	2018

Research and development	$26,496	$20,377	30%
% of total revenue	23%	22%

The $6.1 million increase in research and development expense for the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $5.2 million for the three months ended March 31, 2019 as compared to the same period in the prior year and our expenses for external consultants increased by $0.5 million. Research and development expense from our Other segment remained relatively consistent for the three months ended March 31, 2019 as compared to the same period in the prior year. The number of employees in research and development functions increased from 458 as of March 31, 2018 to 519 as of March 31, 2019.

Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2019	2018

Amortization and depreciation	$5,228	$5,025	4%
% of total revenue	5%	5%

The $0.2 million increase in amortization and depreciation for the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to customer relationships, developed technology and trade name intangibles acquired in connection with our March 2017 acquisition of certain assets and assumption of certain liabilities of the Connect line of business and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper line of business.

Interest Expense

	Three Months Ended March 31,		% Change
	2019	2018

Interest expense	$(821)	$(672)	22%
% of total revenue	(1)%	—%

The $0.1 million increase in interest expense for the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to an increase in the effective interest rate on the 2017 Facility resulting from the increase in the Eurodollar Base Rate, or LIBOR. This increase was partially offset by a lower average outstanding balance on our 2017 Facility.

Other Income, Net

	Three Months Ended March 31,		% Change
	2019	2018

Other income, net	$852	$396	115%
% of total revenue	1%	—%

Other income, net increased $0.5 million for the three months ended March 31, 2019 as compared to the same period in the prior year. Included in other income, net was interest income earned on our cash balance and interest income earned on notes receivable.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2019	2018

Provision for income taxes	$242	$1,202	(80)%
% of total revenue	—%	2%

The provision for incomes taxes decreased $1.0 million for the three months ended March 31, 2019 as compared to the same period in the prior year. Our effective tax rates were 2.6% and 10.3% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the provision for income taxes and the effective tax rate was primarily related to an increase in tax windfall benefits and foreign derived intangible income deduction for the three months ended March 31, 2019 as compared to the same period in the prior year.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 93% of our revenue for the three months ended March 31, 2019, as compared to 95% for the same period in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 733 employees as of March 31, 2018 to 865 employees as of March 31, 2019. Our Other segment remained relatively consistent, going from 74 employees as of March 31, 2018 to 73 employees as of March 31, 2019. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended March 31,
	2019			2018
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$75,402	$30,347	$59,617	$65,662	$23,001	$47,230
Other	4,653	4,411	4,547	2,326	3,656	5,156
Intersegment Alarm.com	—	(999)	—	—	(782)	—
Intersegment Other	—	(1,479)	—	—	(1,107)	—
Total	$80,055	$32,280	$64,164	$67,988	$24,768	$52,386

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $11.0 million for the three months ended March 31, 2019, as compared to $9.9 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2019 and 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the first quarter of 2019, we adopted ASU 2016-02, "Leases (Topic 842)." See Note 2 to our condensed consolidated financial statements for more information. Except as disclosed in Note 2, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 1, 2019, or Annual Report.

Recently Issued Accounting Standards

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$122,442	$146,061
Accounts receivable, net	56,123	49,510
Working capital	164,938	152,793

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2019 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of March 31, 2019, we had $122.4 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity financings.

We believe our existing cash and cash equivalents, together with our 2017 Facility, and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final nine months of fiscal year 2019, we expect our capital expenditure requirements to be approximately $8.0 million, primarily related to the continued build out of our leased office space to support our increasing headcount, including entry into an amendment to expand the office space leased for our corporate headquarters, as well as purchases of computer software and equipment. On August 30, 2018, we reached an agreement in principle to settle a putative class action lawsuit filed against us and Alarm.com Incorporated in the U.S. District Court for the Northern District of California. The tentative settlement was subject to the negotiation and execution of a definitive settlement agreement and Court approval. On October 25, 2018, we entered into a definitive settlement agreement, or the Settlement Agreement, with the plaintiffs. An initial payment of $5.0 million was made by us to the settlement administrator on January 2, 2019, and the remaining payment of $23.0 million shall take place ten business days after the effective date of the Settlement Agreement, which is five business days following the later of the following events: (1) the date upon which the time expires for filing a notice of appeal of the Court’s Final Approval Order and Judgment; or (2) if there is an appeal or appeals of the Final Approval Order and Judgment, and the appellate court enters an order either dismissing the appeal(s) or affirming the Final Approval Order and Judgment without material modification, the date upon which the time expires for seeking review of that order.

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers, or the Promissory Note, which was amended in November 2018, January 2018 and February 2019 as a result of the hardware supplier's financial restructuring. The Promissory Note was in default as of March 31, 2019. In March 2019, we entered into a separate secured promissory note with the same hardware supplier, which, together with the Promissory Note, we refer to as the Promissory Notes. In March 2019, we paid $16.4 million to acquire a secured promissory note, or the Acquired Promissory Note, that was originally executed between our hardware supplier and another third-party secured creditor. The Acquired Promissory Note had an outstanding balance of $26.6 million as of December 31, 2018, including interest, and was in default as of March 31, 2019. In addition to the $16.4 million paid in March 2019 for the Acquired Promissory Note, we agreed to pay the third-party secured creditor an additional $6.0 million in September 2019, subject to certain contingencies measured as of May 4, 2019. Based on the outcome of those contingencies, we recorded a $6.0 million liability as of March 31, 2019 related to the Acquired Promissory Note. As of March 31, 2019 and December 31, 2018, the outstanding balance of the Promissory Notes and the Acquired Promissory Note included in our condensed consolidated balance sheets was $29.4 million and $3.3 million, respectively, excluding interest and prior to any adjustments for impairment.

On May 6, 2019, we entered into a forbearance agreement with the hardware supplier, or the Forbearance Agreement. Under the Forbearance Agreement, the hardware supplier agreed to pay us the outstanding balance of principal and interest under the Promissory Notes and Acquired Promissory Note before June 30, 2019. In consideration for the full and timely payments under the Forbearance Agreement, we have agreed to temporarily forbear from exercising the remedies available to us with respect to the collateral securing the Promissory Notes and Acquired Promissory Note.

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

As of March 31, 2019, $66.0 million was outstanding under the 2017 Facility, no letters of credit were outstanding and $59.0 million remained available for borrowing under the 2017 Facility. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions without approval of the lenders. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. As of March 31, 2019, we were in compliance with all covenants under the 2017 Facility. Our outstanding amounts under the 2017 Facility are due at maturity in October 2022. The 2017 Facility is discussed in more detail below under “Debt Obligations.”

Dividends

We did not declare or pay dividends in the three months ended March 31, 2019 and 2018. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing the 2017 Facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flows (used in) / from operating activities	$(1,187)	$3,520
Cash flows used in investing activities	(23,023)	(3,047)
Cash flows from / (used in) financing activities	591	(4)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the three months ended March 31, 2019, cash flows used in operating activities were $1.2 million, compared to cash flows from operating activities of $3.5 million for the same period in the prior year. This $4.7 million decrease in cash flows from operating activities was due to a $6.5 million decrease in cash from operating assets and liabilities and a $1.5 million decrease in net income, partially offset by a $3.3 million increase in non-cash items.

The $6.5 million decrease in cash from operating assets and liabilities was primarily due to differences in timing of collection of receipts and payments of disbursements as well as a $4.0 million increase in the change in inventory, partially offset by a $6.0 million decrease in the change in prepaid expenses, primarily comprised of prepayments for inventory. The $3.3 million increase in non-cash items was primarily due to a $1.6 million increase in stock-based compensation resulting from grants of stock options and restricted stock units during the three months ended March 31, 2019 as well as the $1.5 million amortization of operating lease right-of-use assets resulting from the adoption of Topic 842 during the three months ended March 31, 2019.

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

For the three months ended March 31, 2019, our cash flows used in investing activities was $23.0 million as compared to $3.0 million for the same period in the prior year. The $20.0 million increase in cash flows used in investing activities was primarily due to the $16.4 million paid in March 2019 for the Acquired Promissory Note as well additional funding provided to one of our hardware suppliers under the Promissory Notes.

Financing Activities

Cash generated by financing activities includes borrowings under credit facilities and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the three months ended March 31, 2019, cash flows from financing activities was $0.6 million, compared to cash flows used in financing activities of less than $0.1 million for the same period in the prior year. The $0.6 million increase in cash flows from financing activities was primarily due to changes in the issuance of common stock from equity based plans.

Contractual Obligations

As of March 31, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report, other than the $6.0 million contingency payment to be made in September 2019, related to our acquisition of the Acquired Promissory Note that was originally executed between our supplier and another third-party secured creditor.

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

Debt Obligations

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During the three months ended March 31, 2019 and 2018, we repaid $1.0 million of the outstanding balance of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the three months ended March 31, 2019, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the three months ended March 31, 2019, the effective interest rate on the 2017 Facility was 4.88%, as compared to 3.77% for the same period in the prior year.

The carrying value of the 2017 Facility was $66.0 million and $67.0 million as of March 31, 2019 and December 31, 2018, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of March 31, 2019 and December 31, 2018. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of March 31, 2019, we were in compliance with all financial and non-financial covenants and there were no events of default. The 2017 Facility also contains customary conditions to borrowings and events of default and contains various negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make certain payments including dividends, make investments or engage in transactions with affiliates without approval of the lenders.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA:
Net income	$9,010	$10,515
Adjustments:
Interest expense and other income, net	(31)	276
Provision for income taxes	242	1,202
Amortization and depreciation expense	5,228	5,025
Stock-based compensation expense	4,266	2,669
Acquisition-related expense	—	—
Litigation expense	5,537	3,271
Total adjustments	15,242	12,443
Adjusted EBITDA	$24,252	$22,958

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our 2017 Facility with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of March 31, 2019 and December 31, 2018, an increase or decrease in the interest rate on our 2017 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $0.7 million.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2014, Icontrol Networks, Inc., or Icontrol, filed a Complaint in the United States District Court, District of Delaware, asserting that SecureNet Technologies, LLC, or SecureNet, infringes certain U.S. Patents owned by Icontrol, patents now owned by Alarm.com through a subsidiary. In March 2015, Icontrol voluntarily agreed to dismiss the case, reserving the right to refile. In September 2015, Icontrol refiled the case against SecureNet in the same district court alleging infringement of some of the same patents. In March 2017, Alarm.com acquired certain assets and intellectual property from Icontrol, including the patents in suit and the ongoing patent infringement lawsuit. The Court conducted a jury trial in February 2019, which resulted in a finding that upheld the validity of the patent claims in one of the patents at issue, but that SecureNet did not infringe certain claims of the three Icontrol patents in suit. Following entry of final judgment, Alarm.com filed a motion for a new trial and renewed request for judgment as a matter of law.

On August 24, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Southern District of Texas. The complaint seeks injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the ipDatatel products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 7,956,736; 8,478,871; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees, from ipDatatel. ipDatatel's motion for dismissal based on alleged patent ineligibility as to each patent in suit was denied without prejudice but ipDatatel renewed the motion. The Court stated it will issue a schedule for the remainder of the case after issuing an order on ipDatatel’s renewed motion. On July 26, 2018, ipDatatel answered the complaint by denying the patent infringement allegations and asserting several affirmative defenses, including invalidity and unenforceability. ipDatatel also asserted antitrust counterclaims based on alleged inequitable conduct in connection with the prosecution of one or more patents-in-suit. In September 2018, ipDataTel filed petitions for inter partes review of four of the patents-in-suit before the U.S. Patent Trial and Appeal Board, or PTAB. The PTAB has instituted proceedings related to two of those four patents-in-suit: U.S. Patent Nos. 7,956,736 and 8,478,871. On October 19, 2018, the Court issued a claim construction which, among other things, determined that certain claim terms of two of the patents-in-suit were indefinite.

On April 25, 2017, Alarm.com Incorporated and its wholly owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees, from Protect America and SecureNet. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. In September 2017, Alarm.com voluntarily dismissed the amended complaint in the United States District Court of the Eastern District of Virginia and refiled a complaint against Protect America, with substantially the same allegations, in the United States District Court of the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Western District of Texas. In March 2019, the parties agreed to dismiss U.S. Patent Nos. 7,633,385, 8,395,494, and 8,493,202 from the case without prejudice. Protect America moved to dismiss U.S. Patent No. 9,141,276 based on invalidity. The Court has scheduled a claim construction hearing for May 2019, but has not yet scheduled a jury trial.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the PTAB of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The U.S. District Court, District of Utah has ordered the litigation regarding the nine claims (from two patents) rejected by the PTO during the reexaminations be stayed until November 15, 2019. On April 3, 2019, the U.S. District Court, District of Utah heard argument on the parties’ cross motions for claim construction and Alarm.com’s motion for partial summary judgment as to invalidity. Decisions on these motions are pending. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. The PTAB ordered the parties to submit briefs on the effect of the Federal Circuit’s December 20, 2018 decision, with briefing to conclude in May 2019.

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

On December 19, 2018, the Court granted plaintiffs’ motion for preliminary approval of the Settlement Agreement and certified the class for settlement purposes. Pursuant to the Preliminary Approval Order, the administrator provided notice of the settlement to class members, and class members had to file claims, opt out of the settlement or object to the settlement by April 16, 2019. The Final Approval Hearing is currently scheduled for August 13, 2019.

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

Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of

Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2019 and 2018.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $208.9 million in 2015 to $420.5 million in 2018 and increased from $92.8 million for the three months ended March 31, 2018 to 112.3 million for the three months ended March 31, 2019. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 507 as of December 31, 2015 to 938 as of March 31, 2019. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Brinks Home Security disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 that it received a going concern qualification in connection with its external audit for the year ended December 31, 2018, which is an event of default under the terms of its existing indebtedness, and that it is analyzing and considering a possible restructuring and other strategic alternatives, including a potential bankruptcy filing. It further disclosed on a Current Report on Form 8-K filed on May 6, 2019 that, as of May 3, 2019, all parties to its senior notes and credit agreement had agreed to temporarily forbear from the exercise of any rights or remedies they may have in respect of the event of default. The forbearance related to the senior notes would terminate on May 7, 2019 and the forbearance related to the credit agreement would terminate on May 8, 2019, unless certain circumstances cause an earlier termination. As of the date of this report, we have not received any further information regarding this matter. If Brinks Home Security is unable to reach agreement with its creditors to refinance or restructure its debt, or is unable to successfully reorganize its businesses, it may be unable to meet its obligations, including its payment obligations to us, and may be unable to continue as a going concern, which may adversely affect our revenue and profitability.

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

We generally bill our service provider partners based on the number of subscribers they have on our platforms and the features being utilized by subscribers on a monthly basis in advance. Subscribers could elect to terminate our services in any given month. If our efforts and our service provider partners’ efforts to satisfy our existing subscribers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. We track our SaaS and license revenue renewal rate on an annualized basis, as reflected in the section of this Quarterly Report titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Business Metrics — SaaS and License Revenue Renewal Rate." However, our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. As a result, we may not be able to accurately predict future trends in renewals and the resulting churn. Subscribers may choose not to renew their contracts for many reasons, including the belief that our service is not required for their needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our subscribers may not renew for reasons entirely out of our control, such as moving a residence or the dissolution of their business, which is particularly common for small to mid-sized businesses. A significant increase in our churn would have an adverse effect on our business, financial condition, cash flows or results of operations.

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

Our industry is characterized by rapid technological innovation. Our platforms and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology, cellular networks or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies. For example, certain cellular carriers have announced their intention to shut down their 3G and CDMA wireless networks by the end of 2022. We intend to work with our service providers to develop a transition plan over the next three years to convert or upgrade the equipment of end user accounts reliant upon 3G or CDMA networks, and we expect to incur incremental costs over the next three years related to the planned 3G and CDMA network shutdown. If our service providers are not able to convert or upgrade the equipment of their customers who are currently using 3G or CDMA network technology, then those accounts may be terminated with us when such networks are no longer available.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 30% of our hardware and other revenue for the three months ended March 31, 2019. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

From time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We have provided such advance payments and loan financing to one of our key hardware suppliers that is currently undergoing a financial restructuring whose products generated between 15% and 25% of our hardware and other revenue over the last twelve months. Specifically, we provided cash loans pursuant to two secured promissory notes, and also acquired a senior secured promissory note executed in favor of a third-party creditor in exchange for all of the rights and interests associated with such note. We hold a first-priority security interest in all the hardware supplier’s assets as collateral for the notes, all of which are currently in default. On May 6, 2019, we entered into a forbearance agreement with the hardware supplier pursuant to which the hardware supplier has agreed to a structured repayment schedule, and in consideration for full and timely payments in accordance with this repayment schedule, we have agreed to temporarily forbear from exercising the remedies available to us with respect to the collateral securing the notes. If the hardware supplier is unable to meet its repayment obligations and/or is unable to successfully restructure its business, it may be unable to continue as a going concern, or to continue manufacturing and supporting the products and services sold to us, which may materially and adversely affect our business, financial condition, cash flows, and results of operations. See Note 6 “Other Assets - Loan to a Hardware Supplier” in our Notes to Financial Statements for additional information regarding this matter.

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

The United States and the European Union, or EU, have a cooperative program for transferring personal data, referred to as the Privacy Shield, that went into effect on August 1, 2016. We have self-certified our compliance with the Privacy Shield framework since September 2016, and we use Model Contracts to transfer personal data from the EU to the United States in compliance with the European Commission’s Directive on Data Protection. However, the validity of these data transfer mechanisms is continually being challenged in EU courts and by the EU Parliament. Further uncertainty may result if the United Kingdom, or UK, and the EU are unable to finalize an agreement on a transition period during which EU law would continue to apply to the UK beyond the UK’s potential withdrawal from the EU on October 31, 2019, subject to the UK taking part in the EU Elections on May 23, 2019. As a result of these ongoing challenges, there will continue to be significant regulatory uncertainty surrounding the validity of data transfers from the EU and the UK to the United States.

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

As of March 31, 2019, we had $139.2 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 2% of our total revenue for each of the three months ended March 31, 2019 and 2018. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

Enhanced United States tax, tariff, import/export restrictions, or other trade barriers may have an adverse impact on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. Recently, the U.S. administration has called for significant changes to U.S. trade policy with respect to China. Throughout 2019, our thermostat product has been subject to an additional 25% import duty as a result of this dispute. Additionally, we were notified by U.S. Customs and Border Protection on April 19, 2019 that certain camera products we import from China were reclassified into a product category that is currently subject to an additional 10% import duty. We plan to appeal this action, but will begin paying the additional import duty while the appeal process is underway. If we are unsuccessful in our appeal, and if we are not able to pass on the increased cost to our customers, our margin on such products would decrease. The U.S. President further indicated an intent to increase the additional import duty on products in this category, known as List 3, to 25% on May 10, 2019. In addition, the President has indicated an intent to impose an additional import duty of 25% on all other products imported from China “shortly”. Approximately one third of the finished goods hardware products that we sell to our customers are imported from China and could be subject to increased tariffs. Other Alarm.com finished goods hardware products that are not manufactured in China may contain subcomponents made in China that could also be subject to increased tariffs. To date, the additional import duties have had a modest impact on us. If tariffs, trade restrictions, or trade barriers are expanded or interpreted by a court or governmental agency to apply to more of our products, then our exposure on future taxes and duties on such imported products and components could be significant and could have a material impact on our financial results. If our products are deemed to be subject to additional duties and taxes as determined by a court or governmental agency, we may suffer additional hardware revenue margin erosion or be required to raise our prices on certain imported products. There can be no assurance that we will not experience a disruption in our business or harm to our financial condition related to these or other changes in trade practices, and any changes to our operations or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming, and costly. Furthermore, our business may be adversely affected by retaliatory trade measures taken by China and other countries, which could materially harm our business, financial condition and results of operations. Trade barriers, or the perception that any of them could be imposed, may have a negative effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions.

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The outstanding balance of the 2017 Facility was $66.0 million as of March 31, 2019. On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

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

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies are highly complex and involve many assumptions, estimates and judgments. A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. GAAP rules are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, we adopted Accounting Standards Update No. 2016-02, "Leases (Topic 842)" or Topic 842, effective January 1, 2019, which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. Refer to Note 2, "Recent Accounting Pronouncements," in the notes to the condensed consolidated financial statements for additional information about the impact of this accounting standard and other new accounting pronouncements. Implementation of new accounting standards could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Our accounting is becoming more complex, and relies upon estimates or judgments relating to our critical accounting policies. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex. For example, as a result of our acquisition of the Connect business unit of Icontrol, we now recognize revenue relating to the delivery of software relating to the Software platform under different revenue recognition standards than those that apply to delivery of our services under the Alarm.com platforms. Ongoing evolution of our business, and any future acquisitions, may compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, stock-based compensation, business combinations, and income taxes.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $65.85 through March 31, 2019. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this "Risk Factors" section:

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

As of March 31, 2019, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

Stock Repurchase Program. On November 29, 2018, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions, block trades, tender offers and by any combination of the foregoing, in accordance with federal securities laws, during the two-year period ending November 29, 2020. As of the time of filing this Quarterly Report on Form 10-Q, we have not purchased any shares pursuant to this stock repurchase program.

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

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1*†	Alarm.com Holdings, Inc. Executive Bonus Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

Alarm.com Holdings, Inc.

Date:	May 9, 2019	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)