Form 10-Q
period 2019-09-30
Alarm.com Holdings, Inc.
filed 2019-11-05
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 29, 2019, there were 48,572,377 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
SaaS and license revenue	$84,924	$74,292	$247,313	$213,248
Hardware and other revenue	42,956	37,556	114,562	95,844
Total revenue	127,880	111,848	361,875	309,092
Cost of revenue(1):
Cost of SaaS and license revenue	12,438	11,501	37,428	33,334
Cost of hardware and other revenue	35,085	30,491	93,601	73,523
Total cost of revenue	47,523	41,992	131,029	106,857
Operating expenses:
Sales and marketing	14,533	14,128	43,392	39,562
General and administrative	18,701	43,662	51,785	77,943
Research and development	29,461	22,869	84,375	64,767
Amortization and depreciation	5,467	5,891	15,833	16,154
Total operating expenses	68,162	86,550	195,385	198,426
Operating income / (loss)	12,195	(16,694)	35,461	3,809
Interest expense	(715)	(736)	(2,322)	(2,159)
Interest income	2,703	661	4,317	1,442
Other income, net	6,380	56	6,468	91
Income / (loss) before income taxes	20,563	(16,713)	43,924	3,183
Provision for / (benefit from) income taxes	2,873	(9,061)	3,428	(10,413)
Net income / (loss)	17,690	(7,652)	40,496	13,596
Income allocated to participating securities	—	—	—	(2)
Net income / (loss) attributable to common stockholders	$17,690	$(7,652)	$40,496	$13,594

Per share information attributable to common stockholders:
Net income / (loss) per share:
Basic	$0.36	$(0.16)	$0.84	$0.29
Diluted	$0.35	$(0.16)	$0.81	$0.27
Weighted average common shares outstanding:
Basic	48,518,041	47,812,642	48,360,927	47,494,926
Diluted	50,152,807	47,812,642	50,238,409	49,593,918
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$164,323	$146,061
Accounts receivable, net	64,897	49,510
Inventory, net	20,978	22,990
Other current assets	13,495	9,502
Total current assets	263,693	228,063
Property and equipment, net	32,332	27,757
Intangible assets, net	68,802	79,067
Goodwill	63,591	63,591
Deferred tax assets	27,450	28,952
Operating lease right-of-use assets	27,520	—
Other assets	17,618	13,555
Total assets	$501,006	$440,985
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$33,566	$58,430
Accrued compensation	13,392	13,484
Deferred revenue	3,063	3,356
Operating lease liabilities	6,684	—
Total current liabilities	56,705	75,270
Deferred revenue	6,960	7,820
Long-term debt	64,000	67,000
Operating lease liabilities	35,291	—
Other liabilities	1,884	13,306
Total liabilities	164,840	163,396
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 48,572,086 and 48,103,038 shares issued; and 48,571,676 and 48,102,081 shares outstanding as of September 30, 2019 and December 31, 2018, respectively.	486	481
Additional paid-in capital	359,178	341,139
Accumulated deficit	(23,498)	(64,031)
Total stockholders’ equity	336,166	277,589
Total liabilities and stockholders’ equity	$501,006	$440,985

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2019	2018
Net income	$40,496	$13,596
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	722	108
Reserve for product returns	(105)	210
Provision for notes receivable	(3,319)	—
Amortization on patents and tooling	506	701
Amortization and depreciation	15,833	16,154
Amortization of debt issuance costs	81	81
Amortization of operating lease right-of-use assets	4,296	—
Deferred income taxes	1,502	(9,108)
Stock-based compensation	14,721	9,670
Gain on notes receivable	(6,931)	—
Acquired in-process research and development	850	—
Impairment of investment	605	—
Disposal of property and equipment	—	285
Changes in operating assets and liabilities:
Accounts receivable	(16,004)	(15,145)
Inventory	2,012	(2,729)
Other current and non-current assets	(6,813)	(5,072)
Accounts payable, accrued expenses and other current liabilities	(22,959)	28,472
Deferred revenue	(1,153)	(804)
Operating lease liabilities	(681)	—
Other liabilities	188	(1,441)
Cash flows from operating activities	23,847	34,978
Cash flows used in investing activities:
Additions to property and equipment	(10,660)	(9,317)
Purchases of in-process research and development	(850)	—
Issuances or purchases of notes receivable	(26,074)	—
Receipt of payment on notes receivable	31,695	—
Cash flows used in investing activities	(5,889)	(9,317)
Cash flows from financing activities:
Repayments of credit facility	(3,000)	(3,000)
Repurchases of common stock	—	(1)
Issuances of common stock from equity-based plans	3,304	5,254
Cash flows from financing activities	304	2,253
Net increase in cash and cash equivalents	18,262	27,914
Cash and cash equivalents at beginning of the period	146,061	96,329
Cash and cash equivalents at end of the period	$164,323	$124,243

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	48,102	$481	$341,139	$(64,031)	$277,589
Adoption of accounting standard on leases	—	—	—	—	—	37	37
Common stock issued in connection with equity-based plans	—	—	147	1	1,590	—	1,591
Vesting of common stock subject to repurchase	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	4,267	—	4,267
Net income	—	—	—	—	—	9,010	9,010
Balance as of March 31, 2019	—	—	48,249	482	346,998	(54,984)	292,496
Common stock issued in connection with equity-based plans	—	—	232	3	698	—	701
Vesting of common stock subject to repurchase	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	5,433	—	5,433
Net income	—	—	—	—	—	13,796	13,796
Balance as of June 30, 2019	—	—	48,481	485	353,131	(41,188)	312,428
Common stock issued in connection with equity-based plans	—	—	90	1	1,011	—	1,012
Vesting of common stock subject to repurchase	—	—	1	—	2	—	2
Stock-based compensation expense	—	—	—	—	5,034	—	5,034
Net income	—	—	—	—	—	17,690	17,690
Balance as of September 30, 2019	—	$—	48,572	$486	$359,178	$(23,498)	$336,166

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	47,202	$472	$321,032	$(88,677)	$232,827
Adoption of accounting standard on revenue recognition	—	—	—	—	—	3,122	3,122
Common stock issued in connection with equity-based plans	—	—	86	1	995	—	996
Vesting of common stock subject to repurchase	—	—	3	—	14	—	14
Stock-based compensation expense	—	—	—	—	2,784	—	2,784
Net income	—	—	—	—	—	10,515	10,515
Balance as of March 31, 2018	—	—	47,291	473	324,825	(75,040)	250,258
Common stock issued in connection with equity-based plans	—	—	397	4	1,558	—	1,562
Vesting of common stock subject to repurchase	—	—	4	—	14	—	14
Stock-based compensation expense	—	—	—	—	3,631	—	3,631
Net income	—	—	—	—	—	10,733	10,733
Balance as of June 30, 2018	—	—	47,692	477	330,028	(64,307)	266,198
Common stock issued in connection with equity-based plans	—	—	306	3	2,693	—	2,696
Vesting of common stock subject to repurchase	—	—	2	—	13	—	13
Stock-based compensation expense	—	—	—	—	3,486	—	3,486
Net loss	—	—	—	—	—	(7,652)	(7,652)
Balance as of September 30, 2018	—	$—	48,000	$480	$336,220	$(71,959)	$264,741

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2019 and 2018
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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2019.

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

Reclassifications

Certain previously reported amounts in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 have been reclassified to conform to our current presentation to reflect interest income separately, which was previously included in other income, net.

Significant Accounting Policies

Except for as disclosed herein, there have been no other material changes to our significant accounting policies during the three and nine months ended September 30, 2019 from those disclosed in our Annual Report.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

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

ROU assets and lease liabilities resulting from operating leases are recorded on our condensed consolidated balance sheets. We did not have any finance leases or subleases as of September 30, 2019 and December 31, 2018.

Lease expense is recognized on a straight-line basis over the term of the lease and is recorded in general and administrative expense. Some of our leases include tenant improvement allowances, which are recorded when we are reasonably certain to utilize the allowance and are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Leases with an initial lease term of twelve months or less are considered short-term leases. Short-term leases are not recorded on our condensed consolidated balance sheets. Expenses associated with short-term leases are recognized on a straight-line basis over the term of the lease and are recorded in general and administrative expense. Short-term lease costs were immaterial for the three and nine months ended September 30, 2019.

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
September 30, 2019 and 2018

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

Not Yet Adopted

On June 16, 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. From November 2018 to May 2019, amendments to Topic 326 were issued to clarify numerous accounting topics. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective on a modified retrospective basis for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2018. To date, we have assessed the manner in which we currently estimate the allowance for doubtful accounts on our trade receivables, the composition of our notes receivable and our historical credit loss activity. We are currently assessing forecasted market conditions and the impact this pronouncement may have on our consolidated financial statements. This pronouncement will require additional disclosures within our notes to the consolidated financial statements.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended September 30, 2019, our reserve against revenue for hardware returns was 1%, as compared to 2% for the same period in the prior year. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide assurance-type warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. These warranties were not identified as separate performance obligations.

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $8.4 million and $9.2 million as of September 30, 2019 and December 31, 2018, respectively, which combines current and long-term balances.

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

The current portion of capitalized commission costs and upfront payments made to a customer is included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to a customer is reflected in other assets within our condensed consolidated balance sheets. Our amortization

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

of contract assets during the three and nine months ended September 30, 2019 was $0.6 million and $1.8 million, respectively, as compared to $0.5 million and $1.5 million during the same periods in the prior year.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the three and nine months ended September 30, 2019 and 2018.

The changes in our contract assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning of period balance	$3,849	$2,879	$2,881	$—
Commission costs and upfront payments to a customer capitalized in period	333	489	2,438	4,344
Amortization of contract assets	(613)	(490)	(1,750)	(1,466)
End of period balance	$3,569	$2,878	$3,569	$2,878

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

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning of period balance	$10,980	$11,971	$11,176	$12,678
Revenue deferred in period	542	1,225	3,013	2,706
Revenue recognized from amounts included in contract liabilities	(1,499)	(1,322)	(4,166)	(3,510)
End of period balance	$10,023	$11,874	$10,023	$11,874

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$68,123	$52,850
Allowance for doubtful accounts	(2,100)	(1,425)
Allowance for product returns	(1,126)	(1,915)
Accounts receivable, net	$64,897	$49,510

For the three and nine months ended September 30, 2019, we recorded a provision for doubtful accounts of $0.2 million and $0.7 million, respectively, as compared to less than $0.1 million and $0.1 million for the same periods in the prior year.

For the three and nine months ended September 30, 2019, we recorded a reduction to the reserve for product returns of $0.1 million, as compared to less than $0.1 million and $0.2 million reserve recorded for the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Note 5. Inventory, Net

The components of inventory, net are as follows (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$7,530	$6,396
Finished goods	13,448	16,594
Total inventory, net	$20,978	$22,990

Note 6. Acquisitions

Asset Acquisition

On September 18, 2019, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired certain assets of an unrelated third party and substantially all of the acquired assets consisted of in-process research and development, or IPR&D. We believe the acquisition of the IPR&D will strengthen our comprehensive suite of cloud-based solutions.

In consideration for the purchase of the IPR&D, we paid $0.9 million in cash on September 18, 2019, with the remaining $0.1 million expected to be paid 18 months following the acquisition date, pending any indemnification obligations. The $1.0 million consideration related to IPR&D was expensed at the time of the asset acquisition, as the IPR&D had no alternative future use.

Subsequent Event - Acquisition of a Business

On October 21, 2019, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye. OpenEye provides cloud-managed video surveillance solutions for the commercial market. We believe the acquisition of OpenEye will provide us with a comprehensive suite of interactive cloud-based services spanning video, access control, intrusion and automation for domestic and international commercial enterprises.

In consideration for the purchase of 85% of the issued and outstanding capital stock of OpenEye, we paid $61.3 million in cash on October 21, 2019, after deducting $2.8 million related to an agreed holdback. The purchase price is subject to certain post-closing adjustments including the final determination of closing working capital, in accordance with the terms of the stock purchase agreement. An earn-out of up to an additional $11.0 million is payable if certain calendar 2020 targets are met. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q.

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2019	$63,591	$—	$63,591
Goodwill acquired	—	—	—
Balance as of September 30, 2019	$63,591	$—	$63,591

There were no impairments of goodwill during the three and nine months ended September 30, 2019 and 2018.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2019	$77,264	$1,678	$125	$79,067
Amortization	(9,276)	(926)	(63)	(10,265)
Balance as of September 30, 2019	$67,988	$752	$62	$68,802

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

We recorded $3.4 million and $10.3 million of amortization related to our intangible assets for the three and nine months ended September 30, 2019, respectively, as compared to $3.8 million and $11.4 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and nine months ended September 30, 2019 and 2018.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(35,938)	$67,988	9.2
Developed technology	13,959	(13,207)	752	2.3
Trade name	1,084	(1,022)	62	2.0
Other	234	(234)	—	—
Total intangible assets	$119,203	$(50,401)	$68,802

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$103,926	$(26,662)	$77,264	9.9
Developed technology	13,959	(12,281)	1,678	2.1
Trade name	1,084	(959)	125	2.4
Other	234	(234)	—	—
Total intangible assets	$119,203	$(40,136)	$79,067

Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.6 million and $2.9 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, $0.5 million of patent costs were included in other current assets and $2.1 million and $2.4 million of patent costs were included in other assets, respectively. We have $5.9 million of historical cost in purchased patents and patent licenses. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to twelve years. Patent cost amortization of $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, as compared to $0.1 million and $0.4 million for the same periods in the prior year, was included in cost of SaaS and license revenue in our condensed consolidated statements of operations. Patent cost amortization of less than $0.1 million and $0.1 million was included in amortization and depreciation in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. There was no amortization of patent costs included in amortization and depreciation during the three and nine months ended September 30, 2018.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

In May 2018, the loan agreement with our distribution partner was amended to convert the entire $4.0 million note receivable outstanding into a $4.0 million term loan. The term loan matures on July 31, 2022 and requires annual principal repayments of $1.0 million on July 31 of each year. We received the first $1.0 million principal payment due under this term loan in July 2019. The term loan also requires monthly interest payments, with interest accruing on the outstanding principal balance at a rate per annum equal to 6.0% through June 30, 2018 and a rate per annum equal to the LIBOR rate on the first of any interest period plus 7.0% beginning on July 1, 2018. As of September 30, 2019 and December 31, 2018, $1.0 million of the note receivable balance was included in other current assets in our condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, $2.0 million and $3.0 million of the note receivable balance was included in other assets in our condensed consolidated balance sheets, respectively.

In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues at a rate of 8.5% per annum and requires monthly interest payments. The $3.0 million loan receivable balance was included in other assets as of September 30, 2019 and December 31, 2018.

For the three and nine months ended September 30, 2019, we recognized $0.4 million and $1.3 million of revenue from the distribution partners associated with these loans, respectively, as compared to $0.2 million and $0.9 million for the same periods in the prior year.

Loan to a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers, or the October 2018 Promissory Note, which was amended in November 2018, January 2018 and February 2019 as a result of the hardware supplier's financial restructuring. In March 2019, we entered into a separate secured promissory note with the same hardware supplier, which, together with the October 2018 Promissory Note, we refer to as the Promissory Notes. Under the Promissory Notes, we agreed to provide the hardware supplier loans of up to $7.4 million, collateralized by all assets owned by the supplier. Interest on the outstanding principal accrued at a rate per annum equal to 12.0%, of which 6.0% per annum was payable in cash and the remaining 6.0% per annum was payable in kind. Payment of accrued interest was due quarterly beginning with the quarter ended March 31, 2019. The repayment of principal was due at the term date, which was the earlier of (i) the five-year anniversary of the issuance date of each of the Promissory Notes, (ii) the occurrence of a change of control, (iii) one day following the maturity day of the hardware supplier's senior indebtedness or (iv) immediately upon the acceleration of the hardware supplier's senior indebtedness.

In March 2019, we also purchased and acquired a secured promissory note, or the Acquired Promissory Note, that matured on March 30, 2019 and was originally executed between our hardware supplier and another third-party secured creditor. The Acquired Promissory Note had an outstanding balance of $26.6 million as of December 31, 2018, including interest. Interest on the outstanding principal accrued at a rate per annum equal to 13.0%. Under the terms of the Acquired Promissory Note, we paid $16.4 million to the third-party secured creditor in exchange for all of the rights associated with the Acquired Promissory Note, including a security interest and a right to enforce that interest against all assets owned by the hardware supplier. In addition to the $16.4 million paid in March 2019, we agreed to pay the third-party secured creditor an additional $6.0 million, subject to certain contingencies measured as of May 4, 2019. Based on the outcome of those contingencies, we recorded a $6.0 million liability in March 2019 related to the Acquired Promissory Note and paid the $6.0 million contingent liability during the three months ended September 30, 2019. The fair value of the Acquired Promissory Note at the date of purchase was $22.4 million, which represented the initial cash consideration paid in March 2019 and the contingent consideration paid in September 2019.

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

On June 24, 2019, we received a payment of $7.4 million from the supplier for the partial satisfaction of amounts due under the Promissory Notes and the Acquired Promissory Note. On July 15, 2019, we received an additional payment of $25.0 million from the supplier and converted the remaining $5.6 million outstanding notes receivable balance into an equity investment in the hardware supplier. We have concluded that the $5.6 million equity investment does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As a result of the payments received, we reversed the $3.3 million reserve related to the October 2018 Promissory Note that was previously recorded during the three months ended December 31, 2018. The reversal of the reserve

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

was recorded as a reduction to general and administrative expense in our condensed consolidated statements of operations during the three months ended June 30, 2019.

As a result of the $25.0 million payment received and conversion of the $5.6 million outstanding notes receivable balance into an equity investment on July 15, 2019, we recorded interest of $1.7 million within interest income and a gain of $6.9 million within other income, net, in our condensed consolidated statements of operations during the three and nine months ended September 30, 2019, related to the Promissory Notes and the Acquired Promissory Note.

As of September 30, 2019, there was no remaining outstanding balance of the Promissory Notes and the Acquired Promissory Note. As of December 31, 2018, the outstanding balance of the Promissory Notes excluding interest was $3.3 million and was included in other assets in our condensed consolidated balance sheets prior to any adjustments for impairment.

Note 9. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2019
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$137,052	$—	$—	$137,052
Total	$137,052	$—	$—	$137,052
Liabilities:
Subsidiary unit awards	$—	$—	$185	$185
Total	$—	$—	$185	$185

	Fair Value Measurements on a Recurring Basis as of December 31, 2018
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$117,392	$—	$—	$117,392
Total	$117,392	$—	$—	$117,392
Liabilities:
Subsidiary unit awards	$—	$—	$385	$385
Total	$—	$—	$385	$385

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

The liability for the subsidiary unit awards relates to agreements established with employees of our subsidiaries for cash awards contingent upon the subsidiary companies meeting certain financial milestones such as revenue, working capital, EBITDA and EBITDA margin. We account for these subsidiary awards using fair value and establish liabilities for the future payment for the repurchase of subsidiary units under the terms of the agreements based on estimating revenue, working capital, EBITDA and EBITDA margin of the subsidiary units over the periods of the awards through the anticipated repurchase dates. We

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

estimated the fair value of each liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The fair value of each liability is calculated with thousands of projected outcomes, the results of which are averaged and then discounted to estimate the present value. At each reporting date until the respective payment dates, we will remeasure these liabilities, using the same valuation approach based on the applicable subsidiary's revenue and future collection of financed customer receivables, the unobservable inputs, and we will record any changes in the employee's compensation expense. Some of the awards are subject to the employees' continued employment and therefore recorded on a straight-line basis over the remaining service period. During the nine months ended September 30, 2019, we settled $0.2 million of the liability related to the subsidiary unit awards. The remaining liability balances are included in either accounts payable, accrued expenses and other current liabilities or other liabilities in our condensed consolidated balance sheets (see Note 12).

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2019 and 2018. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and nine months ended September 30, 2019 and 2018.

Note 10. Leases

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

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,932	$5,570
Cash paid for amounts included in the measurement of operating lease liabilities	2,211	6,139
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	1,133	3,384

		September 30, 2019
Weighted-average remaining lease term — operating leases		6.0 years
Weighted-average discount rate — operating leases		4.0%

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2019	$2,041
2020	8,304
2021	8,204
2022	7,133
2023	6,505
2024 and thereafter	15,196
Total lease payments	47,383
Less: imputed interest(2)	5,408
Present value of lease liabilities	$41,975
_______________
(1)Operating lease payments exclude $9.1 million of legally binding minimum lease payments for leases executed but not yet commenced and includes less than $0.1 million for options to extend lease terms that were reasonably certain of being exercised.
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

The following table presents the future minimum lease payments under the non-cancelable operating leases as of December 31, 2018 prior to our adoption of Topic 842 (in thousands):

Year Ended December 31,	Minimum Lease Payments
2019	$7,044
2020	7,168
2021	6,974
2022	6,719
2023	6,348
2024 and thereafter	14,838
Total	$49,091

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable	$20,693	$20,214
Accrued expenses	9,234	34,557
Subsidiary unit awards	129	200
Other current liabilities	3,510	3,459
Accounts payable, accrued expenses and other current liabilities	$33,566	$58,430

The components of other liabilities are as follows (in thousands):

	September 30, 2019	December 31, 2018
Deferred rent	$—	$11,656
Other liabilities	1,884	1,650
Other liabilities	$1,884	$13,306

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During each of the three and nine months ended September 30, 2019 and 2018, we repaid $1.0 million and $3.0 million of the outstanding balance of the 2017 Facility, respectively.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the three and nine months ended September 30, 2019, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the nine months ended September 30, 2019, the effective interest rate on the 2017 Facility was 4.61%, as compared to 4.05% for the same period in the prior year.

The carrying value of the 2017 Facility was $64.0 million and $67.0 million as of September 30, 2019 and December 31, 2018, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of September 30, 2019 and December 31, 2018. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of September 30, 2019, we were in compliance with all financial and non-financial covenants and there were no events of default.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

Commitments and Contingencies

Repurchase of Subsidiary Units

In 2011, we formed a subsidiary that offers to professional residential property management and vacation rental management companies technology solutions for remote monitoring and control of properties, including access control and energy management. Since its formation, we granted an award of subsidiary stock to the founder and president. The vesting of the award is based upon the subsidiary meeting certain minimum financial targets from the date of commercial availability, which was determined to be June 1, 2013, until the fourth anniversary. In 2016, we amended the term of the award, extending the valuation date for the first payment in cash to December 31, 2017, amending the financial targets and allowing for payments in cash based on the future collection of financed customer receivables from 2018 to 2020 that existed as of the valuation date. During the nine months ended September 30, 2019, we settled $0.2 million of the liability related to the subsidiary unit awards. We recorded a liability of $0.1 million in accounts payable, accrued expenses and other current liabilities and $0.1 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of September 30, 2019. We recorded a liability of $0.2 million in accounts payable, accrued expenses and other current liabilities and a liability of $0.2 million in other liabilities related to this commitment in our condensed consolidated balance sheet as of December 31, 2018.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

Letters of Credit

As of September 30, 2019 and December 31, 2018, we had no outstanding letters of credit under the 2017 Facility.

Legal Proceedings

On October 22, 2019, EcoFactor, Inc. filed a patent infringement complaint with the U.S. International Trade Commission asserting four U.S. patents covering smart thermostat technology against a number of defendants, including Alarm.com Incorporated, Alarm.com Holdings, Inc., Ecobee Ltd., Ecobee, Inc., Google, LLC, Daikin Industries, Ltd., Daikin America, Inc., Daikin North America LLC, Schneider Electric USA, Inc., Schneider Electric SE, and Vivint, Inc. We are currently reviewing this matter and have made no determination yet regarding the merits of the case. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

On August 24, 2017, Alarm.com Incorporated and its wholly-owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Southern District of Texas. The complaint sought injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The parties have entered into a confidential settlement agreement, and on July 19, 2019, the parties filed a Stipulation of Dismissal with the Court, and the matter is now closed. Additionally, all of ipDatatel’s petitions for inter partes review were terminated.

On April 25, 2017, Alarm.com Incorporated and its wholly-owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. In September 2017, Alarm.com voluntarily dismissed the amended complaint in the United States District Court of the Eastern District of Virginia and refiled a complaint against Protect America, with substantially the same allegations, in the United States District Court of the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Western District of Texas. In March 2019, the parties agreed to dismiss U.S. Patent Nos. 7,633,385, 8,395,494, and 8,493,202 from the case without prejudice. Protect America moved to dismiss U.S. Patent No. 9,141,276 based on invalidity, which Alarm.com has opposed. A claim construction hearing was held in May 2019. The Court has not yet scheduled a jury trial.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The U.S. District Court, District of Utah has ordered the litigation regarding the nine claims (from two patents) rejected by the PTO during the reexaminations be stayed until November 15, 2019. On April 3, 2019, the U.S. District Court, District of Utah heard argument on the parties’ cross motions for claim construction and Alarm.com’s motion for partial summary judgment as to invalidity. Decisions on these motions are pending. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019.

Should Vivint prevail in proving Alarm.com infringes one or more of its patent claims, we could be required to pay damages

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

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

Pursuant to the Settlement Agreement, among other things, (1) we agreed to pay total cash consideration of $28.0 million into a settlement fund, (2) we agreed to implement certain business practice changes to increase awareness of TCPA compliance, (3) each party to the Settlement Agreement agreed to a mutual release of claims relating to any claim or potential claim relating to the marketing activities described in the complaint, and (4) each party covenanted not to sue the other with regard to the released claims. In addition, we agreed to no longer allow the service provider identified in the litigation as purportedly violating the TCPA to continue activating new accounts for Alarm.com products and services following preliminary Court approval of the Settlement Agreement.

On December 19, 2018, the Court granted plaintiffs’ motion for preliminary approval of the Settlement Agreement and certified the class for settlement purposes. Pursuant to the Preliminary Approval Order, the administrator provided notice of the settlement to class members, and class members had to file claims, opt out of the settlement or object to the settlement by April 16, 2019. The Final Approval Hearing was held on August 13, 2019, and the Court approved the Settlement Agreement.

We made an initial payment of $5.0 million to the settlement administrator on January 2, 2019, and the remaining payment of $23.0 million was made on September 30, 2019. The release of claims includes all alleged damages incurred related to the lawsuit. Any attorneys’ fees awarded by the Court and all costs of notice and claims administration will be paid from the settlement fund. The $28.0 million settlement was reflected in general and administrative expenses within our condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

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

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. The court issued its claim construction order on August 12, 2019, fact discovery closes on November 12, 2019, and opening expert reports are due on December 12, 2019. The pretrial conference is scheduled for August 5, 2020; however, the trial date has not yet been set.

On March 4, 2019, Varatec, LLC, or Varatec, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Northern District of Illinois. Varatec, LLC v. ADT, LLC d/b/a ADT Security Services, N.D. Illinois Case No. 1-19-cv-01543. Varatec alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent No. 7,792,256, which was assigned to Varatec. Varatec seeks a permanent injunction, enhanced damages, and attorneys’ fees. On May 23, 2019, ADT filed a motion seeking to dismiss the complaint for failure to state a claim, on the basis that the asserted patent fails to claim patent eligible subject matter. On July 3, 2019, third-party Unified Patents Inc. filed a petition seeking inter parties review of the asserted patent by the PTAB. After the completion of briefing of ADT’s motion to dismiss, the parties agreed to stay the case pending resolution of the inter partes review, and the court granted the parties’ motion on August 14, 2019.

Should either Applied Capital or Varatec prevail on the claims that one or more elements of ADT’s products infringe, we could be required to indemnify ADT for damages in the form of a reasonable royalty or ADT could be enjoined from making,

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

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

Note 13. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales and marketing	$534	$301	$1,385	$855
General and administrative	1,714	1,191	4,762	3,700
Research and development	2,787	1,965	8,574	5,115
Total stock-based compensation expense	$5,035	$3,457	$14,721	$9,670

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and assumed options	$941	$850	$2,836	$2,666
Restricted stock units	4,046	2,585	11,746	6,900
Restricted stock awards	—	—	—	1
Employee stock purchase plan	48	22	139	103
Total stock-based compensation expense	$5,035	$3,457	$14,721	$9,670
Tax benefit from stock-based awards	$565	$2,958	$4,050	$6,899

We granted an aggregate of 30,000 and 140,500 stock options pursuant to our 2015 Equity Incentive Plan, or the 2015 Plan, during the three and nine months ended September 30, 2019, respectively, as compared to an aggregate of 4,000 and 180,500 stock options for the same periods in the prior year. There were 60,043 and 258,668 stock options exercised during the three and nine months ended September 30, 2019, respectively, as compared to 281,709 and 721,573 stock options for the same periods in the prior year. We granted an aggregate of 88,308 and 425,324 restricted stock units during the three and nine months ended September 30, 2019, respectively, as compared to an aggregate of 54,300 and 266,470 restricted stock units for the same periods in the prior year. There were 15,880 and 177,946 restricted stock units that vested during the three and nine months ended September 30, 2019, respectively, as compared to 8,168 and 21,714 restricted stock units vested during the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

Note 14. Earnings / (Loss) Per Share

Basic and Diluted Earnings / (Loss) Per Share

The components of basic and diluted earnings / (loss) per share, or EPS, are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income / (loss)	$17,690	$(7,652)	$40,496	$13,596
Less: income allocated to participating securities	—	—	—	(2)
Net income / (loss) attributable to common stockholders (A)	$17,690	$(7,652)	$40,496	$13,594
Weighted average common shares outstanding — basic (B)	48,518,041	47,812,642	48,360,927	47,494,926
Dilutive effect of stock options, restricted stock units and restricted stock awards	1,634,766	—	1,877,482	2,098,992
Weighted average common shares outstanding — diluted (C)	50,152,807	47,812,642	50,238,409	49,593,918
Net income / (loss) per share:
Basic (A/B)	$0.36	$(0.16)	$0.84	$0.29
Diluted (A/C)	$0.35	$(0.16)	$0.81	$0.27

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	187,792	191,169	177,292	191,469
Restricted stock awards	—	—	—	—
Restricted stock units	325,108	33,100	239,450	33,100
Common stock subject to repurchase	410	4,005	410	4,005

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

Note 15. Significant Service Providers

During the three and nine months ended September 30, 2019, our 10 largest revenue service provider partners accounted for 52% of our consolidated revenue as compared to 57% and 58% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three and nine months ended September 30, 2019 and 2018.

One individual service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of September 30, 2019 and December 31, 2018.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

For the three and nine months ended September 30, 2019, we recorded a provision for income taxes of $2.9 million and $3.4 million, respectively, resulting in an effective income tax rate of 14.0% and 7.8% for those periods. For the three and nine months ended September 30, 2018, we recorded a benefit from income taxes of $9.1 million and $10.4 million, respectively, resulting in an effective income tax rate of 54.2% and (327.1)% for those periods. Our effective tax rates were different from the statutory rate primarily due to the tax windfall benefits from employee stock-based payment transactions, foreign derived intangible income deduction and research and development tax credits claimed, partially offset by the impact of non-deductible meal and entertainment expenses and state taxes.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of September 30, 2019. As of December 31, 2018, based on our historical and expected future taxable earnings, we believed it was more likely than not that we would realize all of the benefit of the existing deferred tax assets. Accordingly, we did not record a valuation allowance as of December 31, 2018.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a reduction to the unrecognized tax benefits of $0.2 million for research and development tax credits claimed during each of the nine months ended September 30, 2019 and 2018.

As of September 30, 2019 and December 31, 2018, we accrued $0.1 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% and 93% of our revenue for the three and nine months ended September 30, 2019, respectively, as compared to 93% and 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

Management evaluates the performance of its segments and allocates resources to them based on operating income (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the table below (in thousands):

	Three Months Ended September 30, 2019
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$79,954	$4,970	$—	$—	$84,924
Hardware and other revenue	41,016	5,484	(1,287)	(2,257)	42,956
Total revenue	120,970	10,454	(1,287)	(2,257)	127,880
Operating income / (loss)	12,772	(561)	62	(78)	12,195

	Three Months Ended September 30, 2018
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$70,884	$3,408	$—	$—	$74,292
Hardware and other revenue	34,642	5,978	(1,343)	(1,721)	37,556
Total revenue	105,526	9,386	(1,343)	(1,721)	111,848
Operating income / (loss)	(15,593)	(1,084)	26	(43)	(16,694)

	Nine Months Ended September 30, 2019
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$233,459	$13,854	$—	$—	$247,313
Hardware and other revenue	107,884	15,810	(3,364)	(5,768)	114,562
Total revenue	341,343	29,664	(3,364)	(5,768)	361,875
Operating income / (loss)	37,182	(1,782)	71	(10)	35,461

	Nine Months Ended September 30, 2018
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$204,622	$8,626	$—	$—	$213,248
Hardware and other revenue	88,245	15,143	(3,585)	(3,959)	95,844
Total revenue	292,867	23,769	(3,585)	(3,959)	309,092
Operating income / (loss)	8,335	(4,548)	(211)	233	3,809

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of September 30, 2019	$534,948	$18,144	$(52,086)	$—	$501,006
Assets as of December 31, 2018	482,666	19,629	(61,309)	(1)	440,985

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $10.8 million and $32.8 million for the three and nine months ended September 30, 2019, respectively, as compared to $10.5 million and $30.6 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2019 and 2018.

Depreciation and amortization expense was $5.5 million and $15.8 million for the Alarm.com segment for the three and nine months ended September 30, 2019, respectively, as compared to $5.8 million and $15.9 million for the same periods in the prior year. Depreciation and amortization expense was less than $0.1 million for the Other segment for each of the three and nine months ended September 30, 2019, as compared to $0.1 million and $0.2 million for the same periods in the prior year. Additions

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019 and 2018

to property and equipment were $4.7 million and $8.5 million for the Alarm.com segment for the three and nine months ended September 30, 2019, respectively, as compared to $3.9 million and $10.1 million for the same periods in the prior year. Additions to property and equipment were $0.1 million for the Other segment for each of the three and nine months ended September 30, 2019, as compared to less than $0.1 million and $0.1 million for the same periods in the prior year.

We derived substantially all of our revenue from North America for the three and nine months ended September 30, 2019 and 2018. Substantially all of our long-lived assets were in North America as of September 30, 2019 and December 31, 2018.

Note 18. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of September 30, 2019 and December 31, 2018, our investment balance in our installation partner was zero. During the three and nine months ended September 30, 2019 and 2018, we recorded $0.1 million and $0.3 million of cost of hardware and other revenue in connection with this installation partner, respectively. As of September 30, 2019 and December 31, 2018, the accounts payable balance to our installation partner was less than $0.1 million.

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

Highlights of Third Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our service provider partners have indicated that they typically have three to five-year service contracts with residential or commercial property owners. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 66% and 68% of our revenue during the three and nine months ended September 30, 2019, respectively, as compared to 66% and 69% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 8% and 9% of our revenue during the three and nine months ended September 30, 2019, as compared to 9% and 10% for the same periods in the prior year.

We also generate revenue from the sale of hardware, including video cameras, cellular radio modules, thermostats, image sensors and other peripherals, that enables our solutions. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Hardware and other revenue represented 34% and 32% of our revenue during the three and nine months ended September 30, 2019, respectively, as compared to 34% and 31% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•
SaaS and license revenue increased 14% to $84.9 million in the three months ended September 30, 2019 from $74.3 million in the three months ended September 30, 2018. SaaS and license revenue increased 16% to $247.3 million in the nine months ended September 30, 2019 from $213.2 million in the nine months ended September 30, 2018. Included in SaaS and license revenue was software license revenue, which increased to $10.8 million in the three months ended September 30, 2019 from $10.5 million in the three months ended September 30, 2018. Software license revenue increased to $32.8 million in the nine months ended September 30, 2019 from $30.6 million in the nine months ended September 30, 2018.

•
Total revenue increased 14% to $127.9 million in the three months ended September 30, 2019 from $111.8 million in the three months ended September 30, 2018. Revenue increased 17% to $361.9 million in the nine months ended September 30, 2019 from $309.1 million in the nine months ended September 30, 2018.

•
Net income / (loss) was $17.7 million and $(7.7) million for the three months ended September 30, 2019 and 2018, respectively. Net income was $40.5 million and $13.6 million for the nine months ended September 30, 2019 and 2018, respectively.

•
Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $26.3 million in the three months ended September 30, 2019 from $25.8 million in the three months ended September 30, 2018. Adjusted EBITDA increased to $78.3 million in the nine months ended September 30, 2019 from $72.2 million in the nine months ended September 30, 2018.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income / (loss), the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and nine months ended September 30, 2019 and 2018.

Recent Developments

On October 21, 2019, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye. OpenEye provides cloud-managed video surveillance solutions for the commercial market. We believe the acquisition of OpenEye will provide us with a comprehensive suite of interactive cloud-based services spanning video, access control, intrusion and automation for domestic and international commercial enterprises.

In consideration for the purchase of 85% of the issued and outstanding capital stock of OpenEye, we paid $61.3 million in cash on October 21, 2019, after deducting $2.8 million related to an agreed holdback. The purchase price is subject to certain post-closing adjustments including the final determination of closing working capital, in accordance with the terms of the stock purchase agreement. An earn-out of up to an additional $11.0 million is payable if certain calendar 2020 targets are met. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SaaS and license revenue	$84,924	$74,292	$247,313	$213,248
Adjusted EBITDA	26,320	25,821	78,287	72,188

	Twelve Months Ended September 30,
	2019	2018
SaaS and license revenue renewal rate	94%	94%

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

Adjusted EBITDA

Adjusted EBITDA represents our net income / (loss) before interest expense, interest income, other income, net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income / (loss), the most comparable GAAP measurement, for the three and nine months ended September 30, 2019 and 2018.

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

We record the cost of SaaS and license revenue as expenses are incurred, which corresponds to the delivery period of our services to our subscribers. We record the cost of hardware and other revenue when the hardware and other services are delivered to the service provider partner, which occurs when control of the hardware and other services transfers to the service provider partner. Our cost of revenue excludes amortization and depreciation shown in operating expenses.

Recently, the U.S. administration has called for significant changes to U.S. trade policy with respect to China. Beginning in 2018 and throughout 2019, our smart thermostat products have been subject to an additional 25% import duty as a result of these changes. Beginning in May 2019, certain of our video camera products became subject to a 25% import duty. Additionally, beginning in September 2019, certain of our video cameras and sensors became subject to a 15% import duty. Between one third to one half of the finished goods hardware products that we sell to our service provider partners are imported from China and could be subject to increased tariffs. While the additional import duties resulted in an increase to our cost of hardware revenue, these import duties had a modest impact on hardware revenue margins. We continue to monitor the changes in tariffs. If tariffs are increased or are expanded to apply to more of our products, such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 866 employees as of September 30, 2018 to 1,043 employees as of September 30, 2019, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 274 as of September 30, 2018 to 340 as of September 30, 2019. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and, as a result, expect our sales and marketing expense to increase on an absolute dollar basis. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 96 as of September 30, 2018 to 121 as of September 30, 2019. Excluding intellectual property litigation and acquisition-related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions grew from 496 as of September 30, 2018 to 582 as of September 30, 2019. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally. We expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue in the short term to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and our notes receivable.

Other Income, Net

Other income, net primarily consists of gains earned on our notes receivable and conversion of our outstanding notes receivable balance into an equity investment, partially offset by an impairment of one of our investments.

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

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands). Certain previously reported amounts in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 have been reclassified to conform to our current presentation to reflect interest income separately, which was previously included in other income, net.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenue:
SaaS and license revenue	$84,924	66%	$74,292	66%	$247,313	68%	$213,248	69%
Hardware and other revenue	42,956	34	37,556	34	114,562	32	95,844	31
Total revenue	127,880	100	111,848	100	361,875	100	309,092	100
Cost of revenue(1):
Cost of SaaS and license revenue	12,438	10	11,501	11	37,428	10	33,334	11
Cost of hardware and other revenue	35,085	27	30,491	27	93,601	26	73,523	24
Total cost of revenue	47,523	37	41,992	38	131,029	36	106,857	35
Operating expenses:
Sales and marketing(2)	14,533	11	14,128	13	43,392	12	39,562	13
General and administrative(2)	18,701	15	43,662	39	51,785	14	77,943	25
Research and development(2)	29,461	23	22,869	20	84,375	23	64,767	21
Amortization and depreciation	5,467	4	5,891	5	15,833	5	16,154	5
Total operating expenses	68,162	53	86,550	77	195,385	54	198,426	64
Operating income / (loss)	12,195	10	(16,694)	(15)	35,461	10	3,809	1
Interest expense	(715)	(1)	(736)	(1)	(2,322)	(1)	(2,159)	—
Interest income	2,703	2	661	1	4,317	1	1,442	—
Other income, net	6,380	5	56	—	6,468	2	91	—
Income / (loss) before income taxes	20,563	16	(16,713)	(15)	43,924	12	3,183	1
Provision for / (benefit from) income taxes	2,873	2	(9,061)	(8)	3,428	1	(10,413)	(3)
Net income / (loss)	$17,690	14%	$(7,652)	(7)%	$40,496	11%	$13,596	4%
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

(2)	Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense data:
Sales and marketing	$534	$301	$1,385	$855
General and administrative	1,714	1,191	4,762	3,700
Research and development	2,787	1,965	8,574	5,115
Total stock-based compensation expense	$5,035	$3,457	$14,721	$9,670

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	15%	15%	16%
Cost of hardware and other revenue as a percentage of hardware and other revenue	82%	81%	82%	77%
Total cost of revenue as a percentage of total revenue	37%	38%	36%	35%

Comparison of the Three and Nine Months Ended September 30, 2019 to September 30, 2018

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented. Certain previously reported amounts in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 have been reclassified to conform to our current presentation to reflect interest income separately, which was previously included in other income, net.

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

Revenue
SaaS and license revenue	$84,924	$74,292	14%	$247,313	$213,248	16%
Hardware and other revenue	42,956	37,556	14	114,562	95,844	20
Total revenue	$127,880	$111,848	14%	$361,875	$309,092	17%

The $16.0 million increase in total revenue for the three months ended September 30, 2019 as compared to the same period in the prior year was primarily the result of a $10.6 million, or 14%, increase in our SaaS and license revenue and a $5.4 million, or 14%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue increased $0.3 million to $10.8 million during the three months ended September 30, 2019 as compared to $10.5 million during the same period in the prior year. The increase in our Alarm.com segment SaaS and license revenue for the three months ended September 30, 2019 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2018. To a lesser extent, SaaS and license revenue increased in the period due to an increase in license fees. The increase in hardware and other revenue for the three months ended September 30, 2019 as compared to the same period in the prior year was due to an increase in the volume of video cameras sold. Our Other segment contributed 15% of the increase in SaaS and license revenue for the three months ended September 30, 2019 as compared to the same period in the prior year. The increase in SaaS and license revenue for our Other segment for the three months ended September 30, 2019 as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions and our remote access management solution. Hardware and other revenue for the three months ended September 30, 2019 in our Other segment decreased 24% as compared to the same period in the prior year, primarily due to the timing of sales related to our remote access management solution.

The $52.8 million increase in total revenue for the nine months ended September 30, 2019 as compared to the same period in the prior year was primarily the result of a $34.1 million, or 16%, increase in our SaaS and license revenue and a $18.7 million, or 20%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue increased $2.2 million to $32.8 million during the nine months ended September 30, 2019 as compared to $30.6 million during the same period in the prior year. The increase in our Alarm.com segment SaaS and license revenue for the nine months ended September 30, 2019 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2018. To a lesser extent, SaaS and license revenue increased in the period due to an increase in license fees. The increase in hardware and other revenue for the nine months ended September 30, 2019 as compared to the same period in the prior year was due to an increase in the volume of video cameras sold. Our Other segment contributed 15% of the increase in SaaS and license revenue for the nine months ended September 30, 2019 as compared to the same period in the prior year. The increase in SaaS and license revenue for our Other segment for the nine months ended September 30, 2019 as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions and our remote access management solution. Hardware and other revenue for the nine months ended September 30, 2019 in our Other segment decreased 10% as compared to the same period in the prior year, primarily due to the timing of sales related to our remote access management solution.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

Cost of revenue(1)
Cost of SaaS and license revenue	$12,438	$11,501	8%	$37,428	$33,334	12%
Cost of hardware and other revenue	35,085	30,491	15	93,601	73,523	27
Total cost of revenue	$47,523	$41,992	13%	$131,029	$106,857	23%
% of total revenue	37%	38%		36%	35%
_______________

(1)	Excludes amortization and depreciation shown in operating expenses.

The $5.5 million increase in cost of revenue for the three months ended September 30, 2019 as compared to the same period in the prior year was the result of a $4.6 million, or 15%, increase in cost of hardware and other revenue and a $0.9 million, or 8%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue decreased $0.1 million to $0.3 million for the three months ended September 30, 2019 as compared to the same period in the prior year. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped during the three months ended September 30, 2019 as compared to the same period in the prior year. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. Cost of hardware and other revenue as a percentage of hardware and other revenue was 82% for the three months ended September 30, 2019 and 81% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for each of the three months ended September 30, 2019 and 2018. Cost of software license revenue as a percentage of software license revenue was 3% and 4% for the three months ended September 30, 2019 and 2018, respectively. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended September 30, 2019 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

The $24.2 million increase in cost of revenue for the nine months ended September 30, 2019 as compared to the same period in the prior year was the result of a $20.1 million, or 27%, increase in cost of hardware and other revenue and a $4.1 million, or 12%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue decreased $0.3 million to $1.0 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped during the nine months ended September 30, 2019 as compared to the same period in the prior year. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. Cost of hardware and other revenue as a percentage of hardware and other revenue was 82% for the nine months ended September 30, 2019 and 77% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for the nine months ended September 30, 2019 and 16% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 3% and 4% for the nine months ended September 30, 2019 and 2018, respectively. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the nine months ended September 30, 2019 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

Sales and marketing	$14,533	$14,128	3%	$43,392	$39,562	10%
% of total revenue	11%	13%		12%	13%

The $0.4 million increase in sales and marketing expense for the three months ended September 30, 2019 as compared to the same period in the prior year was primarily due to increases in headcount for our sales team and our service provider partner support team to support our growth. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $2.1 million for the three months ended September 30, 2019. Additionally, recruiting costs and costs for external consultants increased by $0.1 million for the three months ended September 30, 2019 for our Alarm.com segment as compared to the same period in the prior year. These increases were partially offset by a $1.9 million decrease in our marketing expense for our Alarm.com segment for the three months ended

September 30, 2019 as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $0.1 million for the three months ended September 30, 2019 as compared to the same period in the prior year, primarily due to increases in headcount for our sales team.

The $3.8 million increase in sales and marketing expense for the nine months ended September 30, 2019 as compared to the same period in the prior year was primarily due to increases in headcount for our sales team and service provider partner support team to support our growth. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $5.2 million for the nine months ended September 30, 2019. Additionally, recruiting costs and costs for external consultants increased by $0.2 million for the nine months ended September 30, 2019 for our Alarm.com segment as compared to the same period in the prior year. These increases were partially offset by a $2.7 million decrease in our marketing expense for our Alarm.com segment for the nine months ended September 30, 2019 as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $0.9 million for the nine months ended September 30, 2019 as compared to the same period in the prior year, primarily due to increases in headcount for our sales team. The number of employees in sales and marketing functions grew from 274 as of September 30, 2018 to 340 as of September 30, 2019. Sales and marketing expense as a percentage of total revenue was 12% and 13% for the nine months ended September 30, 2019 and 2018, respectively.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

General and administrative	$18,701	$43,662	(57)%	$51,785	$77,943	(34)%
% of total revenue	15%	39%		14%	25%

The $25.0 million decrease in general and administrative expense for the three months ended September 30, 2019 as compared to the same period in the prior year was primarily due to a $30.5 million decrease in legal expenses within our Alarm.com segment resulting from a $28.0 million expense recorded during the three months ended September 30, 2018 for the agreement reached to settle the legal matter alleging violations of the TCPA within our Alarm.com segment. This decrease was partially offset by a $3.5 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth and an increase of $1.1 million in rent expense due in part to additional office space obtained for our corporate headquarters. General and administrative expenses from our Other segment increased by $0.4 million for the three months ended September 30, 2019 as compared to the same period in the prior year, primarily due to personnel and related costs, including salary, benefits and stock-based compensation.

The $26.2 million decrease in general and administrative expense for the nine months ended September 30, 2019 as compared to the same period in the prior year was primarily due to a $31.3 million decrease in legal expenses within our Alarm.com segment resulting from a $28.0 million expense recorded during the nine months ended September 30, 2018 for the agreement reached to settle the legal matter alleging violations of the TCPA within our Alarm.com segment. Additionally, the decrease in general and administrative expense was due to the reversal of the $3.3 million reserve previously recorded during the three months ended December 31, 2018, for a promissory note with one of our hardware suppliers within our Alarm.com segment. These decreases were partially offset by a $5.2 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth and a $2.2 million increase in rent expense within the Alarm.com segment due in part to additional office space obtained for our corporate headquarters. General and administrative expenses from our Other segment decreased by $0.4 million for the nine months ended September 30, 2019 as compared to the same period in the prior year, primarily due to a decrease in expense for external consultants. The number of employees in general and administrative functions increased from 96 as of September 30, 2018 to 121 as of September 30, 2019.

Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

Research and development	$29,461	$22,869	29%	$84,375	$64,767	30%
% of total revenue	23%	20%		23%	21%

The $6.6 million increase in research and development expense for the three months ended September 30, 2019 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $4.9 million for the three months ended September 30, 2019 as compared to the same period in the prior year and our expenses for external consultants increased by $0.3 million. Additionally, the increase in research and development expense is due to $1.0 million of in-process research and development we acquired on September 18, 2019. Research and development expense from our Other segment remained relatively consistent for the three months ended September 30, 2019 as compared to the same period in the prior year.

The $19.6 million increase in research and development expense for the nine months ended September 30, 2019 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $15.5 million for the nine months ended September 30, 2019 as compared to the same period in the prior year and our expenses for external consultants increased by $0.8 million. Additionally, the increase in research and development expense is due to $1.0 million of in-process research and development we acquired on September 18, 2019. Research and development expense from our Other segment decreased by $0.2 million due to a decrease in our expenses for external consultants for the nine months ended September 30, 2019 as compared to the same period in the prior year. The number of employees in research and development functions increased from 496 as of September 30, 2018 to 582 as of September 30, 2019.

Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

Amortization and depreciation	$5,467	$5,891	(7)%	$15,833	$16,154	(2)%
% of total revenue	4%	5%		5%	5%

Amortization and depreciation decreased $0.4 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year, primarily due to certain intangible assets being fully amortized prior to September 30, 2019.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

Interest expense	$(715)	$(736)	(3)%	$(2,322)	$(2,159)	8%
% of total revenue	(1)%	(1)%		(1)%	—%

Interest expense remained relatively consistent for the three months ended September 30, 2019, as compared to the same period in the prior year. Interest expense increased $0.2 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. The increase in interest expense for the nine months ended September 30, 2019 as compared to the same period in the prior year is primarily due to an increase in the effective interest rate on the 2017 Facility resulting from the increase in the Eurodollar Base Rate, or LIBOR.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

Interest income	$2,703	$661	309%	$4,317	$1,442	199%
% of total revenue	2%	1%		1%	—%

Interest income increased $2.0 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year. The increase in interest income for the three and nine months ended September 30, 2019 as compared to the same periods in the prior year is primarily due to recording interest income of $1.7 million related to a promissory note with one of our hardware suppliers within our Alarm.com segment.

Other Income, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

Other income, net	$6,380	$56	11,293%	$6,468	$91	7,008%
% of total revenue	5%	—%		2%	—%

Other income, net increased $6.3 million and $6.4 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year. The increase in other income, net for the three and nine months ended September 30, 2019 as compared to the same periods in the prior year is primarily due to recording a gain of $6.9 million related to a promissory note with one of our hardware suppliers within our Alarm.com segment, partially offset by a $0.6 million impairment of one of our investments.

Provision for / (Benefit from) Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

Provision for / (benefit from) income taxes	$2,873	$(9,061)	(132)%	$3,428	$(10,413)	(133)%
% of total revenue	2%	(8)%		1%	(3)%

The provision for incomes taxes increased $11.9 million and $13.8 million for the three and nine months ended September 30, 2019 as compared to the same period in the prior year. Our effective tax rates were 14.0% and 7.8% for the three and nine months ended September 30, 2019, respectively, as compared to 54.2% and (327.1)% for the same periods in the prior year. The increase in the provision for income taxes was primarily related to decreases in tax windfall benefits, research and development tax credits claimed and the foreign derived intangible income deduction claimed for the three and nine months ended September 30, 2019 as compared to the same periods in the prior year.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% and 93% of our revenue for the three and nine months ended September 30, 2019, respectively, as compared to 93% and 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 789 employees as of September 30, 2018 to 959 employees as of September 30, 2019. Our Other segment increased from 77 employees as of September 30, 2018 to 84 employees as of September 30, 2019. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended September 30,
	2019			2018
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$79,954	$41,016	$63,261	$70,884	$34,642	$82,023
Other	4,970	5,484	4,901	3,408	5,978	4,527
Intersegment Alarm.com	—	(1,287)	—	—	(1,343)	—
Intersegment Other	—	(2,257)	—	—	(1,721)	—
Total	$84,924	$42,956	$68,162	$74,292	$37,556	$86,550

	Nine Months Ended September 30,
	2019			2018
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$233,459	$107,884	$181,209	$204,622	$88,245	$184,350
Other	13,854	15,810	14,176	8,626	15,143	14,076
Intersegment Alarm.com	—	(3,364)	—	—	(3,585)	—
Intersegment Other	—	(5,768)	—	—	(3,959)	—
Total	$247,313	$114,562	$195,385	$213,248	$95,844	$198,426

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $10.8 million and $32.8 million for the three and nine months ended September 30, 2019, respectively, as compared to $10.5 million and $30.6 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2019 and 2018.

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

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$164,323	$146,061
Accounts receivable, net	64,897	49,510
Working capital	206,988	152,793

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of September 30, 2019 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of September 30, 2019, we had $164.3 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity financings.

We believe our existing cash and cash equivalents, together with our 2017 Facility, and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final three months of fiscal year 2019, we expect our capital expenditure requirements to be approximately $1.5 million, primarily related to the continued build out of our leased office space as well as purchases of computer software and equipment. On August 30, 2018, we reached an agreement in principle to settle a putative class action lawsuit filed against us and Alarm.com Incorporated in the U.S. District Court for the Northern District of California. The tentative settlement was subject to the negotiation and execution of a definitive settlement agreement and Court approval. On October 25, 2018, we entered into a definitive settlement agreement, or the Settlement Agreement, with the plaintiffs. An initial payment of $5.0 million was made by us to the settlement administrator on January 2, 2019, and the remaining payment of $23.0 million was made on September 30, 2019.

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers, or the October 2018 Promissory Note, which was amended in November 2018, January 2018 and February 2019 as a result of the hardware supplier's financial restructuring. In March 2019, we entered into a separate secured promissory note with the same hardware supplier, which, together with the October 2018 Promissory Note, we refer to as the Promissory Notes. Under the Promissory Notes, we agreed to provide the hardware supplier loans of up to $7.4 million, collateralized by all assets owned by the supplier. In March 2019, we paid $16.4 million to acquire a secured promissory note, or the Acquired Promissory Note, that was originally executed between our hardware supplier and another third-party secured creditor. The Acquired Promissory Note had an outstanding balance of $26.6 million as of December 31, 2018, including interest. In addition to the $16.4 million paid in March 2019 for the Acquired Promissory Note, we agreed to pay the third-party secured creditor an additional $6.0 million, subject to certain contingencies measured as of May 4, 2019. Based on the outcome of those contingencies, we recorded a $6.0 million liability in March 2019 related to the Acquired Promissory Note and paid the $6.0 million contingent liability during the three months ended September 30, 2019.

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

As of September 30, 2019, there was no remaining outstanding balance of the Promissory Notes and the Acquired Promissory Note. As of December 31, 2018, the outstanding balance of the Promissory Notes excluding interest was $3.3 million and was included in other assets in our condensed consolidated balance sheets prior to any adjustments for impairment.

On September 18, 2019, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired certain assets of an unrelated third party and substantially all of the acquired assets consisted of in-process research and development, or IPR&D. In consideration for the purchase of the IPR&D, we paid $0.9 million in cash on September 18, 2019, with the remaining $0.1 million expected to be paid 18 months following the acquisition date, pending any indemnification obligations.

On October 21, 2019, Alarm.com Incorporated acquired 85% of the issued and outstanding capital stock of OpenEye. In consideration for the purchase of 85% of the issued and outstanding capital stock of OpenEye, we paid $61.3 million in cash on October 21, 2019, after deducting $2.8 million related to an agreed holdback. The purchase price is subject to certain post-closing adjustments including the final determination of closing working capital, in accordance with the terms of the stock purchase agreement. An earn-out of up to an additional $11.0 million is payable if certain calendar 2020 targets are met. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q.

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

As of September 30, 2019, $64.0 million was outstanding under the 2017 Facility, no letters of credit were outstanding and $61.0 million remained available for borrowing under the 2017 Facility. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions without approval of the lenders. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. As of September 30, 2019, we were in compliance with all covenants under the 2017 Facility. Our outstanding amounts under the 2017 Facility are due at maturity in October 2022. The 2017 Facility is discussed in more detail below under “Debt Obligations.”

Dividends

We did not declare or pay dividends during the three and nine months ended September 30, 2019 and 2018. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing the 2017 Facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities	$23,847	$34,978
Cash flows used in investing activities	(5,889)	(9,317)
Cash flows from financing activities	304	2,253

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the nine months ended September 30, 2019, cash flows from operating activities were $23.8 million, compared to $35.0 million for the same period in the prior year. This $11.2 million decrease in cash flows from operating activities was due to a $48.7 million decrease in cash from operating assets and liabilities, partially offset by a $26.9 million increase in net income and a $10.6 million increase in non-cash items.

The $48.7 million decrease in cash from operating assets and liabilities was primarily due to the $28.0 million expense recorded during the nine months ended September 30, 2018 for the agreement reached to settle the legal matter alleging violations of the TCPA, and such settlement amount was subsequently paid during the nine months ended September 30, 2019. This decrease was partially offset by a $4.7 million change in prepayments for inventory for the nine months ended September 30, 2019 as compared to the same period in the prior year. The $10.6 million increase in non-cash items was primarily due to a $10.6 million change in deferred income taxes, primarily due to the increase in deferred income taxes resulting from the $28.0 million expense recorded during the nine months ended September 30, 2018 for the agreement reached to settle the legal matter alleging violations of the TCPA. Additionally, the increase in non-cash items was due to a $5.1 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during the nine months ended September 30, 2019, partially offset by a gain of $6.9 million related to the Promissory Notes and the Acquired Promissory Note with one of our hardware suppliers recorded during the nine months ended September 30, 2019.

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

For the nine months ended September 30, 2019, our cash flows used in investing activities was $5.9 million as compared to cash flows used in investing activities of $9.3 million for the same period in the prior year. The $3.4 million decrease in cash flows used in investing activities was primarily due to $30.7 million received from one of our hardware suppliers for the amounts due under the Promissory Notes and the Acquired Promissory Note, partially offset by the $22.4 million paid in 2019 for the Acquired Promissory Note as well as $3.7 million of additional funding provided to the hardware supplier under the Promissory Notes.

Financing Activities

Cash generated by financing activities includes borrowings under credit facilities and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the nine months ended September 30, 2019, cash flows from financing activities was $0.3 million, compared to $2.3 million for the same period in the prior year. The $2.0 million decrease in cash flows from financing activities was primarily due to changes in the issuance of common stock from equity-based plans.

Contractual Obligations

As of September 30, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report.

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

Debt Obligations

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During the three and nine months ended September 30, 2019 and 2018, we repaid $1.0 million and $3.0 million of the outstanding balance of the 2017 Facility, respectively.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the three and nine months ended September 30, 2019, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the nine months ended September 30, 2019, the effective interest rate on the 2017 Facility was 4.61%, as compared to 4.05% for the same period in the prior year.

The carrying value of the 2017 Facility was $64.0 million and $67.0 million as of September 30, 2019 and December 31, 2018, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of September 30, 2019 and December 31, 2018. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.50:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of September 30, 2019, we were in compliance with all financial and non-financial covenants and there were no events of default. The 2017 Facility also contains customary conditions to borrowings and events of default and contains various negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make certain payments including dividends, make investments or engage in transactions with affiliates without approval of the lenders.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

Non-GAAP Measures

We define Adjusted EBITDA as our net income / (loss) before interest expense, interest income, other income, net, provision for / (benefit from) income taxes, amortization and depreciation, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income / (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income / (loss) and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income / (loss), the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net income / (loss)	$17,690	$(7,652)	$40,496	$13,596
Adjustments:
Interest expense, interest income and other income, net	(8,368)	19	(8,463)	626
Provision for / (benefit from) income taxes	2,873	(9,061)	3,428	(10,413)
Amortization and depreciation expense	5,467	5,891	15,833	16,154
Stock-based compensation expense	5,035	3,457	14,721	9,670
Acquisition-related expense	1,590	—	1,590	—
Litigation expense	2,033	33,167	10,682	42,555
Total adjustments	8,630	33,473	37,791	58,592
Adjusted EBITDA	$26,320	$25,821	$78,287	$72,188

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our 2017 Facility with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of September 30, 2019 and December 31, 2018, an increase or decrease in the interest rate on our 2017 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $0.6 million and $0.7 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2019, EcoFactor, Inc. filed a patent infringement complaint with the U.S. International Trade Commission asserting four U.S. patents covering smart thermostat technology against a number of defendants, including Alarm.com Incorporated, Alarm.com Holdings, Inc., Ecobee Ltd., Ecobee, Inc., Google, LLC, Daikin Industries, Ltd., Daikin America, Inc., Daikin North America LLC, Schneider Electric USA, Inc., Schneider Electric SE, and Vivint, Inc. We are currently reviewing this matter and have made no determination yet regarding the merits of the case.

On August 24, 2017, Alarm.com Incorporated and its wholly-owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against ipDatatel, in the United States District Court for the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Southern District of Texas. The complaint sought injunctive relief to stop the further sale of the infringing ipDatatel’s products and systems, and damages for the infringement of Alarm.com’s patents. The parties have entered into a confidential settlement agreement, and on July 19, 2019, the parties filed a Stipulation of Dismissal with the Court, and the matter is now closed. Additionally, all of ipDatatel’s petitions for inter partes review were terminated.

On April 25, 2017, Alarm.com Incorporated and its wholly-owned subsidiary ICN Acquisition, LLC, filed a patent infringement complaint against Protect America, Inc., or Protect America, and SecureNet Technologies, LLC, or SecureNet, in the United States District Court for the Eastern District of Virginia. The complaint seeks injunctive relief to stop the further sale of the infringing Protect America and SecureNet products and systems, and damages for the infringement of Alarm.com’s patents. The complaint asserts that the technology in the Protect America and SecureNet Alarm Systems products infringe one or more claims of Alarm.com’s patents: United States Patent Numbers 7,113,090; 7,633,385; 8,395,494; 8,493,202; 8,612,591; 8,860,804; and 9,141,276. If the litigation is successful, Alarm.com will be entitled to receive monetary damages, injunctive relief, and any other relief, including attorneys' fees. In June 2017, Alarm.com filed an amended complaint against Protect America only and voluntarily dismissed SecureNet from the suit, reserving the right to refile. In September 2017, Alarm.com voluntarily dismissed the amended complaint in the United States District Court of the Eastern District of Virginia and refiled a complaint against Protect America, with substantially the same allegations, in the United States District Court of the Eastern District of Texas. The parties subsequently stipulated to transfer the case to the Western District of Texas. In March 2019, the parties agreed to dismiss U.S. Patent Nos. 7,633,385, 8,395,494, and 8,493,202 from the case without prejudice. Protect America moved to dismiss U.S. Patent No. 9,141,276 based on invalidity, which Alarm.com has opposed. A claim construction hearing was held in May 2019. The Court has not yet scheduled a jury trial.

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The U.S. District Court, District of Utah has ordered the litigation regarding the nine claims (from two patents) rejected by the PTO during the reexaminations be stayed until November 15, 2019. On April 3, 2019, the U.S. District Court, District of Utah heard argument on the parties’ cross motions for claim construction and Alarm.com’s motion for partial summary judgment as to invalidity. Decisions on these motions are pending. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019.

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

Pursuant to the Settlement Agreement, among other things, (1) we agreed to pay total cash consideration of $28.0 million into a settlement fund, (2) we agreed to implement certain business practice changes to increase awareness of TCPA compliance, (3) each party to the Settlement Agreement agreed to a mutual release of claims relating to any claim or potential claim relating to the marketing activities described in the complaint, and (4) each party covenanted not to sue the other with regard to the released claims. In addition, we agreed to no longer allow the service provider identified in the litigation as purportedly violating the TCPA to continue activating new accounts for Alarm.com products and services following preliminary Court approval of the Settlement Agreement.

On December 19, 2018, the Court granted plaintiffs’ motion for preliminary approval of the Settlement Agreement and certified the class for settlement purposes. Pursuant to the Preliminary Approval Order, the administrator provided notice of the settlement to class members, and class members had to file claims, opt out of the settlement or object to the settlement by April 16, 2019. The Final Approval Hearing was held on August 13, 2019, and the Court approved the Settlement Agreement.

We made an initial payment of $5.0 million to the settlement administrator on January 2, 2019, and the remaining payment of $23.0 million was made on September 30, 2019. The release of claims includes all alleged damages incurred related to the lawsuit. Any attorneys’ fees awarded by the Court and all costs of notice and claims administration will be paid from the settlement fund.

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

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. The court issued its claim construction order on August 12, 2019, fact discovery closes on November 12, 2019, and opening expert reports are due on December 12, 2019. The pretrial conference is scheduled for August 5, 2020; however, the trial date has not yet been set.

On March 4, 2019, Varatec, LLC, or Varatec, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Northern District of Illinois. Varatec, LLC v. ADT, LLC d/b/a ADT Security Services, N.D. Illinois Case No. 1-19-cv-01543. Varatec alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent No. 7,792,256, which was assigned to Varatec. Varatec seeks a permanent injunction, enhanced damages, and attorneys’ fees. On May 23, 2019, ADT filed a motion seeking to dismiss the complaint for failure to state a claim, on the basis that the asserted patent fails to claim patent eligible subject matter. On July 3, 2019, third-party Unified Patents Inc. filed a petition seeking inter parties review of the asserted patent by the PTAB. After the completion of briefing of ADT’s motion to dismiss, the parties agreed to stay the case pending resolution of the inter partes review, and the court granted the parties’ motion on August 14, 2019.

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

Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income / (loss), the most comparable GAAP measurement, for the three and nine months ended September 30, 2019 and 2018.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $208.9 million in 2015 to $420.5 million in 2018 and increased from $309.1 million for the nine months ended September 30, 2018 to $361.9 million for the nine months ended September 30, 2019. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 507 as of December 31, 2015 to 1,043 as of September 30, 2019. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome, including an adverse litigation judgment or settlement, could expose us to monetary damages or limit our ability to operate our business, resulting in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. On December 30, 2015, a putative class action lawsuit was filed against us, alleging violations of the Telephone Consumer Protection Act, or TCPA. On October 25, 2018, we entered into a definitive settlement agreement, or the Settlement Agreement, with the plaintiffs to settle the class action lawsuit for $28.0 million. On December 19, 2018, the U.S. District Court for the Northern District of California, or the Court, granted preliminary approval of the Settlement Agreement. The Final Approval Hearing was held on August 13, 2019, and the Court approved the Settlement Agreement. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding each of these matters. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any such litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business operates in a regulated industry.

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. Our advertising and sales practices and that of our service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. For example, on December 30, 2015, a putative class action lawsuit was filed against us, alleging violations of the TCPA. On December 19, 2018, the Court granted preliminary approval of a Settlement Agreement we entered into with the plaintiffs to settle the case. In connection with the Settlement Agreement, which was approved on August 13, 2019, we have agreed, among other things, to pay total cash consideration of $28.0 million into a settlement fund, and to implement certain business practice changes to increase awareness of TCPA compliance. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on this matter. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

Brinks Home Security disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 that it received a going concern qualification in connection with its external audit for the year ended December 31, 2018, which was an event of default under the terms of its existing indebtedness, and that it was analyzing and considering a possible restructuring and other strategic alternatives, including a potential bankruptcy filing. It further disclosed on a Current Report on Form 8-K filed on July 5, 2019 that, as of June 30, 2019, Brinks Home Security, along with certain of its domestic subsidiaries, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, or the Chapter 11 Cases, as well as a joint partial prepackaged plan of reorganization of Brinks Home Security and certain of its domestic subsidiaries, or the Plan, with the United States Bankruptcy Court for the Southern District of Texas, or the Bankruptcy Court. We were listed as an unsecured creditor with an unimpaired trade claim in the Plan. On August 13, 2019, Brinks Home Security further disclosed on a Current Report on Form 8-K that on August 7, 2019, the Bankruptcy Court confirmed the Plan, as modified by the confirmation order of the Bankruptcy Court. In connection with the Chapter 11 Cases, on July 3, 2019, Brinks Home Security entered into a secured superpriority and priming debtor-in-possession revolving credit facility, or DIP Facility, with certain lenders and other financial parties thereto. On September 3, 2019, Brinks Home Security further disclosed on a Current Report on Form 8-K that on August 30, 2019, the conditions to the effectiveness of the Plan were satisfied and Brinks Home Security emerged from chapter 11 of title 11 of the United States Code after completing a series of transactions through which Brinks Home Security and its former parent, Ascent Capital Group, Inc. merged, with Brinks Home Security as the surviving corporation. Brinks Home Security further disclosed that on August 30, 2019, the DIP Facility was terminated and replaced with a $145.0 million senior secured revolving credit facility, or the New Revolving Credit Facility, and $150.0 million in new senior secured term loans, or the New Term Loan Facility, and together with the New Revolving Credit Facility the New Exit Credit Facilities. Under the New Exit Credit Facilities, Brinks Home Security has access to $295.0 million, which includes $150.0 million in term loans under the New Term Loan Facility and up to $145.0 million under the New Revolving Credit Facility. As of the date of this report, we have not received any further information regarding this matter. We expect to continue to receive payments in the ordinary course of business; however, if Brinks Home Security is unable to meet its payment obligations to us, our revenue and profitability may be adversely affected.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components in an amount equal to 21% of our hardware and other revenue for the three and nine months ended September 30, 2019. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

From time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We provided such advance payments and loan financing to one of our key hardware suppliers that is currently undergoing a financial restructuring whose products generated between 15% and 25% of our hardware and other revenue over the last twelve months. See Note 8 to our condensed consolidated financial statements for more information regarding this matter.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. On March 8, 2017, we acquired Icontrol's Connect and Piper business units, and on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye. We have acquired other businesses in the past. For example, we acquired EnergyHub, Inc. in 2013, we acquired the assets of Horizon Analog, Inc. and Secure-i, Inc., in December 2014, we acquired the assets of HiValley Technology Inc. in March 2015, and we acquired certain assets of ObjectVideo, Inc. in January 2017. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

The United States and the European Union, or EU, have a cooperative program for transferring personal data, referred to as the Privacy Shield, that went into effect on August 1, 2016. We have self-certified our compliance with the Privacy Shield framework since September 2016, and we use Model Contracts to transfer personal data from the EU to the United States in compliance with the European Commission’s Directive on Data Protection. However, the validity of these data transfer mechanisms is continually being challenged in EU courts and by the EU Parliament. Further uncertainty may result if the United Kingdom, or UK, and the EU are unable to finalize an agreement on a transition period during which EU law would continue to apply to the UK beyond the UK’s potential withdrawal from the EU, currently anticipated to occur on January 31, 2020. As a result of these ongoing challenges, there will continue to be significant regulatory uncertainty surrounding the validity of data transfers from the EU and the UK to the United States.

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

As of September 30, 2019, we had $132.4 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 2% of our total revenue for each of the nine months ended September 30, 2019 and 2018. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. Recently, the U.S. administration has called for significant changes to U.S. trade policy with respect to China. Beginning in 2018 and throughout 2019, our smart thermostat products have been subject to an additional 25% import duty as a result of this dispute. Additionally, we were notified by U.S. Customs and Border Protection on April 19, 2019 that certain camera products we import from China were reclassified into a product category, known as List 3, that was subject to an additional 10% import duty. We are appealing this action, but have begun paying the additional import duty while the appeal process is underway. If we are unsuccessful in our appeal, and if we are not able to pass on the increased cost to our customers, our margin on such products would decrease. On May 10, 2019, the President increased the additional import duty on List 3 products to 25%, and has since proposed a further increase of this rate to 30% in the coming months. Certain of our video camera products are included in the List 3 category. The President has also imposed a 15% import duty on other Chinese imports, known as List 4, with additional duties on certain products (List 4A) effective September 1, 2019 and the remainder (List 4B) effective December 15, 2019. We are addressing the risks related to these imposed and announced tariffs, which have affected, or have the potential to affect, at least some of our imports from China.

Between one third to one half of the finished goods hardware products that we sell to our customers are imported from China and could be subject to increased tariffs. Other Alarm.com finished goods hardware products that are not manufactured in China may contain subcomponents made in China that could also be subject to increased tariffs. While the additional import duties resulted in an increase to our cost of hardware revenue, these import duties had a modest impact on hardware revenue margins. If tariffs, trade restrictions, or trade barriers are expanded or interpreted by a court or governmental agency to apply to more of our products, then our exposure on future taxes and duties on such imported products and components could be significant and could have a material impact on our financial results. If our products are deemed to be subject to additional duties and taxes as determined by a court or governmental agency, we may suffer additional hardware revenue margin erosion or be required to raise our prices on certain imported products. There can be no assurance that we will not experience a disruption in our business or harm to our financial condition related to these or other changes in trade practices, and any changes to our operations or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming, and costly. Furthermore, our business may be adversely affected by retaliatory trade measures taken by China and other countries, which could materially harm our business, financial condition and results of operations. Trade barriers, or the perception that any of them could be imposed, may have a negative effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions.

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The outstanding balance of the 2017 Facility was $64.0 million as of September 30, 2019. On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $71.50 through September 30, 2019. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this "Risk Factors" section:

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

As of September 30, 2019, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 to July 31, 2019	—	$—	—	$75,000,000
August 1 to August 31, 2019	—	—	—	75,000,000
September 1 to September 30, 2019	—	—	—	75,000,000
Total	—	$—	—

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

Alarm.com Holdings, Inc.

Date:	November 5, 2019	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)