Form 10-Q
period 2020-03-31
Alarm.com Holdings, Inc.
filed 2020-05-07
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of April 28, 2020, there were 48,740,865 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
SaaS and license revenue	$91,950	$80,055
Hardware and other revenue	59,989	32,280
Total revenue	151,939	112,335
Cost of revenue(1):
Cost of SaaS and license revenue	12,328	12,325
Cost of hardware and other revenue	45,652	26,625
Total cost of revenue	57,980	38,950
Operating expenses:
Sales and marketing	17,075	13,228
General and administrative	20,865	19,212
Research and development	39,730	26,496
Amortization and depreciation	6,422	5,228
Total operating expenses	84,092	64,164
Operating income	9,867	9,221
Interest expense	(645)	(821)
Interest income	459	808
Other income, net	92	44
Income before income taxes	9,773	9,252
Provision for income taxes	1,202	242
Net income	8,571	9,010
Net loss attributable to redeemable noncontrolling interest	236	—
Net income attributable to common stockholders	$8,807	$9,010

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.18	$0.19
Diluted	$0.18	$0.18
Weighted average common shares outstanding:
Basic	48,725,565	48,172,243
Diluted	50,246,987	50,172,818
_______________

(1)	Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$171,732	$119,629
Accounts receivable, net of allowance for credit losses of $4,789 and $2,584, respectively, and net of allowance for product returns of $1,224 and $1,075, respectively	81,894	76,373
Inventory, net	36,841	34,168
Other current assets, net of allowance for credit losses of $39 and $16, respectively	18,834	13,504
Total current assets	309,301	243,674
Property and equipment, net	39,467	38,548
Intangible assets, net	99,420	103,438
Goodwill	104,963	104,963
Deferred tax assets	17,964	19,137
Operating lease right-of-use assets	34,939	30,523
Other assets, net of allowance for credit losses of $77 and $0, respectively	18,021	17,516
Total assets	$624,075	$557,799
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$53,089	$48,727
Accrued compensation	11,739	16,342
Deferred revenue	4,028	3,043
Operating lease liabilities	8,803	7,683
Total current liabilities	77,659	75,795
Deferred revenue	8,074	7,455
Long-term debt	113,000	63,000
Operating lease liabilities	40,264	37,199
Other liabilities	7,888	7,489
Total liabilities	246,885	190,938
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	10,974	11,210
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019.	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 48,807,707 and 48,700,963 shares issued; and 48,660,454 and 48,700,713 shares outstanding as of March 31, 2020 and December 31, 2019, respectively.	488	487
Additional paid-in capital	373,349	365,627
Treasury stock, at cost; 147,153 and 0 shares as of March 31, 2020 and December 31, 2019, respectively.	(5,149)	—
Accumulated deficit	(2,472)	(10,463)
Total stockholders’ equity	366,216	355,651
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$624,075	$557,799

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows from / (used in) operating activities:	2020	2019
Net income	$8,571	$9,010
Adjustments to reconcile net income to net cash from / (used in) operating activities:
Provision for credit losses on accounts receivable	1,885	260
Reserve for product returns	291	(120)
Provision for credit losses on notes receivable	(349)	—
Amortization on patents and tooling	199	167
Amortization and depreciation	6,422	5,228
Amortization of debt issuance costs	27	27
Amortization of operating leases	2,045	1,803
Deferred income taxes	1,327	135
Change in fair value of contingent liability	(568)	—
Stock-based compensation	6,358	4,266
Acquired in-process research and development	3,297	—
Changes in operating assets and liabilities:
Accounts receivable	(8,064)	(6,753)
Inventory	(2,673)	(2,724)
Other current and non-current assets	(6,108)	(909)
Accounts payable, accrued expenses and other current liabilities	83	(9,987)
Deferred revenue	1,604	360
Operating lease liabilities	(2,259)	(1,908)
Other liabilities	812	(42)
Cash flows from / (used in) operating activities	12,900	(1,187)
Cash flows used in investing activities:
Additions to property and equipment	(3,719)	(2,962)
Purchases of in-process research and development	(3,297)	—
Issuances or purchases of notes receivable	—	(20,061)
Receipt of payment on notes receivable	3	—
Cash flows used in investing activities	(7,013)	(23,023)
Cash flows from financing activities:
Proceeds from credit facility	50,000	—
Repayments of credit facility	—	(1,000)
Purchases of treasury stock	(5,149)	—
Issuances of common stock from equity-based plans	1,365	1,591
Cash flows from financing activities	46,216	591
Net increase / (decrease) in cash and cash equivalents	52,103	(23,619)
Cash and cash equivalents at beginning of the period	119,629	146,061
Cash and cash equivalents at end of the period	$171,732	$122,442

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest					Additional Paid-In Capital			Accumulated Deficit	Total Stockholders’ Equity
		Preferred Stock		Common Stock			Treasury Stock
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	$11,210	—	$—	48,701	$487	$365,627	—	$—	$(10,463)	$355,651
Adoption of accounting standard on credit losses	—	—	—	—	—	—	—	—	(816)	(816)
Common stock issued in connection with equity-based plans	—	—	—	107	1	1,364	—	—	—	1,365
Purchases of treasury stock	—	—	—	—	—	—	147	(5,149)	—	(5,149)
Stock-based compensation expense	—	—	—	—	—	6,358	—	—	—	6,358
Net income / (loss) attributable to common stockholders	(236)	—	—	—	—	—	—	—	8,807	8,807
Balance as of March 31, 2020	$10,974	—	$—	48,808	$488	$373,349	147	$(5,149)	$(2,472)	$366,216

	Redeemable Noncontrolling Interest	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	—	$—	48,103	$481	$341,139	$(64,031)	$277,589
Adoption of accounting standard on leases	—	—	—	—	—	—	37	37
Common stock issued in connection with equity-based plans	—	—	—	147	1	1,590	—	1,591
Vesting of common stock subject to repurchase	—	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	4,267	—	4,267
Net income / (loss) attributable to common stockholders	—	—	—	—	—	—	9,010	9,010
Balance as of March 31, 2019	$—	—	$—	48,250	$482	$346,998	$(54,984)	$292,496

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2020 and 2019
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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2020, or the Annual Report. The condensed consolidated balance sheet as of December 31, 2019 was derived from our audited financial statements, but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. Since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread globally, including to the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has been disrupting and will continue to disrupt our supply chain and sales channels for an unknown period of time due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. In addition, the COVID-19 pandemic has resulted in a global slowdown of economic activity that has and for an unknown period of time will likely continue to decrease demand for a broad variety of goods and services. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2020, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. Because of the use of estimates inherent in the financial reporting process and given the additional or unforeseen effects from the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, stock-based compensation, income taxes, legal reserves, contingent consideration and goodwill and intangible assets.

Reclassifications

Certain previously reported amounts in the condensed consolidated statements of operations for the three months ended March 31, 2019 have been reclassified to conform to our current presentation to reflect interest income as a separate line item, which was previously included in other income, net. Certain previously reported amounts in the condensed consolidated statements of cash flows for the three months ended March 31, 2019 have been reclassified to conform to our current presentation, including the addition of an operating lease liabilities separate line item, which was previously included in other liabilities and accounts payable, accrued expenses and other current liabilities.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

Comprehensive Income

Our comprehensive income for the three months ended March 31, 2020 and 2019 was equal to our net income disclosed in the condensed consolidated statements of operations.

Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three months ended March 31, 2020 from those disclosed in our Annual Report.

Treasury Stock

We account for treasury stock under the cost method and present treasury stock, including any applicable commissions and fees, as a component of stockholders’ equity in the condensed consolidated balance sheets and statements of equity. Treasury stock held by us may be retired or reissued in the future.

Credit Losses

The allowance for credit losses is a valuation account that is deducted from the accounts receivable and notes receivable amortized cost basis to present the net amount expected to be collected. We estimate the allowance balance by applying the loss-rate method using relevant available information from internal and external sources, including historical write-off activity, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in economic conditions, such as changes in unemployment rates. We use projected economic conditions over a period no more than twelve months based on data from external sources. For periods beyond the twelve-month reasonable and supportable forecast period, we revert to historical loss information immediately.

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. These risk characteristics are relevant to accounts receivable and notes receivable. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments since the adoption of Accounting Standards Update, or ASU, 2016-13, "Financial Instruments - Credit Losses (Topic 326)," or Topic 326, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses. Additionally, there were no significant changes in the amount of write-offs during the three months ended March 31, 2020 as compared to historical periods. There were no purchases or sales of financial assets during the three months ended March 31, 2020 and 2019.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three months ended March 31, 2020, credit loss expense of $1.4 million was recorded in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of March 31, 2020 and December 31, 2019 was less than $0.1 million and is reflected in other current assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three months ended March 31, 2020 and 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

Recent Accounting Pronouncements

Adopted

On June 16, 2016, the Financial Accounting Standards Board, or FASB, issued Topic 326 which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. From November 2018 to February 2020, amendments to Topic 326 were issued to clarify numerous accounting topics. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment was effective for us beginning on January 1, 2020.

On January 1, 2020, we adopted Topic 326 by applying the modified retrospective approach to our trade receivables and our notes receivable that were outstanding as of that date, which required us to record the initial effect of Topic 326 as a cumulative-effect adjustment to retained earnings on January 1, 2020.

The adoption of Topic 326 resulted in the recording of the following amounts on our condensed consolidated balance sheets (in thousands):

Balance Sheet Caption	As of January 1, 2020
Accumulated deficit	$816
Accounts receivable, net	(367)
Other current assets	(83)
Other assets	(366)

The adoption of Topic 326 did not materially impact our condensed consolidated statements of operations, condensed consolidated statement of equity or our condensed consolidated statements of cash flows.

On August 28, 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which provides guidance designed to improve the effectiveness of fair value measurement disclosures in notes to the financial statements. The update removes several existing disclosure requirements, including, but not limited to: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The update also adds additional disclosure requirements for public companies, including but not limited to: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The update also modifies and clarifies several existing disclosure requirements. The amendment in this update was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. On January 1, 2020, we adopted Topic 820 and updated our fair value measurement disclosures (see Note 9). This pronouncement did not have a material impact on our condensed consolidated financial statements or disclosures.

On January 16, 2020, the FASB issued ASU 2020-1, "Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815," which provides guidance on the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. This amendment clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative immediately before applying, or upon discontinuing, the equity method. The amendment also clarifies that an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method or the fair value option in accordance with the financial instruments guidance. The amendment in this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. On January 1, 2020, we adopted this amendment on a prospective basis and the adoption did not have a material impact on our consolidated financial statements.

Not Yet Adopted

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
March 31, 2020 and 2019

application. The amendment in this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact this pronouncement may have on our consolidated financial statements.

On March 12, 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued such as the Eurodollar Base Rate, or LIBOR. The update allows entities to elect not to apply certain modification accounting requirements to contracts affected by the discontinuation of a reference rate if certain criteria are met. The amendment was effective beginning March 12, 2020 and will continue to be effective through December 31, 2022. We are currently assessing the impact this pronouncement may have on our consolidated financial statements.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended March 31, 2020 and 2019, our reserve against revenue for hardware returns was 1%. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $7.8 million and $8.1 million as of March 31, 2020 and December 31, 2019, respectively, which combines current and long-term balances.

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
March 31, 2020 and 2019

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

The current portion of capitalized commission costs and upfront payments made to customers are included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to customers are reflected in other assets within our condensed consolidated balance sheets. Our amortization of contract assets during the three months ended March 31, 2020 was $0.8 million, as compared to $0.5 million during the same period in the prior year.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the three months ended March 31, 2020 and 2019.

The changes in our contract assets are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning of period balance	$4,578	$2,881
Commission costs and upfront payments to a customer capitalized in period	1,165	716
Amortization of contract assets	(811)	(514)
End of period balance	$4,932	$3,083

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. All of the deferred revenue presented in the condensed consolidated balance sheets represents contract liabilities resulting from advance cash receipts from customers or amounts billed in advance to customers from the sale of services. Changes in deferred revenue are due to our performance under the contract as well as to cash received from new contracts for which services have not been provided.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning of period balance	$10,498	$11,176
Revenue deferred in period	3,520	1,555
Revenue recognized from amounts included in contract liabilities	(1,916)	(1,195)
End of period balance	$12,102	$11,536

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	$87,907	$80,032
Allowance for credit losses	(4,789)	(2,584)
Allowance for product returns	(1,224)	(1,075)
Accounts receivable, net	$81,894	$76,373

For the three months ended March 31, 2020, we recorded a provision for credit losses of $1.9 million on our accounts receivable, as compared to $0.3 million for the same period in the prior year.

For the three months ended March 31, 2020, we recorded a reserve for product returns of $0.3 million, as compared to a reduction to the reserve for product returns of $0.1 million recorded for the same period in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Allowance for Credit Losses - Accounts Receivable

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended March 31, 2020
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance, prior to adoption of Topic 326	$(2,500)	$(84)
Impact of adopting Topic 326	(212)	(155)
Provision for expected credit losses	(1,886)	1
Write-offs	43	4
End of period balance, subsequent to adoption of Topic 326	$(4,555)	$(234)

Note 5. Inventory, Net

The components of inventory, net are as follows (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$9,101	$8,921
Finished goods	27,740	25,247
Total inventory, net	$36,841	$34,168

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

Note 6. Acquisitions

Acquisition of a Business - OpenEye

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

In consideration for the purchase of 85% of the issued and outstanding capital stock of OpenEye, we paid $61.2 million in cash on October 21, 2019, after deducting $2.8 million related to an agreed holdback. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of OpenEye as of the closing date, the purchase price increased by $0.2 million. The working capital adjustment is expected to be finalized and paid to the stockholders of OpenEye in the second quarter of 2020 along with a portion of the holdback. The remaining amount of the holdback is expected to be paid to the stockholders of OpenEye by the fourth quarter of 2022, subject to offset for any indemnification obligations. An earn-out of up to an additional $11.0 million is payable if certain calendar 2020 revenue targets are met, of which contingent consideration of $2.8 million was recorded at October 21, 2019. The purchase price allocation, which is pending the final determination of the working capital and tax adjustments, was not finalized as of the filing date of this Quarterly Report on Form 10-Q.

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
March 31, 2020 and 2019

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

Customer Relationships

We recorded the customer relationships intangible separately from goodwill based on determination of the length, strength and contractual nature of the relationship that OpenEye shared with its customers. We valued the single group of customer relationships using the multi-period excess earnings method, an income approach. The significant assumptions used in the income approach include estimates about future expected cash flows from customer contracts, the attrition rate and the discount rate. We are amortizing the customer relationships, valued at $19.8 million, on an attribution basis derived from the discounted cash flows of the model over an estimated useful life of 13 years.

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

Redeemable Noncontrolling Interests

Our redeemable noncontrolling interest relates to our 85% equity ownership interest in OpenEye. The OpenEye stockholder agreement contains a put option that gives the minority OpenEye stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares. The OpenEye stockholder agreement also contains a call option that gives us the right to purchase the remaining OpenEye shares from the minority OpenEye stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2023. The redeemable noncontrolling interest was recorded at fair value on October 21, 2019, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redemption value of the noncontrolling interest was $11.4 million as of October 21, 2019, and decreased to $11.0 million as of March 31, 2020.

Contingent Consideration

We account for the contingent consideration related to the potential earn-out payment using fair value and establish a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. As of October 21, 2019, the fair value of the liability was $2.8 million. See Note 9 for details on the significant unobservable inputs used in the fair value estimate and post-acquisition accounting.

Asset Acquisitions

On March 12, 2020, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of in-process research and development, or IPR&D. We believe the acquisition of the IPR&D will strengthen our smart intercom capability, including building access security and convenience within the multiple dwelling unit market for residents, guests and deliveries.

In consideration for the purchase of the IPR&D, we paid approximately $1.2 million in cash on March 12, 2020, with the remaining $0.3 million expected to be paid 18 months following the acquisition date, subject to offset for any indemnification obligations. The $1.5 million consideration related to IPR&D was expensed at the time of the asset acquisition, as the IPR&D had no alternative future use.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

On March 31, 2020, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of IPR&D. We believe the acquisition of the IPR&D will further our commitment to make significant investments in innovative research and development in the intelligently connected property market to broaden our suite of solutions.

In consideration for the purchase of the IPR&D, we paid $2.1 million in cash on March 31, 2020 and $0.1 million in December 2019, with the remaining $0.7 million expected to be paid the later of approximately 12 months following the acquisition date or upon resolution of any pending indemnification claims, subject to offset for any indemnification obligations. The $2.9 million consideration related to IPR&D was expensed at the time of the asset acquisition, as the IPR&D had no alternative future use.

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2020	$104,963	$—	$104,963
Goodwill acquired	—	—	—
Balance as of March 31, 2020	$104,963	$—	$104,963

Due to the current uncertainty in the financial markets resulting from the global COVID-19 pandemic, we assessed our goodwill for indicators of impairment during the three months ended March 31, 2020. We elected to perform a qualitative assessment as of March 31, 2020 and determined there was no impairment of goodwill during the three months ended March 31, 2020. There was also no impairment of goodwill during the three months ended March 31, 2019.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2020	$84,396	$16,820	$2,222	$103,438
Amortization	(3,471)	(457)	(90)	(4,018)
Balance as of March 31, 2020	$80,925	$16,363	$2,132	$99,420

We recorded $4.0 million of amortization related to our intangible assets for the three months ended March 31, 2020, as compared to $3.5 million for the same period in the prior year. There were no impairments of long-lived intangible assets during the three months ended March 31, 2020 and 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$123,731	$(42,806)	$80,925	9.6
Developed technology	30,542	(14,179)	16,363	8.4
Trade name	3,304	(1,172)	2,132	4.5
Other	234	(234)	—	—
Total intangible assets	$157,811	$(58,391)	$99,420

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$123,731	$(39,335)	$84,396	9.8
Developed technology	30,542	(13,722)	16,820	8.7
Trade name	3,304	(1,082)	2,222	4.8
Other	234	(234)	—	—
Total intangible assets	$157,811	$(54,373)	$103,438

Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.3 million and $2.4 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, $0.5 million of patent costs were included in other current assets and $1.8 million and $1.9 million of patent costs were included in other assets, respectively. We have $5.9 million of historical cost in purchased patents and patent licenses as of March 31, 2020. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to twelve years. Patent cost amortization of $0.1 million for the three months ended March 31, 2020 and 2019 was included in cost of SaaS and license revenue in our condensed consolidated statements of operations. Patent cost amortization of less than $0.1 million was included in amortization and depreciation in our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019. In April 2020, we purchased 30 patents for $0.9 million, which increased our historical patent costs related to purchased patents and patent licenses to $6.8 million.

Loan to a Distribution Partner

In September 2016, we entered into dealer and loan agreements with a distribution partner. The dealer agreement enables the distribution partner to resell our SaaS services and hardware to their subscribers. Under the loan agreements, we agreed to loan the distribution partner up to $4.0 million, collateralized by all assets owned by the distribution partner. The advance period for the loan was amended in August 2017 to begin each year on September 1 and end each year on December 31. Interest on the outstanding principal accrued at a rate per annum equal to the greater of 6.0% or LIBOR, plus 4.0%, as determined on the first date of each annual advance period. The repayment of principal and accrued interest was due in three installments beginning in July and ending in August following the advance period. The maturity date of the loan was August 31, 2019; however, the borrower had the option to extend the term of the loan for two successive terms of one year each.

In May 2018, the loan agreement with our distribution partner was amended to convert the entire $4.0 million note receivable outstanding into a $4.0 million term loan. The term loan matures on July 31, 2022 and requires annual principal repayments of $1.0 million on July 31 of each year, commencing on July 31, 2019. The term loan also requires monthly interest payments, with interest accruing on the outstanding principal balance at a rate per annum equal to 6.0% through June 30, 2018 and a rate per annum equal to the LIBOR rate on the first of any interest period plus 7.0% beginning on July 1, 2018. As of March 31, 2020 and December 31, 2019, $1.0 million of the note receivable balance was included in other current assets in our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, $2.0 million of the note receivable balance was included in other assets in our condensed consolidated balance sheets, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrues at a rate of 8.5% per annum and requires monthly interest payments. The $3.0 million loan receivable balance was included in other assets as of March 31, 2020 and December 31, 2019.

For the three months ended March 31, 2020 and 2019, we recognized $0.4 million of revenue from the distribution partners associated with these loans.

Loan to and Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers, or the October 2018 Promissory Note, which was subsequently amended. In March 2019, we entered into a separate secured promissory note with the same hardware supplier, which, together with the October 2018 Promissory Note, we refer to as the Promissory Notes. Under the Promissory Notes, we agreed to provide the hardware supplier loans of up to $7.4 million, collateralized by all assets owned by the supplier.

In March 2019, we also purchased and acquired a secured promissory note, or the Acquired Promissory Note, that matured on March 30, 2019 and was originally executed between our hardware supplier and another third-party secured creditor. The Acquired Promissory Note had an outstanding balance of $26.6 million as of December 31, 2018, including interest. We paid $16.4 million to the third-party secured creditor in exchange for all of the rights associated with the Acquired Promissory Note, including a security interest and a right to enforce that interest against all assets owned by the hardware supplier. We also paid an additional $6.0 million to the third-party secured creditor in September 2019 based on the outcome of certain contingencies measured as of May 4, 2019. The fair value of the Acquired Promissory Note at the date of purchase was $22.4 million, which represented the initial cash consideration paid in March 2019 and the contingent consideration paid in September 2019.

On June 24, 2019, we received a payment of $7.4 million from the supplier for the partial satisfaction of amounts due under the Promissory Notes and the Acquired Promissory Note. On July 15, 2019, we received an additional payment of $25.0 million from the supplier and converted the remaining $5.6 million outstanding notes receivable balance into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As a result of the payments received, we reversed the $3.3 million reserve related to the October 2018 Promissory Note that was previously recorded during the three months ended December 31, 2018. The reversal of the reserve was recorded as a reduction to general and administrative expense in our condensed consolidated statements of operations during the three months ended June 30, 2019.

As a result of the $25.0 million payment received and conversion of the $5.6 million outstanding notes receivable balance into an equity investment on July 15, 2019, we recorded interest of $1.7 million within interest income and a gain of $6.9 million within other income, net, in our condensed consolidated statements of operations during the three and nine months ended September 30, 2019, related to the Promissory Notes and the Acquired Promissory Note. As of September 30, 2019, there was no remaining outstanding balance of the Promissory Notes and the Acquired Promissory Note. The total equity investment in the hardware supplier was $5.6 million as of March 31, 2020 and December 31, 2019.

Allowance for Credit Losses - Notes Receivable

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended March 31, 2020
	Loan Receivables	Hardware Financing Receivables
Beginning of period balance, prior to adoption of Topic 326	$—	$(16)
Impact of adopting Topic 326	(434)	(15)
Provision for expected credit losses	347	2
Write-offs	—	—
End of period balance, subsequent to adoption of Topic 326	$(87)	$(29)

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

We manage our notes receivables using delinquency as a key credit quality indicator. Current and delinquent notes receivable by class of financing receivables and by year of origination as of March 31, 2020 are as follows (in thousands):

Loan Receivables:	2020	2019	2018	2017	2016	Prior	Total
Current	$—	$37	$—	$3,000	$3,000	$—	$6,037
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$37	$—	$3,000	$3,000	$—	$6,037

Hardware Financing Receivables:
Current	$—	$—	$139	$17	$—	$—	$156
30-59 days past due	—	113	12	—	—	—	125
60-89 days past due	—	87	—	—	—	—	87
90-119 days past due	—	—	—	40	—	—	40
120+ days past due	—	—	—	15	—	—	15
Total	$—	$200	$151	$72	$—	$—	$423

The amortized cost of notes receivables placed on nonaccrual status is as follows (in thousands):

	March 31, 2020	December 31, 2019
Loan receivables	$—	$—
Hardware financing receivables	55	16
Total	$55	$16

During the three months ended March 31, 2020 and 2019, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of March 31, 2020 and December 31, 2019, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses that did not return to accrual status due to subsequent collections in April 2020. As of March 31, 2020 and December 31, 2019, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of March 31, 2020 and December 31, 2019, $11.6 million and $6.1 million of prepaid expenses were included in other current assets, respectively. In February 2020, we made a prepayment of $4.7 million for long lead-time parts related to our inventory.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2020
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$146,479	$—	$—	$146,479
Total	$146,479	$—	$—	$146,479
Liabilities:
Contingent consideration liability from acquisitions	$—	$—	$2,027	$2,027
Total	$—	$—	$2,027	$2,027

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

	Fair Value Measurements on a Recurring Basis as of December 31, 2019
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$93,303	$—	$—	$93,303
Total	$93,303	$—	$—	$93,303
Liabilities:
Contingent consideration liability from acquisitions	$—	$—	$2,595	$2,595
Total	$—	$—	$2,595	$2,595

The following table summarizes the change in fair value of the Level 3 liabilities for contingent consideration liabilities from acquisitions with significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning of period balance	$2,595	$—
Changes in fair value included in earnings	(568)	—
End of period balance	$2,027	$—

The money market accounts are included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The earn-out payment is contingent on the satisfaction of certain calendar 2020 revenue targets and has a maximum potential payment of up to $11.0 million. We account for the contingent consideration using fair value and establish a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. The contingent consideration liability was valued with significant unobservable inputs, including the revenue volatility and the discount rate. As of October 21, 2019, the fair value of the liability was $2.8 million. At each reporting date until the payment date in 2021, we will remeasure the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in our condensed consolidated statements of operations. During the three months ended March 31, 2020, the contingent consideration liability decreased $0.6 million from December 31, 2019 to $2.0 million, primarily due to a change to OpenEye's 2020 projected revenue. The significant unobservable inputs used in the valuation as of March 31, 2020 included a revenue volatility of 51% and a discount rate of 6%. Selecting another revenue volatility or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

The contingent consideration liability is included in other liabilities in our condensed consolidated balance sheet as of December 31, 2019 (see Note 12).

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the three months ended March 31, 2020 and 2019. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three months ended March 31, 2020 and 2019.

Note 10. Leases

We lease office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. In March 2020, we entered into an amendment to the lease for our corporate headquarters, which provides for additional office space, additional parking spaces and additional tenant improvement allowance. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $11.8 million, including the tenant improvement allowance within the March 2020 lease amendment.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$2,045	$1,803
Cash paid for amounts included in the measurement of operating lease liabilities	2,259	1,908
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	6,022	1,459

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term — operating leases	5.6 years	5.7 years
Weighted-average discount rate — operating leases	3.8%	4.0%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2020	$7,796
2021	10,489
2022	9,193
2023	8,436
2024	7,652
2025 and thereafter	10,955
Total lease payments	54,521
Less: imputed interest(2)	5,454
Present value of lease liabilities	$49,067
_______________
(1)Operating lease payments exclude $2.8 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $0.4 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of March 31, 2020 or December 31, 2019. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three months ended March 31, 2020 and 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable	$38,992	$32,878
Accrued expenses	8,204	10,092
Other current liabilities	5,893	5,757
Accounts payable, accrued expenses and other current liabilities	$53,089	$48,727

The components of other liabilities are as follows (in thousands):

	March 31, 2020	December 31, 2019
Contingent consideration liability from acquisitions	$2,027	$2,595
Holdback liability from acquisitions	2,517	1,650
Other liabilities	3,344	3,244
Other liabilities	$7,888	$7,489

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During the three months ended March 31, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the global COVID-19 pandemic. During the three months ended March 31, 2019, we repaid $1.0 million of the outstanding balance of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the three months ended March 31, 2020, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the three months ended March 31, 2020, the effective interest rate on the 2017 Facility was 3.79%, as compared to 4.88% for the same period in the prior year.

The carrying value of the 2017 Facility was $113.0 million and $63.0 million as of March 31, 2020 and December 31, 2019, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of March 31, 2020 and December 31, 2019. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.25:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of March 31, 2020, we were in compliance with all financial and non-financial covenants and there were no events of default.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

Commitments and Contingencies

Contingent Consideration

On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of OpenEye. Certain stockholders of OpenEye have the right to receive an earn-out payment of up to an additional $11.0 million based upon satisfaction of certain calendar 2020 revenue targets. As of October 21, 2019, the fair value of the contingent consideration liability was $2.8 million. At each reporting date until the payment date in 2021, we will remeasure the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date are recorded in the condensed consolidated statements of operations. During the three months ended March 31, 2020, the contingent consideration liability decreased $0.6 million from December 31, 2019 to $2.0 million, primarily due to a change to OpenEye's 2020 projected revenue. The contingent consideration liability is included in other liabilities in our condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019 (see Note 9).

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

Letters of Credit

As of March 31, 2020 and December 31, 2019, we had no outstanding letters of credit under the 2017 Facility.

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. On February 28, 2020, the PTAB issued a decision affirming the rejections in one of the reexaminations. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. On April 16, 2020, the U.S. District Court, District of Utah issued an order granting a temporary stay of the litigation, to expire on August 10, 2020, due to the COVID-19 pandemic and based on the stipulation of both parties.

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
March 31, 2020 and 2019

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

On January 31, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, Western District of Texas, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. Our response to the complaint is due on May 27, 2020.

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

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and the parties filed opening summary judgment and Daubert motions on April 20, 2020. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The pretrial conference is scheduled for September 30, 2020, and trial is set for October 19, 2020.

On March 4, 2019, Varatec, LLC, or Varatec, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Northern District of Illinois. Varatec, LLC v. ADT, LLC d/b/a ADT Security Services, N.D. Illinois Case No. 1-19-cv-01543. Varatec alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent No. 7,792,256, which was assigned to Varatec. Varatec seeks a permanent injunction, enhanced damages, and attorneys’ fees. On May 23, 2019, ADT filed a motion seeking to dismiss the complaint for failure to state a claim, on the basis that the asserted patent fails to claim patent eligible subject matter. On July 3, 2019, third-party Unified Patents Inc. filed a petition seeking inter parties review of the asserted patent by the PTAB. After the completion of briefing of ADT’s motion to dismiss, the parties agreed to stay the case pending resolution of the inter partes review, and the court granted the parties’ motion on August 14, 2019. Unified Patent’s petition for inter parties review was instituted on December 31, 2019 and is currently pending. Varatec filed a notice of voluntary dismissal without prejudice under Fed. R. Civ. P. 41(a) on April 15, 2020, and the court has ratified the dismissal.

Should the plaintiffs prevail on the claims that one or more elements of ADT’s products infringe, we could be required to indemnify ADT for damages in the form of a reasonable royalty or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty. We believe there are valid defenses to the claims made by Applied Capital and Varatec. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

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

Note 13. Stockholders' Equity

Stock Repurchase Program

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period ending November 29, 2020. During the three months ended March 31, 2020, we repurchased 147,153 shares of our common stock under this program for $5.1 million, which includes applicable commissions and fees. No shares of our common stock were repurchased under this program during the three months ended March 31, 2019.

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Sales and marketing	$757	$380
General and administrative	1,782	1,267
Research and development	3,819	2,619
Total stock-based compensation expense	$6,358	$4,266

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options and assumed options	$801	$793
Restricted stock units	5,510	3,429
Employee stock purchase plan	47	44
Total stock-based compensation expense	$6,358	$4,266
Tax benefit from stock-based awards	$578	$1,314

We granted an aggregate of 5,000 stock options pursuant to our 2015 Equity Incentive Plan, or the 2015 Plan, during the three months ended March 31, 2020, as compared to an aggregate of 8,000 stock options for the same period in the prior year. There were 63,748 stock options exercised during the three months ended March 31, 2020, as compared to 85,466 stock options for the same period in the prior year. We granted an aggregate of 100,728 restricted stock units during the three months ended March 31, 2020, as compared to an aggregate of 190,250 restricted stock units for the same period in the prior year. There were 23,048 restricted stock units that vested during the three months ended March 31, 2020, as compared to 43,460 restricted stock units vested during the same period in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income	$8,571	$9,010
Net loss attributable to redeemable noncontrolling interest	236	—
Net income attributable to common stockholders (A)	$8,807	$9,010
Weighted average common shares outstanding — basic (B)	48,725,565	48,172,243
Dilutive effect of stock options and restricted stock units	1,521,422	2,000,575
Weighted average common shares outstanding — diluted (C)	50,246,987	50,172,818
Net income per share:
Basic (A/B)	$0.18	$0.19
Diluted (A/C)	$0.18	$0.18

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Stock options	272,876	46,693
Restricted stock units	197,478	181,350
Common stock subject to repurchase	100	777

Our redeemable noncontrolling interest relates to our 85% equity ownership interest in OpenEye. The OpenEye stockholder agreement contains a put option that gives the minority OpenEye stockholders the right to sell their OpenEye shares to us based on the fair value of the shares. The OpenEye stockholder agreement also contains a call option that gives us the right to purchase the remaining OpenEye shares from the minority OpenEye stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2023. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the condensed consolidated statements of operations.

Note 16. Significant Service Providers

During the three months ended March 31, 2020, our 10 largest revenue service provider partners accounted for 49% of our consolidated revenue, as compared to 53% for the same period in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three months ended March 31, 2020 and 2019.

One individual service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of March 31, 2020 and December 31, 2019.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

For the three months ended March 31, 2020, we recorded a provision for income taxes of $1.2 million, resulting in an effective income tax rate of 12.3%. For the three months ended March 31, 2019, we recorded a provision from income taxes of $0.2 million, resulting in an effective income tax rate of 2.6%. Our effective tax rates were different from the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of March 31, 2020 and December 31, 2019.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded unrecognized tax benefits of $0.3 million for research and development tax credits claimed during the three months ended March 31, 2020. We did not record an unrecognized tax benefit during the three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, we accrued $0.4 million and $0.2 million of total interest expense related to unrecognized tax benefits, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95% of our revenue for the three months ended March 31, 2020, as compared to 93% for the same period in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended March 31, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$87,412	$4,538	$—	$—	$91,950
Hardware and other revenue	57,528	5,558	(861)	(2,236)	59,989
Total revenue	144,940	10,096	(861)	(2,236)	151,939
Operating income / (loss)	10,817	(872)	41	(119)	9,867

	Three Months Ended March 31, 2019
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$75,402	$4,653	$—	$—	$80,055
Hardware and other revenue	30,347	4,411	(999)	(1,479)	32,280
Total revenue	105,749	9,064	(999)	(1,479)	112,335
Operating income / (loss)	9,655	(484)	(35)	85	9,221

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of March 31, 2020	$656,113	$18,957	$(50,995)	$—	$624,075
Assets as of December 31, 2019	589,952	17,844	(49,997)	—	557,799

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $9.7 million for the three months ended March 31, 2020, as compared to $11.0 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2020 and 2019.

Depreciation and amortization expense was $6.4 million for the Alarm.com segment for the three months ended March 31, 2020, as compared to $5.2 million for the same period in the prior year. Depreciation and amortization expense was less than $0.1 million for the Other segment for each of the three months ended March 31, 2020 and 2019. Additions to property and equipment were $2.6 million for the Alarm.com segment for the three months ended March 31, 2020, as compared to $2.3 million for the same period in the prior year. Additions to property and equipment were $0.8 million for the Other segment for the three months ended March 31, 2020. There were no additions to property and equipment for the Other segment for the three months ended March 31, 2019.

We derived substantially all of our revenue from North America for the three months ended March 31, 2020 and 2019. Substantially all of our long-lived assets were in North America as of March 31, 2020 and December 31, 2019.

Note 19. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of March 31, 2020 and December 31, 2019, our investment balance in our installation partner was zero. During each of the three months ended March 31, 2020 and 2019, we recorded $0.1 million of cost of hardware and other revenue in connection with this installation partner. As of March 31, 2020 and December 31, 2019, the accounts payable balance to our installation partner was less than $0.1 million.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020 and 2019

Affiliate Lease

OpenEye leases its production and administration operations facility from a company that is controlled by certain employees of OpenEye, or the Landlord. The lease term is one year with an expiration date of October 20, 2020. OpenEye can terminate the lease at any time by providing 30 days' prior written notice and the Landlord can terminate the lease by providing 90 days' prior written notice. Total minimum lease payments over the term of the lease are $0.2 million. During the three months ended March 31, 2020, we recorded less than $0.1 million of rent expense in connection with this lease arrangement. There was no rent expense recorded in connection with the lease arrangement during the three months ended March 31, 2019. There was no accounts payable balance due to the Landlord under this lease arrangement as of March 31, 2020 or December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 26, 2020 with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic on our business, results of operations and financial condition, including on our hardware sales and our SaaS and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; our future financial and business performance and the potential impact of trade policies and related tariffs on our cost of hardware revenue and hardware revenue margins. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Highlights of First Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 61% of our revenue during the three months ended March 31, 2020, as compared to 71% in the same period in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 6% of our revenue during the three months ended March 31, 2020, as compared to 10% for the same period in the prior year.

We also generate revenue from the sale of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors and other peripherals, that enables our solutions. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Hardware and other revenue represented 39% of our revenue during the three months ended March 31, 2020, as compared to 29% in the same period in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•
SaaS and license revenue increased 15% to $91.9 million in the three months ended March 31, 2020 from $80.1 million in the three months ended March 31, 2019. Included in SaaS and license revenue was software license revenue, which decreased to $9.7 million in the three months ended March 31, 2020 from $11.0 million in the three months ended March 31, 2019.

•	Total revenue increased 35% to $151.9 million in the three months ended March 31, 2020 from $112.3 million in the three months ended March 31, 2019.

•
Net income decreased to $8.6 million in the three months ended March 31, 2020 as compared to $9.0 million in the three months ended March 31, 2019. Net income attributable to common stockholders decreased to $8.8 million in the three months ended March 31, 2020 as compared to $9.0 million in the three months ended March 31, 2019.

•	Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $29.2 million in the three months ended March 31, 2020 from $24.3 million in the three months ended March 31, 2019.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three months ended March 31, 2020 and 2019.

Recent Developments

Since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread globally, including to the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. We have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. However, the COVID-19 pandemic has been disrupting and will continue to disrupt our supply chain and sales channels for an unknown period of time due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. To date, the COVID-19 pandemic has resulted in a global slowdown of economic activity and it is possible that the continued spread of COVID-19 and prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition. We expect these events to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict; however, we do anticipate that for the remainder of 2020 our hardware revenue will be lower in future periods as compared to the first quarter of 2020. We also anticipate that our SaaS and license revenue growth rate may be lower in future periods due to the COVID-19 pandemic as some consumers or small businesses defer or cancel previously anticipated purchases. The challenges posed by COVID-19 on our business are expected to evolve rapidly and we will continue to evaluate our business and operations in light of future developments.

On March 12, 2020, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of in-process research and development, or IPR&D. We believe the acquisition of the IPR&D will strengthen our smart intercom capability, including building access security and convenience within the multiple dwelling unit market for residents, guests and deliveries. In consideration for the purchase of the IPR&D, we paid approximately $1.2 million in cash on March 12, 2020, with the remaining $0.3 million expected to be paid 18 months following the acquisition date, subject to offset for any indemnification obligations. The $1.5 million consideration related to IPR&D was expensed at the time of the asset acquisition, as the IPR&D had no alternative future use.

On March 31, 2020, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of IPR&D. We believe the acquisition of the IPR&D will further our commitment to make significant investments in innovative research and development in the intelligently connected property market to broaden our suite of solutions. In consideration for the purchase of the IPR&D, we paid approximately $2.1 million in cash on March 31, 2020 and $0.1 million in December 2019, with the remaining $0.7 million expected to be paid the later of approximately 12 months following the acquisition date or upon resolution of any pending indemnifications, subject to offset for any indemnification obligations. The $2.9 million consideration related to IPR&D was expensed at the time of the asset acquisition, as the IPR&D had no alternative future use.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
SaaS and license revenue	$91,950	$80,055
Adjusted EBITDA	29,189	24,252

	Twelve Months Ended March 31,
	2020	2019
SaaS and license revenue renewal rate	93%	94%

SaaS and License Revenue

SaaS and license revenue is a GAAP measure that we use to measure our current performance and estimate our future performance. We believe that SaaS and license revenue is an indicator of the productivity of our existing service provider partners and their ability to activate and maintain subscribers using our intelligently connected property solutions, our ability to add new service provider partners reselling our solutions, the demand for our intelligently connected property solutions and the pace at which the market for these solutions is growing.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, other income, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2020 and 2019.

SaaS and License Revenue Renewal Rate

Our SaaS and license revenue renewal rate is an operating metric. We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from our subscribers on our Alarm.com platform who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage. Our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base on the Alarm.com platform, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.

Credit Losses (Topic 326)

On June 16, 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, "Financial Instruments - Credit Losses (Topic 326)," or Topic 326, which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. From November 2018 to May 2019, amendments to Topic 326 were issued to clarify numerous accounting topics. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment was effective for us beginning on January 1, 2020.

On January 1, 2020, we adopted Topic 326 by applying the modified retrospective approach to our trade receivables and our notes receivable that were outstanding as of that date, which required us to record the initial effect of Topic 326 as a cumulative-effect adjustment to retained earnings on January 1, 2020.

The adoption of Topic 326 resulted in the recording of the following amounts on our condensed consolidated balance sheets (in thousands):

Balance Sheet Caption	As of January 1, 2020
Accumulated deficit	$816
Accounts receivable, net	(367)
Other current assets	(83)
Other assets	(366)

The adoption of Topic 326 did not materially impact our condensed consolidated statements of operations, condensed consolidated statement of equity or our condensed consolidated statements of cash flows.

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

SaaS and License Revenue. We generate the majority of our SaaS and license revenue primarily from monthly fees charged to our service provider partners on a per subscriber basis for access to our cloud-based intelligently connected property platform and related solutions. Our fees per subscriber vary based upon the service plan and features utilized.

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

Software License Revenue. Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers on a per subscriber basis for access to our Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Software platform solution typically include software and services, such as post-contract customer support, or PCS. Software license revenue included in SaaS and license revenue is expected to continue to decline over time as we transition subscribers to our cloud-based hosted platform.

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

As a result of the global COVID-19 pandemic, governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected are taking certain emergency measures to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown non-essential businesses that cannot be conducted remotely. We have seen and anticipate we will continue to see some disruption to our hardware supply chain due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. In addition, the COVID-19 pandemic has resulted in a global slowdown of economic activity that has and for an unknown period of time will likely continue to decrease demand for a broad variety of goods and services. As the future impact on global supply chains from COVID-19 is difficult to predict, the extent to which COVID-19 may negatively affect our hardware revenue is uncertain; however, we do anticipate that for the remainder of 2020 our hardware revenue will be lower in future periods as compared to the first quarter of 2020. We also anticipate that our SaaS and license revenue growth rate may be lower in future periods due to the COVID-19 pandemic as some consumers or small businesses defer or cancel previously anticipated purchases.

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

In 2019, the U.S. administration imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain Alarm.com products manufactured overseas to additional import duties of up to 25%. The amount of the import tariff and the number of products subject to tariffs have changed numerous times based on action by the U.S. administration. Approximately one-third to one-half of the finished goods hardware products that we sell to our service provider partners are imported from China and could be subject to increased tariffs. While the additional import duties resulted in an increase to our cost of hardware revenue, these import duties had a modest impact on hardware revenue margins. We continue to monitor the changes in tariffs. If tariffs are increased or are expanded to apply to more of our products, such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 938 employees as of March 31, 2019 to 1,227 employees as of March 31, 2020, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 313 as of March 31, 2019 to 422 as of March 31, 2020. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

General and Administrative Expense.  General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, human resources, finance and accounting personnel, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs, including those that are incurred to defend and license our intellectual property, as well as non-personnel costs, such as travel related expenses, rent, subcontracting and professional fees, audit fees, tax services, and insurance expenses. Also included in general and administrative expenses are credit losses and acquisition-related expenses, which consist primarily of legal, accounting and professional service fees directly related to acquisitions, valuation gains or losses on acquisition-related contingent liabilities.

The number of employees in general and administrative functions increased from 106 as of March 31, 2019 to 155 as of March 31, 2020. Excluding intellectual property litigation and acquisition-related costs, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

Research and Development Expense.  Research and development expense consists primarily of personnel and related expenses for our employees working on our product development and software and device engineering teams, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Also included are non-personnel costs such as consulting and professional fees paid to third-party development resources as well as acquisition costs of IPR&D with no alternative future use.

The number of employees in research and development functions increased from 519 as of March 31, 2019 to 650 as of March 31, 2020. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our credit facility. On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. The 2017 Facility is available to us to refinance existing debt and for general corporate and working capital purposes as permitted under the terms of the 2017 Facility. Interest expense is expected to increase in 2020 as compared to 2019 due to the $50.0 million borrowed under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the global COVID-19 pandemic.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and our notes receivable.

Other Income, Net

Other income, net primarily consists of non-operating and miscellaneous income and expense.

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rates were different from the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses. We recognize excess tax windfall benefits on a discrete basis in the quarter in which it occurs, and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price and exercises of stock options under our equity incentive plans each period.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands). Certain previously reported amounts in the condensed consolidated statements of operations for the three months ended March 31, 2019 have been reclassified to conform to our current presentation to reflect interest income as a separate line item, which was previously included in other income, net.

	Three Months Ended March 31,
	2020		2019
Revenue:
SaaS and license revenue	$91,950	61%	$80,055	71%
Hardware and other revenue	59,989	39	32,280	29
Total revenue	151,939	100	112,335	100
Cost of revenue(1):
Cost of SaaS and license revenue	12,328	8	12,325	11
Cost of hardware and other revenue	45,652	30	26,625	24
Total cost of revenue	57,980	38	38,950	35
Operating expenses:
Sales and marketing(2)	17,075	11	13,228	12
General and administrative(2)	20,865	14	19,212	17
Research and development(2)	39,730	26	26,496	23
Amortization and depreciation	6,422	4	5,228	5
Total operating expenses	84,092	55	64,164	57
Operating income	9,867	7	9,221	8
Interest expense	(645)	—	(821)	(1)
Interest income	459	—	808	1
Other income, net	92	—	44	—
Income before income taxes	9,773	7	9,252	8
Provision for income taxes	1,202	1	242	—
Net income	$8,571	6%	$9,010	8%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense data:
Sales and marketing	$757	$380
General and administrative	1,782	1,267
Research and development	3,819	2,619
Total stock-based compensation expense	$6,358	$4,266

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2020	2019
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	13%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	76%	82%
Total cost of revenue as a percentage of total revenue	38%	35%

Comparison of the Three Months Ended March 31, 2020 to March 31, 2019

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented. Certain previously reported amounts in the condensed consolidated statements of operations for the three months ended March 31, 2019 have been reclassified to conform to our current presentation to reflect interest income as a separate line item, which was previously included in other income, net.

Revenue

	Three Months Ended March 31,		% Change
	2020	2019

Revenue
SaaS and license revenue	$91,950	$80,055	15%
Hardware and other revenue	59,989	32,280	86
Total revenue	$151,939	$112,335	35%

The $39.6 million increase in total revenue for the three months ended March 31, 2020 as compared to the same period in the prior year was primarily the result of a $27.7 million, or 86%, increase in our hardware and other revenue and a $11.9 million, or 15%, increase in our SaaS and license revenue. Our software license revenue included within SaaS and license revenue decreased $1.3 million to $9.7 million during the three months ended March 31, 2020 as compared to $11.0 million during the same period in the prior year, which decrease was primarily the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $12.0 million increase in our Alarm.com segment SaaS and license revenue for the three months ended March 31, 2020 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2019. The increase in hardware and other revenue for the three months ended March 31, 2020 as compared to the same period in the prior year was primarily from the Alarm.com segment and was due to an increase in the volume of video cameras sold as well as the increased revenue from our acquisition of 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye, on October 21, 2019. The $0.1 million decrease in SaaS and license revenue for our Other segment for the three months ended March 31, 2020 as compared to the same period in the prior year was due to a decrease in sales of our energy management and demand response solutions partially offset by an increase in sales of our property management and heating, ventilation and air conditioning, or HVAC, solutions.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2020	2019

Cost of revenue(1)
Cost of SaaS and license revenue	$12,328	$12,325	—%
Cost of hardware and other revenue	45,652	26,625	71
Total cost of revenue	$57,980	$38,950	49%
% of total revenue	38%	35%
_______________

(1)Excludes amortization and depreciation shown in operating expenses.

The $19.0 million increase in cost of revenue for the three months ended March 31, 2020 as compared to the same period in the prior year was the result of a $19.0 million, or 71%, increase in cost of hardware and other revenue. Our cost of SaaS and license revenue and our cost of software license revenue included within cost of SaaS and license revenue remained relatively consistent for the three months ended March 31, 2020 as compared to the same period in the prior year. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped during the three months ended March 31, 2020 as compared to the same period in the prior year as well as the increased cost of revenue from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for the three months ended March 31, 2020 and 82% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 13% for the three months ended March 31, 2020 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 4% and 3% for the three months ended March 31, 2020 and 2019, respectively. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended March 31, 2020 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2020	2019

Sales and marketing	$17,075	$13,228	29%
% of total revenue	11%	12%

The $3.8 million increase in sales and marketing expense for the three months ended March 31, 2020 as compared to the same period in the prior year was primarily due to increases in headcount for our sales team and our service provider partner support team to support our growth. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $3.6 million for the three months ended March 31, 2020. Additionally, recruiting costs and costs for external consultants increased by $0.1 million for the three months ended March 31, 2020 for our Alarm.com segment as compared to the same period in the prior year. These increases were partially offset by a $0.2 million decrease in our marketing expense for our Alarm.com segment for the three months ended March 31, 2020 as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $0.3 million for the three months ended March 31, 2020 as compared to the same period in the prior year, primarily due to increases in headcount for our sales team. The number of employees in sales and marketing functions increased from 313 as of March 31, 2019 to 422 as of March 31, 2020.

General and Administrative Expense

	Three Months Ended March 31,		% Change
	2020	2019

General and administrative	$20,865	$19,212	9%
% of total revenue	14%	17%

The $1.7 million increase in general and administrative expense for the three months ended March 31, 2020 as compared to the same period in the prior year was primarily due to a $1.6 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth and a $1.1 million increase in the provision for credit losses primarily due to increases in the accounts receivable balance. Additionally, expense for external consultants increased $0.7 million for the three months ended March 31, 2020 for our Alarm.com segment as compared to the same period in the prior year. These increases were partially offset by a $1.9 million decrease in legal expenses within our Alarm.com segment resulting from intellectual property litigation during the three months ended March 31, 2019 which did not occur during the three months ended March 31, 2020. General and administrative expenses from our Other segment remained relatively consistent for the three months ended March 31, 2020 as compared to the same period in the prior year. The number of employees in general and administrative functions increased from 106 as of March 31, 2019 to 155 as of March 31, 2020.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2020	2019

Research and development	$39,730	$26,496	50%
% of total revenue	26%	23%

The $13.2 million increase in research and development expense for the three months ended March 31, 2020 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $7.6 million for the three months ended March 31, 2020 as compared to the same period in the prior year. Additionally, the increase in research and development expense is due to $4.4 million of in-process research and development we acquired in March 2020 as well as a $0.4 million increase in expenses for external consultants for the three months ended March 31, 2020, as compared to the same period in the prior year. Research and development expense from our Other segment increased $0.4 million for the three months ended March 31, 2020 as compared to the same period in the prior year, primarily due to personnel and related costs, including salary, benefits and stock-based compensation. The number of employees in research and development functions increased from 519 as of March 31, 2019 to 650 as of March 31, 2020.

Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2020	2019

Amortization and depreciation	$6,422	$5,228	23%
% of total revenue	4%	5%

Amortization and depreciation increased $1.2 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to the intangible assets that were acquired in connection with the purchase of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019.

Interest Expense

	Three Months Ended March 31,		% Change
	2020	2019

Interest expense	$(645)	$(821)	(21)%
% of total revenue	—%	(1)%

Interest expense decreased $0.2 million for the three months ended March 31, 2020 as compared to the same period in the prior year, primarily due to a decrease in the effective interest rate on the 2017 Facility resulting from decreases in the Eurodollar Base Rate, or LIBOR, and the decrease in carrying value of the 2017 Facility throughout most of the three months ended March 31, 2020 as compared to the same period in the prior year.

Interest Income

	Three Months Ended March 31,		% Change
	2020	2019

Interest income	$459	$808	(43)%
% of total revenue	—%	1%

Interest income decreased $0.3 million for the three months ended March 31, 2020 as compared to the same period in the prior year, primarily due to a decrease in interest income earned on our cash balance and interest income earned on notes receivable.

Other Income, Net

	Three Months Ended March 31,		% Change
	2020	2019

Other income, net	$92	$44	109%
% of total revenue	—%	—%

Other income, net remained relatively consistent for the three months ended March 31, 2020 as compared to the same period in the prior year.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2020	2019

Provision for income taxes	$1,202	$242	397%
% of total revenue	1%	—%

The provision for incomes taxes increased $1.0 million for the three months ended March 31, 2020 as compared to the same period in the prior year. Our effective tax rates were 12.3% and 2.6% for the three months ended March 31, 2020 and 2019, respectively. The increase in the provision for income taxes was primarily related to decreases in tax windfall benefits from employee stock-based payment transactions for the three months ended March 31, 2020 as compared to the same period in the prior year.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95% of our revenue for the three months ended March 31, 2020 as compared to 93% for the same period in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 865 employees as of March 31, 2019 to 1,137 employees as of March 31, 2020. Our Other segment increased from 73 employees as of March 31, 2019 to 90 employees as of March 31, 2020. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended March 31,
	2020			2019
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$87,412	$57,528	$78,761	$75,402	$30,347	$59,617
Other	4,538	5,558	5,331	4,653	4,411	4,547
Intersegment Alarm.com	—	(861)	—	—	(999)	—
Intersegment Other	—	(2,236)	—	—	(1,479)	—
Total	$91,950	$59,989	$84,092	$80,055	$32,280	$64,164

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $9.7 million for the three months ended March 31, 2020, as compared to $11.0 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2020 and 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the first quarter of 2020, we adopted Topic 326. See Note 2 to our condensed consolidated financial statements for more information. Except as disclosed in Note 2, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020, or Annual Report.

Recently Issued Accounting Standards

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$171,732	$119,629
Accounts receivable, net of allowance for credit losses of $4,789 and $2,584, respectively, and net of allowance for product returns of $1,224 and $1,075, respectively	81,894	76,373
Working capital	231,642	167,879

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2020 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of March 31, 2020, we had $171.7 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity financings.

We believe our existing cash and cash equivalents, together with our 2017 Facility, and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final nine months of fiscal year 2020, we expect our capital expenditure requirements to be approximately $15.0 million, primarily related to the continued build out of our leased office space as well as purchases of computer software and equipment.

Our future working capital and capital expenditure requirements will depend on many factors, including the impact of the global COVID-19 pandemic on the economy and our operations, the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. To the extent our cash and cash equivalents, together with our 2017 Facility, and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our current stockholders.

Sources of Liquidity

Our 2017 Facility is a revolving credit facility with SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. The 2017 Facility is available to us to refinance existing debt and for general corporate and working capital purposes including acquisitions, and has a current borrowing capacity of $125.0 million. We have the option to increase the borrowing capacity of the 2017 Facility to $175.0 million with the consent of the lenders. During the three months ended March 31, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the global COVID-19 pandemic.

As of March 31, 2020, $113.0 million was outstanding under the 2017 Facility, no letters of credit were outstanding and $12.0 million remained available for borrowing under the 2017 Facility. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions without approval of the lenders. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. As of March 31, 2020, we were in compliance with all covenants under the 2017 Facility. Our outstanding amounts under the 2017 Facility are due at maturity in October 2022. The 2017 Facility is discussed in more detail below under “Debt Obligations.”

Dividends

We did not declare or pay dividends during the three months ended March 31, 2020 and 2019. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing the 2017 Facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows from / (used in) operating activities	$12,900	$(1,187)
Cash flows used in investing activities	(7,013)	(23,023)
Cash flows from financing activities	46,216	591

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the three months ended March 31, 2020, cash flows from operating activities were $12.9 million, compared to $1.2 million cash flows used in operating activities for the same period in the prior year. This $14.1 million increase in cash flows from operating activities was due to a $9.2 million increase in non-cash and other reconciling items and a $5.3 million increase in cash from operating assets and liabilities, partially offset by a $0.4 million decrease in net income.

The $9.2 million increase in non-cash and other reconciling items was primarily due to $3.3 million cash paid to acquire in-process research and development in March 2020 that was reclassified and presented as cash flows used in investing activities. Additionally, the increase in non-cash and other reconciling items was due to a $2.1 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during the three months ended March 31, 2020 and a $1.2 million increase in amortization expense from intangible assets that were acquired in connection with the purchase of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The $5.3 million increase in cash from operating assets and liabilities was primarily due to differences in timing of payments of disbursements, partially offset by the prepayment of $4.7 million for long lead-time parts related to inventory during the three months ended March 31, 2020 that did not occur during the same period in the prior year.

Investing Activities

Our investing activities typically include acquisitions, capital expenditures, notes receivable issued to companies with offerings complementary to ours and proceeds from the repayment of those notes receivable. Our capital expenditures have primarily been for general business use, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, computer equipment used internally and expansion of our network operations centers.

For the three months ended March 31, 2020, our cash flows used in investing activities was $7.0 million, as compared to cash flows used in investing activities of $23.0 million for the same period in the prior year. The $16.0 million decrease in cash flows used in investing activities was primarily due to the $16.4 million paid in March 2019 to a acquire a secured promissory note as well additional funding provided to one of our hardware suppliers under convertible promissory notes during the three months ended March 31, 2019 that did not occur during the three months ended March 31, 2020. This decrease was partially offset by a $3.3 million increase in cash flows used in investing activities to acquire in-process research and development in March 2020.

Financing Activities

Cash generated by financing activities includes borrowings under the 2017 Facility and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the three months ended March 31, 2020, cash flows from financing activities was $46.2 million, compared to $0.6 million for the same period in the prior year. The $45.6 million increase in cash flows from financing activities was primarily due to the borrowing of $50.0 million under our 2017 Facility during the three months ended March 31, 2020 which was partially offset by our use of $5.1 million to purchase shares of treasury stock, as compared to the $1.0 million repayment of the outstanding balance of the 2017 Facility during three months ended March 31, 2019.

Contractual Obligations

As of March 31, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, other than the $50.0 million borrowed under our 2017 Facility in March 2020 and the amendment to the lease for our corporate headquarters executed in March 2020, which includes maturities of lease liabilities as follows: $0.1 million in 2020, $0.6 million in 2021, $0.8 million in 2022, $0.7 million in 2023, $0.5 million in 2024 and $0.8 million in 2025 and beyond.

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

Debt Obligations

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. During the three months ended March 31, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the global COVID-19 pandemic. During the three months ended March 31, 2019, we repaid $1.0 million of the outstanding balance of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the three months ended March 31, 2020, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the three months ended March 31, 2020, the effective interest rate on the 2017 Facility was 3.79%, as compared to 4.88% for the same period in the prior year.

The carrying value of the 2017 Facility was $113.0 million and $63.0 million as of March 31, 2020 and December 31, 2019, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of March 31, 2020 and December 31, 2019. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.25:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of March 31, 2020, we were in compliance with all financial and non-financial covenants and there were no events of default. The 2017 Facility also contains customary conditions to borrowings and events of default and contains various negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make certain payments including dividends, make investments or engage in transactions with affiliates without approval of the lenders.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, other income, net, provision for income taxes, amortization and depreciation, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA:
Net income	$8,571	$9,010
Adjustments:
Interest expense, interest income and other income, net	94	(31)
Provision for income taxes	1,202	242
Amortization and depreciation expense	6,422	5,228
Stock-based compensation expense	6,358	4,266
Acquisition-related expense	4,056	—
Litigation expense	2,486	5,537
Total adjustments	20,618	15,242
Adjusted EBITDA	$29,189	$24,252

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to the quarter ended March 31, 2020.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our 2017 Facility with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of March 31, 2020 and December 31, 2019, an increase or decrease in the interest rate on our 2017 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $1.1 million and $0.6 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye. We are currently integrating OpenEye into our internal control over financial reporting and do not expect this integration to materially affect our internal control over financial reporting.

As a result of the global COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. These temporary measures have not materially impacted our internal control over financial reporting during our fiscal quarter ended March 31, 2020.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. On February 28, 2020, the PTAB issued a decision affirming the rejections in one of the reexaminations. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. On April 16, 2020, the U.S.

District Court, District of Utah issued an order granting a temporary stay of the litigation, to expire on August 10, 2020, due to the COVID-19 pandemic and based on the stipulation of both parties.

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

On January 31, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, Western District of Texas, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. Our response to the complaint is due on May 27, 2020.

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

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and the parties filed opening summary judgment and Daubert motions on April 20, 2020. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The pretrial conference is scheduled for September 30, 2020, and trial is set for October 19, 2020.

On March 4, 2019, Varatec, LLC, or Varatec, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Northern District of Illinois. Varatec, LLC v. ADT, LLC d/b/a ADT Security Services, N.D. Illinois Case No. 1-19-cv-01543. Varatec alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent No. 7,792,256, which was assigned to Varatec. Varatec seeks a permanent injunction, enhanced damages, and attorneys’ fees. On May 23, 2019, ADT filed a motion seeking to dismiss the complaint for failure to state a claim, on the basis that the asserted patent fails to claim patent eligible subject matter. On July 3, 2019, third-party Unified Patents Inc. filed a petition seeking inter parties review of the asserted patent by the PTAB. After the completion of briefing of ADT’s motion to dismiss, the parties agreed to stay the case pending resolution of the inter partes review, and the court granted the parties’ motion on August 14, 2019. Unified Patent’s petition for inter parties review was instituted on December 31, 2019 and is currently pending. Varatec filed a notice of voluntary dismissal without prejudice under Fed. R. Civ. P. 41(a) on April 15, 2020, and the court has ratified the dismissal.

Should the plaintiffs prevail on the claims that one or more elements of ADT’s products infringe, we could be required to indemnify ADT for damages in the form of a reasonable royalty or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty.

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

Risks Related to Our Business and Industry

Our business and results of operations may be negatively affected by the COVID-19 pandemic.

In December 2019, a novel strain of coronavirus disease, or COVID-19, was reported in China and has since become a global pandemic. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected are taking certain emergency measures to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, it has and may continue to disrupt our hardware supply chain as well as cause disruptions to and restrictions on our service providers’ ability to travel and to meet with residential and commercial property owners who use our solutions, cancellations or postponement of certain events, or temporary closures of our facilities or the facilities of our service providers or suppliers. The COVID-19 pandemic has also resulted in significant disruption of global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty may also negatively impact pricing for our platform or cause customers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our revenue, cash flows, results of operations and financial condition. The increased uncertainty and disruption to global markets may also negatively impact our growth opportunities whether organically or through acquisitions. Because our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions, any such adverse effects may not be fully reflected in our results of operation until future periods.

The uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic make the potential impact of the pandemic difficult to predict and the extent to which it may negatively affect our industry, our supply of hardware products, our business operations or our operating results is uncertain. Weak global economic conditions, whether or not directly as a result of the pandemic, also may exacerbate the impact of the pandemic. Further, we do not yet know the full effects of the COVID-19 pandemic on our suppliers and service providers. However, we do anticipate that for the remainder of 2020 our hardware revenue will be lower in future periods as compared to the first quarter of 2020. We also anticipate that our SaaS and license revenue growth rate may be lower in future periods due to the COVID-19 pandemic as some consumers or small businesses defer or cancel previously anticipated purchases.

The ultimate impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could harm our business and adversely affect our operating results.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance relating to the anticipated results of operations of an acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures and operations of the acquired business. Similarly, guidance offered in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic and the evolving responses to the resulting public health crisis, is inherently more speculative in nature than guidance offered in periods of relative stability. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

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

We have taken certain precautions due to the COVID-19 pandemic that could harm our business.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and shelter-in-place orders in many of the locations we have offices or other facilities, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, service providers and subscribers, as well as the communities in which we participate. These precautionary measures could negatively impact our business. In particular, we have enabled substantially all of our employees to work remotely in compliance with relevant government advice, have suspended all non-essential travel for our employees, are canceling or postponing company-sponsored events, employee attendance at industry events and in-person work-related meetings. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and shifting non-essential function employees to work-from-home could negatively impact our marketing efforts, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity, any of which could harm our business. Though we are taking these precautionary measures as well as preparing our systems for the likelihood of increased cybersecurity threats, there is no guarantee that our precautions will fully protect our employees or enable us to maintain our productivity. The extent to which COVID-19 and our precautionary measures related thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Our quarterly results of operations have fluctuated and are likely to continue to fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our quarterly operating results, including the levels of our revenue, gross margin, cash flow and deferred revenue, may fluctuate as a result of a variety of factors, including adverse macroeconomic conditions, the product mix that we sell, the relative sales related to our platforms and solutions and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•	the portion of our revenue attributable to software as a service, or SaaS, and license versus hardware and other sales;

•	our ability to manage the businesses we have acquired, and to integrate and manage any future acquisitions of businesses;

•	fluctuations in demand, including due to seasonality or broader economic factors, for our platforms and solutions;

•	changes in pricing by us in response to competitive pricing actions;

•	our ability to increase, retain and incentivize the service provider partners that market, sell, install and support our platforms and solutions;

•	the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;

•	the timing and success of introductions of new solutions, products or upgrades by us or our competitors and the entrance of new competitors;

•	changes in our business and pricing policies or those of our competitors;

•	the ability to accurately forecast revenue as we generally rely upon our service provider partner network to generate new revenue;

•	our ability to control costs, including our operating expenses and the costs of the hardware we purchase;

•	changes in U.S. trade policies, including new or potential tariffs or penalties on imported products;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	issues related to introductions of new or improved products such as shortages of prior generation products or short-term decreased demand for next generation products;

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

•
the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods, epidemics, pandemics, including COVID-19, and other catastrophic events or man-made problems such as terrorism or global or regional economic, political and social conditions.

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2020 and 2019.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platforms and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platforms and solutions. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad.

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

The current COVID-19 pandemic has caused significant uncertainty and volatility in global markets, which has and may continue to cause consumer discretionary spending to decline for an unknown a lengthy period of time. A prolonged economic slowdown and a material reduction in new home construction and renovation projects may result in diminished sales of our platforms and solutions. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

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

Our platforms and solutions may contain undetected defects in the software, infrastructure, third-party components or processes. In addition, due to the COVID-19 pandemic, we have enabled substantially all of our employees to work remotely which may make us more vulnerable to cyber-attacks and may create operational or other challenges, any of which could harm our systems or our business. Although we have taken precautionary measures to prepare for these threats and challenges, there is no guarantee that our precautions will fully protect our systems. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. If our platforms or solutions suffer from defects, we could experience harm to our branded reputation, claims by our subscribers or service provider partners or lost revenue during the period required to address the cause of the defects. We may find defects in new, acquired or upgraded solutions, resulting in loss of, or delay in, market acceptance of our platforms and solutions, which could harm our business, financial condition, cash flows or results of operations.

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

Our business is subject to the risks of earthquakes, hurricanes, fires, power outages, floods, pandemics, natural disasters and other catastrophic events, and to interruption by man-made problems such as terrorism or global or regional economic, political and social conditions.

A significant natural disaster, such as an earthquake, hurricane, fire, flood, or a public health pandemic, such as COVID-19, or a significant power outage could harm our business, financial condition, cash flows and results of operations. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platforms and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service provider partners or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service provider partners and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platforms and solutions, our business, financial condition, cash flows and results of operations would be harmed.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $261.1 million in 2016 to $502.4 million in 2019 and increased from $112.3 million for the three months ended March 31, 2019 to $151.9 million for the three months ended March 31, 2020. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

Our future operating results depend, to a large extent, on our ability to successfully manage any future expansion and growth. To successfully manage our growth and obligations as a public company, we believe we must effectively, among other things:

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

We increased our number of full-time employees from 607 as of December 31, 2016 to 1,227 as of March 31, 2020. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our ability to compete depends on a number of factors, including:

•	our platforms and solutions’ functionality, performance, ease of use and installation, reliability, availability and cost effectiveness relative to that of our competitors’ products;

•	our success in utilizing new and proprietary technologies to offer solutions and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies;

•	our ability to attract and retain service provider partners;

•	our name recognition and reputation;

•	our ability to recruit software engineers and sales and marketing personnel; and

•	our ability to protect our intellectual property.

Consumers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In the event a consumer decides to evaluate a new home automation, security monitoring, video monitoring, energy management, or wellness solution, the consumer may be more inclined to select one of our competitors whose product offerings are broader than those that we offer. In addition, while the COVID-19 pandemic continues, consumers may prefer to purchase products that they can install themselves. If there are continuing restrictions on our service providers’ ability to meet with residential and commercial property owners in person, our ability to compete will depend on our ability to make our products available for remote installation or to make certain of our products easily installable by consumers rather than solely by our service providers.

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

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, social engineering attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. In addition, due to the COVID-19 pandemic, we have enabled substantially all of our employees to work remotely which may make us more vulnerable to cyber-attacks or other security breaches.

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

In order for us to maintain our current revenue sources and grow our revenues, we must effectively manage and grow relationships with our service provider partners. Recruiting and retaining qualified service provider partners and training them in our technology and solutions requires significant time and resources and has been made more challenging by the shelter-in-place orders and travel restrictions implemented in many locations to combat the COVID-19 pandemic. If we fail to maintain existing service provider partners or develop relationships with new service provider partners, our revenue and operating results would be adversely affected. In addition, to execute on our strategy to expand our sales internationally, we must develop, manage and grow relationships with service provider partners that sell into these markets.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 9,000 service provider partners to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2019, 2018 and 2017, our 10 largest revenue service provider partners accounted for 52%, 57% and 60% of our revenue. ADT LLC represented greater than 15% but not more than 20% of our revenue in 2017, 2018 and 2019. ADT LLC also represented more than 10% of accounts receivable as of December 31, 2019.

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

In March 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper business, which we refer to in this report as the Acquisition. Historically, ADT LLC, or ADT, has accounted for substantially all of the revenue of the Connect business unit. In connection with the Acquisition we amended our master service agreement with ADT to cover services provided with respect to the non-hosted software platform, or Software platform, and recently further amended the master service agreement; however, we cannot assure you that we will be able to meet the conditions set forth in the amended agreement or that ADT will use the Software platform or other services we offer for its new customers or keep existing customers on the Software platform. In addition, even if ADT continues to use the Software platform, we cannot assure you that the revenue from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenue from ADT with revenues from new customers or other existing customers. Because the Software platform relies on ADT for substantially all of its revenue, any negative developments in ADT’s business, or any decrease in revenue from or loss of ADT as a customer could harm our business, financial condition, cash flows and results of operations.

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

The market for connected home and commercial solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new subscribers and increase revenue from existing subscribers will depend in significant part on our ability to anticipate changes in industry standards, to continue to enhance our existing solutions or introduce new solutions on a timely basis to keep pace with technological developments, and to maintain compatibility with a wide range of connected devices in residential and commercial properties. We may change aspects of our platforms and may utilize open source technology in the future, which may cause difficulties including compatibility, stability and time to market. The success of any enhanced or new product or solution will depend on several factors, including the timely completion and market acceptance of the enhanced or new product or solution. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, cash flows and results of operations.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. These supply chain risks are heightened in the current environment where evolving travel restrictions and shelter-in-place orders due to the COVID-19 pandemic have and may continue to adversely affect production of and the timing of delivery of components. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components, which generated 17% of our hardware and other revenue for the three months ended March 31, 2020. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

From time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We provided such advance payments and loan financing that was repaid in 2019 to one of our key hardware suppliers, whose products generated between 15% and 25% of our hardware and other revenue over the last twelve months. See Note 8 to our condensed consolidated financial statements for more information regarding this matter.

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

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Stephen Trundle, our Chief Executive Officer, and our senior information technology managers. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key personnel, including as a result of the COVID-19 pandemic, could interrupt our ability to execute our business plan, as such individuals may be difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.

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

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. For example, we recently borrowed $50.0 million under the 2017 Facility as a precautionary measure to provide financial flexibility in light of current uncertainty in the financial markets resulting from the global COVID-19 pandemic. As a result, our current availability under the 2017 Facility is only $12.0 million. We may require additional capital to respond to the significant uncertainty arising from the COVID-19 pandemic and we may not be able to timely secure additional debt or equity financing on favorable terms or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of March 31, 2020, we had $204.4 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 2% of our total revenue for each of the three months ended March 31, 2020 and 2019. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone and parts of Asia could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. In 2019, the U.S. administration imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain Alarm.com products manufactured overseas to additional import duties of up to 25%. The amount of the import tariff and the number of products subject to tariffs have changed numerous times based on action by the U.S. administration. We are addressing the risks related to these imposed and announced tariffs, which have affected, or have the potential to affect, at least some of our imports from China.

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

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018. During the three months ended March 31, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the global COVID-19 pandemic. The outstanding balance of the 2017 Facility was $113.0 million as of March 31, 2020.

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

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies are highly complex and involve many assumptions, estimates and judgments. A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. GAAP rules are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, we adopted Accounting Standards Update, or ASU, 2016-13, "Financial Instruments - Credit Losses (Topic 326)," or Topic 326, effective January 1, 2020, which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. See Note 2 to our condensed consolidated financial statements for additional information about the impact of this accounting standard and other new accounting pronouncements. Implementation of new accounting standards could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Our accounting is becoming more complex, and relies upon estimates or judgments relating to our critical accounting policies. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates and any such differences may be material. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex. For example, as a result of our acquisition of the Connect business unit of Icontrol, we now recognize revenue relating to the delivery of software relating to the Software platform under different revenue recognition standards than those that apply to delivery of our services under the Alarm.com platforms. Ongoing evolution of our business, and the COVID-19 pandemic and resulting uncertainty have, and any future acquisitions may, compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, stock-based compensation, business combinations, and income taxes.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $71.50 through March 31, 2020. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this "Risk Factors" section:

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

•	ratings changes by any securities analysts who follow our company;

•	variance in our financial performance from expectations of securities analysts;

•	announcements by us or our competitors of significant business developments, technical innovations, acquisitions or new solutions;

•	changes in the prices of our platforms and solutions;

•	changes in our projected operating and financial results;

•	changes in laws or regulations applicable to our platforms and solutions or marketing techniques, or our industry in general;

•	our involvement in any litigation, including any lawsuits threatened or filed against us;

•	repurchases of our common stock under the stock repurchase program authorized by our board of directors or our sale of our common stock or other securities in the future;

•	changes in senior management or key personnel;

•	trading volume of our common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic, regulatory and market conditions in the United States and abroad as well as the uncertainty resulting from the COVID-19 pandemic.

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

As of March 31, 2020, our directors and executive officers, together with their affiliates, beneficially own a significant percentage of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 to January 31, 2020	—	$—	—	$75,000,000
February 1 to February 29, 2020	—	—	—	75,000,000
March 1 to March 31, 2020	147,153	34.99	147,153	69,850,586
Total	147.153	$34.99	147.153

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

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1*	Ninth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated March 12, 2020
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

* Filed herewith.

** This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alarm.com Holdings, Inc.

Date:	May 7, 2020	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)