Form 10-Q
period 2020-06-30
Alarm.com Holdings, Inc.
filed 2020-08-05
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 29, 2020, there were 48,965,761 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
SaaS and license revenue	$95,704	$82,334	$187,654	$162,389
Hardware and other revenue	45,933	39,326	105,922	71,606
Total revenue	141,637	121,660	293,576	233,995
Cost of revenue(1):
Cost of SaaS and license revenue	13,001	12,665	25,329	24,990
Cost of hardware and other revenue	36,004	31,891	81,656	58,516
Total cost of revenue	49,005	44,556	106,985	83,506
Operating expenses:
Sales and marketing	16,920	15,631	33,995	28,859
General and administrative	17,359	13,872	38,224	33,084
Research and development	36,636	28,418	76,366	54,914
Amortization and depreciation	6,723	5,138	13,145	10,366
Total operating expenses	77,638	63,059	161,730	127,223
Operating income	14,994	14,045	24,861	23,266
Interest expense	(868)	(786)	(1,513)	(1,607)
Interest income	157	806	616	1,614
Other income, net	65	44	157	88
Income before income taxes	14,348	14,109	24,121	23,361
(Benefit from) / provision for income taxes	(2,277)	313	(1,075)	555
Net income	16,625	13,796	25,196	22,806
Net loss attributable to redeemable noncontrolling interest	370	—	606	—
Net income attributable to common stockholders	$16,995	$13,796	$25,802	$22,806

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.35	$0.29	$0.53	$0.47
Diluted	$0.34	$0.27	$0.51	$0.45
Weighted average common shares outstanding:
Basic	48,792,280	48,388,696	48,758,922	48,281,068
Diluted	50,551,632	50,283,990	50,443,526	50,244,384
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$205,827	$119,629
Accounts receivable, net of allowance for credit losses of $3,788 and $2,584, respectively, and net of allowance for product returns of $1,253 and $1,075, respectively	76,591	76,373
Inventory, net	50,406	34,168
Other current assets, net of allowance for credit losses of $35 and $16, respectively	15,265	13,504
Total current assets	348,089	243,674
Property and equipment, net	40,627	38,548
Intangible assets, net	95,402	103,438
Goodwill	105,662	104,963
Deferred tax assets	21,554	19,137
Operating lease right-of-use assets	33,821	30,523
Other assets, net of allowance for credit losses of $48 and $0, respectively	17,490	17,516
Total assets	$662,645	$557,799
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$63,702	$48,727
Accrued compensation	16,327	16,342
Deferred revenue	3,542	3,043
Operating lease liabilities	9,198	7,683
Total current liabilities	92,769	75,795
Deferred revenue	7,995	7,455
Long-term debt	112,000	63,000
Operating lease liabilities	38,486	37,199
Other liabilities	7,426	7,489
Total liabilities	258,676	190,938
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	10,716	11,210
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 49,070,699 and 48,700,963 shares issued; and 48,923,546 and 48,700,713 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	491	487
Additional paid-in capital	383,388	365,627
Treasury stock, at cost; 147,153 and 0 shares as of June 30, 2020 and December 31, 2019, respectively	(5,149)	—
Retained earnings / (accumulated deficit)	14,523	(10,463)
Total stockholders’ equity	393,253	355,651
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$662,645	$557,799

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2020	2019
Net income	$25,196	$22,806
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses on accounts receivable	965	460
Reserve for product returns	1,000	(44)
Recovery of credit losses on notes receivable	(382)	(3,319)
Amortization on patents and tooling	401	334
Amortization and depreciation	13,145	10,366
Amortization of debt issuance costs	54	54
Amortization of operating leases	4,234	3,638
Deferred income taxes	(2,526)	(627)
Change in fair value of contingent liability	(2,289)	—
Stock-based compensation	13,453	9,686
Acquired in-process research and development	3,297	—
Changes in operating assets and liabilities:
Accounts receivable	(2,549)	(10,927)
Inventory	(16,238)	(905)
Other current and non-current assets	(3,270)	(2,161)
Accounts payable, accrued expenses and other current liabilities	17,332	(2,528)
Deferred revenue	1,039	(196)
Operating lease liabilities	(4,728)	(3,928)
Other liabilities	(86)	158
Cash flows from operating activities	48,048	22,867
Cash flows used in investing activities:
Additions to property and equipment	(7,116)	(5,708)
Purchases of in-process research and development	(3,297)	—
Issuances or purchases of notes receivable	—	(20,061)
Receipt of payment on notes receivable	2,007	7,400
Purchases of patents and patent licenses	(900)	—
Cash flows used in investing activities	(9,306)	(18,369)
Cash flows from financing activities:
Proceeds from credit facility	50,000	—
Repayments of credit facility	(1,000)	(2,000)
Payments of deferred consideration for business acquisitions	(819)	—
Purchases of treasury stock	(5,149)	—
Issuances of common stock from equity-based plans	4,424	2,292
Cash flows from financing activities	47,456	292
Net increase in cash and cash equivalents	86,198	4,790
Cash and cash equivalents at beginning of the period	119,629	146,061
Cash and cash equivalents at end of the period	$205,827	$150,851

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest					Additional Paid-In Capital			Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
		Preferred Stock		Common Stock			Treasury Stock
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	$11,210	—	$—	48,701	$487	$365,627	—	$—	$(10,463)	$355,651
Adoption of accounting standard on credit losses	—	—	—	—	—	—	—	—	(816)	(816)
Common stock issued in connection with equity-based plans	—	—	—	107	1	1,364	—	—	—	1,365
Purchases of treasury stock	—	—	—	—	—	—	147	(5,149)	—	(5,149)
Stock-based compensation expense	—	—	—	—	—	6,358	—	—	—	6,358
Net income / (loss) attributable to common stockholders	(236)	—	—	—	—	—	—	—	8,807	8,807
Balance as of March 31, 2020	$10,974	—	$—	48,808	$488	$373,349	147	$(5,149)	$(2,472)	$366,216
Common stock issued in connection with equity-based plans	—	—	—	263	3	3,056	—	—	—	3,059
Stock-based compensation expense	—	—	—	—	—	7,095	—	—	—	7,095
Accretion adjustments of redeemable noncontrolling interest to redemption value	112	—	—	—	—	(112)	—	—	—	(112)
Net income / (loss) attributable to common stockholders	(370)	—	—	—	—	—	—	—	16,995	16,995
Balance as of June 30, 2020	$10,716	—	$—	49,071	$491	$383,388	147	$(5,149)	$14,523	$393,253

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity — (Continued)
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	—	$—	48,103	$481	$341,139	$(64,031)	$277,589
Adoption of accounting standard on leases	—	—	—	—	—	—	37	37
Common stock issued in connection with equity-based plans	—	—	—	147	1	1,590	—	1,591
Vesting of common stock subject to repurchase	—	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	4,267	—	4,267
Net income attributable to common stockholders	—	—	—	—	—	—	9,010	9,010
Balance as of March 31, 2019	$—	—	$—	48,250	$482	$346,998	$(54,984)	$292,496
Common stock issued in connection with equity-based plans	—	—	—	232	3	698	—	701
Vesting of common stock subject to repurchase	—	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	5,433	—	5,433
Net income attributable to common stockholders	—	—	—	—	—	—	13,796	13,796
Balance as of June 30, 2019	$—	—	$—	48,482	$485	$353,131	$(41,188)	$312,428

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2020 and 2019
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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the COVID-19 pandemic has been disrupting and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic has also been disrupting and may continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. In addition, the COVID-19 pandemic has resulted in a global slowdown of economic activity and a recession in the United States that has and for an unknown period of time will likely continue to decrease demand for a broad variety of goods and services. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2020, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. Because of the use of estimates inherent in the financial reporting process and given the additional unknowable duration and effects of the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, stock-based compensation, income taxes, legal reserves, contingent consideration and goodwill and intangible assets.

Reclassifications

Certain previously reported amounts in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 have been reclassified to conform to our current presentation to reflect interest income as a separate line item, which was previously included in other income, net. Certain previously reported amounts in the condensed consolidated statements of cash flows for the six months ended June 30, 2019 have been reclassified to conform to our current presentation, including the addition of an operating lease liabilities separate line item, which was previously included in other liabilities and accounts payable, accrued expenses and other current liabilities.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019
Comprehensive Income

Our comprehensive income for the three and six months ended June 30, 2020 and 2019 was equal to our net income disclosed in the condensed consolidated statements of operations.

Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and six months ended June 30, 2020 from those disclosed in our Annual Report.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. These risk characteristics are relevant to accounts receivable and notes receivable. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments since the adoption of Accounting Standards Update, or ASU, 2016-13, "Financial Instruments - Credit Losses (Topic 326)," or Topic 326, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses. Additionally, there were no significant changes in the amount of write-offs during the three and six months ended June 30, 2020 as compared to historical periods. There were no purchases or sales of financial assets during the three and six months ended June 30, 2020 and 2019.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three months ended June 30, 2020, we recorded a reduction of credit loss expense of $0.9 million and for the six months ended June 30, 2020, we recorded credit loss expense of $0.5 million in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of June 30, 2020 and December 31, 2019 was less than $0.1 million and is reflected in other current assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three and six months ended June 30, 2020 and 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019

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
June 30, 2020 and 2019
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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended June 30, 2020 and 2019, our reserve against revenue for hardware returns was 1%. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $7.5 million and $8.1 million as of June 30, 2020 and December 31, 2019, respectively, which combines current and long-term balances.

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
June 30, 2020 and 2019
expedient related to the amount of transaction price allocated to the unsatisfied performance obligations and therefore, we have not disclosed the total remaining revenue expected to be recognized on all contracts or the expected period over which the remaining revenue would be recognized.

Contract Assets

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each distinct promise to transfer a good or service, or bundle of goods or services. To identify the performance obligations, we consider all of the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. We record a contract asset when we satisfy a performance obligation by transferring a promised good or service. Contract assets can be conditional or unconditional depending on whether another performance obligation must be satisfied before payment can be received. We receive payments from our service provider partners based on the billing schedule established in our contracts. All of the accounts receivable presented in the condensed consolidated balance sheets represent unconditional rights to consideration. We do not have any assets from contracts containing conditional rights and we do not have any assets from satisfied performance obligations that have not been invoiced.

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

The current portion of capitalized commission costs and upfront payments made to customers are included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to customers are reflected in other assets within our condensed consolidated balance sheets. Our amortization of contract assets during the three and six months ended June 30, 2020 was $0.9 million and $1.7 million, respectively, as compared to $0.6 million and $1.1 million during the same periods in the prior year.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the three and six months ended June 30, 2020 and 2019.

The changes in our contract assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning of period balance	$4,932	$3,083	$4,578	$2,881
Commission costs and upfront payments to a customer capitalized in period	657	1,389	1,822	2,105
Amortization of contract assets	(871)	(623)	(1,682)	(1,137)
End of period balance	$4,718	$3,849	$4,718	$3,849

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019
The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning of period balance	$12,102	$11,536	$10,498	$11,176
Revenue deferred in period	2,173	916	5,693	2,471
Revenue recognized from amounts included in contract liabilities	(2,738)	(1,472)	(4,654)	(2,667)
End of period balance	$11,537	$10,980	$11,537	$10,980

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$81,632	$80,032
Allowance for credit losses	(3,788)	(2,584)
Allowance for product returns	(1,253)	(1,075)
Accounts receivable, net	$76,591	$76,373

For the three months ended June 30, 2020, we recorded a reduction to the provision for credit losses of $0.9 million. For the six months ended June 30, 2020, we recorded a provision for credit losses of $1.0 million on our accounts receivable. For the three and six months ended June 30, 2019, we recorded a provision for credit losses $0.2 million and $0.5 million respectively.

For the three and six months ended June 30, 2020, we recorded a reserve for product returns of $0.7 million and $1.0 million, respectively. For the three months ended June 30, 2019, we recorded a reserve for product returns in our hardware and other revenue of $0.1 million and for the six months ended June 30, 2019, we recorded a reduction to the reserve for product returns in our hardware and other revenue of less than $0.1 million. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Allowance for Credit Losses - Accounts Receivable

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(4,555)	$(234)	$(2,500)	$(84)
Impact of adopting Topic 326	—	—	(212)	(155)
Provision for / (recovery of) expected credit losses	935	(15)	(951)	(14)
Write-offs	70	11	113	15
End of period balance	$(3,550)	$(238)	$(3,550)	$(238)

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019

Note 5. Inventory, Net

The components of inventory, net are as follows (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$11,620	$8,921
Finished goods	38,786	25,247
Total inventory, net	$50,406	$34,168

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

In consideration for the purchase of 85% of the issued and outstanding capital stock of OpenEye, we paid $61.2 million in cash on October 21, 2019, after deducting $2.8 million related to an agreed holdback. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of OpenEye as of the closing date, the purchase price increased by $0.2 million. The working capital adjustment was finalized and paid to the stockholders of OpenEye in the second quarter of 2020 along with a portion of the holdback. The remaining amount of the holdback is expected to be paid to the stockholders of OpenEye by the fourth quarter of 2022, subject to offset for any indemnification obligations. An earn-out of up to an additional $11.0 million is payable if certain calendar 2020 revenue targets are met, of which contingent consideration of $2.8 million was recorded at October 21, 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019
The table below sets forth the purchase consideration and the fair value allocation of the tangible and intangible net assets acquired (in thousands):

October 21, 2019
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$61,403
Holdback consideration	2,820
Contingent consideration	2,793
Total consideration	$67,016
Tangible and Intangible Net Assets:
Cash	$2,352
Accounts receivable	5,742
Inventory	4,687
Other current assets	216
Property and equipment	296
Customer relationships	19,805
Developed technology	16,583
Trade name	2,219
Accounts payable	(2,746)
Accrued expenses	(1,017)
Other current liabilities	(1,683)
Deferred tax liability	(9,209)
Deferred revenue	(889)
Redeemable noncontrolling interest	(11,411)
Goodwill	42,071
Total tangible and intangible net assets	$67,016

Goodwill of $42.1 million reflects the value of acquired workforce and synergies we expect to achieve from integrating OpenEye's cloud-managed video surveillance solutions into our existing comprehensive suite of interactive cloud-based services for domestic and international commercial enterprises. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods. We allocate goodwill to reporting units based on expected benefit from synergies and have allocated the goodwill to the Alarm.com segment.

The purchase price allocation for the purchase of 85% of the issued and outstanding capital stock of OpenEye was finalized during the second quarter of 2020. The final fair value of the assets and liabilities reflects an increase of $0.7 million in the deferred tax liability and an increase of $0.7 million in goodwill based on a measurement period adjustment determined upon filing of the pre-acquisition period tax return related to our purchase of 85% of the issued and outstanding capital stock of OpenEye.

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
June 30, 2020 and 2019

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

Redeemable Noncontrolling Interests

Our redeemable noncontrolling interest relates to our 85% equity ownership interest in OpenEye. The OpenEye stockholder agreement contains a put option that gives the minority OpenEye stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares. The OpenEye stockholder agreement also contains a call option that gives us the right to purchase the remaining OpenEye shares from the minority OpenEye stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2023. The redeemable noncontrolling interest was recorded at fair value on October 21, 2019, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redemption value of the noncontrolling interest was $11.4 million as of October 21, 2019, and decreased to $10.7 million as of June 30, 2020.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2020	$104,963	$—	$104,963
Goodwill acquired	—	—	—
Measurement period adjustment	699	—	699
Balance as of June 30, 2020	$105,662	$—	$105,662

Due to the current uncertainty in the financial markets resulting from the COVID-19 pandemic, we assessed our goodwill for indicators of impairment during the three and six months ended June 30, 2020. We elected to perform a qualitative assessment as of June 30, 2020 and determined there was no impairment of goodwill during the three and six months ended June 30, 2020. There was also no impairment of goodwill during the three and six months ended June 30, 2019.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2020	$84,396	$16,820	$2,222	$103,438
Amortization	(6,941)	(914)	(181)	(8,036)
Balance as of June 30, 2020	$77,455	$15,906	$2,041	$95,402

We recorded $4.0 million and $8.0 million of amortization related to our intangible assets for the three and six months ended June 30, 2020, respectively, as compared to $3.4 million and $6.9 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and six months ended June 30, 2020 and 2019.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$123,731	$(46,276)	$77,455	9.4
Developed technology	30,542	(14,636)	15,906	8.2
Trade name	3,304	(1,263)	2,041	4.3
Other	234	(234)	—	0.0
Total intangible assets	$157,811	$(62,409)	$95,402

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$123,731	$(39,335)	$84,396	9.8
Developed technology	30,542	(13,722)	16,820	8.7
Trade name	3,304	(1,082)	2,222	4.8
Other	234	(234)	—	0.0
Total intangible assets	$157,811	$(54,373)	$103,438

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019
Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. In April 2020, we purchased 30 patents for $0.9 million. The carrying value, net of amortization, of our purchased patents and patent licenses was $3.1 million and $2.4 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, $0.7 million and $0.5 million of patent costs were included in other current assets, respectively, and $2.4 million and $1.9 million of patent costs were included in other assets, respectively. We have $6.8 million of historical cost in purchased patents and patent licenses as of June 30, 2020. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to twelve years. Patent cost amortization of $0.1 million and $0.2 million was included in cost of SaaS and license revenue in our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, respectively. Patent cost amortization of $0.1 million was included in amortization and depreciation in our condensed consolidated statements of operations for each of the three and six months ended June 30, 2020, as compared to less than $0.1 million in each of the same periods in the prior year.

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

In May 2018, the loan agreement with our distribution partner was amended to convert the entire $4.0 million note receivable outstanding into a $4.0 million term loan. The term loan had a maturity date of July 31, 2022 and required annual principal repayments of $1.0 million on July 31 of each year, commencing on July 31, 2019. The term loan also required monthly interest payments, with interest accruing on the outstanding principal balance at a rate per annum equal to 6.0% through June 30, 2018 and a rate per annum equal to the LIBOR rate on the first of any interest period plus 7.0% beginning on July 1, 2018.

In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrued at a rate of 8.5% per annum and required monthly interest payments.

In June 2020, we amended the term loan with our distribution partner and also amended the subordinated credit agreement with the affiliated entity of the distribution partner. At the time of the amended term loan and subordinated credit agreement in June 2020, the outstanding balance of the term loan was $3.0 million and the outstanding balance of the subordinated credit agreement was $3.0 million. Under the amended terms, the distribution partner paid us $2.0 million in principal for the term loan on June 9, 2020 and the remaining $1.0 million was transferred to the amended subordinated credit agreement with the affiliated entity of the distribution partner. As of June 30, 2020, none of the notes receivable balance related to the amended term loan was outstanding. As of December 31, 2019, $1.0 million of the note receivable balance related to the term loan was included in other current assets in our condensed consolidated balance sheet and $2.0 million of the note receivable balance was included in other assets in our condensed consolidated balance sheet.

The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on September 9, 2025 and interest on the outstanding principal balance accrues at a rate of 9.0% per annum and is payable in kind. As of June 30, 2020 and December 31, 2019, $4.0 million and $3.0 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheets, respectively.

For the three and six months ended June 30, 2020, we recognized $0.9 million and $1.3 million of revenue from the distribution partners associated with these loans, respectively, as compared to $0.5 million and $0.9 million for the same periods in the prior year.

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
June 30, 2020 and 2019

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

As a result of the $25.0 million payment received and conversion of the $5.6 million outstanding notes receivable balance into an equity investment on July 15, 2019, we recorded interest of $1.7 million within interest income and a gain of $6.9 million within other income, net, in our condensed consolidated statements of operations during the three and nine months ended September 30, 2019, related to the Promissory Notes and the Acquired Promissory Note. As of September 30, 2019, there was no remaining outstanding balance of the Promissory Notes and the Acquired Promissory Note. The total equity investment in the hardware supplier was $5.6 million as of June 30, 2020 and December 31, 2019.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and requires monthly interest and principal payments beginning in February 2021. The maturity date of the loan is July 24, 2025. To date, $0.2 million has been loaned to the service provider partner under the loan agreement.

Investment in a Platform Partner

In 2013, we paid $3.5 million in cash to purchase 3,548,820 Series A convertible preferred shares from one of our platform partners. In 2014, we entered into a Series 1 Preferred Stock purchase agreement with the platform partner and another investor. The other investor purchased shares of the platform partner’s Series 1 Preferred Stock. As a result of the purchase, our 3,548,820 shares of Series A convertible preferred shares converted into 3,548,820 shares of common stock.

Based upon the level of equity investment at risk, the platform partner is a variable interest entity, or VIE. We are not the primary beneficiary of the platform partner VIE because we do not direct the activities of the platform partner that most significantly impact its economic performance. We account for the equity investment in the platform partner using the measurement alternative. As of June 30, 2020 and December 31, 2019, our investment in the platform partner was $1.0 million and was included in other assets in our condensed consolidated balance sheets.

On July 31, 2020, the platform partner was sold to an unrelated third party and, as a result of the sale, we are entitled to receive total proceeds of $25.7 million in exchange for our shares of common stock, subject to a holdback of approximately $1.8 million and other adjustments as set forth in the purchase agreement.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019

Allowance for Credit Losses - Notes Receivable

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(87)	$(29)	$—	$(16)
Impact of adopting Topic 326	—	—	(434)	(15)
Provision for / (recovery of) expected credit losses	41	(8)	388	(6)
Write-offs	—	—	—	—
End of period balance	$(46)	$(37)	$(46)	$(37)

We manage our notes receivables using delinquency as a key credit quality indicator. Current and delinquent notes receivable by class of financing receivables and by year of origination as of June 30, 2020 are as follows (in thousands):

Loan Receivables:	2020	2019	2018	2017	2016	Prior	Total
Current	$—	$36	$—	$4,022	$—	$—	$4,058
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$36	$—	$4,022	$—	$—	$4,058

Hardware Financing Receivables:
Current	$—	$29	$127	$—	$—	$—	$156
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	149	—	15	—	—	164
90-119 days past due	—	—	—	13	—	—	13
120+ days past due	—	—	—	16	—	—	16
Total	$—	$178	$127	$44	$—	$—	$349

The amortized cost of notes receivables placed on nonaccrual status is as follows (in thousands):

	June 30, 2020	December 31, 2019
Loan receivables	$—	$—
Hardware financing receivables	29	16
Total	$29	$16

During the three and six months ended June 30, 2020 and 2019, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of June 30, 2020 and December 31, 2019, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of June 30, 2020 and December 31, 2019, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of June 30, 2020 and December 31, 2019, $7.4 million and $6.1 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of
	June 30, 2020
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$185,341	$—	$—	$185,341
Total	$185,341	$—	$—	$185,341
Liabilities:
Contingent consideration liability from acquisitions	$—	$—	$306	$306
Total	$—	$—	$306	$306

	Fair Value Measurements on a Recurring Basis as of
	December 31, 2019
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$93,303	$—	$—	$93,303
Total	$93,303	$—	$—	$93,303
Liabilities:
Contingent consideration liability from acquisitions	$—	$—	$2,595	$2,595
Total	$—	$—	$2,595	$2,595

The following table summarizes the change in fair value of the Level 3 liabilities for contingent consideration liabilities from acquisitions with significant unobservable inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning of period balance	$2,027	$—	$2,595	$—
Changes in fair value included in earnings	(1,721)	—	(2,289)	—
End of period balance	$306	$—	$306	$—

The money market accounts are included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The earn-out payment is contingent on the satisfaction of certain calendar 2020 revenue targets and has a maximum potential payment of up to $11.0 million. We account for the contingent consideration using fair value and establish a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. The contingent consideration liability was valued with significant unobservable inputs, including the revenue volatility and the discount rate. As of October 21, 2019, the fair value of the liability was $2.8 million. At each reporting date until the payment date in 2021, we will remeasure the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in our condensed consolidated statements of operations. During the six months ended June 30, 2020, the contingent consideration liability decreased $2.3 million from December 31, 2019 to $0.3 million, primarily due to a change to OpenEye's 2020 projected revenue. The significant unobservable inputs used in the valuation as of June 30, 2020 included a revenue volatility of 68% and a discount rate of 4%. Selecting another revenue volatility or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019
The contingent consideration liability was included in accounts payable, accrued expenses and other current liabilities in our condensed consolidated balance sheet as of June 30, 2020, and included in other liabilities in our condensed consolidated balance sheet as of December 31, 2019 (see Note 12).

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the three and six months ended June 30, 2020 and 2019. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and six months ended June 30, 2020 and 2019.

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

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,188	$1,835	$4,233	$3,638
Cash paid for amounts included in the measurement of operating lease liabilities	2,469	2,020	4,728	3,928
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	625	792	6,647	2,251

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term — operating leases	5.4 years	5.7 years
Weighted-average discount rate — operating leases	3.8%	4.0%

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2020	$5,410
2021	10,643
2022	9,320
2023	8,551
2024	7,771
2025 and thereafter	11,026
Total lease payments	52,721
Less: imputed interest(2)	5,037
Present value of lease liabilities	$47,684
_______________
(1)Operating lease payments exclude $2.8 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $0.6 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of June 30, 2020 or December 31, 2019. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and six months ended June 30, 2020 and 2019.

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable	$48,571	$32,878
Accrued expenses	9,649	10,092
Other current liabilities	5,482	5,757
Accounts payable, accrued expenses and other current liabilities	$63,702	$48,727

The components of other liabilities are as follows (in thousands):

	June 30, 2020	December 31, 2019
Contingent consideration liability from acquisitions	$—	$2,595
Holdback liability from acquisitions	1,789	1,650
Other liabilities	5,637	3,244
Other liabilities	$7,426	$7,489

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019
Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. During the three and six months ended June 30, 2020, we repaid $1.0 million of the outstanding balance of the 2017 Facility. During the three and six months ended June 30, 2019, we repaid $1.0 million and $2.0 million of the outstanding balance of the 2017 Facility, respectively.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For each of the three and six months ended June 30, 2020, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the six months ended June 30, 2020, the effective interest rate on the 2017 Facility was 3.42%, as compared to 4.78% for the same period in the prior year.

The carrying value of the 2017 Facility was $112.0 million and $63.0 million as of June 30, 2020 and December 31, 2019, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of June 30, 2020 and December 31, 2019. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.25:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of June 30, 2020, we were in compliance with all financial and non-financial covenants and there were no events of default.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

Commitments and Contingencies

Contingent Consideration

On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of OpenEye. Certain stockholders of OpenEye have the right to receive an earn-out payment of up to an additional $11.0 million based upon satisfaction of certain calendar 2020 revenue targets. As of October 21, 2019, the fair value of the contingent consideration liability was $2.8 million. At each reporting date until the payment date in 2021, we will remeasure the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date are recorded in the condensed consolidated statements of operations. During the six months ended June 30, 2020, the contingent consideration liability decreased $2.3 million from December 31, 2019 to $0.3 million, primarily due to a change to OpenEye's 2020 projected revenue. The contingent consideration liability is included in accounts payable, accrued expenses and other current liabilities in our condensed consolidated balance sheets as of June 30, 2020, and included in other liabilities in our condensed consolidated balance sheets as of December 31, 2019 (see Note 9).

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

Letters of Credit

As of June 30, 2020 and December 31, 2019, we had no outstanding letters of credit under the 2017 Facility.

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
June 30, 2020 and 2019
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

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. We have not yet been served with the complaint.

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

On May 8, 2020, a putative class action lawsuit was filed against us by Craig Hicks in the U.S. District Court for the Eastern District of Virginia, alleging violations of the Telephone Consumer Protection Act, or the TCPA, and the Virginia Telephone Privacy Protection Act, or the VTPPA. The complaint seeks statutory damages under the TCPA and VTPPA, injunctive relief, and other relief, including attorneys' fees. We filed a motion to dismiss the complaint on July 2, 2020, and plaintiff filed his response on July 16, 2020. We filed our reply on July 22, 2020. The matter remains pending. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

On July 29, 2020, a putative class action was filed against Alarm.com Incorporated d/b/a ICN Acquisition, among other defendants, by Abante Rooter and Plumbing Inc. and Sidney Naiman in the U.S. District Court for the Northern District of California, alleging violations of the TCPA. The complaint seeks statutory damages under the TCPA, injunctive relief, and other relief. We have agreed to waive service of the complaint, and our response is due September 29, 2020. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019
In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we are incurring costs associated with the indemnification of our service provider ADT, LLC in ongoing patent infringement suits.

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and summary judgment and Daubert motions briefing closed on June 3, 2020. The pretrial conference is scheduled for September 30, 2020, and trial is set for October 19, 2020.

On July 2, 2020, Portus Singapore Pte. Ltd. and Portus Pty. Ltd., or Portus, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Western District of Texas. Portus alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent Nos. 8,914,526 and 9,961,097, which were assigned to Portus. Portus is seeking damages and attorneys’ fees. ADT’s response to the complaint is due August 31, 2020.

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

Should the plaintiffs prevail on the claims that one or more elements of ADT’s products infringe, we could be required to indemnify ADT for damages in the form of a reasonable royalty or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty. We believe there are valid defenses to the claims made by Applied Capital, Portus and Varatec. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

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

Note 13. Stockholders' Equity

Stock Repurchase Program

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period ending November 29, 2020. During the three months ended March 31, 2020, we repurchased 147,153 shares of our common stock under this program for $5.1 million, which includes applicable commissions and fees. No shares of our common stock were repurchased under this program during the three months ended June 30, 2020 or during each of the three and six months ended June 30, 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales and marketing	$772	$471	$1,529	$851
General and administrative	2,097	1,781	3,879	3,048
Research and development	4,226	3,168	8,045	5,787
Total stock-based compensation expense	$7,095	$5,420	$13,453	$9,686

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options and assumed options	$1,015	$1,102	$1,816	$1,895
Restricted stock units	6,048	4,271	11,558	7,700
Employee stock purchase plan	32	47	79	91
Total stock-based compensation expense	$7,095	$5,420	$13,453	$9,686
Tax benefit from stock-based awards	$1,610	$2,171	$2,188	$3,485

We granted an aggregate of 136,650 and 141,650 stock options pursuant to our 2015 Equity Incentive Plan, or the 2015 Plan, during the three and six months ended June 30, 2020, respectively, as compared to an aggregate of 102,500 and 110,500 stock options for the same periods in the prior year. There were 194,443 and 258,191 stock options exercised during the three and six months ended June 30, 2020, respectively, as compared to 113,159 and 198,625 stock options for the same periods in the prior year. We granted an aggregate of 218,344 and 319,072 restricted stock units during the three and six months ended June 30, 2020, respectively, as compared to an aggregate of 146,766 and 337,016 restricted stock units for the same periods in the prior year. There were 64,075 and 87,123 restricted stock units that vested during the three and six months ended June 30, 2020, respectively, as compared to 118,606 and 162,066 restricted stock units vested during the same periods in the prior year.

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$16,625	$13,796	$25,196	$22,806
Net loss attributable to redeemable noncontrolling interest	370	—	606	—
Net income attributable to common stockholders (A)	$16,995	$13,796	$25,802	$22,806
Weighted average common shares outstanding — basic (B)	48,792,280	48,388,696	48,758,922	48,281,068
Dilutive effect of stock options and restricted stock units	1,759,352	1,895,294	1,684,604	1,963,316
Weighted average common shares outstanding — diluted (C)	50,551,632	50,283,990	50,443,526	50,244,384
Net income per share:
Basic (A/B)	$0.35	$0.29	$0.53	$0.47
Diluted (A/C)	$0.34	$0.27	$0.51	$0.45

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019
The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	360,032	148,393	360,032	148,393
Restricted stock units	12,965	13,550	105,015	217,650
Common stock subject to repurchase	—	577	—	577

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

Note 16. Significant Service Providers

During the three and six months ended June 30, 2020, our 10 largest revenue service provider partners accounted for 46% and 48% of our consolidated revenue, respectively, as compared to 51% and 52% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three and six months ended June 30, 2020 and 2019.

One individual service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of June 30, 2020 and December 31, 2019.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and six months ended June 30, 2020, we recorded a benefit from income taxes of $2.3 million and $1.1 million, respectively, resulting in an effective income tax rate of (15.9)% and (4.5)% for those periods. For the three and six months ended June 30, 2019, we recorded a provision from income taxes of $0.3 million and $0.6 million, respectively, resulting in an effective income tax rate of 2.2% and 2.4% for those periods. Our effective tax rates were different from the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of June 30, 2020 and December 31, 2019.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded unrecognized tax benefits of $1.9 million primarily for research and development tax credits claimed during the six months ended June 30, 2020. We did not record an unrecognized tax benefit during the six months ended June 30, 2019.

As of June 30, 2020 and December 31, 2019, we accrued $0.2 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019
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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% of our revenue for each of the three and six months ended June 30, 2020 as compared to 93% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended June 30, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$88,922	$6,782	$—	$—	$95,704
Hardware and other revenue	44,547	4,926	(703)	(2,837)	45,933
Total revenue	133,469	11,708	(703)	(2,837)	141,637
Operating income / (loss)	15,800	(609)	16	(213)	14,994

	Three Months Ended June 30, 2019
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$78,104	$4,230	$—	$—	$82,334
Hardware and other revenue	36,521	5,914	(1,078)	(2,031)	39,326
Total revenue	114,625	10,144	(1,078)	(2,031)	121,660
Operating income / (loss)	14,754	(737)	44	(16)	14,045

	Six Months Ended June 30, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$176,334	$11,320	$—	$—	$187,654
Hardware and other revenue	102,075	10,484	(1,564)	(5,073)	105,922
Total revenue	278,409	21,804	(1,564)	(5,073)	293,576
Operating income / (loss)	26,618	(1,482)	57	(332)	24,861

	Six Months Ended June 30, 2019
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$153,506	$8,883	$—	$—	$162,389
Hardware and other revenue	66,868	10,325	(2,077)	(3,510)	71,606
Total revenue	220,374	19,208	(2,077)	(3,510)	233,995
Operating income / (loss)	24,410	(1,222)	9	69	23,266

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of June 30, 2020	$692,689	$22,677	$(52,736)	$15	$662,645
Assets as of December 31, 2019	589,952	17,844	(49,997)	—	557,799

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $9.8 million and $19.5 million for the three and six months ended June 30, 2020, respectively, as compared to $11.0 million and $22.0 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2020 and 2019.

Depreciation and amortization expense was $6.7 million and $13.1 million for the Alarm.com segment for the three and six months ended June 30, 2020, respectively, as compared to $5.1 million and $10.4 million for the same periods in the prior year. Depreciation and amortization expense was less than $0.1 million for the Other segment for each of the three and six months ended June 30, 2020 and 2019. Additions to property and equipment were $3.9 million and $6.5 million for the Alarm.com

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020 and 2019
segment for the three and six months ended June 30, 2020, respectively, as compared to $1.5 million and $3.8 million for the same periods in the prior year. Additions to property and equipment were $0.1 million and $0.9 million for the Other segment for the three and six months ended June 30, 2020, respectively, as compared to less than $0.1 million for the same periods in the prior year.

We derived substantially all of our revenue from North America for the three and six months ended June 30, 2020 and 2019. Substantially all of our long-lived assets were in North America as of June 30, 2020 and December 31, 2019.

Note 19. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of June 30, 2020 and December 31, 2019, our investment balance in our installation partner was zero. During the three and six months ended June 30, 2020 and 2019, we recorded $0.1 million and $0.2 million of cost of hardware and other revenue in connection with this installation partner, respectively. As of June 30, 2020 and December 31, 2019, the accounts payable balance to our installation partner was less than $0.1 million.

Affiliate Lease

OpenEye leases its production and administration operations facility from a company that is controlled by certain employees of OpenEye, or the Landlord. The lease term is one year with an expiration date of October 20, 2020. OpenEye can terminate the lease at any time by providing 30 days' prior written notice and the Landlord can terminate the lease by providing 90 days' prior written notice. Total minimum lease payments over the term of the lease are $0.2 million. During each of the three and six months ended June 30, 2020, we recorded $0.1 million of rent expense in connection with this lease arrangement. There was no rent expense recorded in connection with the lease arrangement during the three and six months ended June 30, 2019. There was no accounts payable balance due to the Landlord under this lease arrangement as of June 30, 2020 or December 31, 2019.

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

Highlights of Second Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 68% and 64% of our revenue during the three and six months ended June 30, 2020, respectively, as compared to 68% and 69% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 7% of our revenue during each of the three and six months ended June 30, 2020, as compared to 9% for the same periods in the prior year.

We also generate revenue from the sale of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors and other peripherals, that enables our solutions. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Hardware and other revenue represented 32% and 36% of our revenue during the three and six months ended June 30, 2020, respectively, as compared to 32% and 31% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 16% to $95.7 million in the three months ended June 30, 2020 from $82.3 million in the three months ended June 30, 2019. SaaS and license revenue increased 16% to $187.7 million in the six months ended June 30, 2020 from $162.4 million in the six months ended June 30, 2019. Included in SaaS and license revenue was software license revenue, which decreased to $9.8 million in the three months ended June 30, 2020 from $11.0 million in the three months ended June 30, 2019. Software license revenue decreased to $19.5 million in the six months ended June 30, 2020 from $22.0 million in the six months ended June 30, 2019.

•Total revenue increased 16% to $141.6 million in the three months ended June 30, 2020 from $121.7 million in the three months ended June 30, 2019. Total revenue increased 25% to $293.6 million in the six months ended June 30, 2020 from $234.0 million in the six months ended June 30, 2019.

•Net income increased to $16.6 million in the three months ended June 30, 2020 as compared to $13.8 million in the three months ended June 30, 2019. Net income increased to $25.2 million in the six months ended June 30, 2020 as compared to $22.8 million in the six months ended June 30, 2019. Net income attributable to common stockholders increased to $17.0 million in the three months ended June 30, 2020 as compared to $13.8 million in the three months ended June 30, 2019. Net income attributable to common stockholders increased to $25.8 million in the six months ended June 30, 2020 as compared to $22.8 million in the six months ended June 30, 2019.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $29.2 million in the three months ended June 30, 2020 from $27.7 million in the three months ended June 30, 2019. Adjusted EBITDA increased to $58.4 million in the six months ended June 30, 2020 from $52.0 million in the six months ended June 30, 2019.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and six months ended June 30, 2020 and 2019.

Recent Developments

The COVID-19 pandemic has been disrupting and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic has also been disrupting and may continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. We have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. To date, the COVID-19 pandemic has resulted in a global slowdown of economic activity and a recession in the United States and the continued spread of COVID-19 and prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition. While our business and those of our service providers showed some resiliency towards the end of the second quarter of 2020, we expect these events to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict; however, we do anticipate that for the remainder of 2020 our hardware revenue will be lower as compared to the first half of 2020. If there continues to be a slowdown of economic activity in the future, we anticipate that our SaaS and license revenue growth rate may also be lower in future periods if some consumers or small businesses defer or cancel previously anticipated purchases. The challenges posed by COVID-19 on our business continue to evolve rapidly and we will continue to evaluate our business and operations in light of future developments.

Secondary Public Offering

In May 2020, we completed an underwritten secondary public offering of 5,616,451 shares of common stock at a price of $47.50 per share. All of the shares sold in the secondary public offering were sold by selling stockholders, which are entities affiliated with Technology Crossover Ventures. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. We incurred expenses of approximately $0.5 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in general and administrative expense in our condensed consolidated statements of operations and is adjusted for when determining Adjusted EBITDA. Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with GAAP, for the three and six months ended June 30, 2020 and 2019.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SaaS and license revenue	$95,704	$82,334	$187,654	$162,389
Adjusted EBITDA	29,210	27,715	58,399	51,967

	Twelve Months Ended June 30,
	2020	2019
SaaS and license revenue renewal rate	94%	94%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, other income, net, (benefit from) / provision for income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related (benefit) / expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and six months ended June 30, 2020 and 2019.

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

As a result of the COVID-19 pandemic, governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures, and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. We have seen and anticipate we may continue to see some disruption to our hardware supply chain due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions, reluctance of service providers and property owners to meet even where such restrictions have been lifted and general economic conditions. In addition, the COVID-19 pandemic has resulted in a global slowdown of economic activity and a recession in the United States that has and for an unknown period of time will likely continue to decrease demand for a broad variety of goods and services. As the future impact on global supply chains from COVID-19 is difficult to predict, the extent to which COVID-19 may negatively affect our hardware revenue is uncertain; however, we do anticipate that for the remainder of 2020 our hardware revenue will be lower as compared to the first half of 2020. If there continues to be a slowdown of economic activity in the future, we anticipate that our SaaS and license revenue growth rate may also be lower in future periods if some consumers or small businesses defer or cancel previously anticipated purchases.

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

In 2019, the U.S. administration imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain Alarm.com products manufactured overseas to additional import duties of up to 25%. The amount of the import tariff and the number of products subject to tariffs have changed numerous times based on action by the U.S. administration. Approximately one-fifth to one-half of the finished goods hardware products that we sell to our service provider partners are imported from China and could be subject to increased tariffs. While the additional import duties resulted in an increase to our cost of hardware revenue, these import duties had a modest impact on hardware revenue margins. We continue to monitor the changes in tariffs. If tariffs are increased or are expanded to apply to more of our products, such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,005 employees as of June 30, 2019 to 1,317 employees as of June 30, 2020, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 337 as of June 30, 2019 to 441 as of June 30, 2020. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 114 as of June 30, 2019 to 155 as of June 30, 2020. Excluding intellectual property litigation and acquisition-related (benefit) / expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.
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

The number of employees in research and development functions increased from 554 as of June 30, 2019 to 721 as of June 30, 2020. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our credit facility. On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. The 2017 Facility is available to us to refinance existing debt and for general corporate and working capital purposes as permitted under the terms of the 2017 Facility. Interest expense is expected to increase in 2020 as compared to 2019 due to the $50.0 million borrowed under the 2017

Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and our notes receivable.

Other Income, Net

Other income, net primarily consists of non-operating and miscellaneous income and expense.

(Benefit From) / Provision for Income Taxes

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

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands). Certain previously reported amounts in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 have been reclassified to conform to our current presentation to reflect interest income as a separate line item, which was previously included in other income, net.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue:
SaaS and license revenue	$95,704	68%	$82,334	68%	$187,654	64%	$162,389	69%
Hardware and other revenue	45,933	32	39,326	32	105,922	36	71,606	31
Total revenue	141,637	100	121,660	100	293,576	100	233,995	100
Cost of revenue(1):
Cost of SaaS and license revenue	13,001	9	12,665	11	25,329	8	24,990	11
Cost of hardware and other revenue	36,004	25	31,891	26	81,656	28	58,516	25
Total cost of revenue	49,005	34	44,556	37	106,985	36	83,506	36
Operating expenses:
Sales and marketing(2)	16,920	12	15,631	13	33,995	12	28,859	12
General and administrative(2)	17,359	12	13,872	12	38,224	13	33,084	14
Research and development(2)	36,636	26	28,418	23	76,366	26	54,914	24
Amortization and depreciation	6,723	5	5,138	4	13,145	4	10,366	4
Total operating expenses	77,638	55	63,059	52	161,730	55	127,223	54
Operating income	14,994	11	14,045	11	24,861	9	23,266	10
Interest expense	(868)	(1)	(786)	(1)	(1,513)	(1)	(1,607)	(1)
Interest income	157	—	806	1	616	—	1,614	1
Other income, net	65	—	44	—	157	—	88	—
Income before income taxes	14,348	10	14,109	11	24,121	8	23,361	10
(Benefit from) / provision for income taxes	(2,277)	(2)	313	—	(1,075)	(1)	555	—
Net income	$16,625	12%	$13,796	11%	$25,196	9%	$22,806	10%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense data:
Sales and marketing	$772	$471	$1,529	$851
General and administrative	2,097	1,781	3,879	3,048
Research and development	4,226	3,168	8,045	5,787
Total stock-based compensation expense	$7,095	$5,420	$13,453	$9,686

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	15%	13%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	78%	81%	77%	82%
Total cost of revenue as a percentage of total revenue	34%	37%	36%	36%

Comparison of the Three and Six Months Ended June 30, 2020 to June 30, 2019

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented. Certain previously reported amounts in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 have been reclassified to conform to our current presentation to reflect interest income as a separate line item, which was previously included in other income, net.

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

Revenue
SaaS and license revenue	$95,704	$82,334	16%	$187,654	$162,389	16%
Hardware and other revenue	45,933	39,326	17	105,922	71,606	48
Total revenue	$141,637	$121,660	16%	$293,576	$233,995	25%

The $20.0 million increase in total revenue for the three months ended June 30, 2020 as compared to the same period in the prior year was primarily the result of a $13.4 million, or 16%, increase in our SaaS and license revenue and a $6.6 million, or 17%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.2 million to $9.8 million during the three months ended June 30, 2020 as compared to $11.0 million during the same period in the prior year, which decrease was primarily the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $10.8 million increase in our Alarm.com segment SaaS and license revenue for the three months ended June 30, 2020 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2019. The increase in hardware and other revenue for the three months ended June 30, 2020 as compared to the same period in the prior year was from the Alarm.com segment and was due to the increased revenue from our acquisition of 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye, on October 21, 2019, as well as an increase in the volume of video cameras sold. The $2.6 million increase in SaaS and license revenue for our Other segment for the three months ended June 30, 2020 as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions and our property management and heating, ventilation and air conditioning, or HVAC, solutions. Hardware and other revenue, net of intersegment eliminations, for the three months ended June 30, 2020 in our Other segment decreased 46%, as compared to the same period in the prior year, primarily due to the timing of sales related to our property management solution.

The $59.6 million increase in total revenue for the six months ended June 30, 2020 as compared to the same period in the prior year was primarily the result of a $34.3 million, or 48%, increase in our hardware and other revenue and a $25.3 million, or 16%, increase in our SaaS and license revenue. Our software license revenue included within SaaS and license revenue decreased $2.5 million to $19.5 million during the six months ended June 30, 2020, as compared to $22.0 million during the same period in the prior year, which decrease was primarily the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $22.8 million increase in our Alarm.com segment SaaS and license revenue for the six months ended June 30, 2020 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2019. The increase in hardware and other revenue for the six months ended June 30, 2020, as compared to the same period in the prior year was primarily from the Alarm.com segment and was due to an increase in the volume of video cameras sold as the increased revenue from our acquisition of 85% of the issued and outstanding capital stock of OpenEye, on October 21, 2019. The $2.4 million increase in SaaS and license revenue for our Other segment for the six months ended June 30, 2020, as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions and our property management and heating, ventilation and air conditioning, or HVAC, solutions. Hardware and other revenue, net of intersegment eliminations, for the six months ended June 30, 2020 in our

Other segment decreased 21%, as compared to the same period in the prior year, primarily due to the timing of sales related to our property management solution.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
Cost of revenue(1)
Cost of SaaS and license revenue	$13,001	$12,665	3%	$25,329	$24,990	1%
Cost of hardware and other revenue	36,004	31,891	13	81,656	58,516	40
Total cost of revenue	$49,005	$44,556	10%	$106,985	$83,506	28%
% of total revenue	34%	37%		36%	36%
_______________
(1)Excludes amortization and depreciation shown in operating expenses.

The $4.4 million increase in cost of revenue for the three months ended June 30, 2020 as compared to the same period in the prior year was the result of a $4.1 million, or 13%, increase in cost of hardware and other revenue and a $0.3 million, or 3%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.3 million for each of the three months ended June 30, 2020 and 2019. The increase in cost of Alarm.com segment hardware and other revenue related primarily to the increased cost of revenue from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019 as well as an increase in the number of hardware units shipped during the three months ended June 30, 2020 as compared to the same period in the prior year. Cost of hardware and other revenue as a percentage of hardware and other revenue was 78% for the three months ended June 30, 2020 and 81% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for the three months ended June 30, 2020 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 3% for each of the three months ended June 30, 2020 and 2019. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended June 30, 2020 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

The $23.5 million increase in cost of revenue for the six months ended June 30, 2020 as compared to the same period in the prior year was the result of a $23.1 million, or 40%, increase in cost of hardware and other revenue and a $0.3 million, or 1%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.7 million for each of the six months ended June 30, 2020 and 2019. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped during the six months ended June 30, 2020 as compared to the same period in the prior year as well as the increased cost of revenue from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. Cost of hardware and other revenue as a percentage of hardware and other revenue was 77% for the six months ended June 30, 2020 and 82% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 13% for the six months ended June 30, 2020 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 4% and 3% for the six months ended June 30, 2020 and 2019, respectively. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the six months ended June 30, 2020, as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

Sales and Marketing Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
Sales and marketing	$16,920	$15,631	8%	$33,995	$28,859	18%
% of total revenue	12%	13%		12%	12%

The $1.3 million increase in sales and marketing expense for the three months ended June 30, 2020 as compared to the same period in the prior year was primarily due to increases in headcount for our sales team and our service provider partner support team to support our growth. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $1.9 million for the three months ended June 30, 2020. Additionally, recruiting costs and costs for external consultants increased by $0.1 million for the three months ended June 30, 2020 for our Alarm.com segment as compared to the same period in the prior year. These increases were partially offset by a $0.8 million decrease in our marketing expense for our Alarm.com segment for the three months ended June 30, 2020 as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $0.1 million for the three months ended June 30, 2020 as compared to the same period in the prior year, primarily due to increases in headcount for our sales team.

The $5.1 million increase in sales and marketing expense for the six months ended June 30, 2020 as compared to the same period in the prior year was primarily due to increases in headcount for our sales team and our service provider partner support team to support our growth. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $5.5 million for the six months ended June 30, 2020. Additionally, recruiting costs and costs for external consultants increased by $0.2 million for the six months ended June 30, 2020 for our Alarm.com segment as compared to the same period in the prior year. These increases were partially offset by a $1.0 million decrease in our marketing expense for our Alarm.com segment for the six months ended June 30, 2020, as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $0.4 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to increases in headcount for our sales team. The number of employees in sales and marketing functions increased from 337 as of June 30, 2019 to 441 as of June 30, 2020.

General and Administrative Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
General and administrative	$17,359	$13,872	25%	$38,224	$33,084	16%
% of total revenue	12%	12%		13%	14%

The $3.5 million increase in general and administrative expense for the three months ended June 30, 2020 as compared to the same period in the prior year was primarily due to the reversal of a $3.3 million reserve during the three months ended June 30, 2019 which did not occur during the three months ended June 30, 2020, for a promissory note with one of our hardware suppliers within our Alarm.com segment. Additionally, the increase in general and administrative expense was due to the $1.0 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth and a $0.9 million increase in legal expenses within our Alarm.com segment resulting from intellectual property litigation during the three months ended June 30, 2020 which did not occur during the three months ended June 30, 2019. These increases were partially offset by a $1.7 million decrease to the contingent consideration liability from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019.

The $5.1 million increase in general and administrative expense for the six months ended June 30, 2020 as compared to the same period in the prior year was primarily due to the reversal of a $3.3 million reserve during the six months ended June 30, 2019 which did not occur during the three months ended June 30, 2020, for a promissory note with one of our hardware suppliers within our Alarm.com segment. Additionally, the increase in general and administrative expense was due to the $1.1 million increase in expense for external consultants for our Alarm.com segment and the $2.7 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth. These increases were partially offset by a $1.7 million decrease to the contingent consideration liability from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019 and a $1.1 million decrease in legal expenses within our Alarm.com segment resulting from intellectual property litigation during the six months ended June 30, 2019 which did not occur during the six months ended June 30, 2020. General and administrative expenses from our Other segment increased $0.7 million for the six months ended June 30, 2020 as compared to the same period in the prior year primarily due to an increase in the provision for credit losses. The number of employees in general and administrative functions increased from 114 as of June 30, 2019 to 155 as of June 30, 2020.

Research and Development Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
Research and development	$36,636	$28,418	29%	$76,366	$54,914	39%
% of total revenue	26%	23%		26%	24%

The $8.2 million increase in research and development expense for the three months ended June 30, 2020 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $7.0 million for the three months ended June 30, 2020 as compared to the same period in the prior year. Additionally, the increase in research and development expense is due to a $0.5 million increase in expenses for external consultants for the three months ended June 30, 2020, as compared to the same period in the prior year. Research and development expense from our Other segment increased $0.5 million for the three months ended June 30, 2020 as compared to the same period in the prior year, primarily due to personnel and related costs, including salary, benefits and stock-based compensation.

The $21.5 million increase in research and development expense for the six months ended June 30, 2020 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $14.6 million for the six months ended June 30, 2020, as compared to the same period in the prior year and our expenses for external consultants increased by $1.0 million. Additionally, the increase in research and development expense is due to $4.4 million of in-process research and development we acquired in March 2020, which did not occur during the six months ended June 30, 2019. Research and development expense from our Other segment increased $0.9 million for the six months ended June 30, 2020 as compared to the same period in the prior year, primarily due to personnel and related costs, including salary, benefits and stock-based compensation. The number of employees in research and development functions increased from 554 as of June 30, 2019 to 721 as of June 30, 2020.

Amortization and Depreciation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
Amortization and depreciation	$6,723	$5,138	31%	$13,145	$10,366	27%
% of total revenue	5%	4%		4%	4%

Amortization and depreciation increased $1.6 million and $2.8 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to the intangible assets that were acquired in connection with the purchase of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
Interest expense	$(868)	$(786)	10%	$(1,513)	$(1,607)	(6)%
% of total revenue	(1)%	(1)%		(1)%	(1)%

Interest expense remained relatively consistent for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year. The impact to interest expense for the decrease in the effective interest rate on the 2017 Facility resulting from decreases in the Eurodollar Base Rate, or LIBOR, was partially offset by an increase in the carrying value of the 2017 Facility due to the $50.0 million borrowed on March 25, 2020.

Interest Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
Interest income	$157	$806	(81)%	$616	$1,614	(62)%
% of total revenue	—%	1%		—%	1%
Interest income decreased $0.6 million and $1.0 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to a decrease in interest income earned on our cash balance due to a decrease in interest rates as well as decrease in interest income earned on notes receivable.

Other Income, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
Other income, net	$65	$44	48%	$157	$88	78%
% of total revenue	—%	—%		—%	—%

Other income, net remained relatively consistent for the three and six months ended June 30, 2020 as compared to the same periods in the prior year.

(Benefit From) / Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
(Benefit from) / provision for income taxes	$(2,277)	$313	(827)%	$(1,075)	$555	(294)%
% of total revenue	(2)%	—%		(1)%	—%

The provision for income taxes decreased $2.6 million and $1.6 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year. Our effective tax rates were (15.9)% and (4.5)% for the three and six months ended June 30, 2020, respectively, as compared to 2.2% and 2.4% for the same periods in the prior year. The decrease in the provision for income taxes was primarily related to increases in research and development tax credits claimed for the three and six months ended June 30, 2020 as compared to the same periods in the prior year.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% of our revenue for each of the three and six months ended June 30, 2020, respectively, as compared to 93% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 925 employees as of June 30, 2019 to 1,218 employees as of June 30, 2020. Our Other segment increased from 80 employees as of June 30, 2019 to 99 employees as of June 30, 2020. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended June 30,
	2020			2019
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$88,922	$44,547	$71,533	$78,104	$36,521	$58,332
Other	6,782	4,926	6,105	4,230	5,914	4,727
Intersegment Alarm.com	—	(703)	—	—	(1,078)	—
Intersegment Other	—	(2,837)	—	—	(2,031)	—
Total	$95,704	$45,933	$77,638	$82,334	$39,326	$63,059

	Six Months Ended June 30,
	2020			2019
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$176,334	$102,075	$150,294	$153,506	$66,868	$117,948
Other	11,320	10,484	11,436	8,883	10,325	9,275
Intersegment Alarm.com	—	(1,564)	—	—	(2,077)	—
Intersegment Other	—	(5,073)	—	—	(3,510)	—
Total	$187,654	$105,922	$161,730	$162,389	$71,606	$127,223

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $9.8 million and $19.5 million for the three and six months ended June 30, 2020, respectively, as compared to $11.0 million and $22.0 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2020 and 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process and given the additional unknowable duration and effects of the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the first quarter of 2020, we adopted Topic 326. See Note 2 to our condensed consolidated financial statements for more information. Except as disclosed in Note 2, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020, or Annual Report.

Recently Issued Accounting Standards

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$205,827	$119,629
Accounts receivable, net of allowance for credit losses of $3,788 and $2,584, respectively, and net of allowance for product returns of $1,253 and $1,075, respectively	76,591	76,373
Working capital	255,320	167,879

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of June 30, 2020 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of June 30, 2020, we had $205.8 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity financings.

We believe our existing cash and cash equivalents, together with our 2017 Facility, and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final six months of fiscal year 2020, we expect our capital expenditure requirements to be approximately $6.5 million, primarily related to the continued build out of our leased office space as well as purchases of computer software and equipment.

In 2013, we paid $3.5 million in cash to purchase 3,548,820 Series A convertible preferred shares from one of our platform partners. In 2014, we entered into a Series 1 Preferred Stock purchase agreement with the platform partner and another investor. The other investor purchased shares of the platform partner’s Series 1 Preferred Stock. As a result of the purchase, our 3,548,820 shares of Series A convertible preferred shares converted into 3,548,820 shares of common stock. On July 31, 2020, the platform partner was sold to an unrelated third party and, as a result of the sale, we are entitled to receive total proceeds of $25.7 million in exchange for our shares of common stock, subject to a holdback of approximately $1.8 million and other adjustments as set forth in the purchase agreement.

Our future working capital and capital expenditure requirements will depend on many factors, including the impact of the COVID-19 pandemic on the economy and our operations, the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. To the extent our cash and cash equivalents, together with our 2017 Facility, and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our current stockholders.

Sources of Liquidity

Our 2017 Facility is a revolving credit facility with SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. The 2017 Facility is available to us to refinance existing debt and for general corporate and working capital purposes including acquisitions, and has a current borrowing capacity of $125.0 million. We have the option to increase the borrowing capacity of the 2017 Facility to $175.0 million with the consent of the lenders. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic.

As of June 30, 2020, $112.0 million was outstanding under the 2017 Facility, no letters of credit were outstanding and $13.0 million remained available for borrowing under the 2017 Facility. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions without approval of the lenders. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. As of June 30, 2020, we were in compliance with all covenants under the 2017 Facility. Our outstanding amounts under the 2017 Facility are due at maturity in October 2022. The 2017 Facility is discussed in more detail below under “Debt Obligations.”

Dividends

We did not declare or pay dividends during the three and six months ended June 30, 2020 and 2019. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing the 2017 Facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities	$48,048	$22,867
Cash flows used in investing activities	(9,306)	(18,369)
Cash flows from financing activities	47,456	292

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the six months ended June 30, 2020, cash flows from operating activities were $48.0 million, compared to $22.9 million for the same period in the prior year. This $25.1 million increase in cash flows from operating activities was due to a $12.0 million increase in cash from operating assets and liabilities, $10.7 million increase in non-cash and other reconciling items and a $2.4 million increase in net income.

The $12.0 million increase in cash from operating assets and liabilities was primarily due to differences in timing of payments of disbursements and collection of receipts, partially offset by a $15.3 million increase in the change in inventory resulting from additional purchased inventory during the six months ended June 30, 2020 that did not occur during the same period in the prior year, which is due in part to the impacts of the COVID-19 pandemic and the uncertainty surrounding the potential disruption to our supply chain. The $10.7 million increase in non-cash and other reconciling items was primarily due to a

$3.8 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during the six months ended June 30, 2020, $3.3 million cash paid to acquire in-process research and development in March 2020 that was reclassified and presented as cash flows used in investing activities and a $3.4 million increase in the provision for credit losses on accounts receivable and notes receivable. Additionally, the increase in non-cash and other reconciling items was due to a $2.8 million increase in amortization and depreciation expense primarily from intangible assets that were acquired in connection with the purchase of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019.

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

For the six months ended June 30, 2020, our cash flows used in investing activities was $9.3 million, as compared to $18.4 million for the same period in the prior year. The $9.1 million decrease in cash flows used in investing activities was primarily due to the $16.4 million paid in March 2019 to a acquire a secured promissory note as well additional funding provided to one of our hardware suppliers under convertible promissory notes during the six months ended June 30, 2019 that did not occur during the six months ended June 30, 2020. This decrease was partially offset by a $3.3 million increase in cash flows used in investing activities to acquire in-process research and development in March 2020 as well as a $5.4 million reduction in repayments of notes receivable during the six months ended June 30, 2020 as compared to the same period in the prior year.

Financing Activities

Cash generated by financing activities includes borrowings under the 2017 Facility and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the six months ended June 30, 2020, cash flows from financing activities was $47.5 million, compared to $0.3 million for the same period in the prior year. The $47.2 million increase in cash flows from financing activities was primarily due to the borrowing of $50.0 million under our 2017 Facility during the six months ended June 30, 2020 which was partially offset by our use of $5.1 million to purchase shares of treasury stock during the six months ended June 30, 2020 that did not occur during the same period in the prior year.

Contractual Obligations

As of June 30, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, other than the $50.0 million borrowed under our 2017 Facility in March 2020 and the amendment to the lease for our corporate headquarters executed in March 2020, which includes maturities of lease liabilities as follows: $0.1 million in 2020, $0.6 million in 2021, $0.8 million in 2022, $0.7 million in 2023, $0.5 million in 2024 and $0.8 million in 2025 and beyond.

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

Debt Obligations

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. During the three and six months ended June 30, 2020, we repaid $1.0 million of the outstanding balance of the 2017 Facility. During the three and six months ended June 30, 2019, we repaid $1.0 million and $2.0 million of the outstanding balance of the 2017 Facility, respectively.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate,

(b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For each of the three and six months ended June 30, 2020, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the six months ended June 30, 2020, the effective interest rate on the 2017 Facility was 3.42%, as compared to 4.78% for the same period in the prior year.

The carrying value of the 2017 Facility was $112.0 million and $63.0 million as of June 30, 2020 and December 31, 2019, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of June 30, 2020 and December 31, 2019. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.25:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of June 30, 2020, we were in compliance with all financial and non-financial covenants and there were no events of default. The 2017 Facility also contains customary conditions to borrowings and events of default and contains various negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make certain payments including dividends, make investments or engage in transactions with affiliates without approval of the lenders.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, other income, net, (benefit from) / provision for income taxes, amortization and depreciation, stock-based compensation expense, secondary offering expense, acquisition-related (benefit) / expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

We have included Adjusted EBITDA in this report because it is a key measure that our management uses to understand and evaluate our core operating performance and trends, to generate future operating plans, to make strategic decisions regarding the allocation of capital and to make investments in initiatives that are focused on cultivating new markets for our solutions. We also use certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures under our executive bonus plan. Further, we believe the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related (benefit) / expense and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Net income	$16,625	$13,796	$25,196	$22,806
Adjustments:
Interest expense, interest income and other income, net	646	(64)	740	(95)
(Benefit from) / provision for income taxes	(2,277)	313	(1,075)	555
Amortization and depreciation expense	6,723	5,138	13,145	10,366
Stock-based compensation expense	7,095	5,420	13,453	9,686
Secondary offering expense	543	—	543	—
Acquisition-related (benefit) / expense	(1,708)	—	2,348	—
Litigation expense	1,563	3,112	4,049	8,649
Total adjustments	12,585	13,919	33,203	29,161
Adjusted EBITDA	$29,210	$27,715	$58,399	$51,967

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic continues to create significant volatility in the financial markets subsequent to the quarter ended June 30, 2020.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our 2017 Facility with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of June 30, 2020 and December 31, 2019, an increase or decrease in the interest rate on our 2017 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $1.1 million and $0.6 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye. We are currently integrating OpenEye into our internal control over financial reporting and do not expect this integration to materially affect our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. These temporary measures have not materially impacted our internal control over financial reporting during our fiscal quarter ended June 30, 2020.

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

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. We have not yet been served with the complaint.

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

On May 8, 2020, a putative class action lawsuit was filed against us by Craig Hicks in the U.S. District Court for the Eastern District of Virginia, alleging violations of the Telephone Consumer Protection Act, or the TCPA, and the Virginia Telephone Privacy Protection Act, or the VTPPA. The complaint seeks statutory damages under the TCPA and VTPPA, injunctive relief, and other relief, including attorneys' fees. We filed a motion to dismiss the complaint on July 2, 2020, and plaintiff filed his response on July 16, 2020. We filed our reply on July 22, 2020. The matter remains pending.

On July 29, 2020, a putative class action was filed against Alarm.com Incorporated d/b/a ICN Acquisition, among other defendants, by Abante Rooter and Plumbing Inc. and Sidney Naiman in the U.S. District Court for the Northern District of California, alleging violations of the TCPA. The complaint seeks statutory damages under the TCPA, injunctive relief, and other relief. We have agreed to waive service of the complaint, and our response is due September 29, 2020.

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we are incurring costs associated with the indemnification of our service provider ADT, LLC in ongoing patent infringement suits.

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and summary judgment and Daubert motions briefing closed on June 3, 2020. The pretrial conference is scheduled for September 30, 2020, and trial is set for October 19, 2020.

On July 2, 2020, Portus Singapore Pte. Ltd. and Portus Pty. Ltd., or Portus, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Western District of Texas. Portus alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent Nos. 8,914,526 and 9,961,097, which were assigned to Portus. Portus is seeking damages and attorneys’ fees. ADT’s response to the complaint is due August 31, 2020.

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

The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, it has and may continue to disrupt our hardware supply chain as well as cause disruptions to and restrictions on our service providers’ ability to travel and to meet with residential and commercial property owners who use our solutions, cancellations or postponement of certain events, or temporary closures of our facilities or the facilities of our service providers or suppliers. The COVID-19 pandemic has also resulted in significant disruption of global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty may also negatively impact pricing for our platform or cause customers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our revenue, cash flows, results of operations and financial condition. The increased uncertainty and disruption to global markets may also negatively impact our growth opportunities whether organically or through acquisitions. Because our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions, any such adverse effects may not be fully reflected in our results of operation until future periods.

The uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic make the potential impact of the pandemic difficult to predict and the extent to which it may negatively affect our industry, our supply of hardware products, our business operations or our operating results is uncertain. Weak global economic conditions, additional business disruptions or closures and spikes or surges in COVID-19 infection, also may exacerbate the impact of the pandemic. Further, we do not yet know the full effects of the COVID-19 pandemic on our suppliers and service providers. However, we do anticipate that for the remainder of 2020 our hardware revenue will be lower in future periods as compared to the first half of 2020. If there continues to be a slowdown of economic activity in the future, we anticipate that our SaaS and license revenue growth rate may also be lower in future periods if some consumers or small businesses defer or cancel previously anticipated purchases.

The ultimate impact to our results will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to contain COVID-19 or treat its impact, including the impact of any re-opening plans, additional closures and spikes or surges in COVID-19 infection, and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. These potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.

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

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and shelter-in-place orders in many of the locations we have offices or other facilities, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, service providers and subscribers, as well as the communities in which we participate. These precautionary measures could negatively impact our business. In particular, we have enabled substantially all of our employees to work remotely in compliance with relevant government advice, have suspended all non-essential travel for our employees, are canceling or postponing company-sponsored events, employee attendance at industry events and in-person work-related meetings. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and shifting non-essential function employees to work-from-home could negatively impact our marketing efforts, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity, any of which could harm our business. Though we are taking these precautionary measures as well as preparing our systems for the likelihood of increased cybersecurity threats, there is no guarantee that our precautions will fully protect our employees or enable us to maintain our productivity and any illnesses linked or alleged to be linked to our employees or service providers, whether accurate or not, could further harm our business. The extent to which COVID-19 and our precautionary measures related thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

Our quarterly operating results, including the levels of our revenue, gross margin, cash flow and deferred revenue, may fluctuate as a result of a variety of factors, including adverse macroeconomic conditions, the product mix that we sell, the relative sales related to our platforms and solutions and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•the portion of our revenue attributable to software as a service, or SaaS, and license versus hardware and other sales;

•our ability to manage the businesses we have acquired, and to integrate and manage any future acquisitions of businesses;

•fluctuations in demand, including due to seasonality or broader economic factors, for our platforms and solutions;

•changes in pricing by us in response to competitive pricing actions;

•our ability to increase, retain and incentivize the service provider partners that market, sell, install and support our platforms and solutions;

•the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;

•the timing and success of introductions of new solutions, products or upgrades by us or our competitors and the entrance of new competitors;

•changes in our business and pricing policies or those of our competitors;

•the ability to accurately forecast revenue as we generally rely upon our service provider partner network to generate new revenue;

•our ability to control costs, including our operating expenses and the costs of the hardware we purchase;

•changes in U.S. trade policies, including new or potential tariffs or penalties on imported products;

•competition, including entry into the industry by new competitors and new offerings by existing competitors;

•issues related to introductions of new or improved products such as shortages of prior generation products or short-term decreased demand for next generation products;

•perceived or actual problems with the security, privacy, integrity, reliability, quality or compatibility of our solutions, including those related to security breaches in our systems, our subscribers’ systems, unscheduled downtime, or outages;

•the amount and timing of expenditures, including those related to expanding our operations, including through acquisitions, increasing research and development, introducing new solutions or paying litigation expenses;

•the ability to effectively manage growth within existing and new markets domestically and abroad;

•changes in the payment terms for our platforms and solutions;

•collectibility of receivables due from service provider partners and other third parties;

•the strength of regional, national and global economies; and

•the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods, epidemics, pandemics, including COVID-19, and other catastrophic events or man-made problems such as terrorism or global or regional economic, political and social conditions.

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted

EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and six months ended June 30, 2020 and 2019.

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

The current COVID-19 pandemic has caused significant uncertainty and volatility in global markets, which has and may continue to cause consumer discretionary spending to decline for an unknown period of time. A prolonged economic slowdown and a material reduction in new home construction and renovation projects may result in diminished sales of our platforms and solutions. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

We sell security and life safety solutions and if our solutions fail for any reason, we could be subject to liability and our business could suffer.

We sell security and life safety solutions, which are designed to secure the safety of our subscribers and their residences or commercial properties. If these solutions fail for any reason, including due to defects in our software, a carrier outage, a failure of our network operations centers, a failure on the part of one of our service provider partners or user error, which have happened from time to time, we could be subject to liability for such failures and our business could suffer.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $261.1 million in 2016 to $502.4 million in 2019 and increased from $234.0 million for the six months ended June 30, 2019 to $293.6 million for the six months ended June 30, 2020. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

Our future operating results depend, to a large extent, on our ability to successfully manage any future expansion and growth. To successfully manage our growth and obligations as a public company, we believe we must effectively, among other things:

•maintain our relationships with existing service provider partners and add new service provider partners;

•increase our subscriber base and help our service provider partners maintain and improve their revenue retention rates, while also expanding their cross-sell effectiveness;

•manage our relationships with our hardware vendors and other key suppliers;

•add, train and integrate sales and marketing personnel;

•expand our international operations; and

•continue to implement and improve our administrative, financial and operational systems, procedures and controls.

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

We increased our number of full-time employees from 607 as of December 31, 2016 to 1,317 as of June 30, 2020. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome, including an adverse litigation judgment or settlement, could expose us to monetary damages or limit our ability to operate our business, resulting in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, alleging that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. On January 31, 2020, EcoFactor filed a lawsuit against us in the U.S. District Court, Western District of Texas, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorney's fees. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding each of these matters and the other legal proceedings we are involved in. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business operates in a regulated industry.

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Our advertising and sales practices and that of our U.S. service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, we have in the past incurred costs to settle alleged violations of the Telephone Consumer Protection Act, or TCPA, and no assurance can be given that we will not be exposed to future liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. State-level privacy and data security laws in California and various other U.S. states regulate our, and our service provider partners’, use, collection, and disclosure of subscribers’ personal information. A number of proposed privacy bills in other U.S. states could place restrictions on how we and our service provider partners use personal information and market to consumers in those states. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

Our ability to compete depends on a number of factors, including:

•our platforms and solutions’ functionality, performance, ease of use and installation, reliability, availability and cost effectiveness relative to that of our competitors’ products;

•our success in utilizing new and proprietary technologies to offer solutions and features previously not available in the marketplace;

•our success in identifying new markets, applications and technologies;

•our ability to attract and retain service provider partners;

•our name recognition and reputation;

•our ability to recruit software engineers and sales and marketing personnel; and

•our ability to protect our intellectual property.

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

Our current competitors include providers of other technology platforms for the connected property with interactive security, including Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), Avigilon Corporation, Brivo Inc., Digital Monitoring Products Inc., Eagle Eye Networks Inc., Honeywell International Inc., Resideo Technologies Inc., Telular Corporation (acquired by AMETEK, Inc.), SecureNet Technologies, LLC, United Technologies Corporation, and Verkada Inc., which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers by firms like Scout and SimpliSafe. In addition, our service provider partners compete with security solutions sold directly to subscribers, as well as managed service providers, such as cable television, telephone and broadband companies like AT&T Inc., Charter Communications, Inc. and Comcast, and providers of point products, including Google Inc.'s Nest Labs, Inc. which offers the Nest Secure security system as well as a smart thermostat, the Nest Protect smart smoke detector and video cameras. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large and small technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

Increased competition in the markets in which we compete may result in aggressive business tactics by our competitors, including:

•selling at a discount;

•offering products similar to our platforms and solutions on a bundled basis at no charge;

•announcing competing products combined with extensive marketing efforts;

•providing financing incentives to consumers; and

•asserting intellectual property rights irrespective of the validity of the claims.

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

In order for us to maintain our current revenue sources and grow our revenues, we must effectively manage and grow relationships with our service provider partners. Recruiting and retaining qualified service provider partners and training them in our technology and solutions requires significant time and resources and has been made more challenging by the shelter-in-place orders and travel restrictions which were, and may from time to time be, implemented in many locations to combat the COVID-19 pandemic, which orders and restrictions to varying degrees remain in place. If we fail to maintain existing service provider partners or develop relationships with new service provider partners, our revenue and operating results would be adversely affected. In addition, to execute on our strategy to expand our sales internationally, we must develop, manage and grow relationships with service provider partners that sell into these markets.

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

Our connected property solutions account for substantially all of our revenue and will continue to do so for the foreseeable future. As a result, our revenue could be reduced by:

•any decline in demand for our connected property solutions;

•the failure of our connected property solutions to achieve continued market acceptance;

•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our connected property solutions;

•technological innovations or new communications standards that our connected property solutions do not address; and

•our inability to release enhanced versions of our connected property solutions on a timely basis.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. These supply chain risks are heightened in the current environment where evolving travel restrictions and shelter-in-place orders due to the COVID-19 pandemic have and may continue to adversely affect production of and the timing of delivery of components. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components, which generated 17% of our hardware and other revenue for the six months ended June 30, 2020. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

•incurring higher than anticipated capital expenditures and operating expenses;

•failing to assimilate and integrate the operations and personnel or failing to retain the key personnel of the acquired company or business;

•failing to retain customers and service providers and other third-party business partners seeking to terminate or renegotiate their relationships with us;

•failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our platforms and solutions;

•disrupting our ongoing business;

•encountering complexities associated with managing a larger, more complex and growing business;

•diverting our management’s attention and other company resources;

•failing to maintain uniform standards, controls and policies;

•incurring significant accounting charges;

•impairing relationships with employees, service provider partners or subscribers;

•finding that the acquired technology, asset or business does not further our business strategy, that we overpaid for the technology, asset or business or that we may be required to write off acquired assets or investments partially or entirely;

•failing to realize the expected synergies of the transaction;

•being exposed to unforeseen liabilities and contingencies that were not identified prior to acquiring the company; and

•being unable to generate sufficient revenue and profits from acquisitions to offset the associated acquisition costs.

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

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and significantly impacts businesses’ handling of personal information and privacy policies and procedures. The CCPA, as well as data privacy laws that have been proposed in other states, may limit our ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with service provider partners and our suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. Specifically, the CCPA may subject us to regulatory fines by the State of California, individual claims, and increased commercial liabilities. In addition, the California Privacy Rights Act of 2020, or CPRA, has received enough signatures to qualify as a November 2020 ballot initiative in California. If the CPRA appears on the ballot and is approved by California voters, the CPRA would amend the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. If approved, it is expected that the CPRA would take effect on January 1, 2023.

European data protection laws, including the General Data Protection Regulation, or GDPR, generally restrict the transfer of personal data from Europe, including the European Economic Area, or EEA, UK and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield framework, a program for transferring personal data from the EEA to the United States. The ruling also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, or SCCs, can lawfully be used for transfers from the EEA to the United States or most other countries. While the CJEU did not invalidate the use of SCCs as a valid mechanism for transferring personal data from the EEA to the United States, the CJEU required entities relying on SCCs to, among other things, verify on a case-by-case basis that the SCCs provide adequate protection of personal data under European Union, or EU, law by providing, where necessary, additional safeguards to those offered by the existing SCCs. For data transfers to the United States, these additional safeguards may need to be added to existing SCCs in order for entities to continue using SCCs as a valid data transfer mechanism. Furthermore, the CJEU advised European data protection authorities that they would need to closely examine the privacy practices of countries outside of the EEA where EEA personal data is transferred; therefore, it is possible that data transfers to the United States from the EEA will be subject to more regulatory scrutiny following the CJEU decision. We have historically relied on both the EU-U.S. Privacy Shield and SCCs for transferring personal data from the EEA, and as a result of the CJEU ruling, we will need to transition any data transfers covered under the EU-U.S. Privacy Shield to be covered under SCCs. Our transition from the EU-U.S. Privacy Shield for certain data transfers to relying on the use of SCCs for applicable data transfers or implementing another valid data transfer mechanism may slow down our contracting process and increase our legal and compliance costs (including an increase in exposure to substantial fines under EEA data protection laws as well as injunctions against processing or transferring personal data from the EEA), which could adversely affect our cash flows and financial condition. SCCs with additional safeguards and obligations put in place by EEA data protection authorities or customers may impose new restrictions on our business and could affect our operations in the EEA. Authorities in the UK and Switzerland, whose data protection laws are similar to those of the EEA, may similarly invalidate reliance on the EU-U.S. Privacy Shield Framework as a mechanism for data transfers from the UK to the United States and the Swiss-U.S. Privacy Shield (which is unaffected by the CJEU ruling and remains valid under Swiss data privacy law) as a mechanism for data transfers from Switzerland to the United States, respectively. As a result of these ongoing changes, there will continue to be significant regulatory uncertainty surrounding the validity of data transfers from the EEA, UK and Switzerland to the United States. The inability to import personal data from the EEA, UK or Switzerland may require us to increase our data processing capabilities in those jurisdictions at significant expense. Various other non-EU jurisdictions may also choose to impose data localization laws limiting the transfer of personal data out of their respective jurisdictions, or our EEA, UK or Swiss service provider partners may require similar contractual restrictions regarding data localization. Such laws or contractual restrictions may increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations.

The EU's General Data Protection Regulation, or GDPR, went into effect on May 25, 2018. Prior to May 25, 2018, we updated our existing privacy and data security measures to comply with GDPR. As guidance on compliance with GDPR from the

EU data protection authorities evolves over time, our privacy or data security measures may be deemed or perceived to be in noncompliance with current or future laws and regulations, which may subject us to litigation, regulatory investigations or other liabilities and could limit the products and services we can offer in certain jurisdictions. Further, in the event of a breach of personal information that we hold, we may be subject to governmental fines, individual claims, remediation expenses and/or harm to our reputation. Moreover, if future laws, regulations, or court rulings, such as the CJEU’s decision invalidating the EU-U.S. Privacy Shield, limit our ability to use and share this data or our ability to store, process and share data over the Internet, demand for our platforms and solutions could decrease, our costs could increase, and our business, financial condition, cash flows and results of operations could be harmed.

Furthermore, Brazil’s comprehensive privacy law, the General Data Protection Law, or LGPD, is expected to go into effect in May 2021 with enforcement set to begin in August 2021. The LGPD creates a new legal framework for the use, processing and storage of Brazilians’ personal data, and it adds significant privacy and security obligations for companies processing personal data in Brazil. The LGPD may limit our and our service providers’ ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with our service provider partners and suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. In addition, the LGPD may subject us to regulatory fines by the Brazilian Data Protection Authority and increased commercial liabilities.

Since April 2018 we have offered a solution for certain service provider partners who may be subject to the Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, or HIPAA, which regulates the use and disclosure of Protected Health Information, or PHI. As a result, we are subject to HIPAA when PHI is accessed, created, maintained or transmitted through our solution by these service provider partners. We have implemented additional privacy and security policies and procedures, as well as administrative, physical and technical safeguards to enable our solution to be HIPAA-compliant. Additionally, HIPAA compliance has required us to put in place certain agreements with contracting partners and to appoint a Privacy Officer and Security Officer. If our privacy and security policies or other safeguards for PHI are deemed to be in noncompliance by the United States Department of Health and Human Services, or HHS, we may be subject to litigation, regulatory investigations or other liabilities. In the event of a breach of PHI that we hold, we may be subject to governmental fines, individual claims under state privacy laws governing personal health information, remediation expenses and/or harm to our reputation. Furthermore, if future changes to HIPAA or state privacy laws governing PHI expand the definition of PHI or put more restrictions on our ability to use, process and store PHI, then HIPAA compliance for our solutions as currently constituted may be costly both financially and in terms of administrative resources. Ongoing compliance efforts may take substantial time and require the assistance of external resources, such as attorneys, information technology, and/or other consultants and advisors.

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

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. For example, on March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. As a result, our current availability under the 2017 Facility is only $13.0 million. We may require additional capital to respond to the significant uncertainty arising from the COVID-19 pandemic and we may not be able to timely secure additional debt or equity financing on favorable terms or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of June 30, 2020, we had $201.1 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide (benefit from) / provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 2% of our total revenue for each of the six months ended June 30, 2020 and 2019. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone and parts of Asia could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

In addition, conducting expanded international operations subjects us to additional risks that we do not generally face in our North American markets. These risks include:

•localization of our solutions, including the addition of foreign languages and adaptation to new local practices, as well as certification, registration and other regulatory requirements;

•lack of experience in other geographic markets;

•strong local competitors;

•the cost and burden of complying with, lack of familiarity with, and unexpected changes in, foreign legal and regulatory requirements, including the development of policies and procedures for different countries when requirements under privacy regulations in such countries may conflict or be inconsistent with one another;

•difficulties in managing and staffing international operations;

•increased costs due to new or potential tariffs, penalties, trade restrictions and other trade barriers;

•fluctuations in currency exchange rates or restrictions on foreign currency;

•potentially adverse tax consequences, including the complexities of transfer pricing, value added or other tax systems, double taxation and restrictions and/or taxes on the repatriation of earnings;

•dependence on third parties, including commercial partners with whom we do not have extensive experience;

•increased financial accounting and reporting burdens and complexities;

•political, social, and economic instability, terrorist attacks, and security concerns in general; and

•reduced or varied protection for intellectual property rights in some countries.

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

Between one-fifth to one-half of the finished goods hardware products that we sell to our customers are imported from China and could be subject to increased tariffs. Other Alarm.com finished goods hardware products that are not manufactured in China may contain subcomponents made in China that could also be subject to increased tariffs. While the additional import duties resulted in an increase to our cost of hardware revenue, these import duties had a modest impact on hardware revenue margins. If tariffs, trade restrictions, or trade barriers are expanded or interpreted by a court or governmental agency to apply to more of our products, then our exposure to future taxes and duties on such imported products and components could be significant and could have a material effect on our financial results. If our products are deemed to be subject to additional duties and taxes as determined by a court or governmental agency, we may suffer additional hardware revenue margin erosion or be required to raise our prices on certain imported products. There can be no assurance that we will not experience a disruption in our business or harm to our financial condition related to these or other changes in trade practices, and any changes to our operations or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming, and costly. Furthermore, our business may be adversely affected by retaliatory trade measures taken by China and other countries, which could materially harm our business, financial condition and results of operations. Trade barriers, or the perception that any of them could be imposed, may have a negative effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions.

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. The outstanding balance of the 2017 Facility was $112.0 million as of June 30, 2020.

Our overall leverage and certain covenants and obligations contained in the related documentation could adversely affect our financial health and business and future operations by, among other things:

•making it more difficult to satisfy our obligations, including under the terms of the 2017 Facility;

•limiting our ability to refinance our debt on terms acceptable to us or at all;

•limiting our flexibility to plan for and adjust to changing business and market conditions and increasing our vulnerability to general adverse economic and industry conditions;

•limiting our ability to use our available cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements; and

•limiting our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $71.50 through June 30, 2020. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this "Risk Factors" section:

•actual or anticipated fluctuations in our financial condition and operating results;

•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•ratings changes by any securities analysts who follow our company;

•variance in our financial performance from expectations of securities analysts;

•announcements by us or our competitors of significant business developments, technical innovations, acquisitions or new solutions;

•changes in the prices of our platforms and solutions;

•changes in our projected operating and financial results;

•changes in laws or regulations applicable to our platforms and solutions or marketing techniques, or our industry in general;

•our involvement in any litigation, including any lawsuits threatened or filed against us;

•repurchases of our common stock under the stock repurchase program authorized by our board of directors or our sale of our common stock or other securities in the future;

•changes in senior management or key personnel;

•trading volume of our common stock;

•changes in the anticipated future size and growth rate of our market; and

•general economic, regulatory and market conditions in the United States and abroad as well as the uncertainty resulting from the COVID-19 pandemic.

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

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•authorize our board of directors to issue preferred stock, without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;

•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;

•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;

•establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;

•prohibit cumulative voting in the election of directors; and

•provide that vacancies on our board of directors may be filled only by the vote of a majority of directors then in office, even though less than a quorum.

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

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Notwithstanding the foregoing, this choice of forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act of 1933, as amended, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our amended and restated certificate of incorporation provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to April 30, 2020	—	$—	—	$69,850,586
May 1 to May 31, 2020	—	—	—	69,850,586
June 1 to June 30, 2020	—	—	—	69,850,586
Total	—	$—	—

(1)On November 29, 2018, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions, block trades, tender offers and by any combination of the foregoing, in accordance with federal securities laws, during the two-year period ending November 29, 2020.

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
_______________

(1) Previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on June 9, 2020, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on June 9, 2020, and incorporated herein by reference.

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

Alarm.com Holdings, Inc.

Date:	August 5, 2020	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)