Form 10-Q
period 2020-09-30
Alarm.com Holdings, Inc.
filed 2020-11-05
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 29, 2020, there were 49,112,071 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
SaaS and license revenue	$100,126	$84,924	$287,780	$247,313
Hardware and other revenue	58,725	42,956	164,647	114,562
Total revenue	158,851	127,880	452,427	361,875
Cost of revenue(1):
Cost of SaaS and license revenue	14,344	12,438	39,673	37,428
Cost of hardware and other revenue	46,839	35,085	128,495	93,601
Total cost of revenue	61,183	47,523	168,168	131,029
Operating expenses:
Sales and marketing	18,410	14,533	52,405	43,392
General and administrative	17,410	18,701	55,634	51,785
Research and development	36,914	29,461	113,280	84,375
Amortization and depreciation	6,878	5,467	20,023	15,833
Total operating expenses	79,612	68,162	241,342	195,385
Operating income	18,056	12,195	42,917	35,461
Interest expense	(556)	(715)	(2,069)	(2,322)
Interest income	118	2,703	734	4,317
Other income, net	24,753	6,380	24,910	6,468
Income before income taxes	42,371	20,563	66,492	43,924
Provision for income taxes	6,546	2,873	5,471	3,428
Net income	35,825	17,690	61,021	40,496
Net loss attributable to redeemable noncontrolling interest	259	—	865	—
Net income attributable to common stockholders	$36,084	$17,690	$61,886	$40,496

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.74	$0.36	$1.27	$0.84
Diluted	$0.71	$0.35	$1.22	$0.81
Weighted average common shares outstanding:
Basic	49,007,343	48,518,041	48,842,333	48,360,927
Diluted	50,979,679	50,152,807	50,673,752	50,238,409
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$247,176	$119,629
Accounts receivable, net of allowance for credit losses of $2,400 and $2,584, respectively, and net of allowance for product returns of $1,341 and $1,075, respectively	81,883	76,373
Inventory, net	40,199	34,168
Other current assets, net of allowance for credit losses of $30 and $16, respectively	17,854	13,504
Total current assets	387,112	243,674
Property and equipment, net	42,639	38,548
Intangible assets, net	91,384	103,438
Goodwill	105,662	104,963
Deferred tax assets	20,749	19,137
Operating lease right-of-use assets	33,899	30,523
Other assets, net of allowance for credit losses of $66 and $0, respectively	16,600	17,516
Total assets	$698,045	$557,799
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$50,029	$48,727
Accrued compensation	18,918	16,342
Deferred revenue	4,411	3,043
Operating lease liabilities	9,470	7,683
Total current liabilities	82,828	75,795
Deferred revenue	8,461	7,455
Long-term debt	111,000	63,000
Operating lease liabilities	38,605	37,199
Other liabilities	7,724	7,489
Total liabilities	248,618	190,938
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	10,711	11,210
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 49,256,397 and 48,700,963 shares issued; and 49,109,244 and 48,700,713 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	493	487
Additional paid-in capital	392,765	365,627
Treasury stock, at cost; 147,153 and 0 shares as of September 30, 2020 and December 31, 2019, respectively	(5,149)	—
Retained earnings / (accumulated deficit)	50,607	(10,463)
Total stockholders’ equity	438,716	355,651
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$698,045	$557,799

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2020	2019
Net income	$61,021	$40,496
Adjustments to reconcile net income to net cash from operating activities:
Provision for / (recovery of) credit losses on accounts receivable	(237)	722
Reserve for product returns	1,491	(105)
Recovery of credit losses on notes receivable	(368)	(3,319)
Provision for excess and obsolete inventory	1,178	15
Amortization on patents and tooling	604	506
Amortization and depreciation	20,023	15,833
Amortization of debt issuance costs	81	81
Amortization of operating leases	6,562	5,570
Deferred income taxes	(1,480)	1,502
Change in fair value of contingent liability	(2,593)	—
Stock-based compensation	20,901	14,721
Gain on notes receivable	—	(6,931)
Acquired in-process research and development	3,297	850
Gain on sale of investment	(24,737)	—
Impairment of investment	—	605
Changes in operating assets and liabilities:
Accounts receivable	(7,131)	(16,004)
Inventory	(7,209)	1,997
Other current and non-current assets	(5,549)	(3,131)
Accounts payable, accrued expenses and other current liabilities	5,897	(22,457)
Deferred revenue	2,374	(1,153)
Operating lease liabilities	(7,427)	(6,139)
Other liabilities	(28)	188
Cash flows from operating activities	66,670	23,847
Cash flows from / (used in) investing activities:
Additions to property and equipment	(10,677)	(10,660)
Purchases of in-process research and development	(3,297)	(850)
Issuances or purchases of notes receivable	(600)	(26,074)
Receipt of payment on notes receivable	2,023	31,695
Proceeds from sale of investment	25,687	—
Purchases of patents and patent licenses	(900)	—
Cash flows from / (used in) investing activities	12,236	(5,889)
Cash flows from financing activities:
Proceeds from credit facility	50,000	—
Repayments of credit facility	(2,000)	(3,000)
Payments of deferred consideration for business acquisitions	(819)	—
Purchases of treasury stock	(5,149)	—
Issuances of common stock from equity-based plans	6,609	3,304
Cash flows from financing activities	48,641	304
Net increase in cash and cash equivalents	127,547	18,262
Cash and cash equivalents at beginning of the period	119,629	146,061
Cash and cash equivalents at end of the period	$247,176	$164,323
See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest					Additional Paid-In Capital			Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
		Preferred Stock		Common Stock			Treasury Stock
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	$11,210	—	$—	48,701	$487	$365,627	—	$—	$(10,463)	$355,651
Adoption of accounting standard on credit losses	—	—	—	—	—	—	—	—	(816)	(816)
Common stock issued in connection with equity-based plans	—	—	—	107	1	1,364	—	—	—	1,365
Purchases of treasury stock	—	—	—	—	—	—	147	(5,149)	—	(5,149)
Stock-based compensation expense	—	—	—	—	—	6,358	—	—	—	6,358
Net income / (loss) attributable to common stockholders	(236)	—	—	—	—	—	—	—	8,807	8,807
Balance as of March 31, 2020	$10,974	—	$—	48,808	$488	$373,349	147	$(5,149)	$(2,472)	$366,216
Common stock issued in connection with equity-based plans	—	—	—	263	3	3,056	—	—	—	3,059
Stock-based compensation expense	—	—	—	—	—	7,095	—	—	—	7,095
Accretion adjustments of redeemable noncontrolling interest to redemption value	112	—	—	—	—	(112)	—	—	—	(112)
Net income / (loss) attributable to common stockholders	(370)	—	—	—	—	—	—	—	16,995	16,995
Balance as of June 30, 2020	$10,716	—	$—	49,071	$491	$383,388	147	$(5,149)	$14,523	$393,253
Common stock issued in connection with equity-based plans	—	—	—	185	2	2,183	—	—	—	2,185
Stock-based compensation expense	—	—	—	—	—	7,448	—	—	—	7,448
Accretion adjustments of redeemable noncontrolling interest to redemption value	254	—	—	—	—	(254)	—	—	—	(254)
Net income / (loss) attributable to common stockholders	(259)	—	—	—	—	—	—	—	36,084	36,084
Balance as of September 30, 2020	$10,711	—	$—	49,256	$493	$392,765	147	$(5,149)	$50,607	$438,716

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity — (Continued)
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	—	$—	48,103	$481	$341,139	$(64,031)	$277,589
Adoption of accounting standard on leases	—	—	—	—	—	—	37	37
Common stock issued in connection with equity-based plans	—	—	—	147	1	1,590	—	1,591
Vesting of common stock subject to repurchase	—	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	4,267	—	4,267
Net income attributable to common stockholders	—	—	—	—	—	—	9,010	9,010
Balance as of March 31, 2019	$—	—	$—	48,250	$482	$346,998	$(54,984)	$292,496
Common stock issued in connection with equity-based plans	—	—	—	232	3	698	—	701
Vesting of common stock subject to repurchase	—	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	5,433	—	5,433
Net income attributable to common stockholders	—	—	—	—	—	—	13,796	13,796
Balance as of June 30, 2019	$—	—	$—	48,482	$485	$353,131	$(41,188)	$312,428
Common stock issued in connection with equity-based plans	—	—	—	90	1	1,011	—	1,012
Vesting of common stock subject to repurchase	—	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	5,034	—	5,034
Net income attributable to common stockholders	—	—	—	—	—	—	17,690	17,690
Balance as of September 30, 2019	$—	—	$—	48,572	$486	$359,178	$(23,498)	$336,166

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2020 and 2019
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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the COVID-19 pandemic disrupted and may intermittently continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2020, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic.

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

Reclassifications

Certain previously reported amounts in the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 have been reclassified to conform to our current presentation, including the addition of a provision for excess and obsolete inventory separate line item, which was previously included in inventory, as well as changes to the presentation of line items related to operating leases.

Comprehensive Income

Our comprehensive income for the three and nine months ended September 30, 2020 and 2019 was equal to our net income disclosed in the condensed consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019

Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and nine months ended September 30, 2020 from those disclosed in our Annual Report.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. These risk characteristics are relevant to accounts receivable and notes receivable. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments since the adoption of Accounting Standards Update, or ASU, 2016-13, "Financial Instruments - Credit Losses (Topic 326)," or Topic 326, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses. Additionally, there were no significant changes in the amount of write-offs during the three and nine months ended September 30, 2020 as compared to historical periods. There were no purchases or sales of financial assets during the three and nine months ended September 30, 2020 and 2019.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three and nine months ended September 30, 2020, we recorded a reduction of credit loss expense of $1.2 million and $0.7 million in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of September 30, 2020 and December 31, 2019 was less than $0.1 million and is reflected in other current assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three and nine months ended September 30, 2020 and 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019

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
September 30, 2020 and 2019
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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended September 30, 2020 and 2019, our reserve against revenue for hardware returns was 1%. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $7.2 million and $8.1 million as of September 30, 2020 and December 31, 2019, respectively, which combines current and long-term balances.

SaaS and license revenue associated with our contracts is invoiced and revenue is recognized at an amount that corresponds directly with the value of the performance completed to date. Additionally, the consideration received from hardware

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019
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

The current portion of capitalized commission costs and upfront payments made to customers are included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to customers are reflected in other assets within our condensed consolidated balance sheets. Our amortization of contract assets during the three and nine months ended September 30, 2020 was $1.0 million and $2.7 million, respectively, as compared to $0.6 million and $1.8 million during the same periods in the prior year.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the three and nine months ended September 30, 2020 and 2019.

The changes in our contract assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning of period balance	$4,718	$3,849	$4,578	$2,881
Commission costs and upfront payments to a customer capitalized in period	607	333	2,429	2,438
Amortization of contract assets	(1,046)	(613)	(2,728)	(1,750)
End of period balance	$4,279	$3,569	$4,279	$3,569

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019
The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning of period balance	$11,537	$10,980	$10,498	$11,176
Revenue deferred in period	3,425	542	9,118	3,013
Revenue recognized from amounts included in contract liabilities	(2,090)	(1,499)	(6,744)	(4,166)
End of period balance	$12,872	$10,023	$12,872	$10,023

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$85,624	$80,032
Allowance for credit losses	(2,400)	(2,584)
Allowance for product returns	(1,341)	(1,075)
Accounts receivable, net	$81,883	$76,373

For the three and nine months ended September 30, 2020, we recorded a reduction to the provision for credit losses of $1.2 million and $0.2 million on our accounts receivable. For the three and nine months ended September 30, 2019, we recorded a provision for credit losses $0.2 million and $0.7 million, respectively.

For the three and nine months ended September 30, 2020, we recorded a reserve for product returns of $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2019, we recorded a reduction to the reserve for product returns in our hardware and other revenue of $0.1 million. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Allowance for Credit Losses - Accounts Receivable

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(3,550)	$(238)	$(2,500)	$(84)
Impact of adopting Topic 326	—	—	(212)	(155)
Recovery of expected credit losses	1,146	56	195	42
Write-offs	170	16	283	31
End of period balance	$(2,234)	$(166)	$(2,234)	$(166)

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019

Note 5. Inventory, Net

The components of inventory, net are as follows (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$8,776	$8,921
Finished goods	31,423	25,247
Total inventory, net	$40,199	$34,168

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
September 30, 2020 and 2019
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
September 30, 2020 and 2019

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

Redeemable Noncontrolling Interests

Our redeemable noncontrolling interest relates to our 85% equity ownership interest in OpenEye. The OpenEye stockholder agreement contains a put option that gives the minority OpenEye stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares. The OpenEye stockholder agreement also contains a call option that gives us the right to purchase the remaining OpenEye shares from the minority OpenEye stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2023. The redeemable noncontrolling interest was recorded at fair value on October 21, 2019, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redemption value of the noncontrolling interest was $11.4 million as of October 21, 2019, and decreased to $10.7 million as of September 30, 2020.

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

In consideration for the purchase of the IPR&D, we paid $1.2 million in cash on March 12, 2020, with the remaining $0.3 million expected to be paid 18 months following the acquisition date, subject to offset for any indemnification obligations. The $1.5 million consideration related to IPR&D was expensed at the time of the asset acquisition, as the IPR&D had no alternative future use.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2020	$104,963	$—	$104,963
Goodwill acquired	—	—	—
Measurement period adjustment	699	—	699
Balance as of September 30, 2020	$105,662	$—	$105,662

Due to the current uncertainty in the financial markets resulting from the COVID-19 pandemic, we assessed our goodwill for indicators of impairment during the three and nine months ended September 30, 2020. We elected to perform a qualitative assessment as of September 30, 2020 and determined there was no impairment of goodwill during the three and nine months ended September 30, 2020. There was also no impairment of goodwill during the three and nine months ended September 30, 2019.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2020	$84,396	$16,820	$2,222	$103,438
Amortization	(10,412)	(1,371)	(271)	(12,054)
Balance as of September 30, 2020	$73,984	$15,449	$1,951	$91,384

We recorded $4.0 million and $12.1 million of amortization related to our intangible assets for the three and nine months ended September 30, 2020, respectively, as compared to $3.4 million and $10.3 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and nine months ended September 30, 2020 and 2019.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$123,731	$(49,747)	$73,984	9.2
Developed technology	30,542	(15,093)	15,449	7.9
Trade name	3,304	(1,353)	1,951	4.0
Other	234	(234)	—	0.0
Total intangible assets	$157,811	$(66,427)	$91,384

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life
Customer relationships	$123,731	$(39,335)	$84,396	9.8
Developed technology	30,542	(13,722)	16,820	8.7
Trade name	3,304	(1,082)	2,222	4.8
Other	234	(234)	—	0.0
Total intangible assets	$157,811	$(54,373)	$103,438

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019
Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. In April 2020, we purchased 30 patents for $0.9 million. In October 2020, we purchased one patent for $0.2 million. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.9 million and $2.4 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, $0.7 million and $0.5 million of patent costs were included in other current assets, respectively, and $2.2 million and $1.9 million of patent costs were included in other assets, respectively. We have $6.8 million of historical cost in purchased patents and patent licenses as of September 30, 2020. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to twelve years. Patent cost amortization of $0.1 million and $0.3 million was included in cost of SaaS and license revenue in our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively. Patent cost amortization of $0.1 million and $0.2 million was included in amortization and depreciation in our condensed consolidated statements of operations for the three and nine months ended September 30, 2020, as compared to less than $0.1 million and $0.1 million in the same periods in the prior year.

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

In June 2020, we amended the term loan with our distribution partner and also amended the subordinated credit agreement with the affiliated entity of the distribution partner. At the time of the amended term loan and subordinated credit agreement in June 2020, the outstanding balance of the term loan was $3.0 million and the outstanding balance of the subordinated credit agreement was $3.0 million. Under the amended terms, the distribution partner paid us $2.0 million in principal for the term loan on June 9, 2020 and the remaining $1.0 million was transferred to the amended subordinated credit agreement with the affiliated entity of the distribution partner. As of September 30, 2020, none of the notes receivable balance related to the amended term loan was outstanding. As of December 31, 2019, $1.0 million of the note receivable balance related to the term loan was included in other current assets in our condensed consolidated balance sheet and $2.0 million of the note receivable balance was included in other assets in our condensed consolidated balance sheet.

The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on September 9, 2025 and interest on the outstanding principal balance accrues at a rate of 9.0% per annum and is payable in kind. As of September 30, 2020 and December 31, 2019, $4.1 million and $3.0 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheets, respectively.

For the three and nine months ended September 30, 2020, we recognized $0.5 million and $1.8 million of revenue from the distribution partners associated with these loans, respectively, as compared to $0.4 million and $1.3 million for the same periods in the prior year.

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
September 30, 2020 and 2019
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

As a result of the $25.0 million payment received and conversion of the $5.6 million outstanding notes receivable balance into an equity investment on July 15, 2019, we recorded interest of $1.7 million within interest income and a gain of $6.9 million within other income, net, in our condensed consolidated statements of operations during the three and nine months ended September 30, 2019, related to the Promissory Notes and the Acquired Promissory Note. As of September 30, 2019, there was no remaining outstanding balance of the Promissory Notes and the Acquired Promissory Note. The total equity investment in the hardware supplier was $5.6 million as of September 30, 2020 and December 31, 2019.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and requires monthly interest and principal payments beginning in February 2021. The maturity date of the loan is July 24, 2025. As of September 30, 2020, $0.6 million of principal was outstanding from the service provider partner under the loan agreement.

For the three and nine months ended September 30, 2020, we recognized less than $0.1 million and $0.1 million of revenue from the distribution partners associated with these loans, respectively, as compared to less than $0.1 million for the same periods in the prior year

Investment in a Platform Partner

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

On July 31, 2020, the platform partner was acquired by an unrelated third party and, as a result of the sale, we received proceeds of $25.7 million in exchange for our shares of common stock. As a result of the sale, we recorded a gain of $24.7 million within other income, net, in our condensed consolidated statements of operations during the three and nine months ended September 30, 2020.

As of September 30, 2020, our investment in the platform partner was zero and as of December 31, 2019, our investment in the platform partner was $1.0 million and was included in other assets in our condensed consolidated balance sheets.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019

Allowance for Credit Losses - Notes Receivable

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(46)	$(37)	$—	$(16)
Impact of adopting Topic 326	—	—	(434)	(15)
Recovery of / (provision for) expected credit losses	(20)	6	368	—
Write-offs	1	—	1	—
End of period balance	$(65)	$(31)	$(65)	$(31)

We manage our notes receivables using delinquency as a key credit quality indicator. Current and delinquent notes receivable by class of financing receivables and by year of origination as of September 30, 2020 are as follows (in thousands):

Loan Receivables:	2020	2019	2018	2017	2016	Prior	Total
Current	$600	$20	$—	$4,113	$—	$—	$4,733
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$600	$20	$—	$4,113	$—	$—	$4,733

Hardware Financing Receivables:
Current	$—	$81	$98	$7	$—	$—	$186
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	67	—	—	—	—	67
90-119 days past due	—	—	—	9	—	—	9
120+ days past due	—	—	—	16	—	—	16
Total	$—	$148	$98	$32	$—	$—	$278

The amortized cost of notes receivables placed on nonaccrual status is as follows (in thousands):

	September 30, 2020	December 31, 2019
Loan receivables	$—	$—
Hardware financing receivables	25	16
Total	$25	$16

During the three and nine months ended September 30, 2020 and 2019, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of September 30, 2020 and December 31, 2019, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of September 30, 2020 and December 31, 2019, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019
Prepaid Expenses

As of September 30, 2020 and December 31, 2019, $10.9 million and $6.1 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of
	September 30, 2020
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$224,957	$—	$—	$224,957
Total	$224,957	$—	$—	$224,957
Liabilities:
Contingent consideration liability from acquisitions	$—	$—	$2	$2
Total	$—	$—	$2	$2

	Fair Value Measurements on a Recurring Basis as of
	December 31, 2019
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$93,303	$—	$—	$93,303
Total	$93,303	$—	$—	$93,303
Liabilities:
Contingent consideration liability from acquisitions	$—	$—	$2,595	$2,595
Total	$—	$—	$2,595	$2,595

The following table summarizes the change in fair value of the Level 3 liabilities for contingent consideration liabilities from acquisitions with significant unobservable inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning of period balance	$306	$—	$2,595	$—
Changes in fair value included in earnings	(304)	—	(2,593)	—
End of period balance	$2	$—	$2	$—

The money market accounts are included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The earn-out payment is contingent on the satisfaction of certain calendar 2020 revenue targets and has a maximum potential payment of up to $11.0 million. We account for the contingent consideration using fair value and establish a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. The contingent consideration liability was valued with significant unobservable inputs, including the revenue volatility and the discount rate. As of October 21, 2019, the fair value of the liability was $2.8 million. At each reporting date until the payment date in 2021, we will remeasure the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in our condensed consolidated statements of operations. During the nine months ended September 30, 2020, the contingent consideration liability decreased $2.6 million from December 31, 2019 to less than $0.1 million, primarily due to a change to OpenEye's 2020 projected revenue. The significant unobservable inputs used in the valuation as of September 30, 2020 included a revenue volatility of 64% and a discount rate of

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019
2%. Selecting another revenue volatility or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

The contingent consideration liability was included in accounts payable, accrued expenses and other current liabilities in our condensed consolidated balance sheet as of September 30, 2020, and included in other liabilities in our condensed consolidated balance sheet as of December 31, 2019 (see Note 12).

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2020 and 2019. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and nine months ended September 30, 2020 and 2019.

Note 10. Leases

We lease office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. In March 2020, we entered into an amendment to the lease for our corporate headquarters, which provides for additional office space, additional parking spaces and additional tenant improvement allowance. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $11.8 million, including $0.7 million tenant improvement allowance within the March 2020 lease amendment.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$2,329	$1,932	$6,562	$5,570
Cash paid for amounts included in the measurement of operating lease liabilities	2,699	2,211	7,427	6,139
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	1,998	1,133	8,645	3,384

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term — operating leases	5.2 years	5.7 years
Weighted-average discount rate — operating leases	3.7%	4.0%

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2020	$2,746
2021	11,042
2022	9,831
2023	9,071
2024	8,299
2025 and thereafter	11,840
Total lease payments	52,829
Less: imputed interest(2)	4,754
Present value of lease liabilities	$48,075
_______________
(1)Operating lease payments exclude less than $0.1 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $0.6 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of September 30, 2020 or December 31, 2019. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and nine months ended September 30, 2020 and 2019.

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable	$32,300	$32,878
Accrued expenses	12,575	10,092
Other current liabilities	5,154	5,757
Accounts payable, accrued expenses and other current liabilities	$50,029	$48,727

The components of other liabilities are as follows (in thousands):

	September 30, 2020	December 31, 2019
Contingent consideration liability from acquisitions	$—	$2,595
Holdback liability from acquisitions	1,789	1,650
Other liabilities	5,935	3,244
Other liabilities	$7,724	$7,489

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019
Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. During the three and nine months ended September 30, 2020, we repaid $1.0 million and $2.0 million of the outstanding balance of the 2017 Facility, respectively. During the three and nine months ended September 30, 2019, we repaid $1.0 million and $3.0 million of the outstanding balance of the 2017 Facility, respectively.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For each of the three and nine months ended September 30, 2020, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the nine months ended September 30, 2020, the effective interest rate on the 2017 Facility was 2.92%, as compared to 4.61% for the same period in the prior year.

The carrying value of the 2017 Facility was $111.0 million and $63.0 million as of September 30, 2020 and December 31, 2019, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of September 30, 2020 and December 31, 2019. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.25:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of September 30, 2020, we were in compliance with all financial and non-financial covenants and there were no events of default.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

Commitments and Contingencies

Contingent Consideration

On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of OpenEye. Certain stockholders of OpenEye have the right to receive an earn-out payment of up to an additional $11.0 million based upon satisfaction of certain calendar 2020 revenue targets. As of October 21, 2019, the fair value of the contingent consideration liability was $2.8 million. At each reporting date until the payment date in 2021, we will remeasure the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date are recorded in the condensed consolidated statements of operations. During the nine months ended September 30, 2020, the contingent consideration liability decreased $2.6 million from December 31, 2019 to less than $0.1 million, primarily due to a change to OpenEye's 2020 projected revenue. The contingent consideration liability is included in accounts payable, accrued expenses and other current liabilities in our condensed consolidated balance sheets as of September 30, 2020, and included in other liabilities in our condensed consolidated balance sheets as of December 31, 2019 (see Note 9).

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

Letters of Credit

As of September 30, 2020 and December 31, 2019, we had no outstanding letters of credit under the 2017 Facility.

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019
PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Nine claims asserted in the litigation were found unpatentable in the PTO rejections. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The PTAB issued decisions affirming the rejections on February 28, 2020 and May 4, 2020. Vivint appealed one of these decisions to the Federal Circuit on July 1, 2020, and requested rehearing from the PTAB on the other decision. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. Oral argument of the appeal is scheduled for December 8, 2020.

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

On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated and Alarm.com Holdings, Inc., among others, as proposed respondents. The complaint alleges that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent limited exclusion order and permanent cease and desist order. On November 22, 2019, the ITC instituted an investigation into EcoFactor’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc. and others as respondents. We answered the complaint on December 19, 2019. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. The administrative law judge presiding over the investigation scheduled an evidentiary hearing to begin on November 16, 2020 and set March 15, 2021 as the target date for completion of the investigation.

On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On December 26, 2019, the court issued an order staying the lawsuit pending the conclusion of the related ITC investigation.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On October 27, 2020, the court issued an order staying the lawsuit until January 25, 2021 in light of the related ITC investigation.

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

On May 8, 2020, a putative class action lawsuit was filed against us by Craig Hicks in the U.S. District Court for the Eastern District of Virginia, alleging violations of the Telephone Consumer Protection Act, or the TCPA, and the Virginia Telephone Privacy Protection Act, or the VTPPA. The complaint seeks statutory damages under the TCPA and VTPPA, injunctive relief, and other relief, including attorneys' fees. We filed a motion to dismiss the complaint on July 2, 2020, and plaintiff filed his response on July 16, 2020. We filed our reply on July 22, 2020. On August 6, 2020, the Court granted our motion to dismiss the complaint in its entirety.

On July 29, 2020, a putative class action was filed against Alarm.com Incorporated d/b/a ICN Acquisition, among other defendants, by Abante Rooter and Plumbing Inc. and Sidney Naiman in the U.S. District Court for the Northern District of California, alleging violations of the TCPA. The complaint seeks statutory damages under the TCPA, injunctive relief, and other relief. We have agreed to waive service of the complaint, and our response is due November 20, 2020. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019
In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we are incurring costs associated with the indemnification of our service provider ADT, LLC in ongoing patent infringement suits.

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and summary judgment and Daubert motions briefing closed on June 3, 2020 and are pending. The pretrial conference is scheduled for March 22, 2021, and trial is set for April 5, 2021.

On July 2, 2020, Portus Singapore Pte. Ltd. and Portus Pty. Ltd., or Portus, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Western District of Texas. Portus alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent Nos. 8,914,526 and 9,961,097, which were assigned to Portus. Portus is seeking damages and attorneys’ fees. ADT answered the complaint on August 31, 2020. The claim construction hearing is set for March 19, 2021. The court has not yet otherwise entered a schedule.

Should the plaintiffs prevail on the claims that one or more elements of ADT’s products infringe, we could be required to indemnify ADT for damages in the form of a reasonable royalty or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty. We believe there are valid defenses to the claims made by Applied Capital and Portus. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

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

Note 13. Stockholders' Equity

Stock Repurchase Program

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period ending November 29, 2020. During the three months ended March 31, 2020, we repurchased 147,153 shares of our common stock under this program for $5.1 million, which includes applicable commissions and fees. No shares of our common stock were repurchased under this program during the three months ended September 30, 2020 or during each of the three and nine months ended September 30, 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales and marketing	$734	$534	$2,263	$1,385
General and administrative	2,154	1,714	6,033	4,762
Research and development	4,560	2,787	12,605	8,574
Total stock-based compensation expense	$7,448	$5,035	$20,901	$14,721

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options and assumed options	$879	$941	$2,695	$2,836
Restricted stock units	6,531	4,046	18,089	11,746
Employee stock purchase plan	38	48	117	139
Total stock-based compensation expense	$7,448	$5,035	$20,901	$14,721
Tax benefit from stock-based awards	$1,658	$565	$3,846	$4,050

We granted an aggregate of 2,000 and 143,650 stock options pursuant to our 2015 Equity Incentive Plan, or the 2015 Plan, during the three and nine months ended September 30, 2020, respectively, as compared to an aggregate of 30,000 and 140,500 stock options for the same periods in the prior year. There were 139,225 and 397,416 stock options exercised during the three and nine months ended September 30, 2020, respectively, as compared to 60,043 and 258,668 stock options for the same periods in the prior year. We granted an aggregate of 169,699 and 488,771 restricted stock units during the three and nine months ended September 30, 2020, respectively, as compared to an aggregate of 88,308 and 425,324 restricted stock units for the same periods in the prior year. There were 34,136 and 121,259 restricted stock units that vested during the three and nine months ended September 30, 2020, respectively, as compared to 15,880 and 177,946 restricted stock units vested during the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$35,825	$17,690	$61,021	$40,496
Net loss attributable to redeemable noncontrolling interest	259	—	865	—
Net income attributable to common stockholders (A)	$36,084	$17,690	$61,886	$40,496
Weighted average common shares outstanding — basic (B)	49,007,343	48,518,041	48,842,333	48,360,927
Dilutive effect of stock options and restricted stock units	1,972,336	1,634,766	1,831,419	1,877,482
Weighted average common shares outstanding — diluted (C)	50,979,679	50,152,807	50,673,752	50,238,409
Net income per share:
Basic (A/B)	$0.74	$0.36	$1.27	$0.84
Diluted (A/C)	$0.71	$0.35	$1.22	$0.81

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	136,434	187,792	282,595	177,292
Restricted stock units	27,199	325,108	149,699	239,450
Common stock subject to repurchase	—	410	—	410

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

Note 16. Significant Service Providers

During the three and nine months ended September 30, 2020, our 10 largest revenue service provider partners accounted for 50% and 49% of our consolidated revenue, respectively, as compared to 52% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three and nine months ended September 30, 2020 and 2019.

One individual service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of September 30, 2020 and December 31, 2019.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019
For the three and nine months ended September 30, 2020, we recorded a provision for income taxes of $6.5 million and $5.5 million, respectively, resulting in an effective income tax rate of 15.4% and 8.2% for those periods. For the three and nine months ended September 30, 2019, we recorded a provision for income taxes of $2.9 million and $3.4 million, respectively, resulting in an effective income tax rate of 14.0% and 7.8% for those periods. Our effective tax rates were different from the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes and non-deductible meal and entertainment expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of September 30, 2020 and December 31, 2019.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits of $1.1 million primarily for research and development tax credits claimed during the nine months ended September 30, 2020. We recorded a reduction to the unrecognized tax benefits of $0.2 million for research and development tax credits claimed during the nine months ended September 30, 2019.

As of September 30, 2020 and December 31, 2019, we accrued $0.2 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% of our revenue for each of the three and nine months ended September 30, 2020, as compared to 94% and 93% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended September 30, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$92,834	$7,292	$—	$—	$100,126
Hardware and other revenue	57,726	2,545	(554)	(992)	58,725
Total revenue	150,560	9,837	(554)	(992)	158,851
Operating income / (loss)	18,810	(889)	189	(54)	18,056

	Three Months Ended September 30, 2019
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$79,954	$4,970	$—	$—	$84,924
Hardware and other revenue	41,016	5,484	(1,287)	(2,257)	42,956
Total revenue	120,970	10,454	(1,287)	(2,257)	127,880
Operating income / (loss)	12,772	(561)	62	(78)	12,195

	Nine Months Ended September 30, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$269,168	$18,612	$—	$—	$287,780
Hardware and other revenue	159,800	13,030	(2,118)	(6,065)	164,647
Total revenue	428,968	31,642	(2,118)	(6,065)	452,427
Operating income / (loss)	45,427	(2,370)	246	(386)	42,917

	Nine Months Ended September 30, 2019
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$233,459	$13,854	$—	$—	$247,313
Hardware and other revenue	107,884	15,810	(3,364)	(5,768)	114,562
Total revenue	341,343	29,664	(3,364)	(5,768)	361,875
Operating income / (loss)	37,182	(1,782)	71	(10)	35,461

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of September 30, 2020	$729,845	$24,527	$(56,356)	$29	$698,045
Assets as of December 31, 2019	589,952	17,844	(49,997)	—	557,799

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $9.5 million and $29.0 million for the three and nine months ended September 30, 2020, respectively, as compared to $10.8 million and $32.8 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2020 and 2019.

Depreciation and amortization expense was $6.7 million and $19.8 million for the Alarm.com segment for the three and nine months ended September 30, 2020, respectively, as compared to $5.5 million and $15.8 million for the same periods in the prior year. Depreciation and amortization expense was $0.1 million and $0.2 million for the Other segment for the three and nine months ended September 30, 2020 and less than $0.1 million for each of the three and nine months ended September 30, 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020 and 2019
Additions to property and equipment were $4.7 million and $11.2 million for the Alarm.com segment for the three and nine months ended September 30, 2020, respectively, as compared to $4.7 million and $8.5 million for the same periods in the prior year. Additions to property and equipment were $0.1 million and $1.0 million for the Other segment for the three and nine months ended September 30, 2020, respectively, as compared to $0.1 million for the same periods in the prior year.

We derived substantially all of our revenue from North America for the three and nine months ended September 30, 2020 and 2019. Substantially all of our long-lived assets were in North America as of September 30, 2020 and December 31, 2019.

Note 19. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security dealers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of September 30, 2020 and December 31, 2019, our investment balance in our installation partner was zero. During the three and nine months ended September 30, 2020 and 2019, we recorded $0.1 million and $0.3 million of cost of hardware and other revenue in connection with this installation partner, respectively. As of September 30, 2020 and December 31, 2019, the accounts payable balance to our installation partner was less than $0.1 million.

Affiliate Lease

OpenEye leases its production and administration operations facility from a company that is controlled by certain employees of OpenEye, or the Landlord. The one year lease term expired on October 20, 2020 and was subsequently converted to a month-to-month lease. OpenEye can terminate the lease at any time by providing 30 days' prior written notice and the Landlord can terminate the lease by providing 90 days' prior written notice. Total minimum lease payments over the term of the lease are $0.2 million. During the three and nine months ended September 30, 2020, we recorded $0.1 million and $0.2 million of rent expense in connection with this lease arrangement. There was no rent expense recorded in connection with the lease arrangement during the three and nine months ended September 30, 2019. There was no accounts payable balance due to the Landlord under this lease arrangement as of September 30, 2020 or December 31, 2019.

Note 20. Subsequent Event

On November 4, 2020, we and ADT LLC, or ADT, entered into an amendment to our existing master service agreement, the Amendment. The Amendment extends the initial term of the master service agreement through January 1, 2023 and sets forth certain terms relating to the integration of certain Google Nest products and services into the platform we operate on behalf of ADT, and assures that subject to certain conditions and exceptions, ADT will enable its end customers to continue as subscribers on an Alarm.com platform after the initial term expires for the natural lifetime of such end customer account. Concurrently with the Amendment, we entered into a patent license agreement pursuant to which we granted ADT a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of the master service agreement. Under the terms of the patent license, ADT will pay us a monthly royalty for each subscriber to its branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not supported on our platforms.

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

Highlights of Third Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 63% and 64% of our revenue during the three and nine months ended September 30, 2020, respectively, as compared to 66% and 68% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 6% of our revenue during each of the three and nine months ended September 30, 2020, as compared to 8% and 9% for the same periods in the prior year.

We also generate revenue from the sale of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors and other peripherals, that enables our solutions. We have a rich history of innovation in cellular technology that enables our robust SaaS offering. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Hardware and other revenue represented 37% and 36% of our revenue during the three and nine months ended September 30, 2020, respectively, as compared to 34% and 32% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 18% to $100.1 million in the three months ended September 30, 2020 from $84.9 million in the three months ended September 30, 2019. SaaS and license revenue increased 16% to $287.8 million in the nine months ended September 30, 2020 from $247.3 million in the nine months ended September 30, 2019. Included in SaaS and license revenue was software license revenue, which decreased to $9.5 million in the three months ended September 30, 2020 from $10.8 million in the three months ended September 30, 2019. Software license revenue decreased to $29.0 million in the nine months ended September 30, 2020 from $32.8 million in the nine months ended September 30, 2019.

•Total revenue increased 24% to $158.9 million in the three months ended September 30, 2020 from $127.9 million in the three months ended September 30, 2019. Total revenue increased 25% to $452.4 million in the nine months ended September 30, 2020 from $361.9 million in the nine months ended September 30, 2019.

•Net income increased to $35.8 million in the three months ended September 30, 2020 as compared to $17.7 million in the three months ended September 30, 2019. Net income increased to $61.0 million in the nine months ended September 30, 2020 as compared to $40.5 million in the nine months ended September 30, 2019. Net income attributable to common stockholders increased to $36.1 million in the three months ended September 30, 2020 as compared to $17.7 million in the three months ended September 30, 2019. Net income attributable to common stockholders increased to $61.9 million in the nine months ended September 30, 2020 as compared to $40.5 million in the nine months ended September 30, 2019.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $34.5 million in the three months ended September 30, 2020 from $26.3 million in the three months ended September 30, 2019. Adjusted EBITDA increased to $92.9 million in the nine months ended September 30, 2020 from $78.3 million in the nine months ended September 30, 2019.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and nine months ended September 30, 2020 and 2019.

Recent Developments

The COVID-19 pandemic disrupted and may intermittently continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. We have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. Prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

While our business and those of our service providers showed some resiliency beginning towards the end of the second quarter of 2020 and continuing in the third quarter, if the economy fails to fully recover or there is another shutdown of non-essential businesses due to a resurgence of COVID-19, we anticipate that our SaaS and license revenue growth rate may be lower in future periods if some consumers or small businesses defer or cancel previously anticipated purchases, with a corresponding reduction in hardware revenue. The challenges posed by COVID-19 on our business continue to evolve rapidly and we will continue to evaluate our business and operations in light of future developments.

Secondary Public Offering

In May 2020, we completed an underwritten secondary public offering of 5,616,451 shares of common stock at a price of $47.50 per share. All of the shares sold in the secondary public offering were sold by selling stockholders, which are entities affiliated with Technology Crossover Ventures. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. We incurred expenses of approximately $0.5 million related to legal, accounting and other fees in connection with the secondary public offering during the nine months ended September 30, 2020, which are included in general and administrative expense in our condensed consolidated statements of operations and are adjusted for when determining Adjusted EBITDA. Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with GAAP, for the three and nine months ended September 30, 2020 and 2019.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SaaS and license revenue	$100,126	$84,924	$287,780	$247,313
Adjusted EBITDA	34,496	26,320	92,895	78,287

	Twelve Months Ended September 30,
	2020	2019
SaaS and license revenue renewal rate	94%	94%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, other income, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related (benefit) / expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and nine months ended September 30, 2020 and 2019.

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

As a result of the COVID-19 pandemic, governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures, and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. We have seen and anticipate we may continue to see some disruption to our hardware supply chain due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions, reluctance of service providers and property owners to meet even where such restrictions have been lifted and general economic conditions. In addition, the COVID-19 pandemic has resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. As the future impact on global supply chains from COVID-19 is difficult to predict, the extent to which COVID-19 may negatively affect our hardware revenue is uncertain; however, if the economy fails to fully recover or there is another shutdown of non-essential businesses due to a resurgence of COVID-19, we anticipate that our SaaS and license revenue growth rate may be lower in future periods if some consumers or small businesses defer or cancel previously anticipated purchases, with a corresponding reduction in hardware revenue.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,043 employees as of September 30, 2019 to 1,361 employees as of September 30, 2020, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 340 as of September 30, 2019 to 450 as of September 30, 2020. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

General and Administrative Expense.  General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, human resources, finance and accounting personnel, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs, including those that are incurred to defend and license our intellectual property, as well as non-personnel costs, such as travel related expenses, rent, subcontracting and professional fees, audit fees, tax services, and insurance expenses. Also included in general and administrative expenses are credit losses and acquisition-related expenses, which consist primarily of legal, accounting and professional service fees directly related to acquisitions and valuation gains or losses on acquisition-related contingent liabilities.

The number of employees in general and administrative functions increased from 121 as of September 30, 2019 to 161 as of September 30, 2020. Excluding intellectual property litigation and acquisition-related (benefit) / expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.
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

The number of employees in research and development functions increased from 582 as of September 30, 2019 to 750 as of September 30, 2020. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Other Income, Net

Other income, net primarily consists of gains earned on the sale of our investments and gains earned on our notes receivable and conversion of our outstanding notes receivable balance into an equity investment, partially offset by an impairment of one of our investments.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue:
SaaS and license revenue	$100,126	63%	$84,924	66%	$287,780	64%	$247,313	68%
Hardware and other revenue	58,725	37	42,956	34	164,647	36	114,562	32
Total revenue	158,851	100	127,880	100	452,427	100	361,875	100
Cost of revenue(1):
Cost of SaaS and license revenue	14,344	9	12,438	10	39,673	9	37,428	10
Cost of hardware and other revenue	46,839	30	35,085	27	128,495	28	93,601	26
Total cost of revenue	61,183	39	47,523	37	168,168	37	131,029	36
Operating expenses:
Sales and marketing(2)	18,410	12	14,533	11	52,405	12	43,392	12
General and administrative(2)	17,410	11	18,701	15	55,634	12	51,785	14
Research and development(2)	36,914	23	29,461	23	113,280	25	84,375	23
Amortization and depreciation	6,878	4	5,467	4	20,023	5	15,833	5
Total operating expenses	79,612	50	68,162	53	241,342	54	195,385	54
Operating income	18,056	11	12,195	10	42,917	9	35,461	10
Interest expense	(556)	—	(715)	(1)	(2,069)	—	(2,322)	(1)
Interest income	118	—	2,703	2	734	—	4,317	1
Other income, net	24,753	16	6,380	5	24,910	6	6,468	2
Income before income taxes	42,371	27	20,563	16	66,492	15	43,924	12
Provision for income taxes	6,546	4	2,873	2	5,471	2	3,428	1
Net income	$35,825	23%	$17,690	14%	$61,021	13%	$40,496	11%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense data:
Sales and marketing	$734	$534	$2,263	$1,385
General and administrative	2,154	1,714	6,033	4,762
Research and development	4,560	2,787	12,605	8,574
Total stock-based compensation expense	$7,448	$5,035	$20,901	$14,721

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	15%	14%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	80%	82%	78%	82%
Total cost of revenue as a percentage of total revenue	39%	37%	37%	36%

Comparison of the Three and Nine Months Ended September 30, 2020 to September 30, 2019

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented.

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

Revenue
SaaS and license revenue	$100,126	$84,924	18%	$287,780	$247,313	16%
Hardware and other revenue	58,725	42,956	37	164,647	114,562	44
Total revenue	$158,851	$127,880	24%	$452,427	$361,875	25%

The $31.0 million increase in total revenue for the three months ended September 30, 2020 as compared to the same period in the prior year was primarily the result of a $15.8 million, or 37%, increase in our hardware and other revenue and a $15.2 million, or 18%, increase in our SaaS and license revenue. Our software license revenue included within SaaS and license revenue decreased $1.3 million to $9.5 million during the three months ended September 30, 2020 as compared to $10.8 million during the same period in the prior year, which decreased primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $12.9 million increase in our Alarm.com segment SaaS and license revenue for the three months ended September 30, 2020 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2019. The increase in hardware and other revenue for the three months ended September 30, 2020 as compared to the same period in the prior year was from the Alarm.com segment and was due an increase in the volume of video cameras sold as well as the increased revenue from our acquisition of 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye, on October 21, 2019. The $2.3 million increase in SaaS and license revenue for our Other segment for the three months ended September 30, 2020 as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions and our property management and heating, ventilation and air conditioning, or HVAC, solutions. Hardware and other revenue, net of intersegment eliminations, for the three months ended September 30, 2020 in our Other segment decreased $1.7 million, or 52%, as compared to the same period in the prior year, primarily due to a decrease in sales related to our property management solution.

The $90.6 million increase in total revenue for the nine months ended September 30, 2020 as compared to the same period in the prior year was primarily the result of a $50.1 million, or 44%, increase in our hardware and other revenue and a $40.5 million, or 16%, increase in our SaaS and license revenue. Our software license revenue included within SaaS and license revenue decreased $3.8 million to $29.0 million during the nine months ended September 30, 2020, as compared to $32.8 million during the same period in the prior year, which decreased primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $35.7 million increase in our Alarm.com segment SaaS and license revenue for the nine months ended September 30, 2020 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2019. The increase in hardware and other revenue for the nine months ended September 30, 2020, as compared to the same period in the prior year was primarily from the Alarm.com segment and was due to an increase in the volume of video cameras sold, as well as the increased revenue from our acquisition of 85% of the issued and outstanding capital stock of OpenEye, on October 21, 2019. The $4.8 million increase in SaaS and license revenue for our Other segment for the nine months ended September 30, 2020, as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions and our property management and HVAC solutions. Hardware and other revenue, net of intersegment eliminations, for the nine months ended September 30, 2020 in our Other segment decreased $3.1 million, or 31%, as compared to the same period in the prior year, primarily due to a decrease in sales related to our property management solution.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Cost of revenue(1)
Cost of SaaS and license revenue	$14,344	$12,438	15%	$39,673	$37,428	6%
Cost of hardware and other revenue	46,839	35,085	34	128,495	93,601	37
Total cost of revenue	$61,183	$47,523	29%	$168,168	$131,029	28%
% of total revenue	39%	37%		37%	36%
_______________
(1)Excludes amortization and depreciation shown in operating expenses.

The $13.7 million increase in cost of revenue for the three months ended September 30, 2020 as compared to the same period in the prior year was the result of a $11.8 million, or 34%, increase in cost of hardware and other revenue and a $1.9 million, or 15%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.3 million for each of the three months ended September 30, 2020 and 2019. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped during the three months ended September 30, 2020 as compared to the same period in the prior year as well as the increased cost of revenue from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. Cost of hardware and other revenue as a percentage of hardware and other revenue was 80% for the three months ended September 30, 2020 and 82% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for the three months ended September 30, 2020 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 3% for each of the three months ended September 30, 2020 and 2019. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended September 30, 2020 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

The $37.1 million increase in cost of revenue for the nine months ended September 30, 2020 as compared to the same period in the prior year was the result of a $34.9 million, or 37%, increase in cost of hardware and other revenue and a $2.2 million, or 6%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $1.0 million for each of the nine months ended September 30, 2020 and 2019. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped during the nine months ended September 30, 2020 as compared to the same period in the prior year as well as the increased cost of revenue from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. Cost of hardware and other revenue as a percentage of hardware and other revenue was 78% for the nine months ended September 30, 2020 and 82% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for the nine months ended September 30, 2020 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 3% for each of the nine months ended September 30, 2020 and 2019. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the nine months ended September 30, 2020, as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Sales and marketing	$18,410	$14,533	27%	$52,405	$43,392	21%
% of total revenue	12%	11%		12%	12%

The $3.9 million increase in sales and marketing expense for the three months ended September 30, 2020 as compared to the same period in the prior year was primarily due to increases in headcount for our sales team and our service provider partner support team to support our growth. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $2.2 million for the three months ended September 30, 2020, net of decreased travel expenses of $1.2 million due to the COVID-19 pandemic. Additionally, marketing costs increased by $1.2 million for the three months ended September 30, 2020 for our Alarm.com segment as compared to the same period in the prior year due to an increase in advertising. Sales and marketing expense from our Other segment increased $0.4 million for the three months ended September 30, 2020 as compared to the same period in the prior year, primarily due to increases in headcount for our sales team.

The $9.0 million increase in sales and marketing expense for the nine months ended September 30, 2020 as compared to the same period in the prior year was primarily due to increases in headcount for our sales team and our service provider partner support team to support our growth. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $7.8 million for the nine months ended September 30, 2020, net of decreased travel expenses of $2.6 million due to the COVID-19 pandemic. Additionally, costs for external consultants increased by $0.4 million for the nine months ended September 30, 2020 for our Alarm.com segment as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $0.8 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to increases in headcount for our sales team. The number of employees in sales and marketing functions increased from 340 as of September 30, 2019 to 450 as of September 30, 2020.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
General and administrative	$17,410	$18,701	(7)%	$55,634	$51,785	7%
% of total revenue	11%	15%		12%	14%

The $1.3 million decrease in general and administrative expense for the three months ended September 30, 2020 as compared to the same period in the prior year was primarily due to a $2.2 million decrease in costs related to an offsite internal strategy and product roadmap conference in 2019 that did not take place in 2020 and a $1.1 million decrease in the provision for credit losses for our Alarm.com segment. These decreases were partially offset by a $1.2 million increase in personnel and related costs and an $0.8 million increase in legal expenses within our Alarm.com segment resulting from intellectual property litigation during the three months ended September 30, 2020 which did not occur during the three months ended September 30, 2019. Additionally, recruiting costs and costs for external consultants increased by $0.3 million for the three months ended September 30, 2020 for our Alarm.com segment as compared to the same period in the prior year. General and administrative expenses from our Other segment decreased $0.4 million for the three months ended September 30, 2020 as compared to the same period in the prior year primarily due to an decrease in the provision for credit losses.

The $3.8 million increase in general and administrative expense for the nine months ended September 30, 2020 as compared to the same period in the prior year was primarily due to a $3.9 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth and the reversal of a $3.3 million reserve for a promissory note with one of our hardware suppliers within our Alarm.com segment during the nine months ended September 30, 2019 which did not occur during the nine months ended September 30, 2020. Additionally, costs for external consultants increased by $1.3 million for the nine months ended September 30, 2020 for our Alarm.com segment as compared to the same period in the prior year. These increases were partially offset by a $2.4 million decrease to the contingent consideration liability from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019 within our Alarm.com segment as well as a $2.2 million decrease in costs related to an offsite internal strategy and product roadmap conference incurred during the nine months ended September 30, 2019 which did not occur during the nine months ended September 30, 2020. General and administrative expenses from our Other segment increased $0.3 million for the nine months ended September 30, 2020 as compared to the same period in the prior year primarily due to an increase in rent expense. The number of employees in general and administrative functions increased from 121 as of September 30, 2019 to 161 as of September 30, 2020.

Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Research and development	$36,914	$29,461	25%	$113,280	$84,375	34%
% of total revenue	23%	23%		25%	23%

The $7.5 million increase in research and development expense for the three months ended September 30, 2020 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $7.1 million for the three months ended September 30, 2020 as compared to the same period in the prior year. Additionally, the increase in research and development expense is due to a $0.5 million increase in expenses for external consultants for the three months ended September 30, 2020, as compared to the same period in the prior year. These increases for our Alarm.com segment were partially offset by a $1.0 million decrease in research and development expense due to in-process research and development we acquired during the three months ended September 30, 2019 that did not occur during the three months ended September 30, 2020. Research and development expense from our Other segment increased $0.7 million for the three months ended

September 30, 2020 as compared to the same period in the prior year, primarily due to personnel and related costs, including salary, benefits and stock-based compensation.

The $28.9 million increase in research and development expense for the nine months ended September 30, 2020 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $21.7 million for the nine months ended September 30, 2020, as compared to the same period in the prior year and our expenses for external consultants increased by $1.5 million. Additionally, the increase in research and development expense is due to $4.4 million of in-process research and development we acquired during the nine months ended September 30, 2020, partially offset by the $1.0 million of in-process research and development we acquired during the nine months ended September 30, 2019. Research and development expense from our Other segment increased $1.6 million for the nine months ended September 30, 2020 as compared to the same period in the prior year, primarily due to personnel and related costs, including salary, benefits and stock-based compensation. The number of employees in research and development functions increased from 582 as of September 30, 2019 to 750 as of September 30, 2020.

Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Amortization and depreciation	$6,878	$5,467	26%	$20,023	$15,833	26%
% of total revenue	4%	4%		5%	5%

Amortization and depreciation increased $1.4 million and $4.2 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to the intangible assets that were acquired in connection with the purchase of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Interest expense	$(556)	$(715)	(22)%	$(2,069)	$(2,322)	(11)%
% of total revenue	—%	(1)%		—%	(1)%

Interest expense decreased $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year primarily due to the decrease in the effective interest rate on the 2017 Facility resulting from decreases in the Eurodollar Base Rate, or LIBOR. These decreases were partially offset by an increase in the carrying value of the 2017 Facility due to the $50.0 million borrowed on March 25, 2020.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Interest income	$118	$2,703	(96)%	$734	$4,317	(83)%
% of total revenue	—%	2%		—%	1%
Interest income decreased $2.6 million and $3.6 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to a decrease in interest income earned on our notes receivable with one of our hardware suppliers as well as a decrease in interest income earned on our cash balance due to a decrease in interest rates.

Other Income, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Other income, net	$24,753	$6,380	288%	$24,910	$6,468	285%
% of total revenue	16%	5%		6%	2%

Other income, net increased $18.4 million for each of the three and nine months ended September 30, 2020 as compared to the same periods in the prior year. The increase in other income, net is primarily due to recording a gain on the sale of an investment in one of our platform partners of $24.7 million within our Alarm.com segment during the three and nine months ended September 30, 2020 which did not occur during the same periods in the prior year as well a $0.6 million impairment of one of our investments recorded during the three and nine months ended September 30, 2019 which did not occur during the three and nine months ended September 30, 2020. These increases in other income, net, were partially offset by the $6.9 million gain recorded during the three and nine months ended September 30, 2019 related to a promissory note with one of our hardware suppliers within our Alarm.com segment which did not occur during the three and nine months ended September 30, 2020.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Provision for income taxes	$6,546	$2,873	128%	$5,471	$3,428	60%
% of total revenue	4%	2%		2%	1%

The provision for income taxes increased $3.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year. Our effective tax rates were 15.4% and 8.2% for the three and nine months ended September 30, 2020, respectively, as compared to 14.0% and 7.8% for the same periods in the prior year. The increase in the provision for income taxes was primarily due to higher income before income taxes during the three and nine months ended September 30, 2020 as compared to the same periods in the prior year.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% of our revenue for each of the three and nine months ended September 30, 2020, as compared to 94% and 93%, respectively, for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 959 employees as of September 30, 2019 to 1,257 employees as of September 30, 2020. Our Other segment increased from 84 employees as of September 30, 2019 to 104 employees as of September 30, 2020. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended September 30,
	2020			2019
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$92,834	$57,726	$73,973	$79,954	$41,016	$63,261
Other	7,292	2,545	5,639	4,970	5,484	4,901
Intersegment Alarm.com	—	(554)	—	—	(1,287)	—
Intersegment Other	—	(992)	—	—	(2,257)	—
Total	$100,126	$58,725	$79,612	$84,924	$42,956	$68,162

	Nine Months Ended September 30,
	2020			2019
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$269,168	$159,800	$224,267	$233,459	$107,884	$181,209
Other	18,612	13,030	17,075	13,854	15,810	14,176
Intersegment Alarm.com	—	(2,118)	—	—	(3,364)	—
Intersegment Other	—	(6,065)	—	—	(5,768)	—
Total	$287,780	$164,647	$241,342	$247,313	$114,562	$195,385

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $9.5 million and $29.0 million for the three and nine months ended September 30, 2020, respectively, as compared to $10.8 million and $32.8 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2020 and 2019.

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

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$247,176	$119,629
Accounts receivable, net of allowance for credit losses of $2,400 and $2,584, respectively, and net of allowance for product returns of $1,341 and $1,075, respectively	81,883	76,373
Working capital	304,284	167,879

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of September 30, 2020 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of September 30, 2020, we had $247.2 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity financings.

We believe our existing cash and cash equivalents, together with our 2017 Facility, and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final three months of fiscal year 2020, we expect our capital expenditure requirements to be approximately $3.0 million, primarily related to the continued build out of our leased office space as well as purchases of computer software and equipment.

In 2013, we paid $3.5 million in cash to purchase 3,548,820 Series A convertible preferred shares from one of our platform partners. In 2014, we entered into a Series 1 Preferred Stock purchase agreement with the platform partner and another investor. The other investor purchased shares of the platform partner’s Series 1 Preferred Stock. As a result of the purchase, our 3,548,820 shares of Series A convertible preferred shares converted into 3,548,820 shares of common stock. On July 31, 2020, the platform partner was acquired by an unrelated third party and, as a result of the sale, we received proceeds of $25.7 million in exchange for our shares of common stock.

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

As of September 30, 2020, $111.0 million was outstanding under the 2017 Facility, no letters of credit were outstanding and $14.0 million remained available for borrowing under the 2017 Facility. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limit our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions without approval of the lenders. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. As of

September 30, 2020, we were in compliance with all covenants under the 2017 Facility. Our outstanding amounts under the 2017 Facility are due at maturity in October 2022. The 2017 Facility is discussed in more detail below under “Debt Obligations.”

Dividends

We did not declare or pay dividends during the three and nine months ended September 30, 2020 and 2019. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing the 2017 Facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities	$66,670	$23,847
Cash flows from / (used in) investing activities	12,236	(5,889)
Cash flows from financing activities	48,641	304

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the nine months ended September 30, 2020, cash flows from operating activities were $66.7 million, compared to $23.8 million for the same period in the prior year. This $42.9 million increase in cash flows from operating activities was due to a $27.6 million increase in cash from operating assets and liabilities and a $20.5 million increase in net income, partially offset by a $5.2 million decrease in non-cash and other reconciling items.

The $27.6 million increase in cash from operating assets and liabilities was primarily due to differences in timing of payments of disbursements and collection of receipts totaling $37.2 million, due in part to the $28.0 million payment made during the nine months ended September 30, 2019 for the agreement reached to settle the legal matter alleging violations of the Telephone Consumer Protection Act that did not occur during the nine months ended September 30, 2020. This increase in cash from operating assets and liabilities was partially offset by a $9.2 million change in inventory resulting from additional purchased inventory during the nine months ended September 30, 2020 that did not occur during the same period in the prior year, which is due in part to the impacts of the COVID-19 pandemic and the uncertainty surrounding the potential disruption to our supply chain. The $5.2 million decrease in non-cash and other reconciling items was primarily due to a $24.7 million gain on the sale of an investment in one of our platform partners during the nine months ended September 30, 2020 that did not occur during the same period in the prior year, which was reclassified and presented as cash flows from investing activities. This decrease in non-cash and other reconciling items was partially offset by a gain of $6.9 million related to a promissory note with one of our hardware suppliers recorded during the nine months ended September 30, 2019 that did not occur during the nine months ended September 30, 2020. Additionally, the decrease in non-cash and other reconciling items was also partially offset by a $6.2 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during the nine months ended September 30, 2020 and a $4.2 million increase in amortization and depreciation expense primarily from intangible assets that were acquired in connection with the purchase of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019.

Investing Activities

Our investing activities typically include acquisitions, capital expenditures, investments, notes receivable issued to companies with offerings complementary to ours and proceeds from the repayment of those notes receivable. Our capital expenditures have primarily been for general business use, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, computer equipment used internally and expansion of our network operations centers.

For the nine months ended September 30, 2020, our cash flows from investing activities was $12.2 million, as compared to cash flows used in investing activities $5.9 million for the same period in the prior year. The $18.1 million change in cash flows from investing activities was primarily due to $25.7 million in proceeds received from the sale of an investment in one of our platform partners during the nine months ended September 30, 2020, which did not occur during the nine months ended September 30, 2019, a payment of $22.4 million in 2019 to acquire a promissory note as well as $3.7 million of funding provided to one of our hardware suppliers that did not occur during the nine months ended September 30, 2020. These increases in cash flows from investing activities were partially offset by $30.7 million received from one of our hardware suppliers for the amounts due under various promissory notes during the nine months ended September 30, 2019 that did not occur during the nine months ended September 30, 2020.

Financing Activities

Cash generated by financing activities includes borrowings under the 2017 Facility and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the nine months ended September 30, 2020, cash flows from financing activities was $48.6 million, compared to $0.3 million for the same period in the prior year. The $48.3 million increase in cash flows from financing activities was primarily due to the borrowing of $50.0 million under our 2017 Facility during the nine months ended September 30, 2020 which was partially offset by our use of $5.1 million to purchase shares of treasury stock during the nine months ended September 30, 2020 that did not occur during the same period in the prior year.

Contractual Obligations

As of September 30, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, other than the $50.0 million borrowed under our 2017 Facility in March 2020 and the amendment to the lease for our corporate headquarters executed in March 2020, which includes maturities of lease liabilities as follows: $0.1 million in 2020, $0.6 million in 2021, $0.8 million in 2022, $0.7 million in 2023, $0.5 million in 2024 and $0.8 million in 2025 and beyond.

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

Debt Obligations

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility matures in October 2022 and includes an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and are being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility is secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. During the three and nine months ended September 30, 2020, we repaid $1.0 million and $2.0 million of the outstanding balance of the 2017 Facility, respectively. During the three and nine months ended September 30, 2019, we repaid $1.0 million and $3.0 million of the outstanding balance of the 2017 Facility, respectively.

The outstanding principal balance on the 2017 Facility accrues interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For each of the three and nine months ended September 30, 2020, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carries an unused line commitment fee of 0.20%. For the nine months ended September 30, 2020, the effective interest rate on the 2017 Facility was 2.92%, as compared to 4.61% for the same period in the prior year.

The carrying value of the 2017 Facility was $111.0 million and $63.0 million as of September 30, 2020 and December 31, 2019, respectively. The 2017 Facility includes a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of September 30, 2020 and December 31, 2019. The 2017 Facility contains various financial and other covenants that require us to maintain a maximum consolidated leverage ratio not to exceed 3.25:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of September 30, 2020, we were in compliance with all financial and non-financial covenants and there were no events of default. The 2017 Facility also contains customary conditions to borrowings and events of default and contains various negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make certain payments including dividends, make investments or engage in transactions with affiliates without approval of the lenders.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, other income, net, provision for income taxes, amortization and depreciation, stock-based compensation expense, secondary offering expense, acquisition-related (benefit) / expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Net income	$35,825	$17,690	$61,021	$40,496
Adjustments:
Interest expense, interest income and other income, net	(24,315)	(8,368)	(23,575)	(8,463)
Provision for income taxes	6,546	2,873	5,471	3,428
Amortization and depreciation expense	6,878	5,467	20,023	15,833
Stock-based compensation expense	7,448	5,035	20,901	14,721
Secondary offering expense	—	—	543	—
Acquisition-related (benefit) / expense	(304)	1,590	2,044	1,590
Litigation expense	2,418	2,033	6,467	10,682
Total adjustments	(1,329)	8,630	31,874	37,791
Adjusted EBITDA	$34,496	$26,320	$92,895	$78,287

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic continues to create significant volatility in the financial markets subsequent to the quarter ended September 30, 2020.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our 2017 Facility with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of September 30, 2020 and December 31, 2019, an increase or decrease in the interest rate on our 2017 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $1.1 million and $0.6 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye. We are currently integrating OpenEye into our internal control over financial reporting and do not expect this integration to materially affect our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. These temporary measures have not materially impacted our internal control over financial reporting during our fiscal quarter ended September 30, 2020.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Nine claims asserted in the litigation were found unpatentable in the PTO rejections. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The PTAB issued decisions affirming the rejections on February 28, 2020 and May 4, 2020. Vivint appealed one of these decisions to the Federal Circuit on July 1, 2020, and requested rehearing from the PTAB on the other decision. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. Oral argument of the appeal is scheduled for December 8, 2020.

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

On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated and Alarm.com Holdings, Inc., among others, as proposed respondents. The complaint alleges that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent limited exclusion order and permanent cease and desist order. On November 22, 2019, the ITC instituted an investigation into EcoFactor’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc. and others as respondents. We answered the complaint on December 19, 2019. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. The administrative law judge presiding over the investigation scheduled an evidentiary hearing to begin on November 16, 2020 and set March 15, 2021 as the target date for completion of the investigation.

On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On December 26, 2019, the court issued an order staying the lawsuit pending the conclusion of the related ITC investigation.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On October 27, 2020, the court issued an order staying the lawsuit until January 25, 2021 in light of the related ITC investigation.

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

On May 8, 2020, a putative class action lawsuit was filed against us by Craig Hicks in the U.S. District Court for the Eastern District of Virginia, alleging violations of the Telephone Consumer Protection Act, or the TCPA, and the Virginia Telephone Privacy Protection Act, or the VTPPA. The complaint seeks statutory damages under the TCPA and VTPPA, injunctive relief, and other relief, including attorneys' fees. We filed a motion to dismiss the complaint on July 2, 2020, and plaintiff filed his response on July 16, 2020. We filed our reply on July 22, 2020. On August 6, 2020, the Court granted our motion to dismiss the complaint in its entirety.

On July 29, 2020, a putative class action was filed against Alarm.com Incorporated d/b/a ICN Acquisition, among other defendants, by Abante Rooter and Plumbing Inc. and Sidney Naiman in the U.S. District Court for the Northern District of California, alleging violations of the TCPA. The complaint seeks statutory damages under the TCPA, injunctive relief, and other relief. We have agreed to waive service of the complaint, and our response is due November 20, 2020.

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we are incurring costs associated with the indemnification of our service provider ADT, LLC in ongoing patent infringement suits.

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and summary judgment and Daubert motions briefing closed on June 3, 2020 and are pending. The pretrial conference is scheduled for March 22, 2021, and trial is set for April 5, 2021.

On July 2, 2020, Portus Singapore Pte. Ltd. and Portus Pty. Ltd., or Portus, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Western District of Texas. Portus alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent Nos. 8,914,526 and 9,961,097, which were assigned to Portus. Portus is seeking damages and attorneys’ fees. ADT answered the complaint on August 31, 2020. The claim construction hearing is set for March 19, 2021. The court has not yet otherwise entered a schedule.

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

The uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic make the potential impact of the pandemic difficult to predict and the extent to which it may negatively affect our industry, our supply of hardware products, our business operations or our operating results is uncertain. Weak global economic conditions, additional business disruptions or closures and spikes or surges in COVID-19 infection, also may exacerbate the impact of the pandemic. Further, we do not yet know the full effects of the COVID-19 pandemic on our suppliers and service providers. However, if the economy fails to fully recover or there is another shutdown of non-essential businesses due to a resurgence of COVID-19, we anticipate that our SaaS and license revenue growth rate may be lower in future periods if some consumers or small businesses defer or cancel previously anticipated purchases, with a corresponding reduction in hardware revenue.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and nine months ended September 30, 2020 and 2019.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $261.1 million in 2016 to $502.4 million in 2019 and increased from $361.9 million for the nine months ended September 30, 2019 to $452.4 million for the nine months ended September 30, 2020. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 607 as of December 31, 2016 to 1,361 as of September 30, 2020. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

In March 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper business, which we refer to in this report as the Acquisition. Historically, ADT LLC, or ADT, has accounted for substantially all of the revenue of the Connect business unit. In connection with the Acquisition we amended our master service agreement with ADT to cover services provided with respect to the non-hosted software platform, or Software platform. We recently further amended the master service agreement, or MSA, to extend the initial term through January 1, 2023, to provide for the integration of certain third party products into the ADT Command and Control software platform which we operate and to provide ADT a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of the MSA pursuant to which ADT will pay us a monthly royalty for each subscriber to its ADT branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not enabled by one of our software platforms. We cannot assure you that we will be able to meet the conditions set forth in the amended agreement or that ADT will use the Software platform or other services we offer for its new customers or keep existing customers on the Software platform. If our MSA with ADT expires or terminates, we would continue to generate revenue from each subscriber that is already installed on one of our platforms for the life of that subscriber account but the number of such subscribers would likely decline through time. While we would generate revenue from ADT subscribers not on our platform using service offerings covered by any of our licensed patents from the per subscriber royalty fee charged to ADT under the patent license, these monthly fees will be less on a per subscriber basis than fees we receive from our SaaS solutions. In addition, even if ADT continues to use the Software platform or other services that we offer, we cannot assure you that the revenue from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenue from ADT with revenues from new customers or other existing customers. Any negative developments in ADT’s business, or any significant decrease in revenue from or loss of ADT as a customer could materially and adversely harm our business, financial condition, cash flows and results of operations.

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

Our hardware products depend on the quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. These supply chain risks are heightened in the current environment where evolving travel restrictions and shelter-in-place orders due to the COVID-19 pandemic have and may continue to adversely affect production of and the timing of delivery of components. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components, which generated 16% of our hardware and other revenue for the nine months ended September 30, 2020. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and significantly impacts businesses’ handling of personal information and privacy policies and procedures. The CCPA, as well as data privacy laws that have been proposed in other states, may limit our ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with service provider partners and our suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. Specifically, the CCPA may subject us to regulatory fines by the State of California, individual claims, and increased commercial liabilities. In addition, the California Privacy Rights Act of 2020, or CPRA, has received enough signatures to qualify as a November 2020 ballot initiative in California. If the CPRA is approved by California voters, the CPRA would, among other things, amend the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. If approved, it is expected that the CPRA would take effect on January 1, 2023, and enforcement would begin on July 1, 2023.

European data protection laws, including the General Data Protection Regulation, or GDPR, generally restrict the transfer of personal data from Europe, including the European Economic Area, or EEA, UK and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield framework, a program for transferring personal data from the EEA to the United States. The ruling also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, or SCCs, can lawfully be used for transfers from the EEA to the United States or most other countries. While the CJEU did not invalidate the use of SCCs as a valid mechanism for transferring personal data from the EEA to the United States, the CJEU required entities relying on SCCs to, among other things, verify on a case-by-case basis that the SCCs provide adequate protection of personal data under European Union, or EU, law by providing, where necessary, additional safeguards to those offered by the existing SCCs. For data transfers to the United States, these additional safeguards may need to be added to existing SCCs in order for entities to continue using SCCs as a valid data transfer mechanism. Furthermore, the CJEU advised European data protection authorities that they would need to closely examine the privacy practices of countries outside of the EEA where EEA personal data is transferred; therefore, it is possible that data transfers to the United States from the EEA will be subject to more regulatory scrutiny following the CJEU decision. We have historically relied on both the EU-U.S. Privacy Shield and SCCs for transferring personal data from the EEA, and as a result of the CJEU ruling, we will need to transition any data transfers covered under the EU-U.S. Privacy Shield to be covered under SCCs or rely on another data transfer mechanism. Our transition from the EU-U.S. Privacy Shield for certain data transfers to relying on the use of SCCs for applicable data transfers or implementing another valid data transfer mechanism may slow down our contracting process and increase our legal and compliance costs (including an increase in exposure to substantial fines under EEA data protection laws as well as injunctions against processing or transferring personal data from the EEA), which could adversely affect our cash flows and financial condition. SCCs with additional safeguards and obligations put in place by EEA data protection authorities or customers may impose new restrictions on our business and could affect our operations in the EEA. In September 2020, the Swiss Federal Data Protection and Information Commissioner, or FDPIC, determined that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of data protection for data transfers from Switzerland to the U.S. While the FDPIC does not have the authority to invalidate the Swiss-U.S. Privacy Shield, the FDPIC’s announcement casts serious doubt on the viability of the Swiss-U.S. Privacy Shield as a valid mechanism for Swiss-U.S. data transfers. As a result of the FDPIC decision, we will likely need to transition any data transfers covered under the Swiss-U.S. Privacy Shield to be covered under SCCs. Authorities in the UK whose data protection laws are similar to those of the EEA, may similarly invalidate reliance on the EU-U.S. Privacy Shield Framework as a mechanism for data transfers from the UK to the United States. As a result of these ongoing changes, there will continue to be significant regulatory uncertainty surrounding the validity of data transfers from the EEA, UK and Switzerland to the United States. The inability to import personal data from the EEA, UK or Switzerland may require us to increase our data processing capabilities in those jurisdictions at significant expense. Various other non-EU jurisdictions may also choose to impose data localization laws limiting the transfer of personal data out of their respective jurisdictions, or our EEA, UK or Swiss service provider partners may require similar contractual restrictions regarding data localization. Such laws or contractual restrictions may increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations.

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

Furthermore, Brazil’s comprehensive privacy law, the General Data Protection Law, or LGPD, took effect on September 18, 2020 with federal regulatory enforcement set to begin on August 1, 2021. However, private and state-level enforcement of the law began in September 2020. The LGPD creates a new legal framework for the use, processing and storage of Brazilians’ personal data, and it adds significant privacy and security obligations for companies processing personal data in Brazil. The LGPD may limit our and our service providers’ ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with our service provider partners and suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. In addition, the LGPD may subject us to regulatory fines by the Brazilian Data Protection Authority and increased commercial liabilities.

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

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. For example, on March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. As a result, our current availability under the 2017 Facility is only $14.0 million. We may require additional capital to respond to the significant uncertainty arising from the COVID-19 pandemic and we may not be able to timely secure additional debt or equity financing on favorable terms or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of September 30, 2020, we had $197.0 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 3% of our total revenue for each of the nine months ended September 30, 2020 and 2019. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone and parts of Asia could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. The outstanding balance of the 2017 Facility was $111.0 million as of September 30, 2020.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $74.66 through September 30, 2020. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this "Risk Factors" section:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 to July 31, 2020	—	$—	—	$69,850,586
August 1 to August 31, 2020	—	—	—	69,850,586
September 1 to September 30, 2020	—	—	—	69,850,586
Total	—	$—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 4, 2020, we and ADT LLC, or ADT, entered into an amendment to our existing master service agreement, the Amendment. The Amendment extends the initial term of the master service agreement through January 1, 2023 and sets forth certain terms relating to the integration of certain Google Nest products and services into the platform we operate on behalf of ADT, and assures that subject to certain conditions and exceptions, ADT will enable its end customers to continue as subscribers on an Alarm.com platform after the initial term expires for the natural lifetime of such end customer account. Concurrently with the Amendment, we entered into a patent license agreement pursuant to which we granted ADT a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of the master service agreement. Under the terms of the patent license, ADT will pay us a monthly royalty for each subscriber to its branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not supported on our platforms.

The foregoing description of the material terms of the Amendment does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Amendment, which, subject to permitted redactions of confidential information, we intend to file as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Alarm.com Holdings, Inc.

Date:	November 5, 2020	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)