Form 10-K
period 2020-12-31
Alarm.com Holdings, Inc.
filed 2021-02-25
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was $2.3 billion, based on a closing price of $64.81 per share of the registrant's common stock as reported on The Nasdaq Global Select Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 18, 2021, there were 49,586,789 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

ALARM.COM HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "objective," "ongoing," "plan," "predict," "project," "potential," "should," "will," or "would," or the negative or plural of these words or other comparable terminology intended to identify statements about the future. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this prospectus, we caution you that these statements are based on a combination of facts and factors currently known to us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•the anticipated impact of the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic on our business, results of operations and financial condition, including on our hardware sales and our SaaS and license revenue growth rate;
•our ability to continue to increase revenue, maintain existing subscribers and sell new services to new and existing subscribers;
•our ability to add new service provider partners, maintain existing service provider partner relationships and increase the productivity of our service provider partners;
•the potential impact of trade policies and related tariffs on our cost of hardware revenue and hardware revenue margins;
•the effects of increased competition as well as innovations by new and existing competitors in our market;
•our ability to adapt to technological change and effectively enhance, innovate and scale our solution;
•our ability to effectively manage or sustain our growth;
•our expected uses for the proceeds from the offering of our convertible senior notes;
•potential acquisitions and integration of complementary business and technologies;
•our ability to maintain, or strengthen awareness of, our brand;
•perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to security breaches in our systems, our subscribers’ systems, unscheduled downtime, or outages;
•our future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;
•our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;
•our ability to develop relationships with service provider partners in order to expand internationally;
•our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•our ability to maintain, protect and enhance our intellectual property;
•costs associated with defending intellectual property infringement and other claims; and
•other risks detailed below in Item 1A. "Risk Factors."

You should refer to the “Summary of Risks Affecting Our Business” below and Item 1A. "Risk Factors" section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to "Alarm.com," the "company," "we," "us," "our" and similar references refer to Alarm.com Holdings, Inc. and, where appropriate, our consolidated subsidiaries.

Summary of Risks Affecting Our Business

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in the “Risk Factors” section of this Annual Report on Form 10-K, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock, as well as our other public filings with the Securities and Exchange Commission, or SEC.

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:
•Our quarterly results of operations have fluctuated and are likely to continue to fluctuate and may be negatively affected by the COVID-19 pandemic, the precautions we have taken in response to the pandemic, the disruption to global supply chains and any negative general economic conditions.
•Our actual operating results may differ significantly from any guidance provided. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.
•We may not sustain our growth rate and we may not be able to manage any future growth effectively.
•We sell security and life safety solutions and if these solutions fail for any reason, we could be subject to liability and our business, reputation and results of operations could suffer.
•Failure to maintain the security of our information and technology networks, including information relating to our service provider partners, subscribers and employees, could expose us to liability and adversely affect us.
•The markets in which we participate are highly competitive and many companies, including large technology companies, broadband and security service providers and other managed service providers, are actively targeting the home automation, security monitoring, video monitoring and energy management markets.
•We rely on our service provider network to acquire additional subscribers, and the inability of our service providers to attract additional subscribers or retain their current subscribers could adversely affect our operating results.
•We receive a substantial portion of our revenue from a limited number of service provider partners, and the loss of, or a significant reduction in, orders from one or more of our major service provider partners would result in decreased revenue and profitability.
•We have relatively limited visibility regarding the consumers that ultimately purchase our solutions, and we often rely on information from third-party service providers to help us manage our business. We operate in an evolving connected home market. If the connected property market does not grow as we expect or if a significant number of our target consumers choose to adopt point products that control discrete functions rather than our connected property solutions, we may not be able to achieve sustained growth or our business may decline.
•We benefit from integration of our solutions with third-party platform providers. If developers of third-party platform providers choose not to partner with us, or are acquired by our competitors, our integrated solutions platform, business and results of operations may be harmed.
•Our strategy includes pursuing acquisitions, and our potential inability to successfully consummate acquisitions or integrate newly-acquired technologies, assets or businesses may harm our financial results.
•If we are unable to adapt to technological change, including maintaining compatibility with a wide range of devices, as well as changes in access to wireless networks through which we provide our wireless alarm, notification and intelligent automation services, our ability to remain competitive could be impaired and we may need to incur significant capital expenditures to update our technology.
•We operate in a regulated industry and our business, operations and service provider partners are subject to various foreign, U.S. federal, state and local laws and regulations, including relating to consumer protection, licensing, Internet and data privacy, tax, tariff, import/export restrictions or other trade barriers. Failure to comply with applicable laws and regulations could harm our business and we may incur significant expenditures related to compliance efforts.
•We are involved from time to time in legal proceedings where a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.
•An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses that could harm our business and results of operations.

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

Our solutions are delivered through an established network of over 10,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gateway modules and smart thermostats.

We enter into contracts with our service provider partners that establish pricing for access to our platform solutions and for the sale of hardware. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length. Our service provider partners are free to market and sell our products under their own guidelines at prices to the consumer that they establish independently. We believe that our network of service providers and the length of our service relationships with residential and commercial property owners, combined with our robust SaaS platforms and over 20 years of operating experience, contribute to a compelling business model.

We have experienced significant growth since our company's inception in 2000. We generated total revenue of $618.0 million, $502.4 million and $420.5 million in 2020, 2019 and 2018, respectively. Our SaaS and license revenue was $393.3 million, $337.4 million and $291.1 million in 2020, 2019 and 2018, respectively, representing a compound annual growth rate of 16.2%. We also generated net income attributable to common stockholders of $77.9 million, $53.5 million and $21.5 million in 2020, 2019 and 2018, respectively, as well as Adjusted EBITDA, a non-GAAP metric, of $125.3 million, $108.3 million and $93.1 million in 2020, 2019 and 2018, respectively. See the Non-GAAP Measures section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP, for the years ended December 31, 2020, 2019 and 2018.

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

The Alarm.com platform enables our service provider partners to deploy our interactive security, video monitoring, intelligent automation, energy management and wellness solutions as stand-alone offerings or as combined solutions to address the needs of a broad range of customers.

Subscriber Solutions

Interactive Security

Interactive security is the entry point for most of our smart home and business subscribers. Our dedicated, two-way cellular connection between the property and our platforms is designed to be tamper resistant and to meet the high reliability standards for life safety services. Our solution integrates with central stations used by our service providers to monitor 24 hours a day, seven days a week, and coordinate emergency response as needed. Subscribers can seamlessly connect to our services to control and monitor their security systems, as well as connected security devices including motion sensors, door locks, garage doors, thermostats and video cameras, through our family of mobile apps, websites and engagement platforms like voice control through Amazon Echo and Google Home, wearable devices like the Apple Watch and TV applications such as Apple TV and Amazon Fire TV.

The capabilities associated with this solution include:

◦Alarm Transmission. We transmit alarm signals from monitored properties through our platforms to approximately 1,000 third-party central monitoring stations staffed 24 hours a day, seven days a week with live operators ready to initiate emergency response.

◦Smart Signal. Smart Signal is a mobile app feature that gives property owners a faster way to communicate critical information directly to their monitoring station. With a single button push in the Alarm.com mobile app, users can verify an alarm to help expedite emergency response or quickly cancel a false alarm. In addition, home or business owners who need emergency assistance can send a one-touch panic signal directly to their monitoring station.

◦Connected Car. Our new battery-powered, cellular Connected Car solution extends smart security beyond the home, enabling subscribers to track their vehicle's location, view engine status and analyze fuel efficiency from the Alarm.com mobile app. Subscribers enjoy peace of mind with real-time driver safety alerts, diagnostic alerts and unexpected activity alerts. Fully integrated with the Alarm.com platform, Connected Car provides smarter, more responsive alerts and more intelligent automation than standalone solutions.

◦Always-On Monitoring. Whether the security system is armed or disarmed, we continuously monitor sensors in the property and can keep subscribers aware of system events in all kinds of situations.

◦Insights Engine. Our proprietary machine learning algorithms help safeguard connected properties by learning the unique activity patterns at the property and automatically notifying the subscriber of unexpected activity. Facial recognition technology enhances unexpected activity alerts by enabling certain security panels with built-in cameras to proactively monitor for unauthorized sharing or theft of an authorized user's security system codes.

◦Real-Time Alerts. Notifications for any type of system event are delivered through push notifications, short message service, or SMS, or email, based on the subscriber's preference.

◦Flex IO. Flex IO is a versatile, completely wireless device that extends awareness across a property and to assets in any location. The battery-powered device leverages LTE Category M capabilities to create new applications of our technology that existing hub-connected sensors cannot address. Flex IO can easily install on a backyard gate, detached garage, remote storage unit, or it can be tethered to other assets like a boat, tractor or lawn mower. Flex IO triggers activity notifications to subscribers as well as video recordings when activity is detected, or an asset is moved.

◦Wellness. Our technology intelligently monitors quality of life through a suite of connected sensors and devices, and delivers proactive insights into activities of daily living. With alerts about changes in behavior that can indicate emerging quality of life issues, family members and homecare and senior living providers can address issues before they escalate and deliver more efficient care.

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

The capabilities associated with our video monitoring solution include:

◦Video Analytics: Our video analytics engine provides object classification and object tracking technology that can distinguish between people, vehicles and animals, determine an object's direction of movement and measure the duration of activity. Subscribers can selectively control and manage notifications and assign virtual zones and multi-directional "tripwires" so they can monitor their properties for highly specific activity.

◦Live Streaming. Subscribers can securely access live video feeds through the web and mobile apps at any time.

◦Video Doorbell: Our next generation video doorbell uses proprietary video analytics that quickly and accurately detect outside visitors while reducing unwanted alerts, such as those caused by passing vehicle traffic or swaying branches. A touch-free feature eliminates the need to physically press a doorbell button by immediately activating the doorbell chime when a visitor is detected standing in a designated “doorbell zone.”

◦Secure Cloud Storage. Video clips are uploaded to our cloud-based storage system for secure storage and remote viewing.

◦Video Alerts. Smart clips can be automatically sent via SMS, push notifications or email as soon as they are recorded.

◦Continuous High Definition Recording. Onsite recording up to 24 hours a day, seven days a week is enabled through our Stream Video Recorder, or SVR, and can be played back securely, from anywhere, through the web and mobile apps.

◦Commercial Video Surveillance. Our commercial video surveillance offering provides leading commercial-grade network cameras to support a wide range of business needs, enabling multi-camera installations with continuous recording, cloud-based storage and mobile access. Our commercial-grade stream video recorder offers a hybrid solution with local recording, cloud management and off-site storage of critical events and supports up to 16 cameras to give our service provider partners a highly competitive video service for supporting larger video installations in the small and medium sized business market. Our OpenEye solution supports enterprise-level requirements such as advanced forensic video search, point of sale system integration and customer site mapping, as well as large-scale camera deployments.

Intelligent Automation and Energy Management

Our solution provides enhanced monitoring and control for a large ecosystem of connected devices, including thermostats, lights, locks, power meters, shades and other devices. Increasing awareness of energy usage and providing intelligent control over connected devices enables subscribers to create personalized automation rules and schedules. We believe our solutions can reduce energy waste as well as increase comfort and convenience for our subscribers. The capabilities associated with this solution include:

◦Scenes. A customizable scenes button within the Alarm.com app provides the ability to adjust multiple devices in the property with a single command. For example, a homeowner leaving the house can arm the security system, lock the front door, close the garage door and adjust the thermostat with a single command.

◦Smart Thermostat Schedules. Machine learning algorithms analyze system activity patterns to recommend thermostat schedules that increase energy efficiency when the property is not likely to be occupied.

◦Responsive Savings. Smart thermostats connected to our platforms can automatically respond to sensors and other devices in the property to conserve energy. For example, when the security system is armed away, an arming state used when the property is not occupied, the thermostat can automatically adjust to save energy.

◦Precision Comfort. Remote temperature sensors enable a subscriber to manage comfort in a specific area within their property. For example, a homeowner can set a desired temperature for a child's nursery to improve the child’s comfort. Subscribers can easily customize detailed schedules and rules to have the right temperature in the right location at the right time.

◦Energy Usage Monitoring. Real-time and historical energy usage and solar energy production data for the entire property and individual devices can give subscribers greater insight into the property’s energy profile and encourage more efficient use of energy-consuming devices.

◦HVAC Monitoring Service. Our Heating, Ventilation and Air Conditioning, or HVAC, monitoring service works with select high-efficiency heating and cooling systems and allows HVAC contractors to remotely monitor and manage sophisticated residential and light commercial heating and cooling systems.

◦Whole Home Water Safety Solution. Our comprehensive whole home water safety solution protects properties from a full range of water-related damage. Integrated with Alarm.com’s Smart Water Valve + Meter, our solution can monitor usage, detect both low- and high-volume leaks and automatically shut off the property’s water supply. Working with other connected devices in the Alarm.com ecosystem, our solution can also alert the homeowner about conditions that can lead to frozen and burst pipes, intelligently manage humidity levels and notify homeowners if a sump pump fails.

◦Geo-Services. Geo-Services use a phone’s geo-location to determine when to notify a subscriber of specific system conditions, or to automatically adjust system settings. Subscribers who enable Geo-Services can be notified if they leave home and forgot to lock a door, close the garage door, arm their security system or close a window. Additionally, smart thermostats and lights can be automatically adjusted based on the subscriber's location. Subscribers can create multiple geo-fences and customize the opt-in feature to meet their specific needs.

◦Demand Response Programs. Utilities can reduce or shift power consumption during peak demand periods by accessing connected thermostats and other connected devices and appliances that participate in the utility's program. Managed at scale, these voluntary programs can significantly reduce costs for utilities. In addition to enabling subscribers to participate in these programs through our energy management solution, our EnergyHub subsidiary aggregates a diverse set of smart thermostats, connected water heaters, batteries and electric vehicles, enabling utilities to leverage these devices as an enterprise-grade, grid resource through EnergyHub's SaaS platform.

Commercial Solutions

In addition to our residential solutions, we offer Alarm.com for Business, a security solution for small and medium businesses, ranging from single-site to multi-location businesses. Alarm.com for Business combines intelligent intrusion detection, video surveillance, access control and energy management into a single solution through Alarm.com's app and online interfaces. Our Smarter Access Control solution, part of the unified Alarm.com for Business platform, helps solve many of the challenges faced by small business owners, with an array of always-on operational tools that can improve management and control. Our solution enhances and simplifies business operations, streamlines security, saves energy and provides insights into customer habits. Additionally, our business insights tools provide actionable intelligence, including open and close trends by location, peak periods of activity and customer traffic and energy savings opportunities. Key benefits of the commercial offering include:

◦Daily Safeguards. Smarter business security keeps subscribers' properties and business locations secure with automatic arming at a certain time each day or after a certain period of inactivity.

◦Commercial Grade Video Solutions. Connected commercial cameras communicate with the security system, capturing clips as activity occurs, and clips are uploaded to our cloud-based storage system for secure storage and remote viewing. Subscribers can receive real-time alerts and instantly view footage through the web or mobile apps if the alarm goes off, a door is unlocked, or unexpected activity occurs outside of normal business hours. Business owners can assess the situation and take appropriate action at any time of day and from any location.

◦Energy Savings. Our smarter thermostat helps subscribers reduce energy costs automatically, even if someone forgets to adjust the temperature when they're closing up at the end of the day, generating a return on investment.

◦Protection for Valuables and Inventory. Quick notifications keep business owners in the know about individuals entering or exiting the back office, the supply room, or any other specific rooms or doors.

◦Temperature Monitoring. Our new temperature monitoring solution provides monitoring 24 hours a day, seven days a week, real-time alerts and historical temperature reporting to support the temperature control needs of restaurants, grocery stores, pharmacies and other single-system and multi-location commercial customers. Business owners receive alerts for out-of-range temperatures so they can quickly prevent unsafe conditions, reduce spoilage and repair malfunctioning equipment.

◦Multi-site Management and Access Control. Commercial subscribers with multiple business locations and access points can easily manage Alarm.com’s commercial video and access control solutions from a single dashboard and customize video feeds to seamlessly monitor multiple properties and use sophisticated rules, user permissions and schedules to manage access across multiple locations and security partitions. Business owners and managers can easily add and delete access for new employees and departing employees in a few clicks and provide limited access for third parties such as delivery personnel, without calling the alarm company or worrying about spare keys.

◦Operational Insights. Visibility into activity patterns and trends can help business owners make smarter decisions around staffing, promotions, energy use and more. Reports show activity patterns across the business, helping owners spot new opportunities for staffing, traffic flow and promotions.

◦Early Problem Identification. Unexpected activity alerts provide business owners and managers with the early identification of activity such as unexpected entry after hours, or doors propped open that could cause energy waste or safety concerns, helps business owners quickly respond to problematic situations. Alarm.com provides a time stamped log of which users armed or disarmed the system or entered the property using their keycard.

◦Simple to Use. Alarm.com’s smartphone app is intuitive to use, with visibility and control of every solution available within a single dashboard.

◦Professionally Supported. Smarter business security powered by Alarm.com is supported by our authorized service provider partners from start to finish, with installation, configuration and technical support included. Our service provider partners are trained and equipped with Alarm.com’s advanced digital tools.

◦Easy to Maintain. Alarm.com’s solutions are cloud-based, so no additional IT resources are needed.

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

◦Intelligent Cloud Architecture. OpenEye’s hybrid architecture intelligently combines local recording with managed cloud services. It provides long-term storage of high-resolution video, low bandwidth consumption and a full suite of centralized management capabilities that include remote viewing, administration and health reporting for deployments that can include thousands of video cameras.

◦Enterprise-Level Capabilities. Capabilities such as advanced forensic video search, point of sale system integration and customer site mapping address the specific needs of enterprise-level subscribers and allow loss prevention officers, business analysts and other IT resources to employ video as a key operational and management tool.

◦Large-Scale Video Deployments. Centrally managed recorder firmware, system diagnostics and configuration capabilities allow enterprise commercial customers to actively manage large-scale camera deployments. OpenEye’s user interface is optimized for guard or command stations and other settings where video from multiple cameras is viewed and searched simultaneously on secure workstations or video walls.

Shooter Detection Systems expands our capabilities in the overall small and midsize business and commercial markets, and specifically for large commercial and enterprise customers, by providing an indoor gunshot detection solution to help alert employees and the public against active shooter threats. The solution uses a dual-mode detection technology that combines acoustic sensors with specialized infrared flash detectors, in tandem with fully proprietary gunshot detection software algorithms to maximize detection without driving false positives.

Service Provider Solutions

We also offer a comprehensive suite of enterprise-grade business management solutions for our service provider partners. We are committed to helping our service provider partners grow their businesses, efficiently manage their customer bases and maximize the value of their Alarm.com accounts. We believe these services strengthen our partnerships with service providers as they build their businesses on our platforms. Capabilities associated with these solutions include:

◦Service Provider Portal. Our permission-based online portal provides account management, sales, marketing, training and support tools. Through this portal, our service provider partners can activate and manage their Alarm.com customer accounts, order equipment, access invoices and billing, remotely program customer systems, obtain sales and marketing services and engage in training.

◦Installation and Support. The ease of installation and cost of supporting connected property solutions are critical considerations for our service provider partners. We support the end-to-end process for deploying and managing our solutions with tools that make installation and support more efficient.

•MobileTech Application and Remote Toolkit. Our installation and troubleshooting mobile app, designed for service provider technicians, facilitates the successful installation, programming and support of equipment while either on-site at subscribers’ properties or while working remotely. Service provider technicians and customer service personnel can access a collection of remote system management tools and panel settings through the Remote Toolkit using the MobileTech application and our service provider portal, including service appointment reminders, device notes, quick links and MobileTech Podcasts. These features help to increase accuracy of installations, decrease time spent on-site and reduce support calls and return visits, which saves subscribers and service providers money while increasing subscriber satisfaction.

▪On-Site Wrap Up. The On-Site Wrap Up feature within the MobileTech application helps technicians keep track of and record the tasks they are required to complete and empowers security providers who want a set of standard actions completed during customer visits. On-Site Wrap Up helps Alarm.com’s service provider partners ensure that their field technicians deliver consistent, high-quality service that reduces support costs and customer attrition.

▪On My Way. The On My Way feature within the MobileTech application modernizes the management of service appointments and customer expectations. It uses technicians’ mobile devices to provide useful navigation to service and installation appointments, sends more accurate arrival time email notifications to customers and helps service providers gauge the efficiency of their workforce.

•Smart Gateway. The Smart Gateway allows service provider partners to create a private and secure Wi-Fi network infrastructure specifically for a subscriber's property that is dedicated to Alarm.com video cameras. It is designed to streamline camera installation and reduce common support issues caused by a subscriber's unmanaged Wi-Fi network, and to enable Alarm.com's service provider partners to more efficiently deploy video cameras and services with better connectivity and maximized wireless spectrum for performance.

◦Business Management. Our services deeply integrate with our service provider partners’ offerings and provide increased business insight into their customer base and key business health metrics.

•Web Services. Our web services allow our service provider partners to integrate their existing customer management software and tools with our platforms. This creates a unified interface for our service provider partners to seamlessly perform functions like creating a new customer account or upgrading a service plan.

•Business Intelligence. Our powerful business intelligence tools provide service providers with crucial insights into the performance of their Alarm.com subscriber account base. Business Intelligence provides key operational metrics related to account plan adoption, attrition and service quality to help service provider partners grow their business and improve customer retention.

•Video Health Reports: Video Health Reports give Alarm.com’s service provider partners and their commercial video customers a monthly snapshot of the condition of video cameras and stream video recorders. System summaries and device-by-device information provide awareness of potential issues to ensure continuous, uninterrupted video coverage, reduce maintenance and support calls, and eliminate the need for manual checks by the customer.

◦Sales, Marketing & Training. Our comprehensive customer lifecycle sales and marketing services are available to help our service provider partners effectively market and sell our solutions.

•Marketing Portal. We provide a broad suite of marketing and sales tools and resources for our service provider partners, including our MobileSales app, co-brandable landing pages, mobile optimized websites with integrated lead capture, social media, videos, images, collateral, direct mail and event materials.

•Alarm.com Academy. We offer comprehensive in-person training programs to our service provider partners. Additionally, we offer online courses through a learning management system, enabling our service provider partners to access training on the full suite of Alarm.com solutions anytime.

•Customer Connections. We help our service provider partners maximize the value of existing accounts by offering targeted in-app messaging and e-mail communications to existing subscribers. These campaigns are designed to increase engagement, drive upsell opportunities and enable referrals for our service provider partners.

◦Home Builder Program. Our home builder program includes hardware and service plans designed to facilitate partnerships between home builders and our service provider partners. Home builders can rapidly deploy a full-range of our smart home solutions in new communities and model homes, while minimizing risks and costs by depending on our nationwide network of service provider partners for hardware installation and ongoing support.

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

Benefits to Subscribers:

◦Single Connected Platform. Our cloud-based platforms provide subscribers with a single point of integrated control across a diverse ecosystem of IoT devices. Solutions are easily personalized to suit the individual subscriber’s needs.

◦Reliable Network Communications. Our platforms utilize a highly secure, highly reliable, dedicated cellular connection which mitigates common vulnerabilities of systems that are connected via the phone line or wired networks, such as power outages, cut phone lines, or broadband connectivity issues.

◦Intelligent and Actionable. Our platforms aggregate real-time, multi-point data about property activity and system status. We have developed a highly scalable data analytics engine to deliver unique features and capabilities based on insights derived from this growing set of data. For example, learning detailed activity patterns in a property enables our platforms to proactively alert the subscriber about unexpected events. Our platforms continue to learn and adapt to become more personalized over time.

◦Broad Device Compatibility. Our platforms support a wide variety of connected devices and communications protocols, allowing seamless integration and automation of many devices, as well as the addition of new devices in the future.

◦Accessible and Affordable. Our platforms offer an affordable alternative to expensive automation systems, legacy residential and commercial control products and disparate point product solutions.

◦Trusted Provider. We have established a reputation and brand as a trusted and reliable technology provider. We respect the privacy of our subscribers and do not sell their data. Our reputation is strengthened through our network of over 10,000 service provider partners, who have significant expertise in the delivery of our SaaS platforms and suite of solutions.

Benefits to Service Provider Partners:

◦New Revenue Generation Opportunities. Our solutions help broaden our service provider partners' offerings beyond traditional security to also include comprehensive smart residential and commercial solutions like intelligent automation, video monitoring and energy management. They can access new market opportunities and drive incremental recurring monthly revenue by expanding their offerings with our solutions. We offer training, tools and other resources to help our service provider partners fully leverage the breadth and depth of our platforms.

◦Expanded Set of Value-Added Services. We provide value-added services to our service provider partners, including training, marketing, installation and support tools and business intelligence analytics. This support helps our service provider partners more efficiently acquire, install and support their customers on our platforms.

◦Improved Service Provider Economics. Our cloud-based platforms can help reduce our service provider partners’ service delivery and support costs. Remote Toolkit enables our service provider partners to remotely configure, support and upgrade their customer's hardware or software, eliminating the cost of an in-person service call for many routine support issues. In addition, we believe our service provider partners can generate more revenue from each subscriber by providing services beyond traditional security.

◦Broad Device Interoperability. We have an open platform which allows service provider partners to respond to market innovation and consumer demands for connected devices. Device hardware is deeply integrated into our platforms to provide a more cohesive experience than stand-alone products deliver. For example, in 2020, we released Flex IO, a versatile, completely wireless device that extends awareness across a property and to assets in any location by leveraging LTE Category M capabilities to create new applications of our technology that existing hub-connected sensors cannot address. Our platforms also support various broadly adopted communications protocols commonly used in many automation devices, including Z-Wave, Wi-Fi and cellular. Our open platforms and interoperability give our service provider partners a wide selection of devices to suit their customers' needs now and in the future.

◦Dedicated Service Provider Support. We operate support centers focused on providing timely support to our service providers and their technicians. We are focused on ensuring our service providers receive fast and reliable service to address the broad needs of subscribers across a wide range of devices and solutions.

Competitive Advantages

We believe the benefits we can deliver to our subscribers and our service provider partners create a significant competitive advantage in the connected property market.

◦Scale of Subscriber Base and Service Provider Coverage. Our platforms currently support millions of residential and commercial subscribers and we have over 10,000 service provider partners who market, sell and support Alarm.com solutions. In 2020, our platforms processed more than 200 billion data points generated by over 100 million connected devices. We believe the combination of the size of our subscriber base, service provider network and the volume of data generated by the integrated devices on our platforms creates a competitive advantage for us.

◦Security Grade, Cloud-Based Architecture. We built our platforms with a cloud-based, multi-tenant architecture that allows for real-time updates and upgrades. Our platforms were purpose-built from the ground up with life safety standards at the core.

◦Highly Scalable Data Analytics Engine. We processed more than 200 billion data points in 2020. As consumer preferences shift towards more proactive, intelligence-based features, we believe that our investments in proprietary analytics give us a competitive advantage.

◦Trusted Brand. We believe that our leading position in our space is an indicator that we have developed a trusted brand with service providers and consumers for innovative and reliable technology and service. Our iOS and Android mobile apps have each been downloaded millions of times and both apps consistently have impressive user ratings.

◦Commitment to Innovation. We are a pioneer in the intelligently connected property market and we continue to make significant investments in innovative research and development. Our investment has resulted in 437 issued patents as of December 31, 2020 and numerous patent applications pending which we believe can help ensure that our technology remains competitively differentiated and legally protected.

Growth Strategy

We intend to maintain our leadership position by continuing to develop and deploy innovative technologies and by expanding our ecosystem of partners. Our key growth strategies include:

◦Drive SaaS and license revenue growth and add new service providers. We will continue to focus on helping our service provider partners succeed in driving adoption of our full suite of services. We offer sales and marketing resources to help our service provider partners become more effective in selling our solutions and we will continue to make significant investments to support our service provider network. In addition, we plan to continue to expand our network of service provider partners.

◦Upgrade traditional security customers to our solutions. We believe there is a significant opportunity for our service provider partners to expand adoption of our connected solutions within their customer base. We intend to leverage our status as a trusted provider to drive consumer interest in our offerings and enable our service provider partners to upgrade their legacy security customers to our connected property solutions.

◦Continue to invest in our platforms. As a pioneer in connected home and business solutions, we have made significant investments in building our platforms for over 20 years. We intend to continue to invest heavily to add additional innovative offerings and broaden our suite of solutions. As the market for IoT grows and more devices become connected, we are building technology and partnerships to connect these devices to our platforms.

◦Expand international presence. We are investing in international expansion because we believe there is a significant global market opportunity for our products and services. Today, our products are currently localized and available in over 40 countries outside of North America, including Argentina, Australia, Belgium, Brazil, Chile, Colombia, Iceland, Ireland, Netherlands, New Zealand, Norway, Switzerland and Turkey. We intend to continue to grow our number of international subscribers by strengthening our presence in existing markets and expanding to additional markets.

◦Expand into the commercial market segment. We believe there is significant opportunity to expand our products and services to small and medium businesses, ranging from single-site to multi-location enterprises. We intend to leverage many of our existing solutions, including our Alarm.com for Business solution, to provide such businesses with visibility into their key operational activities, keep businesses secure, provide facility access to employees and vendors remotely and manage their energy costs.

◦Channel expansion. Today, many consumers purchase connected devices through a security service provider. Continued growth in the connected property market has invited new participants into the space that can complement our current partner ecosystem. We intend to continue to develop partnerships with heating, ventilation and air conditioning installers, property management companies, utility companies, insurance providers and other services companies to expand avenues into residential and commercial properties.

◦Pursue selective strategic acquisitions. We may selectively pursue future acquisitions of businesses, technologies, or products that complement our platforms or align with our overall growth strategy. Such acquisitions could expand our team and/or technology portfolio to help us add new features to our platforms, accelerate the pace of our innovation or help us access attractive markets.

Market Opportunity

Our addressable market consists of both residential and commercial properties. Our residential subscribers are typically owners of single-family homes and our commercial subscribers often include retail businesses, restaurants, schools and universities, commercial facilities and professional offices.

We believe there is an opportunity to significantly increase the adoption of our solutions as more residential and commercial property owners adopt intelligently connected property solutions and as the major technology trends of mobile access, the IoT, big data and cloud technology continue to create opportunities to connect people with their properties in new ways. According to research data published by Strategy Analytics in 2020, the global installed base for smart home devices will grow at a 24.5% compound annual growth rate from 2020 to 2025. We believe that this trend highlights a significant opportunity for market participants, including Alarm.com and our service provider partners.

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

Hardware and Manufacturing

We are involved in designing and manufacturing various types of hardware that enable our solutions, including:

◦Cellular Communication Modules. We offer cellular communications modules that are tightly integrated with security system control panels, sensors and other devices. We regularly pioneer technical advances in this space, including the expansion of our deployment of security services hardware with 4G LTE cellular network connections. All of our modules, designed by our device engineering team and manufactured in the United States by a contract manufacturing partner, provide a dedicated and fully managed two-way cellular connection between the subscriber’s property and our cloud platforms. The modules run our proprietary firmware and enable:

•Real-time analysis of system events reported by security sensors and other devices.

•Local automation rule execution.

•The management of message transmissions to our cloud platforms for further processing.

◦Flex IO. A versatile, completely wireless device that extends awareness across a property and to assets in any location. It can easily install on a backyard gate, detached garage, remote storage unit, or it can be tethered to other assets like a boat, tractor or lawn mower, and triggers activity notifications to subscribers as well as video recordings when activity is detected, or an asset is moved.

◦Image Sensor. Our image sensor, designed by our device engineering team and manufactured in the United States by a contract manufacturing partner, is a wireless, battery-operated, passive infrared motion sensor that captures images based on various system triggers. These images are transmitted by our cellular communications module to our cloud platforms. Subscribers can securely view images through our website and mobile apps, as well as customize their notification settings to have new images automatically sent via SMS and email.

◦Video Cameras. We offer a suite of high definition, Internet Protocol, or IP, video cameras to enable our video monitoring services. Our indoor, outdoor, and video doorbell cameras include options for night vision capabilities as well as wireless or Power over Ethernet communication features. We also offer a network video recording device, the SVR, for on premise, continuous video recording seamlessly connected to our cloud platforms for remote playback through our user interfaces. Our video cameras and SVRs are specified to our platforms through proprietary software.

◦Alarm.com Smart Thermostat. Our Smart Thermostat combines elegant design, sophisticated cloud services and advanced energy management features. It was designed by our Building 36 and device engineering teams to work in concert with other devices in the connected property. It communicates with the Alarm.com communications module via Z-wave and supports both battery power and common wire power installation.

•Remote temperature sensors can pair with our Smart Thermostat to enable temperature set points for any room in the property, not just the room where the thermostat is installed. Our Smart Thermostat supports multiple remote temperature sensors for precise temperature control for a residential or commercial property.

•We designed our Smart Thermostat to be easy to install and support remotely. The MobileTech app assists in proper wiring and installation and Remote Toolkit enables remote access to the thermostat settings for easy troubleshooting and support.

◦Smart Water Valve + Meter. Our Smart Water Valve + Meter is an innovative addition to the Alarm.com Water Management solution, identifying low and high-volume water leaks and constantly monitoring overall water use and current usage rates in homes and businesses. Deep integration with the Alarm.com platform leverages intelligence and insights to help reduce the risk of losses from water emergencies, while also improving water conservation efforts.

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

Service Provider Network

Our trusted service provider partner network is key in driving the adoption of connected home and commercial solutions. Our solutions are sold, installed, and serviced by a network of independent licensed, professional service provider partners. Our channel network currently consists of over 10,000 active service provider partners, including smaller local providers, larger regional providers and national service providers with thousands of employees. We have also seen growth in other areas of our channel network, including new providers in the intelligent automation, HVAC, property management and insurance markets.

We believe this highly trusted, established network is a core strength that enables an efficient and scalable customer acquisition model, allowing us to focus on technology innovation. We also believe that the combination of our solutions and our service provider partners’ expertise is the most effective way to drive mass market adoption of the intelligently connected property.

The traditional security and home automation market is highly fragmented with approximately 15,000 security service providers nationally. According to the February 2020 Barnes Buchanan Conference Report, the top 5 dealers represented approximately 34% of all industry recurring monthly revenue in 2020. The distribution of revenue among our service provider partners is reflective of the industry overall. ADT LLC represented greater than 15% but not more than 20% of our revenue in 2018, 2019 and 2020.

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

Our Competition

The market in which we participate for connected property solutions is fragmented, highly competitive and constantly evolving. We expect competition to continue from existing competitors as well as potential new market entrants in the interactive security, video monitoring, intelligent automation and energy management markets. Our current competitors include providers of other technology platforms for the connected property with interactive security, including Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), Avigilon Corporation, Brivo Inc., Digital Monitoring Products Inc., Eagle Eye Networks Inc., Honeywell International Inc., Resideo Technologies Inc., SecureNet Technologies, LLC, Telular Corporation (acquired by AMETEK, Inc.), United Technologies Corporation, and Verkada Inc., which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers and may also be sold through our partners, including companies like Abode Systems, Inc., Arlo Technologies, Inc., Cove Smart, LLC, Scout Security, Inc. and SimpliSafe, Inc. In addition, our service provider partners compete with security solutions sold directly to subscribers, as well as managed service providers, such as cable television, telephone and broadband companies like AT&T Inc., Comcast Cable Communications, LLC and Rogers Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. and Wyze Labs, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories, including video cameras and doorbells, to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large and small technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

As of December 31, 2020, we owned 423 issued United States utility patents, one issued United States design patent, eight issued Canadian patents and five issued Australian patents and these patents are scheduled to expire between 2021 and 2039. We continue to broaden our intellectual property portfolio and file patent applications and as of December 31, 2020, we had 261 pending utility patent applications and 44 provisional patent applications filed in the United States. We also had 13 pending international patent applications and 106 international patent applications pending under the Patent Cooperation Treaty. The claims for which we have sought patent protection apply to both our platforms and solutions. Our patent and patent applications generally apply to the features and functions of our platforms, and solutions and the applications associated with our platforms. We also have, and may be required to seek, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software.

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

Our Human Capital Resources

As of December 31, 2020, we had 1,404 full-time employees, including 461 in sales and marketing, 780 in research and development and 163 in a general and administrative capacity. As of December 31, 2020, we had 1,290 employees in our Alarm.com segment and 114 employees in our Other segment. We also engage consultants and temporary employees from time to time. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

We recognize that attracting, motivating and retaining talent at all levels is critical to continuing our success. By improving employee retention and engagement, we also improve our ability to support our service provider partners and protect the long-term interests of our stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives and offer competitive compensation packages, ensuring fairness in internal compensation practices.

To further engage and incentivize our workforce, we offer a wide range of programs and avenues for support, motivation, and professional recognition. We utilize both instructor-led training and online learning to provide custom training courses to ensure our sales and services teams stay up-to-date on our products and service offerings. For our talent pipeline development, we work closely with individual departments to provide training and hands-on support for managers and leaders, to assess talent, identify development opportunities and discuss succession planning. In addition, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.

Government Regulations

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations or competitive position. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer protection, and taxes, could have a material impact on our business in subsequent periods. Refer to “Item 1A. Risk Factors” for a discussion of these potential impacts.

Corporate Information

Our principal executive offices are located at 8281 Greensboro Drive, Suite 100, Tysons, Virginia 22102. Our telephone number is (877) 389-4033. We completed our initial public offering in July 2015 and our common stock is listed on The Nasdaq Global Select Market under the symbol "ALRM."

On January 1, 2017, we acquired certain assets of ObjectVideo, Inc., or ObjectVideo, that constituted a business now called ObjectVideo Labs, LLC, or ObjectVideo Labs, including products, technology portfolio and engineering team. ObjectVideo was a pioneer in the fields of video analytics and computer vision with technology that extracts meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification. On March 8, 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper business. Connect provides a custom, on-premise interactive security and home automation platform for ADT Pulse® and several other service providers. Piper provides an all-in-one video and home automation hub. On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye. OpenEye provides cloud-managed video surveillance solutions for the enterprise commercial market. In September 2019, we acquired certain assets from an unrelated third party. In March of 2020, we acquired certain additional assets from two separate unrelated parties. Substantially all of the assets acquired in September 2019 and March 2020 consisted of in-process research and development, or IPR&D. We believe the acquisitions of the IPR&D will further our commitment to make significant investments in innovative research and development in the intelligently connected property market to broaden our suite of solutions as well as strengthen our smart intercom capability. On December 14, 2020, we acquired 100% of the issued and outstanding ownership interest units of Shooter Detection Systems, LLC , or SDS. SDS is a provider of an indoor gunshot detection solution that helps alert employees and the public against active shooter threats.

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

The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. While vaccines have been approved for use in the United States and in many other countries, supplies of the vaccine remain limited and it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. To date, the COVID-19 pandemic has, and it may continue to, disrupt our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, as well as cause disruptions to and restrictions on our service providers’ ability to travel and to meet with residential and commercial property owners who use our solutions, cancellations or postponement of certain events, or temporary closures of our facilities or the facilities of our service providers or suppliers. See “We depend on our suppliers, and the loss of any key supplier could materially and adversely affect our business, financial condition, cash flows and results of operations” below. The COVID-19 pandemic has also resulted in significant volatility in global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty may also negatively impact pricing for our platform or cause customers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our revenue, cash flows, results of operations and financial condition. The increased uncertainty and volatility in global markets may also negatively impact our growth opportunities whether organically or through acquisitions. Because our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions, any such adverse effects may not be fully reflected in our results of operation until future periods.

The uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic makes the potential impact of the pandemic difficult to predict and the extent to which it may negatively affect our industry, our supply of hardware products, our business operations or our operating results is uncertain. Weak global economic conditions, additional business disruptions or closures and spikes or surges in COVID-19 infection, also may exacerbate the impact of the pandemic. Further, we do not yet know the full effects of the COVID-19 pandemic on our suppliers and service providers. However, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases.

The ultimate impact to our results will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to effect a widespread roll-out of the available vaccines or otherwise contain COVID-19 or treat its impact, including the impact of any re-opening plans, additional closures and spikes or surges in COVID-19 infection, and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. Accordingly, these potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.

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

•the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient components and products to meet our demands;

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

•issues related to introductions of new or improved products such as supply chain disruptions or shortages of prior generation products or short-term decreased demand for next generation products;

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

•collectability of receivables due from service provider partners and other third parties;

•the strength of regional, national and global economies; and

•the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods, epidemics, pandemics, including COVID-19, and other catastrophic events or man-made problems such as terrorism or global or regional economic, political and social conditions.

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Due to the foregoing factors and the other risks discussed in this Annual Report on Form 10-K, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the years ended December 31, 2020, 2019 and 2018.

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

We sell security and life safety solutions, which are designed to secure the safety of our subscribers and their residences or commercial properties. If these solutions fail for any reason, including due to defects in our software, a carrier outage, a failure of our network operations centers, a failure on the part of one of our service provider partners or user error, some of which have happened from time to time, we could be subject to liability for such failures and our business could suffer.

Our platforms and solutions may contain undetected defects in the software, infrastructure, third-party components or processes. In addition, due to the COVID-19 pandemic, we have enabled substantially all of our employees to work remotely which may make us more vulnerable to cyber-attacks and may create operational or other challenges, any of which could harm our systems or our business. Although we have taken precautionary measures to prepare for these threats and challenges, there is no guarantee that our precautions will fully protect our systems. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. If our platforms or solutions suffer from defects, we could experience harm to our branded reputation, claims by our subscribers or service provider partners or lost revenue during the period required to address the cause of the defects. We have found and may find defects in new, acquired or upgraded solutions, resulting in loss of, or delay in, market acceptance of our platforms and solutions, which could harm our business, financial condition, cash flows or results of operations.

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

A significant natural disaster, such as an earthquake, hurricane, fire, flood, or a public health pandemic, such as COVID-19, or a significant power outage could harm our business, financial condition, cash flows and results of operations. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platforms and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these and other geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service provider partners or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service provider partners and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platforms and solutions, our business, financial condition, cash flows and results of operations would be harmed.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $261.1 million in 2016 to $618.0 million in 2020. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 607 as of December 31, 2016 to 1,404 as of December 31, 2020. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome, including an adverse litigation judgment or settlement, could expose us to monetary damages or limit our ability to operate our business, resulting in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time, including claims directly against us or claims against certain of our service provider partners where we have agreed to indemnify those service provider partners. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, alleging that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. On January 31, 2020, EcoFactor filed a lawsuit against us in the U.S. District Court, Western District of Texas, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorney's fees. On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, alleging that ADT’s sales of ADT Pulse directly and indirectly infringe two patents purchased by Applied Capital. Applied Capital is seeking damages and attorney’s fees. We are indemnifying ADT in this matter. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding each of these matters and the other legal proceedings we are involved in. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business operates in a regulated industry.

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Our advertising and sales practices and that of our U.S. service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, we have in the past incurred costs to settle alleged violations of the Telephone Consumer Protection Act, or TCPA, and no assurance can be given that we will not be exposed to future liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. State-level privacy and data security laws in California and various other U.S. states regulate our, and our service provider partners’, use, collection, and disclosure of subscribers’ personal information. A number of proposed privacy bills in other U.S. states could place restrictions on how we and our service provider partners use personal information and market to consumers in those states. Other laws and regulations, including consumer protection laws, laws and regulations governing advertising and sales practices, as well as privacy and data security laws and regulations apply in the other countries in which we operate. See “Evolving government and industry regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition” below. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

Our current competitors include providers of other technology platforms for the connected property with interactive security, including Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), Avigilon Corporation, Brivo Inc., Digital Monitoring Products Inc., Eagle Eye Networks Inc., Honeywell International Inc., Resideo Technologies Inc., SecureNet Technologies, LLC, Telular Corporation (acquired by AMETEK, Inc.), United Technologies Corporation, and Verkada Inc., which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers and may also be sold through our partners, including companies like Abode Systems, Inc., Arlo Technologies, Inc., Cove Smart, LLC, Scout Security, Inc. and SimpliSafe, Inc. In addition, our service provider partners compete with security solutions sold directly to subscribers, as well as managed service providers, such as cable television, telephone and broadband companies like AT&T Inc., Comcast Cable Communications, LLC and Rogers Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. and Wyze Labs, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories, including video cameras and doorbells, to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large and small technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

Substantially all of our revenue is generated through the sales of our platforms and solutions by our service provider partners, who incorporate our solutions in certain of the products and packages they sell to their customers, and our service provider partners are responsible for subscriber acquisition, as well as providing customer service and technical support for our platforms and solutions to the subscribers. We provide our service provider partners with specific training and programs to assist them in selling and providing support for our platforms and solutions, but we cannot assure you that these steps will be effective. In addition, we rely on our service provider partners to sell our platforms and solutions into new markets in the intelligent and connected property space. If our service provider partners are unsuccessful in marketing, selling and supporting our platforms and solutions, our operating results could be adversely affected.

In order for us to maintain our current revenue sources and grow our revenues, we must effectively manage and grow relationships with our service provider partners. Recruiting and retaining qualified service provider partners and training them in our technology and solutions requires significant time and resources and has been made more challenging by the shelter-in-place orders and travel restrictions which were, and may from time to time be, implemented in many locations to combat the COVID-19 pandemic, which orders and restrictions to varying degrees remain in place. If we fail to maintain our relationships with existing service provider partners or develop relationships with new service provider partners, our revenue and operating results would be adversely affected. In addition, to execute on our strategy to expand our sales internationally, we must develop, manage and grow relationships with service provider partners that sell into these markets.

Any of our service provider partners may choose to offer a product from one of our competitors instead of our platforms and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a license agreement in November 2013 with Vivint Inc., or Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this arrangement, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider partner’s product; however, these monthly fees are less on a per customer basis than fees we receive from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. Similarly, we recently entered into a patent license agreement with ADT pursuant to which we granted a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of our master service agreement with ADT. Under the terms of the license, beginning in 2023, ADT will pay us a monthly royalty for each subscriber to its branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not supported on our platforms. We must also work to expand our network of service provider partners to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service provider partners in our markets, there are a finite number of service provider partners that are able to perform the types of technical installations required for our platforms and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service provider partners, our business could be harmed.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 10,000 service provider partners to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2020, 2019 and 2018, our 10 largest revenue service provider partners accounted for 48%, 52% and 57% of our revenue, respectively. ADT LLC, or ADT, represented greater than 15% but not more than 20% of our revenue in 2018, 2019 and 2020. ADT also represented more than 10% of accounts receivable as of December 31, 2020 and 2019.

We recently amended our master service agreement with ADT, or MSA, to extend the initial term through January 1, 2023 and to provide for the integration of certain third party products into the ADT Command and Control software platform which we operate. In connection with the amendment to the MSA, we agreed to provide ADT a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of the MSA for which ADT will pay us a monthly royalty for each subscriber to its ADT branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not enabled by one of our software platforms. We cannot assure you that we will be able to meet the conditions set forth in the amended agreement. If our MSA with ADT expires or terminates, we would continue to generate revenue from each subscriber that is already installed on one of our platforms for the life of that subscriber account but the number of such subscribers would likely decline over time. While we would generate revenue from ADT subscribers not on our platform using service offerings covered by any of our licensed patents from the per subscriber royalty fee charged to ADT under the patent license, these monthly fees will be less on a per subscriber basis than fees we receive from our SaaS solutions. In addition, even if ADT continues to use other services that we offer, we cannot assure you that the revenue from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenue from ADT with revenues from new customers or other existing customers. Any negative developments in ADT’s business, or any significant decrease in revenue from or loss of ADT as a customer could materially and adversely harm our business, financial condition, cash flows and results of operations.

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

In March 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper business, which we refer to in this report as the Acquisition. Historically, ADT has accounted for, and continues to account for, substantially all of the revenue of the Connect business unit. In connection with the Acquisition we amended our master service agreement with ADT to cover services provided with respect to the non-hosted software platform, or Software platform. We cannot assure you that ADT will use the Software platform for its new customers or keep existing customers on the Software platform. In addition, even if ADT continues to use the Software platform, we cannot assure you that the revenue from ADT or new accounts added by ADT will reach or exceed historical levels of revenue for the Connect business unit in any future period. Any negative developments in ADT’s business, or any significant decrease in revenue from or loss of ADT as a customer could materially and adversely harm our business, financial condition, cash flows and results of operations.

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

Consumers may choose to adopt point products that provide control of discrete functions rather than adopting our connected property solutions. If we are unable to increase market awareness of the benefits of our unified solutions, our revenue may not continue to grow, or it may decline.

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

We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks, or may discontinue or sunset older wireless networks as new technology evolves. For example, certain cellular carriers have announced their intention to shut down their 3G and CDMA wireless networks by the end of 2022 which may require our subscribers to upgrade to alternative and potentially more expensive technologies. See “The technology we employ may become obsolete, and we may need to incur significant capital expenditures to update our technology” below. Any suspension or other interruption of services would adversely affect our ability to provide our services to our service provider partners and subscribers and may adversely affect our reputation. In addition, the inability to provide uninterrupted services, maintain our existing contracts with our wireless carriers or enter into new contracts with such wireless carriers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our industry is characterized by rapid technological innovation. Our platforms and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology, cellular networks or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies. For example, certain cellular carriers have announced their intention to shut down their 3G and CDMA wireless networks by the end of 2022. We intend to work with our service providers to develop a transition plan over the next three years to convert or upgrade the equipment of end user accounts reliant upon 3G or CDMA networks, and we expect to incur incremental costs over the next two years related to the planned 3G and CDMA network shutdown. If our service providers are not able to convert or upgrade the equipment of their customers who are currently using 3G or CDMA network technology, then those accounts may be terminated with us when such networks are no longer available.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. These supply chain risks are heightened in the current environment where continuing travel restrictions and shelter-in-place orders as well as limitations on factory capacity and delays in shipping times due to the COVID-19 pandemic have and may continue to adversely affect production of and the timing of delivery of components. Shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for longer lead times and limited availability, but we cannot assure you that our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while reductions in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components which generated 16% of our hardware and other revenue for the year ended December 31, 2020. From time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The market for solutions that bring objects and systems not typically connected to the Internet, such as home automation, security monitoring, video monitoring, energy management and wellness solutions, into an Internet-like structure is still developing, and it is uncertain how rapidly or how consistently this market will continue to develop and the degree to which our platforms and solutions will be accepted into the markets in which we operate. Some consumers may be reluctant or unwilling to use our platforms and solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs, concerns about data privacy and lack of awareness of the benefits of our platforms and solutions. Our ability to expand the sales of our platforms and solutions into new markets depends on several factors, including the awareness of our platforms and solutions, the timely completion, introduction and market acceptance of our platforms and solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with service providers, the effectiveness of our marketing programs, the costs of our platforms and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our platforms and solutions into new markets, or if consumers do not perceive or value the benefits of our platforms and solutions, the market for our platforms and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

Risks of liability from our operations are significant.

The nature of the solutions we provide, including our interactive security solutions, and new technologies we may acquire, such as in our recent acquisition of Shooter Detection Systems, LLC, potentially exposes us to greater risks of liability for data privacy and security, employee acts or omissions, or technology or system failure than may be inherent in other businesses. Substantially all of our service provider partner agreements contain provisions limiting our liability to service provider partners and our subscribers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot assure you that these limitations will be enforced, and the costs of such litigation could have a material adverse effect on us. Moreover, in the event of any regulatory investigations or actions against us related to these matters, we could be subject to additional risks and liabilities, including significant fines by U.S. federal and state authorities, foreign data privacy authorities in the EU, Canada, and other countries, in addition to the costs of such investigations, all of which could have a material adverse effect on us. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.

Our strategy includes pursuing acquisitions, and our potential inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results. Future acquisitions of technologies, assets or businesses which are paid for partially or entirely through the issuance of stock or stock rights could dilute the ownership of our existing stockholders.

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. For example, on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye, and on December 14, 2020, we acquired Shooter Detection Systems, LLC. We have acquired other businesses in the past. For example, we acquired the assets of HiValley Technology Inc. in March 2015, assets of ObjectVideo, Inc. in January 2017 and Icontrol's Connect and Piper business units in March 2017. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and significantly impacts businesses’ handling of personal information and privacy policies and procedures. The CCPA, as well as data privacy laws that have been proposed in other states, may limit our ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with service provider partners and our suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. Specifically, the CCPA may subject us to regulatory fines by the State of California, individual claims, class actions, and increased commercial liabilities. In addition, the California Privacy Rights Act of 2020, or CPRA, was approved by California voters and will be effective as of January 1, 2023. The CPRA will, among other things, amend the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.

European data protection laws, including the General Data Protection Regulation, or GDPR, generally restrict the transfer of personal data from Europe, including the European Economic Area, or EEA, UK and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield framework, a program for transferring personal data from the EEA to the United States. The ruling also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, or SCCs, can lawfully be used for transfers from the EEA to the United States or most other countries. While the CJEU did not invalidate the use of SCCs as a valid mechanism for transferring personal data from the EEA to the United States, the CJEU required entities relying on SCCs to, among other things, verify on a case-by-case basis that the SCCs provide adequate protection of personal data under European Union, or EU, law by providing, where necessary, additional safeguards to those offered by the existing SCCs. For data transfers to the United States, these additional safeguards may need to be added to existing SCCs in order for entities to continue using SCCs as a valid data transfer mechanism. Furthermore, the CJEU advised European data protection authorities that they would need to closely examine the privacy practices of countries outside of the EEA where EEA personal data is transferred; therefore, it is possible that data transfers to the United States from the EEA will be subject to more regulatory scrutiny following the CJEU decision. We have historically relied on both the EU-U.S. Privacy Shield and SCCs for transferring personal data from the EEA, and as a result of the CJEU ruling, we are transitioning any data transfers covered under the EU-U.S. Privacy Shield to be covered under SCCs. In November 2020, the European Commission released a draft version of revised SCCs. After receiving public comments, the European Commission is currently working to adopt a final version of the revised SCCs. Once final, we will have one year to implement the revised SCCs with all of our customers from the EEA. Moreover, we will need to determine whether UK regulators will also require us to adopt the revised SCCs with our customers in the UK. Our transition from relying on the EU-U.S. Privacy Shield to relying on the SCCs for certain data transfers, future requirements to implement new versions of the SCCs or potential requirements to implement another valid data transfer mechanism may slow down our contracting process and increase our legal and compliance costs (including an increase in exposure to substantial fines under EEA data protection laws as well as injunctions against processing or transferring personal data from the EEA), which could adversely affect our cash flows and financial condition. SCCs with additional safeguards and obligations put in place by EEA data protection authorities or customers may impose new restrictions on our business and could affect our operations in the EEA. In September 2020, the Swiss Federal Data Protection and Information Commissioner, or FDPIC, determined that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of data protection for data transfers from Switzerland to the U.S. While the FDPIC does not have the authority to invalidate the Swiss-U.S. Privacy Shield, the FDPIC’s announcement casts serious doubt on the viability of the Swiss-U.S. Privacy Shield as a valid mechanism for Swiss-U.S. data transfers. As a result of the FDPIC decision, we will likely need to transition any data transfers covered under the

Swiss-U.S. Privacy Shield to be covered under SCCs. Authorities in the UK whose data protection laws are similar to those of the EEA, may similarly invalidate reliance on the EU-U.S. Privacy Shield Framework as a mechanism for data transfers from the UK to the United States. As a result of these ongoing changes, there will continue to be significant regulatory uncertainty surrounding the validity of data transfers from the EEA, UK and Switzerland to the United States. The inability to import personal data from the EEA, UK or Switzerland may require us to increase our data processing capabilities in those jurisdictions at significant expense. Various other non-EU jurisdictions may also choose to impose data localization laws limiting the transfer of personal data out of their respective jurisdictions, or our EEA, UK or Swiss service provider partners may require similar contractual restrictions regarding data localization. Such laws or contractual restrictions may increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations.

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

We have indemnity obligations to certain of our service provider partners for certain claims regarding our platforms and solutions, including security breach, product recall, epidemic failure, and product liability claims. As a result, in the case of any such claims against these service provider partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our service provider partners may seek indemnification from us in the event that such claims are brought against them. In addition, we may elect to indemnify service provider partners where we have no contractual obligation to do so and we will evaluate each such request on a case-by-case basis. If a service provider partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability. See "We have indemnity obligations to certain of our service provider partners for certain expenses and liabilities resulting from intellectual property infringement claims regarding our platforms and solutions, which could force us to incur substantial costs" below for details on indemnity obligations resulting from intellectual property.

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

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. The outstanding balance of the 2017 Facility was $110.0 million as of December 31, 2020. On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our 2017 Facility and also used some of the proceeds to pay accrued interest, fees and expenses related to the 2017 Facility. We terminated the 2017 Facility effective January 20, 2021. We intend to invest a portion of the proceeds in a portfolio of securities and other investments and although we plan to follow an established investment policy and seek to minimize the credit risk associated with investments by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value, become impaired or suffer from illiquidity.

Our overall leverage and certain obligations contained in the related documentation could adversely affect our financial health and business and future operations by, among other things:

•making it more difficult to satisfy our obligations, including under the terms of the 2026 Notes;

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

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. For example, on January 20, 2021, we issued the 2026 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We may require additional capital to respond to the significant uncertainty arising from the COVID-19 pandemic and we may not be able to timely secure additional debt or equity financing on favorable terms or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited. See “Risks Related to our Outstanding Convertible Senior Notes” below for further details on risks related to the 2026 Notes.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2020, we had $216.1 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government enacted the Tax Cuts and Jobs Act, or the Tax Act, into law on December 22, 2017. The 2017 Tax Act included significant changes to the taxation of business entities. These changes included, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a base erosion and anti-abuse tax on base erosion payments if the federal group has sufficient gross receipts. Future changes in tax laws, including as a result of changes proposed by the new Presidential administration, or tax rulings could also materially affect our effective tax rate. In particular, the reduction in the corporate income tax rate resulting from the 2017 Tax Act could be reduced or rescinded by future tax law changes. The overall impact of any potential tax reform is uncertain, and our business and financial condition could be adversely affected.

We may be subject to additional tax liabilities, which would harm our results of operations.

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting project is a project undertaken by the more than 130 member countries of the expanded Organization for Economic Cooperation and Development Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project is likely to impact all multinational businesses by potentially redefining jurisdictional taxation rights. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

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

We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and possibly other anti-bribery laws, including those that comply with the Organization for Economic Cooperation and Development, or OECD, Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing directly or indirectly improper payments or benefits to recipients in the public or private-sector. Certain laws also prohibit us from soliciting or accepting bribes or kickbacks. Our company has direct government interactions and in several cases uses third-party representatives, including dealers, for regulatory compliance, sales and other purposes in a variety of countries. These factors increase our anti-corruption risk profile. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners, and agents will comply with these laws and policies.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 3%, 3% and 2% of our total revenue for each of the years ended December 31, 2020, 2019 and 2018, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation and our service provider partner contracts may require us to indemnify them against certain liabilities they may incur as a result of our infringement or alleged infringement of any third party intellectual property. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Given that our platforms and solutions integrate with many aspects of a property, the risk that our platforms and solutions may be subject to these allegations is exacerbated. As we seek to extend our platforms and solutions, we could be constrained by the intellectual property rights of others. If our platforms and solutions exceed the scope of in-bound licenses or violate any third party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our platforms and solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition, cash flows and results of operations. If we were compelled to withdraw any of our platforms and solutions from the market, our business, financial condition, cash flows and results of operations could be harmed.

We have indemnity obligations to certain of our service provider partners for certain expenses and liabilities resulting from intellectual property infringement claims regarding our platforms and solutions, which could force us to incur substantial costs.

We have indemnity obligations to certain of our service provider partners for intellectual property infringement claims regarding our platforms and solutions. As a result, in the case of infringement claims against these service provider partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our service provider partners may seek indemnification from us in connection with infringement claims brought against them. For example, on July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, alleging that ADT’s sales of ADT Pulse directly and indirectly infringe two patents purchased by Applied Capital. Applied Capital is seeking damages and attorney’s fees. We are indemnifying ADT in this matter. In addition, we may elect to indemnify service provider partners where we have no contractual obligation to indemnify them and we will evaluate each such request on a case-by-case basis. If a service provider partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding this matter and the other legal proceedings we are involved in.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $104.75 through December 31, 2020. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this "Risk Factors" section:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. Accordingly, these shares may be able to be sold freely in the public market upon issuance as permitted by any applicable vesting requirements. See “Conversion of the 2026 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock” below for further details on the risks related to the dilutive impact of the 2026 Notes.

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

We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and may be subject to any restrictions on paying dividends in any future indebtedness. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Risks Related to our Outstanding Convertible Senior Notes

We may not have the ability to raise the funds necessary to settle cash conversions of the 2026 Notes or to repurchase the 2026 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2026 Notes.

On January 20, 2021, we issued the 2026 Notes. The terms of the 2026 Notes are governed by an Indenture, or the Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. Holders of the 2026 Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any, as defined in the Indenture. In addition, upon conversion of the 2026 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 Notes being converted as defined in the Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Notes surrendered therefor or pay cash with respect to 2026 Notes being converted. In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the 2026 Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture governing the 2026 Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2026 Notes is triggered, holders of 2026 Notes will be entitled to convert the 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the 2026 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the 2026 Notes may dilute the ownership interests of our stockholders. Upon conversion of the 2026 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes may encourage short selling by market participants because the conversion of the 2026 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes into shares of our common stock could depress the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Facilities

Our principal office is located in Tysons, Virginia, where we currently occupy 178,737 square feet of commercial space under a lease we entered into in August 2014 which expires in 2026. We previously amended our lease to expand our square footage as we continued to grow. Our Alarm.com segment uses this facility for sales and marketing, research and development, customer service and administrative purposes.

Our Alarm.com segment leases offices in Bloomington, Minnesota and Redwood City, California as well as in other locations. Our Other segment leases an office in Brooklyn, New York as well as in other locations. We also own a commercial building located in Liberty Lake, Washington. These facilities are used for sales and training, research and development, technical support, warehousing and administrative purposes.

ITEM 3. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Nine claims asserted in the litigation were found unpatentable in the PTO rejections. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The PTAB issued decisions affirming the rejections on February 28, 2020 and May 4, 2020. Vivint appealed one of these decisions to the Federal Circuit on July 1, 2020, and requested rehearing from the PTAB on the other decision. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. The appeal has been fully briefed and is now pending decision. On February 12, 2021, we filed an action in U.S. District Court, Eastern District of Virginia challenging the refusal by the PTO to proceed with additional reexaminations of the remaining patent claims asserted in the lawsuit. The PTO has not yet responded to the complaint.

Should Vivint prevail in proving Alarm.com infringes one or more of its patent claims, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution. Since all remaining patent claims in the litigation have expired, Vivint shall not be entitled to injunctive relief as a remedy in this matter. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could continue to be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of the litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated and Alarm.com Holdings, Inc., among others, as proposed respondents. The complaint alleges that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent limited exclusion order and permanent cease and desist order. On November 22, 2019, the ITC instituted an investigation into EcoFactor’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc. and others as respondents. We answered the complaint on December 19, 2019. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing was held in November 2020. The administrative law judge presiding over the investigation has set August 20, 2021 as the target date for completion of the investigation.

On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On December 26, 2019, the court issued an order staying the lawsuit pending the conclusion of the related ITC investigation.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On January 19, 2021, the court issued an order staying the lawsuit until May 19, 2021 in light of the related ITC investigation. On February 12, 2021, Alarm.com requested the PTO reexamine the claims of one of the patents asserted in the lawsuit. The request is pending with the PTO.

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

On July 29, 2020, a putative class action was filed against Alarm.com Incorporated d/b/a ICN Acquisition, among other defendants, by Abante Rooter and Plumbing Inc. and Sidney Naiman in the U.S. District Court for the Northern District of California, alleging violations of the TCPA. The complaint sought statutory damages under the TCPA, injunctive relief, and other relief. The matter was resolved in December 2020. On January 27, 2021, the Court entered an order dismissing the case.

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we are incurring costs associated with the indemnification of our service provider ADT, LLC in ongoing patent infringement suits.

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and summary judgment and Daubert motions briefing closed on June 3, 2020 and are pending. The pretrial conference is scheduled for March 22, 2021, and trial is set for June 15, 2021.

On July 2, 2020, Portus Singapore Pte. Ltd. and Portus Pty. Ltd., or Portus, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Western District of Texas. Portus alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent Nos. 8,914,526 and 9,961,097, which were assigned to Portus. Portus is seeking damages and attorneys’ fees. ADT answered the complaint on August 31, 2020. The claim construction hearing is set for June 11, 2021. Trial is scheduled for April 4, 2022.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The Nasdaq Global Select Market on June 26, 2015 and trades under the symbol “ALRM.” Prior to June 26, 2015, there was no public market for our common stock. On February 18, 2021, the closing price of our common stock on The Nasdaq Global Select Market was $97.69 per share.

Holders

As of February 18, 2021, there were 28 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock was limited by restrictions under the terms of the agreements governing our 2017 Facility with Silicon Valley Bank, as amended, as further disclosed under "Sources of Liquidity" in Part II Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph shows a comparison for the period from December 31, 2015 through December 31, 2020 of the cumulative total return for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) Standard & Poor's 500 Index, or S&P 500 Index assuming an initial investment of $100 on the last trading day for the fiscal year ended December 31, 2015 and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
Dec 31, 2015
Dec 31, 2016
Dec 31, 2017
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Alarm.com Holdings, Inc.
Nasdaq Composite
S&P 500

Recent Sales of Unregistered Securities

In January 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, in a private offering pursuant to Rule 144A under the Securities Act. The offer and sale of the 2026 Notes to the initial purchasers for the 2026 Notes was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the initial purchasers, including that such initial purchasers would only offer, sell or deliver the 2026 Notes to persons whom they reasonably believe to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.

For more information related to the 2026 Notes, see Note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 to October 31, 2020	—	$—	—	$69,850,586
November 1 to November 30, 2020	—	—	—	—
December 1 to December 31, 2020	—	—	—	100,000,000
Total	—	$—	—

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
(2)On December 3, 2020, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions, block trades, tender offers and by any combination of the foregoing, in accordance with federal securities laws, during the three-year period ending December 3, 2023.

ITEM 6. [REMOVED AND RESERVED]

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

Our solutions are delivered through an established network of over 10,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gunshot detection sensors, gateway modules and smart thermostats. We believe that the length of our service relationships with residential and commercial property owners, combined with our robust platforms and over 20 years of operating experience, contribute to a compelling business model.

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

The Alarm.com platform enables our service provider partners to deploy our interactive security, video monitoring, intelligent automation, energy management and wellness solutions as stand-alone offerings or as combined solutions to address the needs of a broad range of customers.

Executive Overview and Highlights of 2020 and 2019 Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 64%, 67% and 69% of our revenue in 2020, 2019 and 2018, respectively.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 6%, 9% and 10% of our revenue in 2020, 2019 and 2018, respectively.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Our hardware and other revenue also includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 36%, 33% and 31% of our revenue in 2020, 2019 and 2018, respectively. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Annual Report include:

•SaaS and license revenue increased 17% to $393.3 million in 2020 from $337.4 million in 2019. SaaS and license revenue increased 16% to $337.4 million in 2019 from $291.1 million in 2018.

•Total revenue increased 23% to $618.0 million in 2020 from $502.4 million in 2019. Total revenue increased 19% to $502.4 million in 2019 from $420.5 million in 2018.

•Net income increased 44% to $76.7 million in 2020 from $53.3 million in 2019. Net income increased 148% to $53.3 million in 2019 from $21.5 million in 2018. Net income attributable to common stockholders increased 45% to $77.9 million in 2020 from $53.5 million in 2019. Net income attributable to common stockholders increased 149% to $53.5 million in 2019 from $21.5 million in 2018.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $125.3 million in 2020 from $108.3 million in 2019. Adjusted EBITDA increased to $108.3 million in 2019 from $93.1 million in 2018.

Please see Non-GAAP Measures below in this section of this Annual Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for the years ended December 31, 2020, 2019 and 2018.

Historical Trends within the Financial Results

Information about current period and prior period acquisitions that may affect the comparability of our historical financial information is included in Item 1. Business. In 2018, we recorded an expense of $28.0 million in general and administrative expense, which relates to the agreement reached to settle the legal matter alleging violations of the Telephone Consumer Protection Act, or TCPA, which may affect the comparability of our historical financial information. Information about the $1.7 million of interest recorded within interest income and the $6.9 million of gain recorded within other income, net, in 2019, which relates to promissory note proceeds received from one of our hardware suppliers and proceeds from an acquired promissory note, and may affect the comparability of our historical financial information, is disclosed in the Comparison of Years Ended December 31, 2020 to December 31, 2019 section below within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Information about the $24.7 million gain on the sale of an investment recorded in other income, net, in 2020, which relates to the sale of an investment in one of our platform partners, and may affect the comparability of historical financial information, is disclosed in the Comparison of Years Ended December 31, 2020 to December 31, 2019 section below within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Geographic Areas

We believe there is significant opportunity to expand our international business, as 3% of our total revenue during the year ended December 31, 2020 originated from customers located outside of North America. Our products are currently localized and available in over 40 countries outside of North America.

Recent Developments

The COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. We have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, supplies of the vaccine remain limited and it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. Prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

While our business and those of our service providers showed some resiliency beginning towards the end of the second quarter of 2020 and continuing through much of the remainder of 2020, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases. The challenges posed by COVID-19 on our business continue to evolve rapidly and we will continue to evaluate our business and operations in light of future developments.

On December 14, 2020, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired 100% of the issued and outstanding ownership interest units of Shooter Detection Systems, LLC, or SDS. SDS provides an indoor gunshot detection solution through the Guardian Indoor Active Shooter Detection System, which uses a combination of acoustic and infrared sensors and proprietary algorithms to detect gunshots and communicate shooting incident details to building occupants and security teams. The acquisition of SDS expands our commercial solutions and helps our partners outfit commercial and enterprise customers with the gunshot detection solution.

In consideration for the purchase of 100% of the issued and outstanding ownership interest units of SDS, we paid $26.6 million in cash on December 14, 2020. Pursuant to the terms of the unit purchase agreement, following the preliminary determination of the working capital of SDS as of the closing date, the purchase price decreased by $0.1 million. The working capital adjustment is expected to be finalized and paid to the equity holders of SDS in the first half of 2021. The purchase price allocation, which is pending the final determination of the working capital, was not finalized as of the filing date of this Annual Report on Form 10-K.

Subsequent to December 31, 2020, on January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. The terms of the 2026 Notes are governed by an Indenture, or the Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our 2017 Facility and also used some of the proceeds to pay accrued interest, fees and expenses related to the 2017 Facility. We terminated the 2017 Facility effective January 20, 2021.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
SaaS and license revenue	$393,257	$337,375	$291,072
Adjusted EBITDA	125,257	108,307	93,081

	Twelve Months Ended December 31,
	2020	2019	2018
SaaS and license revenue renewal rate	94%	94%	93%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, other income, net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the years ended December 31, 2020, 2019 and 2018.

SaaS and License Revenue Renewal Rate

Our SaaS and license revenue renewal rate is an operating metric. We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from our subscribers on our Alarm.com platform who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage and it is calculated across our entire subscriber base on the Alarm.com platform excluding subscribers of service providers that may use one of our other platforms as a substitute for the Alarm.com platform. Our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with our subscribers. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base on the Alarm.com platform, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.

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

The adoption of Topic 326 resulted in the recording of the following amounts on our consolidated balance sheets (in thousands):

Balance Sheet Caption	As of January 1, 2020
Accumulated deficit	$816
Accounts receivable, net	(367)
Other current assets	(83)
Other assets	(366)

The adoption of Topic 326 did not materially impact our consolidated statements of operations, consolidated statement of equity or our consolidated statements of cash flows.

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

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to third parties for use of our patents. In addition, in certain markets, our EnergyHub subsidiary sells its demand response service for an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

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

Hardware and Other Revenue. We generate hardware and other revenue primarily from the sale of video cameras, video recorders and cellular radio modules that provide access to our cloud-based platforms and, to a lesser extent, the sale of other devices, including image sensors, gunshot detection sensors and peripherals. We primarily transfer hardware to our customers upon delivery to the customer, which corresponds with the time at which the customer obtains control of the hardware. We record a reserve against revenue for hardware returns based on historical returns.

Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our OpenEye video surveillance software for an indefinite period of time in exchange for a one-time license fee, which is generally paid at contract inception. Our hardware and other revenue also includes our revenue from Shooter Detection Systems from the sale of licenses that provide our customers the right to use our indoor gunshot detection solution in exchange for license fees, which are generally paid at contract inception. Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee.

As a result of the COVID-19 pandemic, governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures, and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. We have seen and anticipate we may continue to see disruption to our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions, reluctance of service providers and property owners to meet even where such restrictions have been lifted and general economic conditions. In addition, the COVID-19 pandemic has resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, supplies of the vaccine remain limited and it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. As the future impact on global supply chains from COVID-19 is difficult to predict, the extent to which COVID-19 may negatively affect our hardware revenue is uncertain; however, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Our cost of hardware and other revenue also includes royalty costs in connection with technology licensed from third-party providers.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,160 employees as of January 1, 2020 to 1,404 employees as of December 31, 2020, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 391 as of January 1, 2020 to 461 as of December 31, 2020. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 148 as of January 1, 2020 to 163 as of December 31, 2020. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions grew from 621 as of January 1, 2020 to 780 as of December 31, 2020. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our credit facility. On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. The 2017 Facility was available to us to refinance existing debt and for general corporate and working capital purposes as permitted under the terms of the 2017 Facility. Interest expense is expected to increase in 2021 as compared to 2020 due to the issuance of the 2026 Notes.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and our notes receivable.

Other Income, Net

Other income, net primarily consists of gains earned on the sale of our investments, changes in the fair value of our investments and gains earned on our notes receivable and conversion of our outstanding notes receivable balance into an equity investment, partially offset by an impairment of one of our investments.

Provision for / (benefit from) income taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rates were below the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes and valuation allowances recorded against state research and development tax credit carryforwards. We recognize excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price and exercises of stock options under our equity incentive plans each period.

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

Consolidated Statements of Operations

	Year Ended December 31,
	2020		2019		2018
	$	%	$	%	$	%
Revenue:
SaaS and license revenue	$393,257	64%	$337,375	67%	$291,072	69%
Hardware and other revenue	224,746	36	164,988	33	129,422	31
Total revenue	618,003	100	502,363	100	420,494	100
Cost of revenue(1):
Cost of SaaS and license revenue	53,539	9	50,066	10	44,933	11
Cost of hardware and other revenue	173,889	28	133,533	27	100,782	24
Total cost of revenue	227,428	37	183,599	37	145,715	35
Operating expenses:
Sales and marketing (2)	75,967	12	61,815	12	55,902	13
General and administrative (2)	78,643	13	69,959	14	95,750	23
Research and development (2)	152,147	25	114,443	23	89,204	21
Amortization and depreciation	27,520	4	22,134	4	21,721	5
Total operating expenses	334,277	54	268,351	53	262,577	62
Operating income	56,298	9	50,413	10	12,202	3
Interest expense	(2,596)	—	(2,974)	(1)	(2,918)	(1)
Interest income	870	—	4,922	1	2,272	1
Other income, net	25,588	4	6,535	2	143	—
Income before income taxes	80,160	13	58,896	12	11,699	3
Provision for / (benefit from) income taxes	3,500	1	5,566	1	(9,825)	(2)
Net income	$76,660	12%	$53,330	11%	$21,524	5%
_______________

(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense data:
Sales and marketing	$3,025	$2,075	$1,196
General and administrative	7,996	6,474	4,901
Research and development	18,155	12,054	7,332
Total stock-based compensation expense	$29,176	$20,603	$13,429

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2020	2019	2018
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	15%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	77%	81%	78%
Total cost of revenue as a percentage of total revenue	37%	37%	35%

Comparison of Years Ended December 31, 2020 to December 31, 2019

The following tables in this section set forth our selected consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the years ended December 31, 2020 and 2019.

Revenue

	Year Ended December 31,		% Change
Revenue:	2020	2019	2020 vs. 2019
SaaS and license revenue	$393,257	$337,375	17%
Hardware and other revenue	224,746	164,988	36
Total revenue	$618,003	$502,363	23%

The $115.6 million increase in total revenue in 2020 as compared to 2019 was the result of a $59.7 million, or 36%, increase in our hardware and other revenue and a $55.9 million, or 17%, increase in our SaaS and license revenue. Our software license revenue included within SaaS and license revenue decreased $5.4 million to $38.0 million in 2020 as compared to $43.4 million during 2019, which decreased primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $49.2 million increase in our Alarm.com segment SaaS and license revenue in 2020 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2019. The increase in hardware and other revenue in 2020 compared to 2019 was primarily from the Alarm.com segment and was due to an increase in the volume of video cameras sold, as well as the increased revenue from our acquisition of 85% of the issued and outstanding capital stock of OpenEye, on October 21, 2019. The $6.6 million increase in SaaS and license revenue for our Other segment in 2020, as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions and our property management and HVAC solutions. Hardware and other revenue, net of intersegment eliminations, in 2020 in our Other segment decreased 38%, or $5.0 million, as compared to the same period in the prior year, primarily due to a decrease in sales related to our property management solution.

Cost of Revenue

	Year Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Cost of revenue(1):
Cost of SaaS and license revenue	$53,539	$50,066	7%
Cost of hardware and other revenue	173,889	133,533	30
Total cost of revenue	$227,428	$183,599	24%
% of total revenue	37%	37%
 ________________

(1) Excludes amortization and depreciation shown in operating expenses.

The $43.8 million increase in cost of revenue in 2020 as compared to 2019 was the result of a $40.3 million, or 30%, increase in cost of hardware and other revenue and a $3.5 million, or 7%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue remained relatively consistent at $1.3 million during 2020 as compared to 2019. The increase in cost of hardware and other revenue was due to the Alarm.com segment and related primarily to an increase in the number of hardware units shipped in 2020 as compared to 2019 as well as the increased cost of revenue from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The increase in cost of Other segment SaaS and license revenue related primarily to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 77% and 81% for the years ended December 31, 2020 and 2019, respectively. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% and 15% for the years ended December 31, 2020 and 2019, respectively. Cost of software license revenue as a percentage of software license revenue was 3% for each of the years ended December 31, 2020 and 2019. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue in 2020 as compared to 2019 is a reflection of the mix of product sales during the periods.

Sales and Marketing Expense

	Year Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Sales and marketing	$75,967	$61,815	23%
% of total revenue	12%	12%

The $14.2 million increase in sales and marketing expense in 2020 as compared to 2019 was primarily due to increases in headcount for our sales team and service provider partner support team to support our growth. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $9.7 million in 2020 as compared to 2019, net of decreased travel expenses of $3.2 million due to the COVID-19 pandemic. Additionally, marketing costs increased by $3.1 million in 2020 for our Alarm.com segment as compared to the same period in the prior year due to an increase in advertising. Sales and marketing expense from our Other segment increased $0.9 million in 2020 as compared to 2019, primarily due to increases in headcount for our sales team. The overall number of employees in our sales and marketing teams increased from 391 as of December 31, 2019 to 461 as of December 31, 2020. Sales and marketing expense as a percentage of total revenue was 12% for each of the years ended December 31, 2020 and 2019.

General and Administrative Expense

	Year Ended December 31,		% Change
	2020	2019	2020 vs. 2019
General and administrative	$78,643	$69,959	12%
% of total revenue	13%	14%

The $8.7 million increase in general and administrative expense in 2020 as compared to 2019 was primarily due to a $4.8 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth as well as the reversal of a $3.3 million reserve for a promissory note with one of our hardware suppliers within our Alarm.com segment during 2019 which did not occur during 2020. Additionally, costs for external consultants increased by $2.3 million in 2020 for our Alarm.com segment as compared to the same period in the prior year and legal expenses increased $1.1 million within our Alarm.com segment in 2020 as compared to the same period year resulting from intellectual property litigation. These increases were partially offset by a $2.4 million decrease to the contingent consideration liability from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019 within our Alarm.com segment as well as a $2.2 million decrease in costs related to an offsite internal strategy and product roadmap conference incurred during 2019 which did not occur during 2020. General and administrative expenses from our Other segment increased by $0.2 million in 2020 as compared to 2019, primarily due to an increase in rent expense. The overall number of employees in general and administrative functions increased from 148 as of December 31, 2019 to 163 as of December 31, 2020.

Research and Development Expense

	Year Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Research and development	$152,147	$114,443	33%
% of total revenue	25%	23%

The $37.7 million increase in research and development expense in 2020 as compared to 2019 was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $28.9 million in 2020 as compared to 2019 and our expenses for external consultants increased by $2.1 million. Additionally, the increase in research and development expense is due to $4.4 million of in-process research and development we acquired in 2020, partially offset by the $1.0 million of in-process research and development we acquired 2019. Research and development expense from our Other segment increased by $2.7 million primarily due to an increase in personnel and related costs, including salary, benefits and stock-based compensation in 2020 as compared to 2019. The overall number of employees in research and development functions increased from 621 as of December 31, 2019 to 780 as of December 31, 2020.

Amortization and Depreciation

	Year Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Amortization and depreciation	$27,520	$22,134	24%
% of total revenue	4%	4%

Amortization and depreciation increased $5.4 million in 2020 as compared to 2019, primarily due to the intangible assets that were acquired in connection with the purchase of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019.

Interest Expense

	Year Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Interest expense	$(2,596)	$(2,974)	(13)%
% of total revenue	—%	(1)%

Interest expense decreased $0.4 million in 2020 as compared to 2019, primarily due to the decrease in the effective interest rate on the 2017 Facility resulting from decreases in the Eurodollar Base Rate, or LIBOR. These decreases were partially offset by an increase in the carrying value of the 2017 Facility due to the $50.0 million borrowed on March 25, 2020.

Interest Income

	Year Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Interest income	$870	$4,922	(82)%
% of total revenue	—%	1%

Interest income decreased $4.1 million in 2020 as compared to 2019, primarily due to a decrease in interest income earned on our notes receivable with one of our hardware suppliers as well as a decrease in interest income earned on our cash balance due to a decrease in interest rates.

Other Income, Net

	Year Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Other income, net	$25,588	$6,535	292%
% of total revenue	4%	2%

Other income, net increased $19.1 million during 2020 as compared to 2019, primarily due to recording a gain on the sale of an investment in one of our platform partners of $24.7 million within our Alarm.com segment in 2020 which did not occur in 2019, recording a gain on the investment in one of our technology partners of $0.7 million within our Alarm.com segment in 2020 which did not occur in 2019 as well a $0.6 million impairment of one of our investments recorded in 2019 which did not occur in 2020. These increases in other income, net, were partially offset by the $6.9 million gain recorded in 2019 related to a promissory note with one of our hardware suppliers within our Alarm.com segment which did not occur in 2020.

Provision for Income Taxes

	Year Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Provision for income taxes	$3,500	$5,566	(37)%
% of total revenue	1%	1%

The provision for income taxes decreased $2.1 million in 2020 as compared to 2019. Our effective tax rate was 4.4% in 2020 as compared to 9.5% in 2019. The decrease in the provision for income taxes and our effective tax rate was primarily due to increased tax windfall benefits and research and development tax credits in 2020 as compared to 2019.

Comparison of Years Ended December 31, 2019 to December 31, 2018

A comparison of the years ended December 31, 2019 and 2018 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94%, 93% and 93% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,076 employees as of January 1, 2020 to 1,290 employees as of December 31, 2020. Our Other segment increased from 84 employees as of January 1, 2020 to 114 employees as of December 31, 2020. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Year Ended December 31,
	2020			2019			2018
	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses
Alarm.com	$366,815	$219,826	$310,960	$317,580	$156,265	$249,097	$278,013	$119,221	$243,835
Other	26,442	14,254	23,317	19,795	20,919	19,254	13,059	20,316	18,742
Intersegment Alarm.com	—	(3,093)	—	—	(4,301)	—	—	(4,749)	—
Intersegment Other	—	(6,241)	—	—	(7,895)	—	—	(5,366)	—
Total	$393,257	$224,746	$334,277	$337,375	$164,988	$268,351	$291,072	$129,422	$262,577

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $38.0 million, $43.4 million and $41.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2020, 2019 and 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process in light of the continuing uncertainty arising from the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the first quarter of 2020, we adopted the guidance regarding accounting for expected credit losses in

FASB Topic 326. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements for a description of our other significant accounting policies.

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

We have variable consideration in the form of retrospective volume discounts, rebate incentives, restocking fees and assurance-type warranties. The significant inputs related to variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, the availability and performance of our services and the historical and expected number of returns. We record a reserve against revenue for hardware returns based on historical returns. For the years ended December 31, 2020, 2019 and 2018, our reserve against revenue for hardware returns was 1%, 1% and 2% of hardware and other revenue, respectively. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

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

While variable consideration assumptions and assumptions regarding the relative stand-alone selling price are specific to each contract, we did not make any material changes to these assumptions for the year ended December 31, 2020. We do not expect any material changes in the near term to the underlying assumptions used to recognize revenue during the year ended December 31, 2020. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our SaaS and license revenue as well as our hardware and other revenue.

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

The liability for the contingent consideration consisted of the potential earn-out payment related to our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The earn-out payment was contingent on the satisfaction of certain calendar 2020 revenue targets and had a maximum potential payment of up to $11.0 million. During parts of 2019 and 2020, we accounted for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. We estimated the fair value of the liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The contingent consideration liability was valued with Level 3 significant unobservable inputs, including the revenue volatility and the discount rate. All contingencies related to the contingent consideration liability were resolved as of December 31, 2020 and no further estimates were necessary at December 31, 2020.

We did not make any material changes in the accounting methodology used to determine the fair value of the contingent consideration liability for the year ended December 31, 2020. We do not expect any material changes in the near term to the underlying assumptions used to determine the significant unobservable inputs used to calculate the fair value of the contingent consideration given that all contingencies have been resolved as of December 31, 2020.

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense related to time-based restricted stock units based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions, which requires considerable judgment. We estimate the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options. We use the "simplified method" to calculate the expected term, which is presumed to be the mid-point between the vesting date and the end of the contractual term. Beginning in November 2019, the expected volatility for options granted is based on historical volatilities of our stock over the estimated expected term of the stock options. The expected volatility for options granted prior to November 2019 was based on historical volatilities of our stock and publicly traded stock of comparable companies over the estimated expected term of the stock options.

We did not make any material changes to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2020 and we do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2020. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

We did not make any material changes to the underlying assumptions used as of the acquisition date to calculate the purchase price of the acquisition of SDS, during the year ended December 31, 2020. We do not expect any material changes in the near term to the underlying assumptions used to calculate purchase price of the acquisition of SDS for the year ended December 31, 2020. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our purchase price allocation for the acquisition of SDS.

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

For our 2020 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. Based on the results of our qualitative assessment, we determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount, including goodwill. Therefore, we concluded that there was no goodwill impairment as of October 1, 2020. Our assessment was performed as of October 1, 2020, and we have determined there have been no triggering events from our assessment date through December 31, 2020.

We did not make any material changes to the underlying assumptions used in our qualitative assessment of our goodwill as of October 1, 2020 and we do not expect any material changes in the near term to the underlying assumptions used in our qualitative assessment of our goodwill as of October 1, 2020. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our goodwill and potentially our other income, net, if those significant changes result in an impairment.

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

For the year ended December 31, 2020, we determined there were no indicators of impairment of our intangible assets with definite lives or long-lived assets. We did not make any material changes to the underlying assumptions used in our assessment of intangible assets and long-lived assets for the year ended December 31, 2020 and we do not expect any material changes in the near term to the underlying assumptions used in our assessment of intangible assets and long-lived assets for the year ended December 31, 2020. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our intangible assets and long-lived assets and potentially our other income, net, if those significant changes result in an impairment.

Accounting for Income Taxes

We account for income taxes under the asset and liability method as required by accounting standards codification, or ASC 740, "Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Due to the uncertainty of realization of certain deferred tax assets related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of December 31, 2020 and 2019. During 2020, we established a valuation allowance on state research and development tax credits of $1.3 million. As of December 31, 2018, based on our historical and expected future taxable earnings, we believed it was more likely than not that we would realize all of the benefit of the existing deferred tax assets. Accordingly, we did not record a valuation allowance as of December 31, 2018.

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

We did not make any material changes to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2020 and we do not expect any material changes in the near term to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2020. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our deferred tax assets and liabilities as well as our provision for income taxes.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$253,459	$119,629	$146,061
Accounts receivable, net	83,326	76,373	49,510
Working capital	307,170	167,879	152,793

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of December 31, 2020 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of December 31, 2020, we had $253.5 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity financings.

Subsequent to December 31, 2020, on January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. The terms of the 2026 Notes are governed by an Indenture, or the Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our 2017 Facility and also used some of the proceeds to pay accrued interest, fees and expenses related to the 2017 Facility. We terminated the 2017 Facility effective January 20, 2021. We intend to use the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

Subsequent to December 31, 2020, in February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners as part of a financing round that included other investors.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the next 12 months, we expect our capital expenditure requirements to be approximately $11.3 million, primarily related to the continued build out of our leased and owned office space, as well as purchases of computer software and equipment. Maturities of lease liabilities for our various office leases are as follows: $11.5 million in 2021, $10.5 million in 2022, $9.6 million in 2023, $8.5 million in 2024, $7.5 million in 2025 and $4.4 million in 2026 and thereafter.

Our future working capital, capital expenditure and cash requirements will depend on many factors, including the impact of the COVID-19 pandemic on the economy and our operations, the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds through our bank credit arrangements or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our current stockholders.

Sources of Liquidity

Our 2017 Facility was a revolving credit facility with SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. The 2017 Facility was available to us to refinance existing debt and for general corporate and working capital purposes including acquisitions, and prior to its termination, had a borrowing capacity of $125.0 million. We had the option to increase the borrowing capacity of the 2017 Facility to $175.0 million with the consent of the lenders. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic.

As of December 31, 2020, $110.0 million was outstanding under the 2017 Facility, no letters of credit were outstanding and $15.0 million remained available for borrowing under the 2017 Facility. The 2017 Facility contained various financial and other covenants that required us to maintain a maximum consolidated leverage ratio and a fixed charge coverage ratio, and limited our capacity to incur other indebtedness, liens, make certain payments including dividends, and enter into other transactions without approval of the lenders. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. As of December 31, 2020, we were in compliance with all covenants under the 2017 Facility. The 2017 Facility is discussed in more detail below under "Debt Obligations."

Dividends

We did not declare or pay dividends during the years ended December 31, 2020, 2019 or 2018. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock was limited by restrictions under the terms of the agreements governing the 2017 Facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period ended November 29, 2020. On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the year ended December 31, 2020, we repurchased 147,153 shares of our common stock under the program that expired on November 29, 2020 in open market purchases for a total consideration of $5.1 million.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities	$102,080	$47,112	$60,710
Cash flows used in investing activities	(20,274)	(73,414)	(13,377)
Cash flows from / (used in) financing activities	52,024	(130)	2,399

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For 2020, cash flows from operating activities were $102.1 million, compared to $47.1 million for 2019. This $55.0 million increase in cash flows from operating activities was due to a $34.3 million increase in cash from operating assets and liabilities as well as a $23.3 million increase in net income, partially offset by a $2.6 million decrease in non-cash items.

The $34.3 million increase in cash from operating assets and liabilities was primarily due to differences in timing of payments of disbursements and collection of receipts totaling $36.9 million, due in part to the $28.0 million payment made during the year ended December 31, 2019 for the agreement reached to settle the legal matter alleging violations of the Telephone Consumer Protection Act ,or TPCA, that did not occur during the year ended December 31, 2020. This increase in cash from operating assets and liabilities was partially offset by a $3.7 million change in inventory resulting from additional purchased inventory in 2020 that did not occur in 2019, which is due in part to the impacts of the COVID-19 pandemic and the uncertainty surrounding the potential disruption to our supply chain. The $2.6 million decrease in non-cash and other reconciling items was primarily due to a $24.7 million gain on the sale of an investment in one of our platform partners in 2020 that did not occur in 2019, which was reclassified and presented as cash flows from investing activities. This decrease in noncash and other reconciling items was partially offset by an $8.6 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units in 2020 and a gain of $6.9 million related to a promissory note with one of our hardware suppliers recorded in 2019 that did not occur in 2020. Additionally, the decrease in non-cash and other reconciling items was also partially offset by a $5.4 million increase in amortization and depreciation primarily from intangible assets that were acquired in connection with the purchase of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019.

For 2019, cash flows from operating activities were $47.1 million, compared to $60.7 million for 2018. This $13.6 million decrease in cash flows from operating activities was due to a $61.4 million decrease in cash from operating assets and liabilities, partially offset by a $31.8 million increase in net income and a $16.0 million increase in non-cash items.

The $61.4 million decrease in cash from operating assets and liabilities was primarily due to the $28.0 million expense recorded during 2018 for the agreement reached to settle the legal matter alleging violations of the TCPA, and such settlement amount was subsequently paid during 2019. The decrease in cash from operating assets and liabilities was also due to differences in timing of collection of receipts and payments of disbursements. The $16.0 million increase in non-cash items was primarily due to a $14.1 million change in deferred income taxes, primarily due to the increase in deferred income taxes resulting from the $28.0 million expense recorded during 2018 for the agreement reached to settle the legal matter alleging violations of the TCPA. Additionally, the increase in non-cash items was due to a $7.2 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during 2019, partially offset by a gain of $6.9 million recorded during 2019 related to the proceeds from promissory notes and an acquired promissory note received from one of our hardware suppliers.

Investing Activities

Our investing activities typically include acquisitions, capital expenditures, investments in unconsolidated entities, notes receivable issued to companies with offerings complementary to ours and proceeds from the repayment of those notes receivable. Our capital expenditures have primarily been for general business use, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, computer equipment used internally, and expansion of our network operations centers.

For 2020, our cash flows used in investing activities was $20.3 million as compared to $73.4 million in 2019. The $53.1 million decrease in cash used in investing activities was primarily due to our payment of $58.8 million, net of cash acquired, for 85% of the issued and outstanding capital stock of OpenEye in 2019, partially offset by our payment of $26.3 million, net of cash acquired, for 100% of the issued and outstanding ownership interest units of SDS in 2020. Additionally, the decrease in cash used in investing activities was due to $25.7 million in proceeds received from the sale of an investment in one of our platform partners in 2020, which did not occur in 2019, a payment of $22.4 million in 2019 to acquire a promissory note as well as $3.7 million of funding provided to one of our hardware suppliers that did not occur in 2020. The decrease in cash used in investing activities in 2020 as compared to 2019 was partially offset by $30.7 million received from one of our hardware suppliers for the amounts due under various promissory notes in 2019 that did not occur in 2020.

For 2019, our cash flows used in investing activities was $73.4 million as compared to $13.4 million in 2018. The $60.0 million increase in cash used in investing activities was primarily due to our payment of $58.8 million, net of cash acquired, for 85% of the issued and outstanding capital stock of OpenEye. The increase in cash used in investing activities was also due to $22.4 million paid in 2019 for an acquired promissory note related to one of our hardware suppliers, $3.7 million of additional funding provided to the hardware supplier under the Promissory Notes in 2019 and $5.1 million paid for the purchase of land and a commercial building in 2019. The increases in cash used in investing activities were partially offset by $30.7 million received from one of our hardware suppliers for the amounts due under several promissory notes and an acquired promissory note.

Financing Activities

Cash generated by financing activities includes borrowings under the 2017 Facility and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For 2020, cash flows from financing activities was $52.0 million compared to cash flows used in financing activities of $0.1 million in 2019. The $52.1 million increase in cash flows used in financing activities was primarily due to the borrowing of $50.0 million under our 2017 Facility in 2020 as well as a $7.8 million increase in cash flows from the issuance of common stock from equity based plans. The increase in cash flows from financing activities in 2020 as compared to 2019 was partially offset by our use of $5.1 million to purchase shares of treasury stock in 2020 that did not occur in 2019.

For 2019, cash flows used in financing activities was $0.1 million compared to cash flows from financing activities of $2.4 million in 2018. The $2.5 million change in cash flows used in financing activities was primarily due to a decrease of $2.5 million in the issuance of common stock under equity-based plans.

Contractual Obligations

Presented below is information about our material contractual obligations and the periods in which those future payments are due as of December 31, 2020. Future events could cause actual payments to differ from these estimates. As of December 31, 2020, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Debt:
Principal payments	$—	$110,000	$—	$—	$110,000
Interest payments[1]	1,956	1,490	—	—	3,446
Unused line fee payments	30	24	—	—	54
Operating lease commitments	11,499	20,136	16,060	4,450	52,145
Other long-term liabilities	444	4,459	1,082	826	6,811
Other commitments[2]	775	308	—	—	1,083
Total contractual obligations	$14,704	$136,417	$17,142	$5,276	$173,539
_______________
(1)The 2017 Facility incurs interest at a variable rate. The projected variable interest payments assume no change in the Eurodollar Base Rate, or LIBOR, from December 31, 2020.
(2)Represents amounts due under multi-year, non-cancelable contracts with third-party vendors, as well as other commitments.

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

As of December 31, 2020, we had no outstanding letters of credit under our 2017 Facility.

Debt Obligations

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. During the years ended December 31, 2020 and 2019, we repaid $3.0 million and $4.0 million of the outstanding balance of the 2017 Facility, respectively. See Convertible Senior Notes below in this section of this Annual Report for further details on the repayment of all outstanding borrowings under, and the termination of, the 2017 Facility subsequent to December 31, 2020.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the year ended December 31, 2020, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50, LIBOR plus 1.75, LIBOR plus 2.00, and LIBOR plus 2.50 when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. For the years ended December 31, 2020, 2019 and 2018, the effective interest rate on the credit facilities was 2.65%, 4.45% and 4.13%, respectively.

The carrying value of the 2017 Facility was $110.0 million and $63.0 million as of December 31, 2020 and 2019, respectively. The 2017 Facility included a variable interest rate that approximated market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2020 and 2019. The 2017 Facility contained various financial and other covenants that required us to maintain a maximum consolidated leverage ratio not to exceed 3.25:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of December 31, 2020, we were in compliance with all financial and non-financial covenants and there were no events of default. The 2017 Facility also contained customary conditions to borrowings and events of default and contains various negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make certain payments including dividends, make investments or engage in transactions with affiliates without approval of the lenders.

On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that were required to be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018.

Convertible Senior Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. The terms of the 2026 Notes are governed by an Indenture, or the Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs.

We may not redeem the 2026 Notes prior to January 20, 2024. We may redeem for cash, all or any portion of the 2026 Notes, at our option, on or after January 20, 2024, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the 2026 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. No sinking fund is provided for the 2026 Notes.

The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2026 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the Indenture.

On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2026 Notes, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time, regardless of the foregoing conditions. Upon conversion, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal amount of the 2026 Notes with cash. The initial conversion rate for the 2026 Notes is 6.7939 shares of our common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of $147.19 per share of our common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2026 Notes or if we deliver a notice of redemption in respect of the 2026 Notes, we will, under certain circumstances, increase the conversion rate of the 2026 Notes for a holder who elects to convert its 2026 Notes (or any portion thereof) in connection with such a corporate event or convert its 2026 Notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be.

If we undergo a fundamental change (as defined in the Indenture), subject to certain exceptions and except as described in the Indenture, holders may require us to repurchase for cash all or any portion of their 2026 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.

The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the 2026 Notes become automatically due and payable.

We used some of the proceeds to repay the $110.0 million outstanding principal balance under our 2017 Facility and also used some of the proceeds to pay accrued interest, fees and expenses related to the 2017 Facility. We terminated the 2017 Facility effective January 20, 2021. We intend to use the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

Since we expect to settle the principal amount on our outstanding 2026 Notes in cash and any excess in cash or shares of our common stock, we will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $147.19 per share for the 2026 Notes.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, other income, net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Adjusted EBITDA:
Net income	$76,660	$53,330	$21,524
Adjustments:
Interest expense, interest income and other income, net	(23,862)	(8,483)	503
Provision for / (benefit from) income taxes	3,500	5,566	(9,825)
Amortization and depreciation expense	27,520	22,134	21,721
Stock-based compensation expense	29,176	20,603	13,429
Secondary offering expense	543	—	—
Acquisition-related expense	2,732	2,403	—
Litigation expense	8,988	12,754	45,729
Total adjustments	48,597	54,977	71,557
Adjusted EBITDA	$125,257	$108,307	$93,081

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic continues to create significant volatility in the financial markets subsequent to the year ended December 31, 2020.

Interest Rate Risk

We were primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our 2017 Facility with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. As of December 31, 2020 and 2019, an increase or decrease in the interest rate on our 2017 Facility with SVB by 100 basis points would increase or decrease our annual interest expense by approximately $1.1 million and $0.6 million, respectively.

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

ALARM.COM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alarm.com Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alarm.com Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Shooter Detection Systems, LLC from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Shooter Detection Systems, LLC from our audit of internal control over financial reporting. Shooter Detection Systems, LLC is a wholly owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Acquisition of Shooter Detection Systems - Valuation of Acquired Developed Technology Intangible Asset

As described in Notes 2 and 7 to the consolidated financial statements, the Company acquired Shooter Detection Systems (“SDS”) for total consideration of $26.5 million on December 14, 2020, which resulted in $16.4 million of intangible assets being recorded. Intangible assets recorded by the Company in connection with the SDS acquisition primarily included developed technology of $13.5 million. Management valued the developed technology by applying the multi-period excess earnings method. This valuation requires management to apply significant judgment in estimating the fair value of intangible assets acquired, which involves the use of significant estimates and assumptions. Significant assumptions in valuing these acquired developed technology intangible assets include estimates about future expected cash flows from the developed technology, the obsolescence factor, and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the acquired developed technology intangible asset recorded in the acquisition of SDS is a critical audit matter are the significant judgment by management in estimating the fair value of the acquired developed technology intangible asset. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions relating to management’s estimate, such as future expected cash flows from the developed technology, the obsolescence factor, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired developed technology intangible asset and controls over development of the future expected cash flows from the developed technology, the obsolescence factor, and the discount rate assumptions utilized in the valuation of the acquired developed technology intangible asset. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the acquired developed technology intangible asset. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management used in the valuation, and evaluating the reasonableness of significant assumptions related to the future expected cash flows from the developed technology, the obsolescence factor, and the discount rate. Evaluating the reasonableness of the future expected cash flows from the developed technology involved considering the past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s valuation method and the obsolescence factor and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 25, 2021

We have served as the Company’s auditor since 2009.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
SaaS and license revenue	$393,257	$337,375	$291,072
Hardware and other revenue	224,746	164,988	129,422
Total revenue	618,003	502,363	420,494
Cost of revenue(1):
Cost of SaaS and license revenue	53,539	50,066	44,933
Cost of hardware and other revenue	173,889	133,533	100,782
Total cost of revenue	227,428	183,599	145,715
Operating expenses:
Sales and marketing	75,967	61,815	55,902
General and administrative	78,643	69,959	95,750
Research and development	152,147	114,443	89,204
Amortization and depreciation	27,520	22,134	21,721
Total operating expenses	334,277	268,351	262,577
Operating income	56,298	50,413	12,202
Interest expense	(2,596)	(2,974)	(2,918)
Interest income	870	4,922	2,272
Other income, net	25,588	6,535	143
Income before income taxes	80,160	58,896	11,699
Provision for / (benefit from) income taxes	3,500	5,566	(9,825)
Net income	76,660	53,330	21,524
Net loss attributable to redeemable noncontrolling interest	1,193	201	—
Net income allocated to participating securities	—	—	(3)
Net income attributable to common stockholders	$77,853	$53,531	$21,521

Per share information attributable to common stockholders:
Net income per share:
Basic	$1.59	$1.11	$0.45
Diluted	$1.53	$1.06	$0.43
Weighted average common shares outstanding:
Basic	48,950,328	48,427,446	47,633,739
Diluted	50,963,190	50,273,889	49,692,184
_______________

(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$253,459	$119,629
Accounts receivable, net of allowance for credit losses of $4,696 and $2,584, respectively, and net of allowance for product returns of $1,480 and $1,075, respectively	83,326	76,373
Inventory	44,281	34,168
Other current assets, net of allowance for credit losses of $17 and $16, respectively	16,348	13,504
Total current assets	397,414	243,674
Property and equipment, net	44,796	38,548
Intangible assets, net	103,259	103,438
Goodwill	112,838	104,963
Deferred tax assets	21,692	19,137
Operating lease right-of-use assets	33,455	30,523
Other assets, net of allowance for credit losses of $72 and $0, respectively	18,233	17,516
Total assets	$731,687	$557,799
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$53,927	$48,727
Accrued compensation	22,307	16,342
Deferred revenue	4,037	3,043
Operating lease liabilities	9,973	7,683
Total current liabilities	90,244	75,795
Deferred revenue	8,492	7,455
Long-term debt	110,000	63,000
Operating lease liabilities	37,697	37,199
Other liabilities	6,811	7,489
Total liabilities	253,244	190,938
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	10,691	11,210
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 49,630,773 and 48,700,963 shares issued; and 49,483,620 and 48,700,713 shares outstanding as of December 31, 2020 and 2019, respectively	496	487
Additional paid-in capital	405,831	365,627
Treasury stock, at cost; 147,153 and 0 shares as of December 31, 2020 and 2019, respectively	(5,149)	—
Retained earnings / (accumulated deficit)	66,574	(10,463)
Total stockholders’ equity	467,752	355,651
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$731,687	$557,799
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2020	2019	2018
Net income	$76,660	$53,330	$21,524
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses on accounts receivable	2,162	1,170	149
Reserve for product returns	1,795	(123)	273
(Recovery of) / provision for credit losses on notes receivable	(359)	(3,272)	3,319
Provision for excess and obsolete inventory	1,451	485	—
Amortization on patents and tooling	882	700	900
Amortization and depreciation	27,520	22,134	21,721
Amortization of debt issuance costs	108	108	108
Amortization of operating leases	8,888	7,600	—
Deferred income taxes	(3,256)	2,599	(11,482)
Change in fair value of contingent liability	(2,595)	(198)	—
Stock-based compensation	29,176	20,603	13,429
Gain on notes receivable	—	(6,931)	—
Acquired in-process research and development	3,297	850	—
Gain on sale of investment	(24,737)	—	—
(Gain on) / impairment of investment	(676)	605	—
Disposal of property and equipment	—	—	1,410
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(10,098)	(22,273)	(9,298)
Inventory	(10,647)	(6,976)	(8,813)
Other current and non-current assets	(2,683)	(2,887)	115
Accounts payable, accrued expenses and other current liabilities	13,781	(10,980)	30,615
Deferred revenue	2,031	(1,567)	(1,502)
Operating lease liabilities	(10,177)	(8,268)	—
Other liabilities	(443)	403	(1,758)
Cash flows from operating activities	102,080	47,112	60,710
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(26,299)	(58,833)	—
Additions to property and equipment	(16,141)	(19,324)	(11,015)
Purchases of in-process research and development	(3,297)	(850)	—
Issuances or purchases of notes receivable	(1,200)	(26,103)	(1,287)
Receipt of payments on notes receivable	2,026	31,696	—
Proceeds from sale of investment	25,687	—	—
Purchases of patents and patent licenses	(1,050)	—	(1,075)
Cash flows used in investing activities	(20,274)	(73,414)	(13,377)
Cash flows from / (used in) financing activities:
Proceeds from credit facility	50,000	—	—
Repayments of credit facility	(3,000)	(4,000)	(4,000)
Payments of deferred consideration for business acquisitions	(1,538)	—	—
Purchases of treasury stock and repurchases of common stock	(5,149)	—	(1)
Issuances of common stock from equity-based plans	11,711	3,870	6,400
Cash flows from / (used in) financing activities	52,024	(130)	2,399
Net increase / (decrease) in cash and cash equivalents	133,830	(26,432)	49,732
Cash and cash equivalents at beginning of the period	119,629	146,061	96,329
Cash and cash equivalents at end of the period	$253,459	$119,629	$146,061
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows — Continued
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures:
Cash paid for interest	$2,427	$2,730	$2,695
Cash paid for / (received from) income taxes, net of refunds	7,369	2,254	(2,052)
Noncash investing and financing activities:
Cash not yet paid for capital expenditures	2,020	837	1,857
Cash not yet paid for business and asset acquisitions - holdback	1,017	2,970	—
Contingent liability from business acquisition	—	2,595	—

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Equity
(in thousands)

	Redeemable Noncontrolling Interest	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2017	$—	—	$—	47,202	$472	$321,032	—	$—	$(88,677)	$232,827
Adoption of accounting standard on revenue recognition	—	—	—	—	—	—	—	—	3,122	3,122
Common stock issued in connection with equity-based plans	—	—	—	888	9	6,391	—	—	—	6,400
Vesting of common stock subject to repurchase	—	—	—	12	—	55	—	—	—	55
Stock-based compensation expense	—	—	—	—	—	13,661	—	—	—	13,661
Net income	—	—	—	—	—	—	—	—	21,524	21,524
Balance as of December 31, 2018	$—	—	$—	48,102	$481	$341,139	—	$—	$(64,031)	$277,589
Adoption of accounting standard on leases	—	—	—	—	—	—	—	—	37	37
Common stock issued in connection with equity-based plans	—	—	—	598	6	3,864	—	—	—	3,870
Vesting of common stock subject to repurchase	—	—	—	1	—	8	—	—	—	8
Stock-based compensation expense	—	—	—	—	—	20,616	—	—	—	20,616
Noncontrolling interest assumed through acquisition	11,411	—	—	—	—	—	—	—	—	—
Net income / (loss) attributable to common stockholders	(201)	—	—	—	—	—	—	—	53,531	53,531
Balance as of December 31, 2019	$11,210	—	$—	48,701	$487	$365,627	—	$—	$(10,463)	$355,651
Adoption of accounting standard on credit losses	—	—	—	—	—	—	—	—	(816)	(816)
Common stock issued in connection with equity-based plans	—	—	—	930	9	11,702	—	—	—	11,711
Purchases of treasury stock	—	—	—	—	—	—	147	(5,149)	—	(5,149)
Stock-based compensation expense	—	—	—	—	—	29,176	—	—	—	29,176
Accretion adjustments of redeemable noncontrolling interest to redemption value	674	—	—	—	—	(674)	—	—	—	(674)
Net income / (loss) attributable to common stockholders	(1,193)	—	—	—	—	—	—	—	77,853	77,853
Balance as of December 31, 2020	$10,691	—	$—	49,631	$496	$405,831	147	$(5,149)	$66,574	$467,752

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2020, 2019 and 2018

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for the smart residential and commercial property, including interactive security, video monitoring, intelligent automation and energy management. Millions of property owners depend on our technology to intelligently secure, automate and manage their residential and commercial properties. Our solutions are delivered through an established network of over 10,000 trusted service provider partners, who are experts at selling, installing and supporting our solutions. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. Because of the use of estimates inherent in the financial reporting process and in light of the continuing uncertainty arising from the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, the lease term and incremental borrowing rate for leases, stock-based compensation, income taxes, legal reserves, contingent consideration and goodwill and intangible assets.

Reclassifications

Certain previously reported amounts in the consolidated statements of cash flows for the years ended December 31, 2019 have been reclassified to conform to our current presentation, including the addition of a provision for excess and obsolete inventory separate line item, which was previously included in inventory.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2020 and 2019, we have invested $221.4 million and $93.3 million in cash equivalents in the form of money market funds with one financial institution, respectively. We consider these money market funds to be Level 1 financial instruments (see Note 10).

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
Accounts Receivable

Accounts receivable are principally derived from sales to customers located in the United States and Canada. Substantially all of our sales in Canada are transacted in U.S. dollars. Revenue in countries outside of North America accounted for 3%, 3% and 2% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Accounts receivable balances related to service providers partners outside of North America were 7% as of December 31, 2020 and 2019. Our accounts receivable are stated at estimated realizable value.

Notes Receivable

Notes receivable are presented net of an allowance for uncollectability, if any. We accrue interest on notes receivable based on the contractual terms of the note. Outstanding notes receivable that are aged 30 days or more from the contractual payment date are considered past due. Notes receivable are evaluated for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. See Note 9 for further details on loans provided to one of our distribution partners, suppliers and service provider partners.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. These risk characteristics are relevant to accounts receivable and notes receivable. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments since the adoption of Accounting Standards Update, or ASU, 2016-13, "Financial Instruments - Credit Losses (Topic 326)," or Topic 326, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses. Additionally, there were no significant changes in the amount of write-offs during the year ended December 31, 2020 as compared to historical periods. There were no purchases or sales of financial assets during the years ended December 31, 2020 and 2018. See Note 9 for further details on our purchase of a secured promissory note in March 2019 that was originally executed by one of our hardware suppliers in favor of another third-party secured creditor.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the years ended December 31, 2020 and 2018, we recorded credit loss expense of $1.7 million and $3.5 million in general and administrative expense in our consolidated statements of operations, respectively. For the year ended December 31, 2019, we recorded a reduction of credit loss expense of $2.1 million in general and administrative expense in our consolidated statements of operations, primarily due to improvements in collections and improvements in the economic conditions used in the calculation of credit losses. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of December 31, 2020 and 2019 was less than $0.1 million and is reflected in other current assets within our consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the years ended December 31, 2020, 2019 and 2018.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018

Inventory

Our inventory, which is comprised of raw materials and finished goods, includes materials used to produce our wireless communications network enabled radios, video cameras, video recorders, gunshot detection sensors, home automation system parts and peripherals, is stated at the lower of cost or net realizable value, and is charged to cost of sales primarily on a first in, first out, or FIFO, basis when the inventory is shipped from our manufacturer and received by our service provider partners. We periodically evaluate our inventory quantities for obsolescence based on criteria such as customer demand and changing technology and record an obsolescence write-off when necessary.

Leases

On January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842).” We determine if an arrangement contains a lease at the inception of the arrangement. As part of the lease determination process, we assess several factors, including, but not limited to, whether we have the right to control and direct the use of the asset and whether the other party has a substantive substitution right. If we enter into leases that contain multiple components, we identify separate lease components based on whether or not the right to use the underlying assets is distinct and either highly dependent or highly interrelated with other rights in the contract. We also evaluate whether there are any non-lease components in the arrangement. For certain classes of underlying assets, such as data centers, we have elected not to separate non-lease components from lease components. For all other classes of underlying assets, if separate lease and non-lease components are identified, we allocate the consideration in the contract to the lease and non-lease components using the relative stand-alone selling price method at the lease inception.

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

ROU assets and lease liabilities resulting from operating leases are recorded on our consolidated balance sheets. We did not have any finance leases or subleases as of December 31, 2020 and 2019.

Lease expense is recognized on a straight-line basis over the term of the lease and is recorded in general and administrative expense. Some of our leases include tenant improvement allowances, which are recorded when we are reasonably certain to utilize the allowance and are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Leases with an initial lease term of twelve months or less are considered short-term leases. Short-term leases are not recorded on our consolidated balance sheets. Expenses associated with short-term leases are recognized on a straight-line basis over the term of the lease and are recorded in general and administrative expense. Short-term lease costs were immaterial for the years ended December 31, 2020 and 2019.

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 85% equity ownership interest in PC Open Incorporated, a Washington corporation, doing business as OpenEye (see Note 7). The OpenEye stockholder agreement contains a put option that gives the minority OpenEye stockholders the right to sell their OpenEye shares to us based on the fair value of the shares. The OpenEye stockholder agreement also contains a call option that gives us the right to purchase the remaining OpenEye shares from the minority OpenEye stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2023. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the consolidated balance sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the consolidated statements of operations and the accretion of the redemption value is recorded as an adjustment to additional paid-in capital. The redemption value of the of the noncontrolling interest was $10.7 million and $11.2 million as of December 31, 2020 and 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
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

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model (a beta version). After technological feasibility is established, certain payroll and payroll-related costs are capitalized for engineers and product development employees directly associated with the development project. Cost capitalization ceases when the product is available for general release. Our non-hosted software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development results in a short duration between completion of the detailed program design and beta release. Accordingly, as of December 31, 2020 and 2019, we did not have any capitalized external software due to the shorter development cycle associated with agile development.

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." We derive our revenue from three primary sources: the sale of cloud-based SaaS services on our integrated Alarm.com platform, the sale of licenses and services on our non-hosted software platform, or Software platform, and the sale of hardware products. We sell our platform and hardware solutions to service provider partners that resell our solutions and hardware to residential and commercial property owners, who are the service provider partners’ customers. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We also sell our hardware to distributors who resell the hardware to service provider partners. We enter into contracts with our service provider partners that establish pricing for access to our platform solutions and for the sale of hardware. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length.

Our hardware includes cellular radio modules that enable access to our cloud-based platforms, as well as video cameras, video recorders, image sensors, gunshot detection sensors and other peripherals. Our service provider partners may purchase our hardware in anticipation of installing the hardware in a residential or commercial property when they create a new subscriber account, or for use in existing subscriber properties. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. The performance obligation is primarily satisfied when the hardware is received by our service provider partner or distributor. Service provider partners transact with us to purchase our platform solutions and resell our solutions to a new subscriber, or to upgrade or downgrade the solutions of an existing subscriber, at which time the subscriber’s access to our platform solutions is enabled and the delivery of the services commences. Our performance obligation related to providing our platform solutions is satisfied on a daily basis as the subscriber uses the platform services. The purchase of platform solutions and the purchase of hardware are separate transactions as revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
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

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to third parties for use of our patents. We bill a monthly fee to third parties based on the number of customers that were active during the prior month. We apply the usage-based royalty exception to recognize license revenue because the sole or predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period of service. In addition, in certain markets, our EnergyHub subsidiary sells its demand response service for an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Software License Revenue

Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Software platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service. Our software license revenue during the years ended December 31, 2020, 2019 and 2018 was $38.0 million, $43.4 million and $41.3 million, respectively.

Hardware and Other Revenue

We generate hardware and other revenue primarily from the sale of video cameras, video recorders and cellular radio modules that provide access to our cloud-based platforms and, to a lesser extent, the sale of other devices, including image sensors, gunshot detection sensors and other peripherals. We primarily transfer hardware to our customers upon delivery to the customer, which corresponds with the time at which the customer obtains control of the hardware. As a result, we recognize hardware and other revenue as we satisfy our performance obligations, which primarily occurs when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. There are a few contracts in which we provide shipping and handling services to the customer after control of the hardware transfers to the customer. In these instances, we have elected to account for shipping and handling costs as activities performed to fulfill the promise to transfer hardware to the customer and not as a separate promised service.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the years ended December 31, 2020, 2019 and 2018, our reserve against revenue for hardware returns was 1%, 1% and 2% of hardware and other revenue, respectively. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our OpenEye video surveillance software for an indefinite period of time in exchange for a one-time license fee, which is generally paid at contract inception. Our hardware and other revenue also includes our revenue from Shooter Detection Systems from the sale of licenses that provide our customers the right to use our indoor gunshot detection solution in exchange for license fees, which are generally paid at contract inception. Our perpetual licenses and licenses to our indoor gunshot detection solution provide a right to use intellectual property that is functional in nature and has significant stand-alone functionality. Accordingly, for licenses of functional intellectual property, revenue is recognized at the point-in-time when control has been transferred to the customer, which occurs once the software has been made available to the customer.

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $7.0 million and $8.1 million as of December 31, 2020 and 2019, respectively, which combines current and long-term balances.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of software license revenue during the years ended December 31, 2020, 2019 and 2018 was $1.3 million, $1.3 million and $1.7 million, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Our cost of hardware and other revenue also includes royalty costs in connection with technology licensed from third-party providers.

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

Research and Development

Our research and development costs consist primarily of personnel and related expenses for our employees working on our product development and software and device engineering teams, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Our research and development of new products and services is a multidisciplinary effort across our product management, program management, software engineering, device engineering, quality engineering, configuration management and network operations teams. Also included are non-personnel costs, such as consulting and professional fees paid to third-party development resources as well as acquisition costs of in-process research and development with no alternative future use. We invest substantial resources in research and development to enhance our platforms and applications, support our technology infrastructure, develop new capabilities and conduct quality assurance testing.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis - In 2020, 2019 and 2018, we recorded assets for our money market accounts. During parts of 2020 and 2019, we recorded liabilities for a contingent consideration liability related to acquisitions at fair value on a recurring basis.

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

Concentration of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consists principally of cash and cash equivalents and accounts receivables. All of our cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. Our cash and cash equivalent accounts may exceed federally insured limits at times. We have not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, we evaluate the credit worthiness of our service provider partners and maintain an allowance for doubtful accounts. The majority of our accounts receivable balance is due from our service provider partners in North America. We assess the concentrations of credit risk with respect to accounts receivables based on one industry and one geographic region and believe that our reserve for uncollectable accounts is appropriate based on our history and this concentration.

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense related to time-based restricted stock units based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. Our equity awards generally vest over five years and are settled in shares of our common stock. During 2020, 2019 and 2018, we recognized compensation expense of $29.2 million, $20.6 million and $13.4 million, respectively, and associated income tax benefit of $8.2 million, $5.2 million and $7.6 million, respectively, in connection with our stock-based compensation plans. We account for stock-based compensation arrangements with non-employees based upon the award’s grant date fair value. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018

401(k) Defined Contribution Plan

We adopted the Alarm.com Holdings 401(k) Plan, or the Plan, on April 30, 2009. All of our employees are eligible to participate in the Plan. For the year ended December 31, 2020, our discretionary match was 100% of employee contributions up to 10% of salary and up to a $5,000 maximum match. For the years ended December 31, 2019 and 2018, our discretionary match was 100% of employee contributions up to 10% of salary and up to a $4,000 maximum match. We recognized compensation expense of $5.0 million, $3.2 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to our matching contributions.

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

Significant estimates and assumptions in valuing intangible assets include estimates about future expected cash flows, discount rates, attrition rates related to certain acquired customer relationships, royalty rates and obsolescence factors related to acquired developed technology and royalty rates relate to acquired trade names.

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

On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of OpenEye. Certain stockholders of OpenEye had the right to receive an earn-out payment of up to an additional $11.0 million based upon satisfaction of certain calendar 2020 revenue targets. As of December 31, 2020, the 2020 revenue targets were not met and the fair value of the contingent consideration related to the potential earn-out payment was zero. As of December 31, 2019, the estimated fair value of the contingent consideration related to the potential earn-out payment using a Monte Carlo simulation model was $2.6 million and this amount was recorded in accrued compensation in the consolidated balance sheets.

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

For our 2020 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. Based on the results of our qualitative assessment, we determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount, including goodwill. Therefore, we concluded that there was no goodwill impairment as of October 1, 2020. Our assessment was performed as of October 1, 2020, and we have determined there have been no triggering events from our assessment date through December 31, 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018

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

For the years ended December 31, 2020, 2019 and 2018, we determined there were no impairments of our intangible assets with definite lives or long-lived assets.

Advertising Costs

We expense advertising costs as incurred. Advertising costs totaled $11.9 million, $7.5 million and $11.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising costs are included within sales and marketing expenses on our consolidated statements of operations.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Due to the uncertainty of realization of certain deferred tax assets related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of December 31, 2020 and 2019. During 2020, we established a valuation allowance on state research and development tax credits of $1.3 million.

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

Treasury Stock

We account for treasury stock under the cost method and present treasury stock, including any applicable commissions and fees, as a component of stockholders’ equity in the consolidated balance sheets and statements of equity. Treasury stock held by us may be retired or reissued in the future.

Comprehensive Income

Our comprehensive income for each of the years ended December 31, 2020, 2019 and 2018 was equal to our net income disclosed in the consolidated statements of operations.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
income per share calculation, options to purchase common stock, restricted stock units and unvested shares issued upon the early exercise of options that are subject to repurchase are considered to be potential common stock.

We have issued securities other than common stock that participate in dividends ("participating securities"), and therefore utilize the two-class method to calculate net income per share. These participating securities include unvested shares issued upon the early exercise of options that are subject to repurchase which have non-forfeitable rights to participate in any dividends declared on our common stock. The two-class method requires a portion of net income to be allocated to the participating securities to determine the net income attributable to common stockholders. We also have redeemable noncontrolling interest related to our 85% equity ownership interest in OpenEye. When calculating net income attributable to the common stockholders, net loss attributable to redeemable noncontrolling interest should be excluded from net income. As a result, net income attributable to the common stockholders is equal to the net income less (i) dividends paid on unvested shares with any remaining earnings allocated in accordance with the bylaws between the outstanding common and preferred stock and (ii) net loss attributable to redeemable noncontrolling interest as of the end of each period.

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

The adoption of Topic 326 resulted in the recording of the following amounts on our consolidated balance sheets (in thousands):

Balance Sheet Caption	As of January 1, 2020
Accumulated deficit	$816
Accounts receivable, net	(367)
Other current assets	(83)
Other assets	(366)

The adoption of Topic 326 did not materially impact our consolidated statements of operations, consolidated statement of equity or our consolidated statements of cash flows.

On August 28, 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which provides guidance designed to improve the effectiveness of fair value measurement disclosures in notes to the financial statements. The update removes several existing disclosure requirements, including, but not limited to: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The update also adds additional disclosure requirements for public companies, including but not limited to: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The update also modifies and clarifies several existing disclosure requirements. The amendment in this update was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. On January 1, 2020, we adopted Topic 820 and updated our fair value measurement disclosures (see Note 10). This pronouncement did not have a material impact on our consolidated financial statements or disclosures.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
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

Not Yet Adopted

On December 18, 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The update also simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact this pronouncement may have on our consolidated financial statements, but we do not believe the adoption will have a material impact on our consolidated financial statements or disclosures.

On March 12, 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued such as the Eurodollar Base Rate, or LIBOR. The update allows entities to elect not to apply certain modification accounting requirements to contracts affected by the discontinuation of a reference rate if certain criteria are met. The amendment was effective beginning March 12, 2020 and will continue to be effective through December 31, 2022. We are currently assessing the timing of adoption as well as the impact this pronouncement may have on our consolidated financial statements.

On August 5, 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance eliminates two of the three models in Subtopic 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The amendment in this update is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance allows for either full retrospective adoption or modified retrospective adoption. Although we do not have any financial instruments impacted by this guidance as of December 31, 2020, due to the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, we are currently assessing the impact this pronouncement may have on our consolidated financial statements when we adopt the pronouncement on January 1, 2022. See Note 22 for details on the subsequent event related to the convertible senior notes.

Note 3. Revenue from Contracts with Customers

Contract Assets

Our contract assets consist of capitalized commission costs and upfront payments made to customers. The current portion of capitalized commission costs and upfront payments made to customers are included in other current assets within our consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to customers are reflected in other assets within our consolidated balance sheets. Our amortization of contract assets during the years ended December 31, 2020, 2019 and 2018 was $3.5 million, $2.4 million and $2.0 million, respectively.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the years ended December 31, 2020, 2019 and 2018.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
The changes in our contract assets are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning of period balance	$4,578	$2,881	$—
Commission costs and upfront payments to a customer capitalized in period	3,262	4,141	4,864
Amortization of contract assets	(3,534)	(2,444)	(1,983)
End of period balance	$4,306	$4,578	$2,881

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning of period balance	$10,498	$11,176	$12,678
Revenue deferred and acquired in current period	12,247	6,127	3,954
Revenue recognized from amounts included in contract liabilities	(10,216)	(6,805)	(5,456)
End of period balance	$12,529	$10,498	$11,176

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	December 31,
	2020	2019
Accounts receivable	$89,502	$80,032
Allowance for credit losses	(4,696)	(2,584)
Allowance for product returns	(1,480)	(1,075)
Accounts receivable, net	$83,326	$76,373

For the years ended December 31, 2020, 2019 and 2018, we recorded a provision for credit losses on our accounts receivable of $2.2 million, $1.2 million and $0.1 million, respectively.

For the years ended December 31, 2020 and 2018, we recorded a $1.8 million and $0.3 million reserve for product returns in our hardware and other revenue, respectively. For the year ended December 31, 2019, we recorded a reduction to the reserve for product returns of $0.1 million in our hardware and other revenue.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
Allowance for Credit Losses - Accounts Receivable

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Year Ended December 31, 2020
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(2,500)	$(84)
Impact of adopting Topic 326	(212)	(155)
Provision for expected credit losses	(2,109)	(53)
Write-offs	379	38
End of period balance	$(4,442)	$(254)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	December 31,
	2020	2019
Raw materials	$9,475	$8,921
Finished goods	34,806	25,247
Total inventory	$44,281	$34,168

Note 6. Property and Equipment, Net

Furniture, fixtures and office equipment, computer software and hardware, leasehold improvements and real property and improvements are recorded at cost and presented net of depreciation. We record land at historical cost. During the application development phase, we record capitalized development costs in our construction in progress account and then reclass the asset to internal-use software when the project is ready for its intended use, which is usually when the code goes into production. Furniture, fixtures and office equipment and computer software and hardware are depreciated on a straight-line basis over lives ranging from three to five years. Internal-use software is amortized on a straight-line basis over a three-year period. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Real property is amortized on a straight-line basis over lives ranging from 15 to 39 years and the improvements related to real property are amortized on a straight-line basis over the shorter of the life of the underlying real property or the asset lives.

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2020	2019
Furniture, fixtures and office equipment	$6,811	$5,604
Computer software and hardware	22,805	17,767
Internal-use software	8,949	8,949
Construction in progress	9,777	4,232
Leasehold improvements	25,546	23,223
Real property and improvements	4,917	4,917
Land	1,398	1,398
Total property and equipment	80,203	66,090
Accumulated depreciation	(35,407)	(27,542)
Property and equipment, net	$44,796	$38,548

Depreciation expense related to property and equipment for the years ended December 31, 2020, 2019 and 2018 was $8.3 million, $5.9 million and $5.7 million, respectively. Amortization expense related to internal-use software of $2.4 million, $1.9 million and $0.8 million was included in those expenses for the years ended December 31, 2020, 2019 and 2018, respectively. We had no disposals and write-offs of property and equipment that impacted the consolidated statements of operations during the years ended December 31, 2020 and 2019. Within the Alarm.com segment, we disposed of and wrote off $1.4 million of

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
capitalized costs to research and development expenses within the consolidated statements of operations primarily related to the design of internal-use software that no longer met the requirements for capitalization during the year ended December 31, 2018. In December 2019, we purchased land and a commercial building located in Liberty Lake, Washington for $5.1 million. This building will be used by OpenEye for sales and training, research and development, warehousing and administrative purposes.

Note 7. Acquisitions

Asset Acquisitions

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

In consideration for the purchase of the IPR&D, we paid $2.1 million in cash on March 31, 2020 and $0.1 million in December 2019, with the remaining $0.7 million expected to be paid the later of approximately 12 months following the acquisition date or upon resolution of any pending indemnification claims, subject to offset for any indemnification obligations. The $2.9 million consideration related to IPR&D was expensed at the time of the asset acquisition and was included in research and development expense in our consolidated statements of operations during 2020, as the IPR&D had no alternative future use.

On March 12, 2020, Alarm.com Incorporated, acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of in-process research and development, or IPR&D. We believe the acquisition of the IPR&D will strengthen our smart intercom capability, including building access security and convenience within the multiple dwelling unit market for residents, guests and deliveries.

In consideration for the purchase of the IPR&D, we paid $1.2 million in cash on March 12, 2020, with the remaining $0.3 million expected to be paid 18 months following the acquisition date, subject to offset for any indemnification obligations. The $1.5 million consideration related to IPR&D was expensed at the time of the asset acquisition and was included in research and development expense in our consolidated statements of operations during 2020, as the IPR&D had no alternative future use.

On September 18, 2019, Alarm.com Incorporated acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of IPR&D. We believe the acquisition of the IPR&D will strengthen our comprehensive suite of cloud-based solutions.

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

Acquisition of a Business - Shooter Detection Systems

On December 14, 2020, Alarm.com Incorporated acquired 100% of the issued and outstanding ownership interest units of Shooter Detection Systems, LLC, or SDS. SDS provides an indoor gunshot detection solution through the Guardian Indoor Active Shooter Detection System, which uses a combination of acoustic and infrared sensors and proprietary algorithms to detect gunshots and communicate shooting incident details to building occupants and security teams. The acquisition of SDS expands our commercial solutions and helps our partners outfit commercial and enterprise customers with the indoor gunshot detection solution.

In consideration for the purchase of 100% of the issued and outstanding ownership interest units of SDS, we paid $26.6 million in cash on December 14, 2020. Pursuant to the terms of the unit purchase agreement, following the preliminary determination of the working capital of SDS as of the closing date, the purchase price decreased by $0.1 million. The working capital adjustment is expected to be finalized in the first half of 2021. The purchase price allocation, which is pending the final determination of the working capital, was not finalized as of the filing date of this Annual Report on Form 10-K.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
The table below sets forth the purchase consideration and the preliminary allocation to estimate the fair value of the tangible and intangible net assets acquired (in thousands):

December 14, 2020
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$26,514
Total consideration	$26,514

Estimated Tangible and Intangible Net Assets:
Cash	$311
Accounts receivable	1,179
Inventory	917
Other current assets	240
Property and equipment	77
Operating lease right-of-use assets	384
Other assets	348
Customer relationships	2,362
Developed technology	13,522
Trade name	512
Accounts payable	(19)
Accrued expenses	(111)
Operating lease current liabilities	(51)
Operating lease liabilities	(333)
Goodwill	7,176
Total estimated tangible and intangible net assets	$26,514

Goodwill of $7.2 million reflects the value of acquired workforce and synergies we expect to achieve from expanding our commercial solutions through SDS's indoor gunshot detection solution. The goodwill recognized is expected to be deductible for income tax purposes in future periods. We allocate goodwill to reporting units based on expected benefit from synergies and have preliminarily allocated the goodwill to the Alarm.com segment.

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, SDS constituted a business and the assets and liabilities were recorded at their respective fair values as of December 14, 2020. We developed our estimate of the fair value of intangible net assets using the with-and-without method for customer relationships, the multi-period excess earnings method for the developed technology and the relief-from-royalty method for the trade name.

Customer Relationships

We recorded the customer relationships intangible separately from goodwill based on determination of the length, strength and contractual nature of the relationship that SDS shared with its customers. We valued the single group of customer relationships using the with-and-without method, an income approach. The significant assumptions used in the with-and-without method include estimates about future expected cash flows from customer contracts and the discount rate. We are amortizing the customer relationships, valued at $2.4 million, on an attribution basis derived from the discounted cash flows of the model over an estimated useful life of six years.

Developed Technology

Developed technology primarily consists of intellectual property of proprietary software that is marketed for sale. We valued the developed technology by applying the multi-period excess earnings method, an income approach. The significant assumptions used in the multi-period excess earnings method include estimates about future expected cash flows from the developed technology, the obsolescence factor and the discount rate. We are amortizing the SDS developed technology, valued

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
at $13.5 million, on an attribution method based on the discounted cash flows of the model over an estimated useful life of seven years.

Trade Name

We valued the trade names acquired using a relief from royalty method. The significant assumptions used in relief from royalty method include future expected cash flows from the trade name, the royalty rate and the discount rate. We are amortizing the trade names, valued at $0.5 million, on an attribution basis derived from the discounted cash flows of the model over an estimated useful life of five years.

Acquisition of a Business - OpenEye

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

In consideration for the purchase of 85% of the issued and outstanding capital stock of OpenEye, we paid $61.2 million in cash on October 21, 2019, after deducting $2.8 million related to an agreed holdback. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of OpenEye as of the closing date, the purchase price increased by $0.2 million. The working capital adjustment was finalized and paid to the stockholders of OpenEye in the second quarter of 2020 along with a portion of the holdback. The remaining amount of the holdback is expected to be paid to the stockholders of OpenEye by the fourth quarter of 2022, subject to offset for any indemnification obligations. An earn-out of up to an additional $11.0 million was payable if certain calendar 2020 revenue targets were met, of which contingent consideration of $2.8 million was recorded as of October 21, 2019. As of December 31, 2020, the 2020 revenue targets were not met and the fair value of the contingent consideration related to the potential earn-out payment decreased to zero.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
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

Redeemable Noncontrolling Interests

Our redeemable noncontrolling interest relates to our 85% equity ownership interest in OpenEye. The OpenEye stockholder agreement contains a put option that gives the minority OpenEye stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares. The OpenEye stockholder agreement also contains a call option that gives us the right to purchase the remaining OpenEye shares from the minority OpenEye stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2023. The redeemable noncontrolling interest was recorded at fair value on October 21, 2019, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the consolidated balance sheets. The redemption value of the noncontrolling interest was $11.4 million as of October 21, 2019, and decreased to $10.7 million as of December 31, 2020.

Contingent Consideration

We accounted for the contingent consideration related to the potential earn-out payment using fair value and established a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. As of October 21, 2019, the fair value of the liability was $2.8 million. As of December 31, 2020, the 2020 revenue targets were not met and the fair value of the contingent consideration related to the potential earn-out

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
payment decreased to zero. See Note 10 for details on the significant unobservable inputs used in the fair value estimate and post-acquisition accounting.

Unaudited Pro Forma Information - SDS

The following unaudited pro forma data is presented as if SDS were included in our historical consolidated statements of operations beginning January 1, 2019. These pro forma results do not necessarily represent what would have occurred if all the business combination had taken place on January 1, 2019, nor do they represent the results that may occur in the future.

This pro forma financial information includes our historical financial statements and those of our SDS business combination with the following adjustments: (i) we adjusted the pro forma amounts for income taxes, (ii) we adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2019, and (iii) we adjusted for transaction fees incurred and reclassified them to January 1, 2019.

The pro forma adjustments were based on available information and upon assumptions that we believe are reasonable to reflect the impact of these acquisitions on our historical financial information on a supplemental pro forma basis, as follows (in thousands, except per share data):

	Pro Forma Year Ended December 31,
	2020	2019
Revenue	$626,080	$508,662
Net income attributable to common stockholders	75,258	52,999
Net income attributable to common stockholders per share - basic	$1.54	$1.08
Net income attributable to common stockholders per share - diluted	$1.48	$1.04

Business Combinations in Operations - SDS

The operations of the SDS business combination discussed above were included in the consolidated financial statements as of the acquisition date. The following table presents the revenue and earnings of the business combination in the year of acquisition as reported within the consolidated financial statements (in thousands):

Year Ended December 31, 2020
Revenue	$334
Net loss	(413)

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
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

Business Combinations in Operations - OpenEye

The operations of the OpenEye business combination discussed above were included in the consolidated financial statements as of the acquisition date. The following table presents the revenue and losses of the business combination in the year of acquisition as reported within the consolidated financial statements (in thousands):

Year Ended December 31, 2019
Revenue	$5,863
Net loss	(1,646)

Note 8. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2019	$63,591	$—	$63,591
Goodwill acquired	41,372	—	41,372
Balance as of December 31, 2019	104,963	—	104,963
Goodwill acquired	7,176	—	7,176
Measurement period adjustment	699	—	699
Balance as of December 31, 2020	$112,838	$—	$112,838

On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of OpenEye and recorded $42.1 million of goodwill in the Alarm.com segment. On December 14, 2020, we acquired 100% of the issued and outstanding ownership interest units of SDS and recorded $7.2 million of goodwill in the Alarm.com segment. There were no impairments of goodwill recorded during the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020, the accumulated balance of goodwill impairments was $4.8 million, which is related to our acquisition of EnergyHub in 2013.
The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2019	$77,264	$1,678	$125	$79,067
Intangible assets acquired	19,805	16,583	2,219	38,607
Amortization	(12,673)	(1,441)	(122)	(14,236)
Balance as of December 31, 2019	84,396	16,820	2,222	103,438
Intangible assets acquired	2,362	13,522	512	16,396
Amortization	(14,088)	(2,119)	(368)	(16,575)
Balance as of December 31, 2020	$72,670	$28,223	$2,366	$103,259

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
We recorded $16.6 million, $14.2 million and $15.2 million of amortization related to our intangible assets for the years ended December 31, 2020, 2019 and 2018, respectively. There were no impairments of long-lived intangible assets during the years ended December 31, 2020, 2019 and 2018.

The following tables reflect the weighted-average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(53,423)	$72,670	8.8
Developed technology	44,064	(15,841)	28,223	7.3
Trade name	3,815	(1,449)	2,366	4.0
Other	234	(234)	—	0.0
Total intangible assets	$174,206	$(70,947)	$103,259

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$123,731	$(39,335)	$84,396	9.8
Developed technology	30,542	(13,722)	16,820	8.7
Trade name	3,304	(1,082)	2,222	4.8
Other	234	(234)	—	0.0
Total intangible assets	$157,811	$(54,373)	$103,438

The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ended December 31,	Amortization
2021	$17,044
2022	17,534
2023	16,193
2024	14,257
2025	12,071
2026 and thereafter	26,160
Total future amortization expense	$103,259

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
Note 9. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. In April 2020, we purchased 30 patents for $0.9 million and in October 2020, we purchased one patent for $0.2 million. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.9 million and $2.4 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, $0.7 million and $0.5 million of patent costs were included in other current assets and $2.2 million and $1.9 million of patent costs were included in other assets, respectively. We have $7.0 million of historical cost in purchased patents and patent licenses as of December 31, 2020. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to eighteen years. Patent cost amortization of $0.4 million, $0.4 million and $0.5 million was included in cost of SaaS and license revenue in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively. Patent cost amortization of $0.2 million, $0.1 million and less than $0.1 million was included in amortization and depreciation in our consolidated statements of operations for the year ended December 31, 2020, 2019 and 2018, respectively.

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

In June 2020, we amended the term loan with our distribution partner and also amended the subordinated credit agreement with the affiliated entity of the distribution partner. At the time of the amended term loan and subordinated credit agreement in June 2020, the outstanding balance of the term loan was $3.0 million and the outstanding balance of the subordinated credit agreement was $3.0 million. Under the amended terms, the distribution partner paid us $2.0 million in principal for the term loan on June 9, 2020 and the remaining $1.0 million was transferred to the amended subordinated credit agreement with the affiliated entity of the distribution partner. As of December 31, 2020, none of the notes receivable balance related to the amended term loan was outstanding. As of December 31, 2019, $1.0 million of the note receivable balance related to the term loan was included in other current assets in our consolidated balance sheets and $2.0 million of the note receivable balance was included in other assets in our consolidated balance sheets.

The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on September 9, 2025 and interest on the outstanding principal balance accrues at a rate of 9.0% per annum and is payable in kind. As of December 31, 2020 and 2019, $4.2 million and $3.0 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our consolidated balance sheets, respectively.

For the years ended December 31, 2020, 2019 and 2018, we recognized $2.4 million, $1.9 million and $1.3 million of revenue from the distribution partners associated with these loans, respectively.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
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

As of December 31, 2020 and 2019, there was no remaining outstanding balance of the Promissory Notes and the Acquired Promissory Note. The total equity investment in the hardware supplier was $5.6 million as of December 31, 2020 and 2019.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments are required beginning in February 2021. The maturity date of the loan is July 24, 2025. As of December 31, 2020, $1.2 million of principal was outstanding from the service provider partner under the loan agreement.

For the years ended December 31, 2020, 2019 and 2018, we recognized $0.1 million, less than $0.1 million and less than $0.1 million of revenue from the distribution partner associated with these loans, respectively.

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

On July 31, 2020, the platform partner was acquired by an unrelated third party and, as a result of the sale, we received proceeds of $25.7 million in exchange for our shares of common stock. As a result of the sale, we recorded a gain of $24.7 million within other income, net, in our consolidated statements of operations during the year ended December 31, 2020.

As of December 31, 2020, our investment in the platform partner was zero and as of December 31, 2019, our investment in the platform partner was $1.0 million and was included in other assets in our consolidated balance sheets.

Investment in a Technology Partner

In December 2016, we paid $0.3 million for a convertible promissory note with a technology partner. In April 2018, the $0.3 million convertible promissory note converted into 135,135 shares of Series A-1 Preferred Stock. At the time of conversion, we

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
determined there was no value related to the Series A-1 Preferred Stock. Based on observable price changes from orderly transactions for similar investments, we increased the amount of our investment by $0.7 million and recorded a gain within other income, net, in our consolidated statements of operations during the year ended December 31, 2020. Our investment in the technology partner was $0.7 million and zero as of December 31, 2020 and 2019, respectively.

Subsequent to December 31, 2020, in February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from the same technology partner as part of a financing round that included other investors.

Allowance for Credit Losses - Notes Receivable

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Year Ended December 31, 2020
	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$—	$(16)
Impact of adopting Topic 326	(434)	(15)
Recovery of / (provision for) expected credit losses	360	(1)
Write-offs	1	16
End of period balance	$(73)	$(16)

We manage our notes receivables using delinquency as a key credit quality indicator. Current and delinquent notes receivable by class of financing receivables and by year of origination as of December 31, 2020 are as follows (in thousands):

Loan Receivables:	2020	2019	2018	2017	2016	Prior	Total
Current	$1,200	$17	$—	$4,207	$—	$—	$5,424
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$1,200	$17	$—	$4,207	$—	$—	$5,424

Hardware Financing Receivables:
Current	$—	$67	$49	$—	$—	$—	$116
30-59 days past due	—	—	—	2	—	—	2
60-89 days past due	—	57	27	—	—	—	84
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	9	—	—	9
Total	$—	$124	$76	$11	$—	$—	$211

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018

The amortized cost of notes receivables placed on nonaccrual status is as follows (in thousands):

	December 31, 2020	December 31, 2019
Loan receivables	$—	$—
Hardware financing receivables	9	16
Total	$9	$16

During the years ended December 31, 2020, 2019 and 2018, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of December 31, 2020 and 2019, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of December 31, 2020 and 2019, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of December 31, 2020 and 2019, $8.4 million and $6.1 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses.

Note 10. Fair Value Measurements

The following tables presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of
	December 31, 2020
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$221,407	$—	$—	$221,407
Total	$221,407	$—	$—	$221,407
Liabilities:
Contingent consideration liability from acquisitions	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Fair Value Measurements on a Recurring Basis as of
	December 31, 2019
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$93,303	$—	$—	$93,303
Total	$93,303	$—	$—	$93,303
Liabilities:
Contingent consideration liability from acquisitions	$—	$—	$2,595	$2,595
Total	$—	$—	$2,595	$2,595

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
The following table summarizes the change in fair value of the Level 3 liabilities for contingent consideration liabilities from acquisitions with significant unobservable inputs (in thousands):

	Year Ended December 31,
	2020	2019
Beginning of period balance	$2,595	$—
Acquired liabilities	—	2,793
Changes in fair value included in earnings	(2,595)	(198)
End of period balance	$—	$2,595

The money market accounts are included in our cash and cash equivalents in our consolidated balance sheets. Our money market assets are valued using quoted prices in active markets.

The contingent consideration liability consisted of the potential earn-out payment related to our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The earn-out payment was contingent on the satisfaction of certain calendar 2020 revenue targets and had a maximum potential payment of up to $11.0 million. During parts of 2019 and 2020, we accounted for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. The contingent consideration liability was valued with significant unobservable inputs, including the revenue volatility and the discount rate. Selecting another revenue volatility or discount rate within an acceptable range would not have resulted in a significant change to the fair value of the contingent consideration liability. As of October 21, 2019, the fair value of the liability was $2.8 million. At each reporting date until December 31, 2020, we remeasured the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date were recorded in general and administrative expense in our consolidated statements of operations. As of December 31, 2020, the 2020 revenue targets were not met and the fair value of the contingent consideration related to the potential earn-out payment decreased to zero as compared to the initial liability recorded at the acquisition date, primarily due to OpenEye's 2020 actual revenue being less than the projected revenue.

The contingent consideration liability was included in other liabilities in our consolidated balance sheets as of December 31, 2019 (see Note 13).

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the years ended December 31, 2020, 2019 and 2018. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the years ended December 31, 2020, 2019 and 2018.

Note 11. Leases

We lease office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. In March 2020, we entered into an amendment to the lease for our corporate headquarters, which provides for additional office space, additional parking spaces and additional tenant improvement allowance. In December 2020, we entered into an amendment to the lease for our corporate headquarters to extend the lease term for additional storage space. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $11.8 million, including the $0.7 million tenant improvement allowance within the March 2020 lease amendment.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Year Ended December 31,
	2020	2019
Operating lease cost	$8,888	$7,600
Cash paid for amounts included in the measurement of operating lease liabilities	10,177	8,268
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	10,073	7,886

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term — operating leases	4.9 years	5.7 years
Weighted-average discount rate — operating leases	3.6%	4.0%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
2021	$11,485
2022	10,460
2023	9,648
2024	8,494
2025	7,539
2026 and thereafter	4,443
Total lease payments	52,069
Less: imputed interest(2)	4,399
Present value of lease liabilities	$47,670
_______________
(1)Operating lease payments exclude $0.1 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $1.0 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

Prior to our adoption of Topic 842, rent expense was $6.3 million for the year ended December 31, 2018. The following table presents the future minimum lease payments under the non-cancelable operating leases as of December 31, 2018 prior to our adoption of Topic 842 (in thousands):

Year Ended December 31,	Minimum Lease Payments
2019	$7,044
2020	7,168
2021	6,974
2022	6,719
2023	6,348
2024 and thereafter	14,838
Total	$49,091

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
Note 12. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable	$38,163	$32,878
Accrued expenses	11,449	10,092
Other current liabilities	4,315	5,757
Accounts payable, accrued expenses and other current liabilities	$53,927	$48,727

The components of other liabilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Contingent consideration liability from acquisitions	$—	$2,595
Holdback liability from acquisitions	1,500	1,650
Other liabilities	5,311	3,244
Other liabilities	$6,811	$7,489

Note 13. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Debt

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. During the years ended December 31, 2020, 2019 and 2018, we repaid $3.0 million, $4.0 million, and $4.0 million of the outstanding balance of the 2017 Facility, respectively. See Note 22 for further details on the repayment of all outstanding borrowings under, and the termination of, the 2017 Facility subsequent to December 31, 2020.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. For the year ended December 31, 2020, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. For the years ended December 31, 2020, 2019 and 2018, the effective interest rate on the credit facilities was 2.65%, 4.45% and 4.13%, respectively.

The carrying value of the 2017 Facility was $110.0 million and $63.0 million as of December 31, 2020 and 2019, respectively. The 2017 Facility included a variable interest rate that approximated market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2020 and 2019. The 2017 Facility contained various financial and other covenants that required us to maintain a maximum consolidated leverage ratio not to exceed 3.25:1.00 and a consolidated fixed charge coverage ratio of at least 1.25:1.00. As of December 31, 2020, we were in compliance with all financial and non-financial covenants and there were no events of default.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that were required to be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018 (see Note 14).

Commitments and Contingencies

Contingent Consideration

On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of OpenEye. Certain stockholders of OpenEye had the right to receive an earn-out payment of up to an additional $11.0 million based upon satisfaction of certain calendar 2020 revenue targets. At October 21, 2019, the fair value of the contingent consideration liability was $2.8 million. At each reporting date until December 31, 2020, we remeasured the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date are recorded in the consolidated statements of operations. As of December 31, 2020, the 2020 revenue targets were not met and the fair value of the contingent consideration related to the potential earn-out payment decreased to zero as compared to the initial liability recorded at the acquisition date, primarily due to OpenEye's 2020 actual revenue being less than the projected revenue. The contingent consideration liability was included in other liabilities in our consolidated balance sheets as of December 31, 2019 (see Note 10).

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

Letters of Credit

As of December 31, 2020 and 2019, we had no outstanding letters of credit under the 2017 Facility.

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Nine claims asserted in the litigation were found unpatentable in the PTO rejections. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The PTAB issued decisions affirming the rejections on February 28, 2020 and May 4, 2020. Vivint appealed one of these decisions to the Federal Circuit on July 1, 2020, and requested rehearing from the PTAB on the other decision. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. The appeal has been fully briefed and is now pending decision. On February 12, 2021, we filed an action in U.S. District Court, Eastern District of Virginia challenging the refusal by the PTO to proceed with additional reexaminations of the remaining patent claims asserted in the lawsuit. The PTO has not yet responded to the complaint.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018

On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated and Alarm.com Holdings, Inc., among others, as proposed respondents. The complaint alleges that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent limited exclusion order and permanent cease and desist order. On November 22, 2019, the ITC instituted an investigation into EcoFactor’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc. and others as respondents. We answered the complaint on December 19, 2019. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing was held in November 2020. The administrative law judge presiding over the investigation has set August 20, 2021 as the target date for completion of the investigation.

On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On December 26, 2019, the court issued an order staying the lawsuit pending the conclusion of the related ITC investigation.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On January 19, 2021, the court issued an order staying the lawsuit until May 19, 2021 in light of the related ITC investigation. On February 12, 2021, Alarm.com requested the PTO reexamine the claims of one of the patents asserted in the lawsuit. The request is pending with the PTO.

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

On July 29, 2020, a putative class action was filed against Alarm.com Incorporated d/b/a ICN Acquisition, among other defendants, by Abante Rooter and Plumbing Inc. and Sidney Naiman in the U.S. District Court for the Northern District of California, alleging violations of the TCPA. The complaint sought statutory damages under the TCPA, injunctive relief, and other relief. The matter was resolved in December 2020. On January 27, 2021, the Court entered an order dismissing the case.

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we are incurring costs associated with the indemnification of our service provider ADT, LLC in ongoing patent infringement suits.

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and summary judgment and Daubert motions briefing closed on June 3, 2020 and are pending. The pretrial conference is scheduled for March 22, 2021, and trial is set for June 15, 2021.

On July 2, 2020, Portus Singapore Pte. Ltd. and Portus Pty. Ltd., or Portus, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Western District of Texas. Portus alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent Nos. 8,914,526 and 9,961,097, which were assigned to Portus. Portus is seeking damages and attorneys’ fees. ADT answered the complaint on August 31, 2020. The claim construction hearing is set for June 11, 2021. Trial is scheduled for April 4, 2022.

Should the plaintiffs prevail on the claims that one or more elements of ADT’s products infringe, we could be required to indemnify ADT for damages in the form of a reasonable royalty or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available to us or we are unable to design

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
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

Common and Preferred Stock

As of December 31, 2020 and 2019, there were 49,630,773 and 48,700,963 shares of common stock issued, and 49,483,620 and 48,700,713 shares of common stock outstanding, respectively. As of December 31, 2020 and 2019, there were no preferred shares issued and outstanding. Each outstanding share of common stock is entitled to one vote per share.

Stock Repurchase Programs

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period ended November 29, 2020. On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the year ended December 31, 2020, we repurchased 147,153 shares of our common stock under the program that expired on November 29, 2020. No shares were purchased under these programs during the years ended 2019 and 2018.

Note 15. Stock-Based Compensation

Stock-based compensation expense was included in the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,
Stock-based compensation expense data:	2020	2019	2018
Sales and marketing	$3,025	$2,075	$1,196
General and administrative	7,996	6,474	4,901
Research and development	18,155	12,054	7,332
Total stock-based compensation expense	$29,176	$20,603	$13,429

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options and assumed options	$3,406	$3,783	$3,511
Restricted stock units	25,605	16,627	9,770
Restricted stock awards	—	—	1
Employee stock purchase plan	165	193	147
Total stock-based compensation expense	$29,176	$20,603	$13,429
Tax windfall benefit from stock-based awards	$8,202	$5,154	$7,581

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

In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan, or the 2009 Plan. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of December 31, 2020, 5,887,965 shares remained available for future grant under the 2015 Plan. In December 2020, our board of directors determined that the January 1, 2021 increase in the number of shares reserved for issuance under the 2015 Plan would be 2.5% of the total number of shares of common stock outstanding on December 31, 2020, or 1,237,090 shares. There was no increase to the number of shares of common stock reserved for issuance under the 2015 Plan in the years ended December 31, 2020, 2019 and 2018.

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

Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were zero and 250 unvested shares of common stock outstanding subject to our right of repurchase as of December 31, 2020 and 2019, respectively. We repurchased zero and 27 of these unvested shares of common stock related to early exercised stock options in connection with employee terminations during the years ended December 31, 2020 and 2019, respectively. We recorded zero and less than $0.1 million in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets for the proceeds from the early exercise of the unvested stock options as of December 31, 2020 and 2019.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
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

There were 143,650, 186,500 and 219,450 stock options granted during the years ended December 31, 2020, 2019 and 2018, respectively. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is 0%.

The following table summarizes the assumptions used for estimating the fair value of stock options granted:

Year Ended December 31,
	2020	2019	2018
Volatility	39.2 - 42.3%	39.6 - 42.2%	41.9 - 60.8%
Expected term	6.2 - 6.7 years	6.3 - 7.5 years	6.3 years
Risk-free interest rate	0.4 - 1.8%	1.4 - 2.5%	2.3 - 3.0%
Dividend rate	—%	—%	—%

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	1,905,751	$20.60	6.0	$45,344
Granted	143,650	40.89
Exercised	(696,154)	14.70		33,423
Forfeited	(8,403)	34.55
Expired	(1,365)	6.65
Outstanding as of December 31, 2020	1,343,479	$25.75	5.7	$104,388
Vested and expected to vest as of December 31, 2020	1,343,479	$25.75	5.7	$104,388
Exercisable as of December 31, 2020	878,901	$16.54	4.6	$76,382

The weighted average grant date fair value for our stock options granted during the years ended December 31, 2020, 2019 and 2018 was $16.79, $25.01 and $19.43, respectively. The total fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was $3.6 million, $3.4 million and $3.5 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $33.4 million, $15.1 million and $32.7 million, respectively. As of December 31, 2020, the total compensation cost related to nonvested awards not yet recognized was $4.1 million, which will be recognized over a weighted average period of 2.5 years. Cash received from exercises of stock options was $10.2 million, $2.5 million and $5.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Stock Options Assumed from Acquisition

On March 8, 2017, we acquired certain assets and assumed certain liabilities of the Connect line of business and all of the outstanding equity interests of the two subsidiaries through which Icontrol Networks, Inc., or Icontrol, conducted its Piper line of business, or the Acquisition, and assumed the Icontrol 2013 Equity Incentive Plan and Icontrol 2003 Stock Plan, or collectively, the Icontrol Plans. The assumed unvested stock options are exercisable for 70,406 shares of Alarm.com common stock. On March 15, 2017, we filed a Form S-8 Registration Statement related to the Acquisition. The registration also covers an additional 2,308,615 shares of common stock that were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to an evergreen provision contained in the 2015 Plan and an additional 461,723 shares of common stock that were automatically added to the shares authorized for issuance under the 2015 ESPP, pursuant to an evergreen provision contained in the 2015 ESPP.

In accordance with the terms of the asset purchase agreement, we were obligated to assume the Icontrol Plans, and converted the 2,001,387 unvested employee stock options into 70,406 Alarm.com stock options using a conversion ratio stated

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
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

The following table summarizes the assumptions used for estimating the fair value of stock options assumed from the Connect business unit of Icontrol:

Year Ended December 31,
2017
Volatility	42.7 - 44.4%
Expected term	2.5 - 5.0 years
Risk-free interest rate	1.4 - 2.0%
Dividend rate	—%

The following table summarizes the assumed stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	15,805	$7.26	5.7	$564
Exercised	(8,172)	8.35		391
Outstanding as of December 31, 2020	7,633	$6.09	4.6	$743
Vested and expected to vest as of December 31, 2020	7,633	$6.09	4.6	$743
Exercisable as of December 31, 2020	7,633	$6.09	4.6	$743

The weighted average grant date fair value for the assumed stock options granted during the year ended December 31, 2017 was $4.78. There were no new grants under the assumed Icontrol Plans in 2020, 2019 and 2018. The total fair value of assumed stock options vested during the year ended December 31, 2020 was less than $0.1 million. The total fair value of assumed stock options vested during each of the years ended December 31, 2019 and 2018 was $0.1 million. The aggregate intrinsic value of assumed stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $0.3 million and $0.7 million, respectively. As of December 31, 2020, there were no compensation costs related to the nonvested awards not yet recognized. Cash received from exercises of stock options was less than $0.1 million, less than $0.1 million and $0.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Stock Units

There was an aggregate of 564,416, 827,764 and 381,545 RSUs granted to certain of our employees during the years ended December 31, 2020, 2019 and 2018, respectively. The time-based RSUs vest over a five-year period from the vesting commencement date, which is generally the grant date. The performance-based RSUs vest when the related performance conditions are met. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense for time-based RSUs using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The condition for vesting of the RSUs is based on continued employment. We recognize stock-based compensation expense for performance-based RSUs based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. As of December 31, 2020, the total unrecognized compensation expense related to RSU awards granted amounted to $45.1 million, which is expected to be recognized over a weighted average period of 2.5 years.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	1,386,488	$46.52	$59,577
Granted	564,416	51.34
Vested	(195,551)	46.19	11,008
Forfeited	(58,713)	48.89
Outstanding as of December 31, 2020	1,696,640	$48.08	$175,517
Vested and expected to vest as of December 31, 2020	1,696,640	$48.08	$175,517

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of December 31, 2020, 1,974,251 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. There was no increase to the number of shares of common stock reserved for issuance under the 2015 ESPP in any of 2018, 2019 or 2020 nor will the number of shares be increased in 2021. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. For the years ended December 31, 2020, 2019 and 2018, an aggregate of 29,933, 26,811 and 29,131 shares were purchased by employees for which we recognized $0.2 million, $0.2 million and $0.1 million of compensation expense, respectively. Compensation expense is recognized for the amount of the discount, net of actual forfeitures and voluntary withdrawals, over the six-month purchase period.

Note 16. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income	$76,660	$53,330	$21,524
Net loss attributable to redeemable noncontrolling interest	1,193	201	—
Net income allocated to participating securities	—	—	(3)
Net income attributable to common stockholders (A)	$77,853	$53,531	$21,521
Weighted average common shares outstanding — basic (B)	48,950,328	48,427,446	47,633,739
Dilutive effect of stock options and restricted stock units	2,012,862	1,846,443	2,058,445
Weighted average common shares outstanding — diluted (C)	50,963,190	50,273,889	49,692,184
Net income per share:
Basic (A/B)	$1.59	$1.11	$0.45
Diluted (A/C)	$1.53	$1.06	$0.43

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Stock options	158,515	223,259	229,294
Restricted stock units	62,194	136,600	148,175
Common stock subject to repurchase	—	250	957

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

Note 17. Significant Service Providers

During the years ended December 31, 2020, 2019 and 2018, our 10 largest revenue service provider partners accounted for 48%, 52% and 57% of our consolidated revenue. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the years ended December 31, 2020, 2019 and 2018.

Two service provider partners in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2020. One individual service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2019.

Note 18. Income Taxes

The components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$3,583	$1,615	$741
State	2,735	900	653
Foreign	438	452	263
Total Current	6,756	2,967	1,657
Deferred
Federal	(3,628)	2,622	(8,821)
State	372	(23)	(2,643)
Foreign	—	—	(18)
Total Deferred	(3,256)	2,599	(11,482)
Total	$3,500	$5,566	$(9,825)

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
The difference between the income tax expense at the federal statutory rate and income tax expense in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income tax expense, net of federal benefits	1.4	0.6	(3.4)
Nondeductible meals and entertainment	0.1	0.8	2.1
Nondeductible employee fringe benefits	—	—	1.3
Foreign-derived intangible income deduction	(1.4)	(0.7)	—
Valuation allowance	1.3	—	—
Research and development tax credits	(9.4)	(7.1)	(48.7)
Tax windfall benefits	(8.8)	(7.5)	(55.7)
Change in tax rate	(0.2)	0.4	(1.4)
Other	0.4	2.0	0.8
Effective rate	4.4%	9.5%	(84.0)%
The components of our net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets, non-current
Provision for credit losses on accounts receivable	$1,524	$606
Depreciation	261	267
Accrued expenses	4,633	3,114
Deferred revenue	1,725	2,060
Operating lease liabilities	11,511	10,929
Stock-based compensation	12,768	8,840
Acquisition costs	2,773	2,811
Subsidiary unit compensation	249	185
Equity investments	31	243
Inventory reserve	240	30
Net operating losses	1,198	1,289
Tax credits	5,502	7,755
Other	288	106
Total deferred tax assets, non-current prior to valuation allowance	42,703	38,235
Valuation allowance	(1,568)	(322)
Total deferred tax assets, non-current, net of valuation allowance	41,135	37,913
Deferred tax liabilities, non-current
Intangible assets and prepaid patent licenses	(4,421)	(6,162)
Operating lease right-of-use assets	(8,043)	(7,441)
Depreciation	(5,322)	(3,030)
Sales commissions	(866)	(766)
Contingent liability	(171)	(170)
Internally developed software	(620)	(1,208)
Total deferred tax liabilities, non-current	(19,443)	(18,777)
Net deferred tax assets, non-current	$21,692	$19,136

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest expense) is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$3,065	$2,801	$1,973
Additions based on tax positions of the current year	1,166	718	857
Additions based on tax positions of prior year	656	18	147
Decreases based on tax positions of prior year	(259)	(253)	—
Decreases due to lapse of applicable statute of limitations	(400)	(219)	(176)
Ending balance	$4,228	$3,065	$2,801

Our effective income tax rates were 4.4%, 9.5% and (84.0)% for the years ended December 31, 2020, 2019 and 2018, respectively. Our effective tax rates were below the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes and valuation allowances recorded against state research and development tax credit carryforwards.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits totaling $0.3 million, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of December 31, 2020 and 2019. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits of $1.1 million, $0.6 million and $0.8 million primarily for research and development tax credits claimed during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, we accrued $0.1 million and $0.2 million of total interest related to unrecognized tax benefits, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We are not aware of any events that make it reasonably possible that there would be a significant change in our unrecognized tax benefits over the next twelve months. Our cumulative liability for uncertain tax positions was $4.2 million and $3.1 million as of December 31, 2020 and 2019, respectively, and if recognized, would reduce our income tax expense and the effective tax rate.

We file income tax returns in the United States and Canada. We are no longer subject to U.S. income tax examinations for years prior to 2017, with the exception that operating loss carryforwards generated prior to 2017 may be subject to tax audit adjustment. We are generally no longer subject to state and local income tax examinations by tax authorities for years prior to 2017.

As of December 31, 2020, we had federal net operating loss carryforwards of $4.6 million, which are scheduled to begin to expire in 2030. As of December 31, 2020, we had state net operating loss carryforwards of $1.6 million, which are scheduled to begin to expire in 2034. As of December 31, 2020, we had federal research and development tax credit carryforwards of $2.2 million, on a more likely than not basis, which are scheduled to begin to expire in 2040. As of December 31, 2020, we had state research and development tax credit carryforwards of $4.1 million, on a more likely than not basis, which are scheduled to begin to expire in 2023. The federal net operating loss carryforward arose in connection with the 2013 acquisition of EnergyHub. Utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change limitations as provided by the Internal Revenue Code of 1986, as amended.

Note 19. Segment Information

We have two reportable segments:

•Alarm.com segment

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018

•Other segment

Our chief operating decision maker is our chief executive officer. Management determined the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results.

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94%, 93% and 93% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Year Ended December 31, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$366,815	$26,442	$—	$—	$393,257
Hardware and other revenue	219,826	14,254	(3,093)	(6,241)	224,746
Total revenue	586,641	40,696	(3,093)	(6,241)	618,003
Operating income / (loss)	59,194	(2,908)	393	(381)	56,298
Assets	763,925	26,739	(58,983)	6	731,687

	Year Ended December 31, 2019
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$317,580	$19,795	$—	$—	$337,375
Hardware and other revenue	156,265	20,919	(4,301)	(7,895)	164,988
Total revenue	473,845	40,714	(4,301)	(7,895)	502,363
Operating income / (loss)	52,046	(1,639)	134	(128)	50,413
Assets	589,952	17,844	(49,997)	—	557,799

	Year Ended December 31, 2018
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$278,013	$13,059	$—	$—	$291,072
Hardware and other revenue	119,221	20,316	(4,749)	(5,366)	129,422
Total revenue	397,234	33,375	(4,749)	(5,366)	420,494
Operating income / (loss)	16,927	(4,708)	(273)	256	12,202

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $38.0 million, $43.4 million and $41.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2020, 2019 and 2018.

Depreciation and amortization expense was $27.2 million, $22.1 million and $21.4 million for the Alarm.com segment for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation and amortization expense was $0.3 million, less than $0.1 million and $0.3 million for the Other segment for the years ended December 31, 2020, 2019 and 2018, respectively. Additions to property and equipment were $16.4 million, $15.6 million and $11.7 million for the Alarm.com segment for the years ended December 31, 2020, 2019 and 2018, respectively. Additions to property and equipment were $1.1 million, $0.7 million and $0.1 million for the Other segment for the years ended December 31, 2020, 2019 and 2018, respectively.

We derived substantially all revenue from North America for the years ended December 31, 2020, 2019 and 2018. Substantially all our long-lived assets were in North America as of December 31, 2020 and 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018

Note 20. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security service providers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of December 31, 2020 and 2019, our investment balance in our installation partner was zero. During each of the years ended December 31, 2020, 2019 and 2018, we recorded $0.4 million of cost of hardware and other revenue in connection with this installation partner. As of December 31, 2020 and 2019, the accounts payable balance to our installation partner was less than $0.1 million.

Affiliate Lease

OpenEye leases its production and administration operations facility from a company that is controlled by certain employees of OpenEye, or the Landlord. The one-year lease term expired on October 20, 2020 and was subsequently converted to a month-to-month lease. OpenEye can terminate the lease at any time by providing 30 days' prior written notice and the Landlord can terminate the lease by providing 90 days' prior written notice. Total minimum lease payments over the term of the lease are $0.2 million. During the years ended December 31, 2020 and 2019, we recorded $0.3 million and less than $0.1 million of rent expense in connection with this lease arrangement. There was no accounts payable balance due to the Landlord under this lease arrangement as of December 31, 2020 and 2019.

Note 21. Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly consolidated statement of operations data for each of our eight most recently completed quarters. In the opinion of management, the information for each of these quarters has been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of financial information in accordance with GAAP. However, the COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, supplies of the vaccine remain limited and it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. Historical results are not necessarily indicative of the results that may be achieved in future periods, and operating results for quarterly periods are not necessarily indicative of operating results for a full year, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic.

Information about current period and prior period acquisitions that may affect the comparability of the selected financial information presented below is included in Note 7. Information about the $1.7 million of interest recorded within interest income and the $6.9 million of gain recorded within other income, net, during the three months ended September 30, 2019, which relates to the Promissory Notes proceeds and the Acquired Promissory Note proceeds received from one of our hardware suppliers and may affect the comparability of the quarterly financial data presented below, is included in Note 9. Information about the $24.7 million gain on the sale of an investment recorded in other income, net, during the three months ended September 30, 2020, which relates to the sale of an investment in one of our platform partners and may affect the comparability of the quarterly financial data presented below, is included in Note 9. The selected consolidated statements of operation data in amounts are presented below (in thousands, except per share data):

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018

	Three Months Ended
	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Total revenue	$112,335	$121,660	$127,880	$140,488	$151,939	$141,637	$158,851	$165,576
Total cost of revenue	38,950	44,556	47,523	52,570	57,980	49,005	61,183	59,260

Net income	9,010	13,796	17,690	12,834	8,571	16,625	35,825	15,639
Net income attributable to common stockholders	9,010	13,796	17,690	13,035	8,807	16,995	36,084	15,967
Net income per share attributable to common stockholders
Basic	$0.19	$0.29	$0.36	$0.27	$0.18	$0.35	$0.74	$0.32
Diluted	$0.18	$0.27	$0.35	$0.26	$0.18	$0.34	$0.71	$0.31

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
Note 22. Subsequent Events

Convertible Senior Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. The terms of the 2026 Notes are governed by an Indenture, or the Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs.

We may not redeem the 2026 Notes prior to January 20, 2024. We may redeem for cash, all or any portion of the 2026 Notes, at our option, on or after January 20, 2024, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the 2026 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. No sinking fund is provided for the 2026 Notes.

The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2026 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the Indenture.

On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2026 Notes, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time, regardless of the foregoing conditions. Upon conversion, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal amount of the 2026 Notes with cash. The initial conversion rate for the 2026 Notes is 6.7939 shares of our common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of $147.19 per share of our common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2026 Notes or if we deliver a notice of redemption in respect of the 2026 Notes, we will, under certain circumstances, increase the conversion rate of the 2026 Notes for a holder who elects to convert its 2026 Notes (or any portion thereof) in connection with such a corporate event or convert its 2026 Notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be.

If we undergo a fundamental change (as defined in the Indenture), subject to certain exceptions and except as described in the Indenture, holders may require us to repurchase for cash all or any portion of their 2026 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.

The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the 2026 Notes become automatically due and payable.

We used some of the proceeds to repay the $110.0 million outstanding principal balance under our 2017 Facility and also used some of the proceeds to pay accrued interest, fees and expenses related to the 2017 Facility. We terminated the 2017 Facility effective January 20, 2021. We intend to use the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2020, 2019 and 2018
Since we expect to settle the principal amount on our outstanding 2026 Notes in cash and any excess in cash or shares of our common stock, we will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $147.19 per share for the 2026 Notes.

Schedule II – Valuation and Qualifying Accounts and Reserves

Alarm.com Holdings, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Other Accounts (1)	Deductions	Balance at End of Year
Year Ended December 31, 2020
Allowance for credit losses on accounts receivable	$2,584	$—	$2,530	$(418)	$4,696
Allowance for product returns	1,075	1,795	—	(1,390)	1,480
Allowance for credit losses on notes receivable	16	—	90	(17)	89
Deferred tax valuation allowance	322	—	1,246	—	1,568
Year Ended December 31, 2019
Allowance for credit losses on accounts receivable	$1,425	$—	$1,170	$(11)	$2,584
Allowance for product returns	1,915	(123)	105	(822)	1,075
Allowance for credit losses on notes receivable	3,319	—	(3,272)	(31)	16
Deferred tax valuation allowance	—	—	322	—	322
Year Ended December 31, 2018
Allowance for credit losses on accounts receivable	$1,449	$—	$149	$(173)	$1,425
Allowance for product returns	2,471	273	—	(829)	1,915
Allowance for credit losses on notes receivable	—	—	3,319	—	3,319

(1) Includes the 2020 impact of the adoption of Topic 326 of $0.4 million for the allowance for credit losses on accounts receivable and $0.4 million for the allowance for credit losses on note receivable (see Note 2).

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2020. The report of PricewaterhouseCoopers LLP is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

On December 14, 2020, we acquired 100% of the issued and outstanding ownership interest units of Shooter Detection Systems, LLC, or SDS. In accordance with guidance issued by the Securities and Exchange Commission, management's assessment of the effectiveness of our internal control over financial reporting excluded the internal control activities of SDS, which is included in our December 31, 2020 consolidated financial statements, for which total assets and total revenue of SDS represented less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III.

We will file a definitive Proxy Statement for our Annual Meeting, or our 2021 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of our 2021 Proxy Statement under the captions "Information Regarding Committees of the Board of Directors," "Election of Directors" and "Executive Officers."

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of our 2021 Proxy Statement under the captions "Executive Compensation," "Director Compensation" and “Information Regarding Committees of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of our 2021 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of our 2021 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section of our 2021 Proxy Statement under the caption "Principal Accountant Fees and Services" and “Pre-Approval Policies and Procedures.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

    (1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm
    (2) Consolidated Financial Statement Schedule
    (3) Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated as of June 23, 2016	8-K	001-37461	2.1	June 23, 2016
2.2	Amendment No. 1 to Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated November 15, 2016	8-K	001-37461	2.1	November 16, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	June 9, 2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37461	3.2	June 9, 2020
4.1	Indenture, dated as of January 20, 2021, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37461	4.1	January 20, 2021
4.2	Form of Global Note, representing Alarm.com Holdings, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-37461	4.2	January 20, 2021
4.3	Form of Common Stock Certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.4	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
4.5*	Description of Securities Registered Pursuant To Section 12 of the Securities Exchange Act of 1934, As Amended
10.1	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.2	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015	10-Q	001-37461	10.1	August 15, 2016
10.3	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015	10-Q	001-37461	10.2	August 15, 2016
10.4	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016	10-Q	001-37461	10.3	August 15, 2016
10.5	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016	10-Q	001-37461	10.3	November 14, 2016
10.6	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017	10-K	001-37461	10.7	March 16, 2017
10.7	Sixth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated October 10, 2018	10-K	001-37461	10.8	March 1, 2019
10.8	Seventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated May 16, 2019	10-Q	001-37461	10.1	August 9, 2019
10.9	Eighth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated July 17, 2019	10-Q	001-37461	10.2	August 9, 2019

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.10	Ninth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated March 12, 2020	10-Q	001-37461	10.1	May 7, 2020
10.11*	Tenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 17, 2020
10.12†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.13†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.14†	Form of Option Grant Package under 2015 Equity Incentive Plan	10-K	001-37461	10.10	February 28, 2018
10.15†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	10-K	001-37461	10.12	March 1, 2019
10.16†	Form of Early Exercise Restricted Stock Purchase Agreement	10-K	001-37461	10.7	February 29, 2016
10.17†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.18†	Alarm.com Holdings, Inc. Executive Bonus Plan	10-Q	001-37461	10.1	May 9, 2019
10.19†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 11, 2015
10.20†	Offer Letter by and between the Registrant and Steve Valenzuela dated October 12, 2016	8-K	001-37461	10.1	November 14, 2016
10.21#	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016	10-Q	001-37461	10.2	November 14, 2016
10.22	Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated October 6, 2017	10-Q	001-37461	10.2	November 9, 2017
10.23	First Amendment to the Senior Secured Credit Facilities Credit Agreement by and among the Registrant, Alarm.com Incorporated, Silicon Valley Bank, Bank of America, N.A. and the several lenders from time to time parties thereto, dated November 30, 2018	10-K	001-37461	10.25	March 1, 2019
10.24	Class Action Settlement Agreement by and between Alarm.com Holdings, Inc., Alarm.com Incorporated, Abante Rooter and Plumbing, Inc., Mark Hankins and Philip J. Charvat, individually and on behalf of all others similarly situated	10-K	001-37461	10.27	March 1, 2019
10.25^	First Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of December 9, 2019	10-K	001-37461	10.23	February 26, 2020
10.26	Indemnity Agreement by and between Alarm.com Holdings, Inc. and Simone Wu	10-K	001-37461	10.24	February 26, 2020
10.27*^	Second Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of November 4, 2020
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Alarm.com Holdings, Inc.

Date:	February 25, 2021	By:	/s/ Stephen Trundle
Stephen Trundle
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Trundle	President, Chief Executive Officer and Director	February 25, 2021
Stephen Trundle	(Principal Executive Officer)

/s/ Steve Valenzuela	Chief Financial Officer	February 25, 2021
Steve Valenzuela	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy McAdam	Chairman of the Board of Directors	February 25, 2021
Timothy McAdam

/s/ Donald Clarke	Director	February 25, 2021
Donald Clarke

Director
Rear Admiral (Ret.) Stephen Evans

/s/ Darius G. Nevin	Director	February 25, 2021
Darius G. Nevin

/s/ Hugh Panero	Director	February 25, 2021
Hugh Panero

/s/ Mayo Shattuck	Director	February 25, 2021
Mayo Shattuck

/s/ Simone Wu	Director	February 25, 2021
Simone Wu