Form 10-Q
period 2021-03-31
Alarm.com Holdings, Inc.
filed 2021-05-04
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 27, 2021, there were 49,758,229 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
SaaS and license revenue	$107,383	$91,950
Hardware and other revenue	65,115	59,989
Total revenue	172,498	151,939
Cost of revenue(1):
Cost of SaaS and license revenue	15,156	12,328
Cost of hardware and other revenue	50,606	45,652
Total cost of revenue	65,762	57,980
Operating expenses:
Sales and marketing	18,999	17,075
General and administrative	22,882	20,865
Research and development	42,467	39,730
Amortization and depreciation	7,385	6,422
Total operating expenses	91,733	84,092
Operating income	15,003	9,867
Interest expense	(3,368)	(645)
Interest income	157	459
Other (expense) / income, net	(155)	92
Income before income taxes	11,637	9,773
(Benefit from) / provision for income taxes	(2,913)	1,202
Net income	14,550	8,571
Net loss attributable to redeemable noncontrolling interest	280	236
Net income attributable to common stockholders	$14,830	$8,807

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.30	$0.18
Diluted	$0.29	$0.18
Weighted average common shares outstanding:
Basic	49,561,887	48,725,565
Diluted	51,739,461	50,246,987
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$642,172	$253,459
Accounts receivable, net of allowance for credit losses of $3,912 and $4,696, respectively, and net of allowance for product returns of $1,488 and $1,480, respectively	88,406	83,326
Inventory	47,228	44,281
Other current assets, net of allowance for credit losses of $6 and $17, respectively	17,972	16,348
Total current assets	795,778	397,414
Property and equipment, net	45,103	44,796
Intangible assets, net	98,998	103,259
Goodwill	112,838	112,838
Deferred tax assets	7,088	21,692
Operating lease right-of-use assets	31,747	33,455
Other assets, net of allowance for credit losses of $72 and $72, respectively	22,993	18,233
Total assets	$1,114,545	$731,687
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$60,908	$53,927
Accrued compensation	14,846	22,307
Deferred revenue	5,283	4,037
Operating lease liabilities	10,036	9,973
Total current liabilities	91,073	90,244
Deferred revenue	8,373	8,492
Convertible senior notes, net	412,772	—
Long-term debt	—	110,000
Operating lease liabilities	35,491	37,697
Other liabilities	7,451	6,811
Total liabilities	555,160	253,244
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	10,884	10,691
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 49,803,750 and 49,630,773 shares issued; and 49,656,597 and 49,483,620 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	498	496
Additional paid-in capital	471,748	405,831
Treasury stock, at cost; 147,153 shares as of March 31, 2021 and December 31, 2020	(5,149)	(5,149)
Retained earnings	81,404	66,574
Total stockholders’ equity	548,501	467,752
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,114,545	$731,687

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2021	2020
Net income	$14,550	$8,571
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses on accounts receivable	32	1,885
Reserve for product returns	574	291
Recovery of credit losses on notes receivable	(11)	(349)
Amortization on patents and tooling	288	199
Amortization and depreciation	7,385	6,422
Amortization of debt discount and debt issuance costs	3,250	27
Amortization of operating leases	2,338	2,045
Deferred income taxes	(3,178)	1,327
Change in fair value of contingent liability	—	(568)
Stock-based compensation	7,888	6,358
Acquired in-process research and development	—	3,297
Loss on early extinguishment of debt	185	—
Changes in operating assets and liabilities:
Accounts receivable	(5,685)	(8,064)
Inventory	(2,947)	(2,673)
Other current and non-current assets	(1,734)	(6,108)
Accounts payable, accrued expenses and other current liabilities	(220)	83
Deferred revenue	1,127	1,604
Operating lease liabilities	(2,772)	(2,259)
Other liabilities	162	812
Cash flows from operating activities	21,232	12,900
Cash flows used in investing activities:
Additions to property and equipment	(4,069)	(3,719)
Purchases of in-process research and development	—	(3,297)
Receipt of payments on notes receivable	2	3
Purchase of investment in unconsolidated entity	(5,000)	—
Cash flows used in investing activities	(9,067)	(7,013)
Cash flows from financing activities:
Proceeds from credit facility	—	50,000
Repayments of credit facility	(110,000)	—
Proceeds from issuance of convertible senior notes	500,000	—
Payments of debt issuance costs	(15,291)	—
Payments of deferred consideration for business acquisitions	(150)	—
Purchases of treasury stock	—	(5,149)
Issuances of common stock from equity-based plans	1,989	1,365
Cash flows from financing activities	376,548	46,216
Net increase in cash and cash equivalents	388,713	52,103
Cash and cash equivalents at beginning of the period	253,459	119,629
Cash and cash equivalents at end of the period	$642,172	$171,732

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest					Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
		Preferred Stock		Common Stock			Treasury Stock
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	$10,691	—	$—	49,631	$496	$405,831	147	$(5,149)	$66,574	$467,752
Common stock issued in connection with equity-based plans	—	—	—	173	2	1,987	—	—	—	1,989
Stock-based compensation expense	—	—	—	—	—	7,888	—	—	—	7,888
Equity component of convertible senior notes, net	—	—	—	—	—	56,515	—	—	—	56,515
Accretion adjustments of redeemable noncontrolling interest to redemption value	473	—	—	—	—	(473)	—	—	—	(473)
Net income / (loss) attributable to common stockholders	(280)	—	—	—	—	—	—	—	14,830	14,830
Balance as of March 31, 2021	$10,884	—	$—	49,804	$498	$471,748	147	$(5,149)	$81,404	$548,501

	Redeemable Noncontrolling Interest	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	$11,210	—	$—	48,701	$487	$365,627	—	$—	$(10,463)	$355,651
Adoption of accounting standard on credit losses	—	—	—	—	—	—	—	—	(816)	(816)
Common stock issued in connection with equity-based plans	—	—	—	107	1	1,364	—	—	—	1,365
Purchases of treasury stock	—	—	—	—	—	—	147	(5,149)	—	(5,149)
Stock-based compensation expense	—	—	—	—	—	6,358	—	—	—	6,358
Net income / (loss) attributable to common stockholders	(236)	—	—	—	—	—	—	—	8,807	8,807
Balance as of March 31, 2020	$10,974	—	$—	48,808	$488	$373,349	147	$(5,149)	$(2,472)	$366,216

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2021 and 2020
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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021, or the Annual Report. The condensed consolidated balance sheet as of December 31, 2020 was derived from our audited financial statements, but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, supplies of the vaccine remain limited and it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2021, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic. Prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. Because of the use of estimates inherent in the financial reporting process and in light of the continuing uncertainty arising from the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, the lease term and incremental borrowing rates for leases, stock-based compensation, income taxes, legal reserves, fair value of the debt component of convertible notes, contingent consideration and goodwill and intangible assets.

Comprehensive Income

Our comprehensive income for the three months ended March 31, 2021 and 2020 was equal to our net income disclosed in the condensed consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three months ended March 31, 2021 from those disclosed in our Annual Report.

Convertible Senior Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes in a private placement to qualified institutional buyers due January 15, 2026. In accounting for the issuance of our convertible senior notes, we separate the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the notes, we allocate the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the condensed consolidated balance sheets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of March 31, 2021.

Recent Accounting Pronouncements

Adopted

On December 18, 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The update also simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. On January 1, 2021, we adopted Topic 740. This pronouncement did not have a material impact on our condensed consolidated financial statements or disclosures.

Not Yet Adopted

On March 12, 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued such as the Eurodollar Base Rate, or LIBOR. The update allows entities to elect not to apply certain modification accounting requirements to contracts affected by the discontinuation of a reference rate if certain criteria are met. The amendment was effective beginning March 12, 2020 and will continue to be effective through December 31, 2022. Due to the termination of our credit facility on January 20, 2021 (see Note 12), this pronouncement is not expected to have an impact on our condensed consolidated financial statements or disclosures.

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
March 31, 2021 and 2020
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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended March 31, 2021 and 2020, our reserve against revenue for hardware returns was 1%. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our OpenEye video surveillance software for an indefinite period of time in exchange for a one-time license fee, which is generally paid at contract inception. Our hardware and other revenue also includes our revenue from Shooter Detection Systems related to the sale of licenses that provide our customers the right to use our indoor gunshot detection solution in exchange for license fees, which are generally paid at contract inception. Our perpetual licenses and licenses to our indoor gunshot detection solution provide a right to use intellectual property that is functional in nature and has significant stand-alone functionality. Accordingly, for licenses of functional intellectual property, revenue is recognized at the point-in-time when control has been transferred to the customer, which occurs once the software has been made available to the customer.

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $6.8 million and $7.0 million as of March 31, 2021 and December 31, 2020, respectively, which combines current and long-term balances.

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
March 31, 2021 and 2020
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

We recognize an asset related to the costs incurred to obtain a contract only if we expect to recover those costs and we would not have incurred those costs if the contract had not been obtained. We recognize an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. Our contract assets consist of capitalized commission costs and upfront payments made to a customer. Based on the policy above, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract. When calculating the incremental cost of obtaining a contract, we exclude any commission costs related to metrics that could be satisfied without obtaining a contract, including training-related metrics. We amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. The three-year period was determined based on our review of historical enhancements and upgrades to our products and services. We applied the portfolio approach to account for the amortization of contract costs for those contracts that have similar characteristics. Upfront payments made to a customer are capitalized and amortized over the expected period of benefit and are recorded as a reduction to revenue.

The current portion of capitalized commission costs and upfront payments made to customers are included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to customers are reflected in other assets within our condensed consolidated balance sheets.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the three months ended March 31, 2021 and 2020.

The changes in our contract assets are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning of period balance	$4,306	$4,578
Commission costs and upfront payments to a customer capitalized in period	1,106	1,165
Amortization of contract assets	(809)	(811)
End of period balance	$4,603	$4,932

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

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning of period balance	$12,529	$10,498
Revenue deferred in period	3,801	3,520
Revenue recognized from amounts included in contract liabilities	(2,674)	(1,916)
End of period balance	$13,656	$12,102

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$93,806	$89,502
Allowance for credit losses	(3,912)	(4,696)
Allowance for product returns	(1,488)	(1,480)
Accounts receivable, net	$88,406	$83,326

For the three months ended March 31, 2021, we recorded a provision for credit losses of less than $0.1 million on our accounts receivable, as compared to $1.9 million for the same period in the prior year.

For the three months ended March 31, 2021, we recorded a reserve for product returns of $0.6 million, as compared to $0.3 million for the same period in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Allowance for Credit Losses - Accounts Receivable

The allowance for credit losses is a valuation account that is deducted from the accounts receivable and notes receivable amortized cost basis (see Note 8) to present the net amount expected to be collected. We estimate the allowance balance by applying the loss-rate method using relevant available information from internal and external sources, including historical write-off activity, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in economic conditions, such as changes in unemployment rates. We use projected economic conditions over a period no more than twelve months based on data from external sources. For periods beyond the twelve-month reasonable and supportable forecast period, we revert to historical loss information immediately.

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three months ended March 31, 2021, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. There were no significant changes in the amount of accounts receivable write-offs during the three months ended March 31, 2021, as compared to historical periods other than a partial write-off of $0.7 million related to one of our distribution partners' outstanding balance during the three months ended March 31, 2021, upon the distributor being acquired by a third party.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three months ended March 31, 2021, we recorded a reduction of credit loss expense for accounts receivable and notes receivable of less than $0.1 million and for the three months ended March 31, 2020, we recorded credit loss expense for accounts receivable and notes receivable of $1.4 million in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(4,442)	$(254)	$(2,500)	$(84)
Impact of adopting Topic 326	—	—	(212)	(155)
(Provision for) / recovery of expected credit losses	(36)	4	(1,886)	1
Write-offs	808	8	43	4
End of period balance	$(3,670)	$(242)	$(4,555)	$(234)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$7,408	$9,475
Finished goods	39,820	34,806
Total inventory	$47,228	$44,281

Note 6. Acquisitions

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

In consideration for the purchase of the IPR&D, we paid $1.2 million in cash on March 12, 2020, with the remaining $0.3 million expected to be paid 18 months following the acquisition date, subject to offset for any indemnification obligations. The $1.5 million consideration related to IPR&D was expensed at the time of the asset acquisition and was included in research and development expense in our condensed consolidated statements of operations during the three months ended March 31, 2020, as the IPR&D had no alternative future use.

On March 31, 2020, Alarm.com Incorporated acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of IPR&D. We believe the acquisition of the IPR&D will further our commitment to make significant investments in innovative research and development in the intelligently connected property market to broaden our suite of solutions.

In consideration for the purchase of the IPR&D, we paid $2.1 million in cash on March 31, 2020 and $0.1 million in December 2019, with the remaining $0.7 million expected to be paid the later of approximately 12 months following the acquisition date or upon resolution of any pending indemnification claims, subject to offset for any indemnification obligations. The $2.9 million consideration related to IPR&D was expensed at the time of the asset acquisition and was included in research and development expense in our condensed consolidated statements of operations during the three months ended March 31, 2020, as the IPR&D had no alternative future use.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
In consideration for the purchase of 100% of the issued and outstanding ownership interest units of SDS, we paid $26.6 million in cash on December 14, 2020. Pursuant to the terms of the unit purchase agreement, following the preliminary determination of the working capital of SDS as of the closing date, the purchase price decreased by $0.1 million. The working capital adjustment is expected to be finalized in the second quarter of 2021. The purchase price allocation, which is pending the final determination of the working capital, was not finalized as of the filing date of this Quarterly Report on Form 10-Q.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
Developed Technology

Developed technology primarily consists of intellectual property of proprietary software that is marketed for sale. We valued the developed technology by applying the multi-period excess earnings method, an income approach. The significant assumptions used in the multi-period excess earnings method include estimates about future expected cash flows from the developed technology, the obsolescence factor and the discount rate. We are amortizing the SDS developed technology, valued at $13.5 million, on an attribution method based on the discounted cash flows of the model over an estimated useful life of seven years.

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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2021	$112,838	$—	$112,838
Goodwill acquired	—	—	—
Balance as of March 31, 2021	$112,838	$—	$112,838

There were no impairments of goodwill during the three months ended March 31, 2021 and 2020.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2021	$72,670	$28,223	$2,366	$103,259
Amortization	(3,290)	(836)	(135)	(4,261)
Balance as of March 31, 2021	$69,380	$27,387	$2,231	$98,998

We recorded $4.3 million of amortization related to our intangible assets for the three months ended March 31, 2021, as compared to $4.0 million for the same period in the prior year. There were no impairments of long-lived intangible assets during the three months ended March 31, 2021 and 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(56,713)	$69,380	8.6
Developed technology	44,064	(16,677)	27,387	7.1
Trade name	3,815	(1,584)	2,231	3.8
Other	234	(234)	—	0.0
Total intangible assets	$174,206	$(75,208)	$98,998

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(53,423)	$72,670	8.8
Developed technology	44,064	(15,841)	28,223	7.3
Trade name	3,815	(1,449)	2,366	4.0
Other	234	(234)	—	0.0
Total intangible assets	$174,206	$(70,947)	$103,259

Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.7 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, $0.7 million of patent costs were included in other current assets and $2.0 million and $2.2 million of patent costs were included in other assets, respectively. We have $7.0 million of historical cost in purchased patents and patent licenses as of March 31, 2021. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to eighteen years. Patent cost amortization of $0.1 million was included in cost of SaaS and license revenue in our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020. Patent cost amortization of $0.1 million was included in amortization and depreciation in our condensed consolidated statements of operations for the three months ended March 31, 2021, as compared to less than $0.1 million in the same period in the prior year.

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
March 31, 2021 and 2020
In April 2017, we entered into a subordinated credit agreement with an affiliated entity of the distribution partner and loaned the affiliated entity $3.0 million, with a maturity date of November 21, 2022. Interest on the outstanding principal balance accrued at a rate of 8.5% per annum and required monthly interest payments.

In June 2020, we amended the term loan with our distribution partner and also amended the subordinated credit agreement with the affiliated entity of the distribution partner. At the time of the amended term loan and subordinated credit agreement in June 2020, the outstanding balance of the term loan was $3.0 million and the outstanding balance of the subordinated credit agreement was $3.0 million. Under the amended terms, the distribution partner paid us $2.0 million in principal for the term loan on June 9, 2020 and the remaining $1.0 million was transferred to the amended subordinated credit agreement with the affiliated entity of the distribution partner. As of March 31, 2021 and December 31, 2020, none of the notes receivable balance related to the amended term loan was outstanding.

The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on September 9, 2025 and interest on the outstanding principal balance accrues at a rate of 9.0% per annum and is payable in kind. As of March 31, 2021 and December 31, 2020, $4.3 million and $4.2 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheets, respectively.

For the three months ended March 31, 2021, we recognized $0.7 million of revenue from the distribution partners associated with these loans, as compared to $0.4 million for the same period in the prior year.

Loans to Service Provider Partners

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of March 31, 2021 and December 31, 2020, $1.2 million of principal was outstanding from the service provider partner under the loan agreement.

For the three months ended March 31, 2021 and 2020, we recognized less than $0.1 million of revenue from the service provider partner associated with this loan.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of March 31, 2021 and December 31, 2020, our investment in the hardware supplier was $5.6 million.

Investment in a Technology Partner

In December 2016, we paid $0.3 million for a convertible promissory note with a technology partner. In April 2018, the $0.3 million convertible promissory note converted into 135,135 shares of Series A-1 Preferred Stock. At the time of conversion, we determined there was no value related to the Series A-1 Preferred Stock. Based on observable price changes from orderly transactions for similar investments, we increased the amount of our investment by $0.7 million and recorded a gain within other income, net, in our consolidated statements of operations during the year ended December 31, 2020.

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from the same technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments.

As of March 31, 2021 and December 31, 2020, our investment in the technology partner was $5.7 million and $0.7 million, respectively.

Allowance for Credit Losses - Notes Receivable

We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments for our notes receivable during the three months ended March 31,

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
2021, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of March 31, 2021 and December 31, 2020 was $0.1 million and less than $0.1 million and is reflected in other current assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three months ended March 31, 2021 and 2020.

There were no purchases or sales of financial assets during the three months ended March 31, 2021 and 2020. There were no significant changes in the amount of note receivable write-offs during the three months ended March 31, 2021, as compared to historical periods.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(73)	$(16)	$—	$(16)
Impact of adopting Topic 326	—	—	(434)	(15)
Recovery of expected credit losses	—	11	347	2
Write-offs	—	—	—	—
End of period balance	$(73)	$(5)	$(87)	$(29)

We manage our notes receivables using delinquency as a key credit quality indicator. Current and delinquent notes receivable by class of financing receivables and by year of origination as of March 31, 2021 are as follows (in thousands):

Loan Receivables:	2021	2020	2019	2018	2017	Prior	Total
Current	$—	$1,200	$14	$—	$4,301	$—	$5,515
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$1,200	$14	$—	$4,301	$—	$5,515

Hardware Financing Receivables:
Current	$—	$—	$53	$32	$—	$—	$85
30-59 days past due	—	—	45	17	—	—	62
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$—	$98	$49	$—	$—	$147

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
The amortized cost of notes receivables placed on nonaccrual status is as follows (in thousands):

	March 31, 2021	December 31, 2020
Loan receivables	$—	$—
Hardware financing receivables	—	9
Total	$—	$9

During the three months ended March 31, 2021 and 2020, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of March 31, 2021 and December 31, 2020, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of March 31, 2021 and December 31, 2020, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of March 31, 2021 and December 31, 2020, $10.7 million and $8.4 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of
	March 31, 2021
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$612,279	$—	$—	$612,279
Total	$612,279	$—	$—	$612,279

	Fair Value Measurements on a Recurring Basis as of
	December 31, 2020
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$221,407	$—	$—	$221,407
Total	$221,407	$—	$—	$221,407

The following table summarizes the change in fair value of the Level 3 liabilities for contingent consideration liabilities from acquisitions with significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning of period balance	$—	$2,595
Changes in fair value included in earnings	—	(568)
End of period balance	$—	$2,027

The money market accounts are included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of March 31, 2021.

The contingent consideration liability consisted of the potential earn-out payment related to our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The earn-out payment was contingent on the satisfaction of certain calendar 2020 revenue targets and had a maximum potential payment of up to $11.0 million. During parts of 2019 and 2020, we accounted for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. The

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
contingent consideration liability was valued with significant unobservable inputs, including the revenue volatility and the discount rate. Selecting another revenue volatility or discount rate within an acceptable range would not have resulted in a significant change to the fair value of the contingent consideration liability. As of October 21, 2019, the fair value of the liability was $2.8 million. At each reporting date until December 31, 2020, we remeasured the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date were recorded in general and administrative expense in our condensed consolidated statements of operations. As of December 31, 2020, the 2020 revenue targets were not met and the fair value of the contingent consideration related to the potential earn-out payment decreased to zero as compared to the initial liability recorded at the acquisition date, primarily due to OpenEye's 2020 actual revenue being less than the projected revenue.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the three months ended March 31, 2021 and 2020. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three months ended March 31, 2021 and 2020.

Note 10. Leases

We lease office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $11.8 million.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$2,338	$2,045
Cash paid for amounts included in the measurement of operating lease liabilities	2,772	2,259
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	224	6,022

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term — operating leases	4.8 years	4.9 years
Weighted-average discount rate — operating leases	3.6%	3.6%

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2021	$8,723
2022	10,475
2023	9,690
2024	8,490
2025	7,536
2026 and thereafter	4,768
Total lease payments	49,682
Less: imputed interest(2)	4,155
Present value of lease liabilities	$45,527
_______________
(1)Operating lease payments exclude less than $0.1 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $1.0 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of March 31, 2021 or December 31, 2020. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three months ended March 31, 2021 and 2020.

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable	$44,748	$38,163
Accrued expenses	11,697	11,449
Other current liabilities	4,463	4,315
Accounts payable, accrued expenses and other current liabilities	$60,908	$53,927

The components of other liabilities are as follows (in thousands):

	March 31, 2021	December 31, 2020
Holdback liability from acquisitions	$1,500	$1,500
Other liabilities	5,951	5,311
Other liabilities	$7,451	$6,811

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
March 31, 2021 and 2020
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

We used some of the proceeds to repay the $110.0 million outstanding principal balance under our credit facility and also used some of the proceeds to pay accrued interest, fees and expenses related to our credit facility (see the section titled "2017 Facility" below). We intend to use the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

In accounting for the transaction, the 2026 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 4.0%.

In accounting for the debt issuance costs of $15.7 million related to the 2026 Notes, we allocated the total amount incurred to the liability and equity components of the 2026 Notes based on their relative values. Issuance costs attributable to the liability component were $13.3 million and will be amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
As of March 31, 2021, the fair value of our 2026 Notes was $465.8 million. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $86.38 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of March 31, 2021.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Principal	$500,000	$—
Unamortized debt discount	(74,386)	—
Unamortized debt issuance costs	(12,842)	—
Net carrying amount	$412,772	$—

The net carrying amount of the equity component of the 2026 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Debt discount for conversion option	$77,199	$—
Debt issuance costs	(2,424)	—
Net carrying amount	$74,775	$—

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization of debt discount	$2,812	$—
Amortization of debt issuance costs	432	—
Total interest expense	$3,244	$—

The difference between the book and tax treatment of the debt discount and debt issuance costs of the 2026 Notes resulted in a difference between the carrying amount and tax basis of the 2026 Notes. This taxable temporary difference resulted in the recognition of a $18.3 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital.

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. During the three months ended March 31, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes. The 2017 Facility was terminated on January 20, 2021 and we recognized an extinguishment loss of $0.2 million in other (expense) / income, net in our condensed consolidated statements of operations during the three months ended March 31, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate,

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
(b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. For the three months ended March 31, 2020, the effective interest rate on the 2017 Facility was 3.79%.

The carrying value of the 2017 Facility was zero and $110.0 million as of March 31, 2021 and December 31, 2020, respectively. The 2017 Facility included a variable interest rate that approximated market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2020.

Commitments and Contingencies

Contingent Consideration

On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of OpenEye. Certain stockholders of OpenEye had the right to receive an earn-out payment of up to an additional $11.0 million based upon satisfaction of certain calendar 2020 revenue targets. At October 21, 2019, the fair value of the contingent consideration liability was $2.8 million. At each reporting date until December 31, 2020, we remeasured the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date were recorded in the condensed consolidated statements of operations. As of December 31, 2020, the 2020 revenue targets were not met and the fair value of the contingent consideration related to the potential earn-out payment decreased to zero as compared to the initial liability recorded at the acquisition date, primarily due to OpenEye's 2020 actual revenue being less than the projected revenue (see Note 9).

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

Letters of Credit

As of March 31, 2021 and December 31, 2020, we had no outstanding letters of credit.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Nine claims asserted in the litigation were found unpatentable in the PTO rejections. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The PTAB issued decisions affirming the rejections on February 28, 2020 and May 4, 2020. Vivint appealed these decisions to the Federal Circuit on July 1, 2020 and April 26, 2021. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. On April 13, 2021, the Federal Circuit affirmed the PTAB decisions. On February 12, 2021, we filed an action in U.S. District Court, Eastern District of Virginia challenging the refusal by the PTO to proceed with additional reexaminations of the remaining patent claims asserted in the lawsuit. The PTO has moved to dismiss the complaint for lack of jurisdiction. The PTO’s motion is scheduled to be heard on May 28, 2021.

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

On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated and Alarm.com Holdings, Inc., among others, as proposed respondents. The complaint alleges that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent limited exclusion order and permanent cease and desist order. On November 22, 2019, the ITC instituted an investigation into EcoFactor’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc. and others as respondents. We answered the complaint on December 19, 2019. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing was held in November 2020. On April 20, 2021, the administrative law judge presiding over the investigation issued a final initial determination finding in favor of Alarm.com. That decision is subject to review by the ITC commissioners and the federal courts.

On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On December 26, 2019, the court issued an order staying the lawsuit pending the conclusion of the related ITC investigation.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On January 19, 2021, the court issued an order staying the lawsuit until May 19, 2021 in light of the related ITC investigation. On March 9, 2021, the PTO ordered ex parte reexamination of one of the patents asserted in the lawsuit, at Alarm.com’s request.

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
March 31, 2021 and 2020
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

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and summary judgment and Daubert motions briefing closed on June 3, 2020. The pretrial conference is scheduled for June 2, 2021, and trial is set for June 16, 2021.

On July 2, 2020, Portus Singapore Pte. Ltd. and Portus Pty. Ltd., or Portus, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Western District of Texas. Portus alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent Nos. 8,914,526 and 9,961,097, which were assigned to Portus. Portus is seeking damages and attorneys’ fees. ADT answered the complaint on August 31, 2020. The parties have reached settlement and have filed a stipulation for dismissal.

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more of six patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed an amended complaint on March 24, 2021. ADT answered the amended complaint on April 30, 2021 and asserted defenses based on non-infringement and invalidity of all the patents in question, and inequitable conduct as to one of the patents.

Should the plaintiffs prevail on the claims that one or more elements of ADT’s products infringe, we could be required to indemnify ADT for damages in the form of a reasonable royalty or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty. We believe there are valid defenses to the claims made by Applied Capital and Vivint. Based on currently available information, we have determined a loss in excess of the amount accrued is not reasonably estimable at this time.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
Note 13. Stockholders' Equity

Stock Repurchase Program

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period that ended on November 29, 2020. During the three months ended March 31, 2020, we repurchased 147,153 shares of our common stock under this program for $5.1 million, which includes applicable commissions and fees.

On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. No shares of our common stock were repurchased under this program during the three months ended March 31, 2021.

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Sales and marketing	$808	$757
General and administrative	2,080	1,782
Research and development	5,000	3,819
Total stock-based compensation expense	$7,888	$6,358

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options and assumed options	$617	$801
Restricted stock units	7,224	5,510
Employee stock purchase plan	47	47
Total stock-based compensation expense	$7,888	$6,358
Tax windfall benefit from stock-based awards	$2,560	$578

We granted no stock options pursuant to our 2015 Equity Incentive Plan, or the 2015 Plan, during the three months ended March 31, 2021, as compared to an aggregate of 5,000 stock options for the same period in the prior year. There were 73,175 stock options exercised during the three months ended March 31, 2021, as compared to 63,748 stock options for the same period in the prior year. We granted an aggregate of 127,216 restricted stock units during the three months ended March 31, 2021, as compared to an aggregate of 100,728 restricted stock units for the same period in the prior year. There were 89,370 restricted stock units that vested during the three months ended March 31, 2021, as compared to 23,048 restricted stock units vested during the same period in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income	$14,550	$8,571
Net loss attributable to redeemable noncontrolling interest	280	236
Net income attributable to common stockholders (A)	$14,830	$8,807
Weighted average common shares outstanding — basic (B)	49,561,887	48,725,565
Dilutive effect of stock options and restricted stock units	2,177,574	1,521,422
Weighted average common shares outstanding — diluted (C)	51,739,461	50,246,987
Net income per share:
Basic (A/B)	$0.30	$0.18
Diluted (A/C)	$0.29	$0.18

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Stock options	—	272,876
Restricted stock units	125,191	197,478
Common stock subject to repurchase	—	100

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

Since we expect to settle the principal amount on our outstanding 2026 Notes in cash and any excess in cash or shares of our common stock, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $147.19 per share for the 2026 Notes. Based on the initial conversion price and the average market price of our common stock for the three months ended March 31, 2021, there was no dilutive effect of the 2026 Notes on our earnings per share during the three months ended March 31, 2021.

Note 16. Significant Service Providers

During the three months ended March 31, 2021, our 10 largest revenue service provider partners accounted for 50% of our consolidated revenue, as compared to 49% for the same period in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three months ended March 31, 2021 and 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020
One service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of March 31, 2021. Two service provider partners in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2020.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three months ended March 31, 2021, we recorded a benefit from income taxes of $2.9 million, resulting in an effective income tax rate of (25.0)%. For the three months ended March 31, 2020, we recorded a provision for income taxes of $1.2 million, resulting in an effective income tax rate of 12.3%. Our effective tax rates were below the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of March 31, 2021 and December 31, 2020. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards, which remained at $1.3 million as of March 31, 2021 and December 31, 2020.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits of $0.5 million primarily for research and development tax credits claimed during the three months ended March 31, 2021. We recorded unrecognized tax benefits of $0.3 million for research and development tax credits claimed during the three months ended March 31, 2020.

As of March 31, 2021 and December 31, 2020, we accrued $0.1 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95% of our revenue for each of the three months ended March 31, 2021 and 2020. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended March 31, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$101,263	$6,120	$—	$—	$107,383
Hardware and other revenue	64,269	2,017	(905)	(266)	65,115
Total revenue	165,532	8,137	(905)	(266)	172,498
Operating income / (loss)	17,707	(2,853)	153	(4)	15,003

	Three Months Ended March 31, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$87,412	$4,538	$—	$—	$91,950
Hardware and other revenue	57,528	5,558	(861)	(2,236)	59,989
Total revenue	144,940	10,096	(861)	(2,236)	151,939
Operating income / (loss)	10,817	(872)	41	(119)	9,867

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of March 31, 2021	$1,148,958	$24,440	$(58,848)	$(5)	$1,114,545
Assets as of December 31, 2020	763,925	26,739	(58,983)	6	731,687

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $8.7 million for the three months ended March 31, 2021, as compared to $9.7 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2021 and 2020.

Depreciation and amortization expense was $7.3 million for the Alarm.com segment for the three months ended March 31, 2021, as compared to $6.4 million for the same period in the prior year. Depreciation and amortization expense was $0.1 million for the Other segment for the three months ended March 31, 2021, as compared to less than $0.1 million for the same period in the prior year. Additions to property and equipment were $3.5 million for the Alarm.com segment for the three months ended March 31, 2021, as compared to $2.6 million for the same period in the prior year. Additions to property and equipment were less than $0.1 million for the Other segment for the three months ended March 31, 2021, as compared to $0.8 million for the same period in the prior year.

We derived substantially all revenue from North America for the three months ended March 31, 2021 and 2020. Substantially all of our long-lived assets were in North America as of March 31, 2021 and December 31, 2020.

Note 19. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security service providers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of March 31, 2021 and December 31, 2020, our investment balance in our installation partner was zero. During the three months ended March 31, 2021 and 2020, we recorded $0.1 million of cost of hardware and other revenue in connection with this installation partner. As of March 31, 2021 and December 31, 2020, the accounts payable balance to our installation partner was less than $0.1 million.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021 and 2020

Affiliate Lease

OpenEye leased its production and administration operations facility from a company that is controlled by certain employees of OpenEye, or the Landlord. The one-year lease term expired on October 20, 2020 and was subsequently converted to a month-to-month lease until it was terminated on March 31, 2021. Total minimum lease payments over the term of the lease were $0.2 million. During the three months ended March 31, 2021, we recorded $0.1 million of rent expense in connection with this lease arrangement, as compared to less than $0.1 million for the same period in the prior year. There was no accounts payable balance due to the Landlord under this lease arrangement as of March 31, 2021 or December 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 25, 2021 with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic on our business, results of operations and financial condition, including on our hardware sales and our SaaS and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; our future financial and business performance and the potential impact of trade policies and related tariffs on our cost of hardware revenue and hardware revenue margins. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Highlights of First Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 62% of our revenue during the three months ended March 31, 2021, as compared to 61% in the same period in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 5% of our revenue during the three months ended March 31, 2021, as compared to 6% for the same period in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Our hardware and other revenue also includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 38% of our revenue during the three months ended March 31, 2021, as compared to 39% in the same period in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 17% to $107.4 million in the three months ended March 31, 2021 from $91.9 million in the three months ended March 31, 2020. Included in SaaS and license revenue was software license revenue, which decreased to $8.7 million in the three months ended March 31, 2021 from $9.7 million in the three months ended March 31, 2020.

•Total revenue increased 14% to $172.5 million in the three months ended March 31, 2021 from $151.9 million in the three months ended March 31, 2020.

•Net income increased to $14.6 million in the three months ended March 31, 2021, as compared to $8.6 million in the three months ended March 31, 2020. Net income attributable to common stockholders increased to $14.8 million in the three months ended March 31, 2021, as compared to $8.8 million in the three months ended March 31, 2020.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $35.6 million in the three months ended March 31, 2021 from $29.2 million in the three months ended March 31, 2020.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three months ended March 31, 2021 and 2020.

Recent Developments

The COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. We have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, supplies of the vaccine remain limited and it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2021, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic. Prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

While our business and those of our service providers showed some resiliency beginning in 2020 and continuing into 2021, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases. The challenges posed by COVID-19 on our business continue to evolve rapidly and we will continue to evaluate our business and operations in light of future developments.

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. The terms of the 2026 Notes are governed by an Indenture, or the Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. We also used some of the proceeds to pay accrued interest, fees and expenses related to the 2017 Facility. We terminated the 2017 Facility effective January 20, 2021.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
SaaS and license revenue	$107,383	$91,950
Adjusted EBITDA	35,606	29,189

	Twelve Months Ended March 31,
	2021	2020
SaaS and license revenue renewal rate	95%	93%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, other (expense) / income, net, (benefit from) / provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense and stock-based compensation expense. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2021 and 2020.

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

Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our OpenEye video surveillance software for an indefinite period of time in exchange for a one-time license fee, which is generally paid at contract inception. Our hardware and other revenue also includes our revenue from Shooter Detection Systems related to the sale of licenses that provide our customers the right to use our indoor gunshot detection solution in exchange for license fees, which are generally paid at contract inception. Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,227 employees as of March 31, 2020 to 1,414 employees as of March 31, 2021, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 422 as of March 31, 2020 to 457 as of March 31, 2021. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 155 as of March 31, 2020 to 160 as of March 31, 2021. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.
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

The number of employees in research and development functions increased from 650 as of March 31, 2020 to 797 as of March 31, 2021. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our 2026 Notes and our 2017 Facility. Interest expense is expected to increase in 2021, as compared to 2020 due to the non-cash interest expense related to the 2026 Notes issued on January 20, 2021.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and our notes receivable.

Other (Expense) / Income, Net

Other (expense) / income, net primarily consists of non-operating and miscellaneous expense and income, including the $0.2 million loss on the early extinguishment of the 2017 Facility during the three months ended March 31, 2021.

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

	Three Months Ended March 31,
	2021		2020
Revenue:
SaaS and license revenue	$107,383	62%	$91,950	61%
Hardware and other revenue	65,115	38	59,989	39
Total revenue	172,498	100	151,939	100
Cost of revenue(1):
Cost of SaaS and license revenue	15,156	9	12,328	8
Cost of hardware and other revenue	50,606	29	45,652	30
Total cost of revenue	65,762	38	57,980	38
Operating expenses:
Sales and marketing(2)	18,999	11	17,075	11
General and administrative(2)	22,882	13	20,865	14
Research and development(2)	42,467	25	39,730	26
Amortization and depreciation	7,385	4	6,422	4
Total operating expenses	91,733	53	84,092	55
Operating income	15,003	9	9,867	7
Interest expense	(3,368)	(2)	(645)	—
Interest income	157	—	459	—
Other (expense) / income, net	(155)	—	92	—
Income before income taxes	11,637	7	9,773	7
(Benefit from) / provision for income taxes	(2,913)	(1)	1,202	1
Net income	$14,550	8%	$8,571	6%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense data:
Sales and marketing	$808	$757
General and administrative	2,080	1,782
Research and development	5,000	3,819
Total stock-based compensation expense	$7,888	$6,358

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	13%
Cost of hardware and other revenue as a percentage of hardware and other revenue	78%	76%
Total cost of revenue as a percentage of total revenue	38%	38%

Comparison of the Three Months Ended March 31, 2021 to March 31, 2020

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented.

Revenue

	Three Months Ended March 31,		% Change
	2021	2020

Revenue
SaaS and license revenue	$107,383	$91,950	17%
Hardware and other revenue	65,115	59,989	9
Total revenue	$172,498	$151,939	14%

The $20.6 million increase in total revenue for the three months ended March 31, 2021 as compared to the same period in the prior year was primarily the result of a $15.5 million, or 17%, increase in our SaaS and license revenue and a $5.1 million, or 9%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.0 million to $8.7 million during the three months ended March 31, 2021 as compared to $9.7 million during the same period in the prior year, which decreased primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $13.9 million increase in our Alarm.com segment SaaS and license revenue for the three months ended March 31, 2021 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2020. The increase in hardware and other revenue for the three months ended March 31, 2021 as compared to the same period in the prior year was from the Alarm.com segment and was due to an increase in the volume of video cameras sold as well as the increased revenue from our acquisition of Shooter Detection Systems, LLC, or SDS, on December 14, 2020. The $1.6 million increase in SaaS and license revenue for our Other segment for the three months ended March 31, 2021 as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions. Hardware and other revenue, net of intersegment eliminations, for the three months ended March 31, 2021 in our Other segment decreased $1.6 million, or 47%, as compared to the same period in the prior year, primarily due to a decrease in sales related to our property management solution.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2021	2020
Cost of revenue(1)
Cost of SaaS and license revenue	$15,156	$12,328	23%
Cost of hardware and other revenue	50,606	45,652	11
Total cost of revenue	$65,762	$57,980	13%
% of total revenue	38%	38%
_______________
(1)Excludes amortization and depreciation shown in operating expenses.

The $7.8 million increase in cost of revenue for the three months ended March 31, 2021 as compared to the same period in the prior year was the result of a $5.0 million, or 11%, increase in cost of hardware and other revenue and a $2.8 million, or 23%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.4 million for each of the three months ended March 31, 2021 and 2020. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped during the three months ended March 31, 2021 as compared to the same period in the prior year. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. Cost of hardware and other revenue as a percentage of hardware and other revenue was 78% for the three months ended March 31, 2021 and 76% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for the three months ended March 31, 2021 and 13% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 4% for each of the three months ended March 31, 2021 and 2020. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended March 31, 2021 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods.

Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2021	2020
Sales and marketing	$18,999	$17,075	11%
% of total revenue	11%	11%

The $1.9 million increase in sales and marketing expense for the three months ended March 31, 2021 as compared to the same period in the prior year was primarily due to a $0.8 million increase in marketing costs for our Alarm.com segment due to an increase in advertising. Additionally, the increase in sales and marketing expense for the three months ended March 31, 2021 as compared to the same period in the prior year was due to increases in headcount for our sales team and our service provider partner support team to support our growth. As a result, our personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, increased by $0.5 million for the three months ended March 31, 2021, net of decreased travel expenses of $0.9 million due to the COVID-19 pandemic. Sales and marketing expense from our Other segment increased $0.5 million for the three months ended March 31, 2021 as compared to the same period in the prior year, primarily due to increases in headcount for our sales team. The number of employees in sales and marketing functions increased from 422 as of March 31, 2020 to 457 as of March 31, 2021.

General and Administrative Expense

	Three Months Ended March 31,		% Change
	2021	2020
General and administrative	$22,882	$20,865	10%
% of total revenue	13%	14%

The $2.0 million increase in general and administrative expense for the three months ended March 31, 2021 as compared to the same period in the prior year was primarily due to a $2.4 million increase in legal expenses within our Alarm.com segment resulting from intellectual property litigation during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Additionally, the increase in general and administrative expense for the three months ended March 31, 2021 as compared to the same period in the prior year was due to a $0.8 million increase in personnel and related costs for our Alarm.com segment due to an increase in employee headcount to support our operational growth. These increases were offset by a $1.3 million decrease in the provision for credit losses for our Alarm.com segment during the three months ended March 31, 2021 as compared to the same period in the prior year. General and administrative expenses from our Other segment decreased by $0.1 million for the three months ended March 31, 2021 as compared to the same period in the prior year, primarily due to a decrease in the provision for credit losses. The number of employees in general and administrative functions increased from 155 as of March 31, 2020 to 160 as of March 31, 2021.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2021	2020
Research and development	$42,467	$39,730	7%
% of total revenue	25%	26%

The $2.7 million increase in research and development expense for the three months ended March 31, 2021 as compared to the same period in the prior year was primarily due to an increase in headcount of employees in research and development functions. Our personnel and related costs for our Alarm.com segment increased by $5.1 million for the three months ended March 31, 2021 as compared to the same period in the prior year. Additionally, the increase in research and development expense is due to a $0.5 million increase in expenses for external consultants for the three months ended March 31, 2021, as compared to the same period in the prior year. These increases for our Alarm.com segment were partially offset by a $4.4 million decrease in research and development expense due to in-process research and development we acquired during the three months ended March 31, 2020 that did not occur during the three months ended March 31, 2021. Research and development expense from our Other segment increased $1.4 million for the three months ended March 31, 2021 as compared to the same period in the prior year, primarily due to personnel and related costs, including salary, benefits and stock-based compensation. The number of employees in research and development functions increased from 650 as of March 31, 2020 to 797 as of March 31, 2021.

Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2021	2020
Amortization and depreciation	$7,385	$6,422	15%
% of total revenue	4%	4%

Amortization and depreciation increased $1.0 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to the intangible assets that were acquired in connection with the purchase of SDS on December 14, 2020.

Interest Expense

	Three Months Ended March 31,		% Change
	2021	2020
Interest expense	$(3,368)	$(645)	422%
% of total revenue	(2)%	—%

Interest expense increased $2.7 million for the three months ended March 31, 2021, as compared to the same period in the prior year primarily due to the amortization of the debt discount and debt issuance costs related to the 2026 Notes.

Interest Income

	Three Months Ended March 31,		% Change
	2021	2020
Interest income	$157	$459	(66)%
% of total revenue	—%	—%
Interest income decreased $0.3 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to a decrease in interest rates, partially offset by interest income earned on the cash from the proceeds of the 2026 Notes.

Other (Expense) / Income, Net

	Three Months Ended March 31,		% Change
	2021	2020
Other (expense) / income, net	$(155)	$92	(268)%
% of total revenue	—%	—%

Other (expense) / income, net changed $0.2 million for the three months ended March 31, 2021, as compared to the same period in the prior year. The change in other (expense) / income, net is primarily due to the $0.2 million loss on the early extinguishment of the 2017 Facility during the three months ended March 31, 2021 which did not occur during the same period in the prior year.

(Benefit From) / Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2021	2020
(Benefit from) / provision for income taxes	$(2,913)	$1,202	(342)%
% of total revenue	(1)%	1%

The (benefit from) / provision for income taxes changed $4.1 million for the three months ended March 31, 2021, as compared to the same period in the prior year. Our effective tax rate was (25.0)% for the three months ended March 31, 2021, as compared to 12.3% for the same period in the prior year. The change in the (benefit from) / provision for income taxes was primarily due to increased tax windfall benefits from employee stock-based payment transactions during the three months ended March 31, 2021, as compared to the same period in the prior year. The change in the (benefit from) / provision for income taxes was also due to changes in estimated research and development tax credits and taxable income.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95% of our revenue for each of the three months ended March 31, 2021 and 2020. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,137 employees as of March 31, 2020 to 1,294 employees as of March 31, 2021. Our Other segment increased from 90 employees as of March 31, 2020 to 120 employees as of March 31, 2021. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended March 31,
	2021			2020
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$101,263	$64,269	$84,619	$87,412	$57,528	$78,761
Other	6,120	2,017	7,170	4,538	5,558	5,331
Intersegment Alarm.com	—	(905)	(56)	—	(861)	—
Intersegment Other	—	(266)	—	—	(2,236)	—
Total	$107,383	$65,115	$91,733	$91,950	$59,989	$84,092

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $8.7 million for the three months ended March 31, 2021, as compared to $9.7 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2021 and 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process in light of the continuing uncertainty arising from the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except as disclosed in Note 2 of our notes to the condensed consolidated financial statement and as disclosed below, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021, or Annual Report.

Convertible Senior Notes

In accounting for the issuance of our convertible senior notes, we separate the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the condensed consolidated balance sheets.

We did not make any material changes to the underlying assumptions used to separate the notes into liability and equity components for the three months ended March 31, 2021 and we do not expect any material changes in the near term to the underlying assumptions used to calculate the liability and equity components of our convertible senior notes for the three months ended March 31, 2021. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on the liability and equity balances related to the convertible senior notes as well as interest expense.

Recently Issued Accounting Standards

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$642,172	$253,459
Accounts receivable, net	88,406	83,326
Working capital	704,705	307,170

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2021 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of March 31, 2021, we had $642.2 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity financings.

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers and received proceeds of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our 2017 Facility and also used some of the proceeds to pay accrued interest, fees and expenses related to the 2017 Facility. We terminated the 2017 Facility effective January 20, 2021. We intend to use the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners as part of a financing round that included other investors.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final nine months of fiscal year 2021, we expect our capital expenditure requirements to be approximately $7.4 million, primarily related to the continued build out of our leased office space as well as purchases of computer software and equipment. Maturities of lease liabilities for our various office and equipment leases are as follows: $8.7 million for the remainder of 2021, $10.5 million in 2022, $9.7 million in 2023, $8.5 million in 2024, $7.5 million in 2025 and $4.8 million in 2026 and thereafter.

Our future working capital, capital expenditure and cash requirements will depend on many factors, including the impact of the COVID-19 pandemic on the economy and our operations, the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our current stockholders.

Sources of Liquidity

The 2017 Facility was a revolving credit facility with SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. The 2017 Facility was available to us to refinance existing debt and for general corporate and working capital purposes including acquisitions, and prior to its termination on January 20, 2021, had a borrowing capacity of $125.0 million. We had the option to increase the borrowing capacity of the 2017 Facility to $175.0 million with the consent of the lenders. During the three months ended March 31, 2021, we repaid the entire outstanding balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes. The 2017 Facility is discussed in more detail below under “Debt Obligations.”

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers and received proceeds of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. The convertible senior notes are discussed in more detail below under “Debt Obligations.”

Dividends

We did not declare or pay dividends during the three months ended March 31, 2021 and 2020. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period ended November 29, 2020. On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the three months ended March 31, 2020, we repurchased 147,153 shares of our common stock under the program that expired on November 29, 2020 in open market purchases for a total consideration of $5.1 million. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under the program that expires on December 3, 2023.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities	$21,232	$12,900
Cash flows used in investing activities	(9,067)	(7,013)
Cash flows from financing activities	376,548	46,216

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the three months ended March 31, 2021, cash flows from operating activities were $21.2 million, compared to $12.9 million for the same period in the prior year. This $8.3 million increase in cash flows from operating activities was due to a $6.0 million increase in net income and a $4.5 million increase in cash from operating assets and liabilities, partially offset by a $2.2 million decrease in non-cash and other reconciling items.

The $4.5 million increase in cash from operating assets and liabilities was primarily due to prepayment of $4.7 million for long lead-time parts related to inventory during the three months ended March 31, 2020 that did not occur during the three months ended March 31, 2021. The $2.2 million decrease in non-cash and other reconciling items was primarily due to a $4.5 million change in deferred income taxes, primarily due to increased tax windfall benefits from employee stock-based payment transactions during the three months ended March 31, 2021, as compared to the same period in the prior year. The decrease in non-cash and other reconciling items was also due to $3.3 million cash paid to acquire in-process research and development in March 2020 that was reclassified and presented as cash flows from investing activities. These decreases in non-cash and other reconciling items were partially offset by a $3.2 million increase in amortization of the debt discount and debt issuance costs related to the convertible senior notes during the three months ended March 31, 2021 as well as a $1.5 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during the three months ended March 31, 2021.

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

For the three months ended March 31, 2021, our cash flows used in investing activities was $9.1 million, as compared to $7.0 million for the same period in the prior year. The $2.1 million increase in cash flows used in investing activities was primarily due to the $5.0 million used to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners during the three months ended March 31, 2021, which was partially offset by $3.3 million used to acquire in-process research and development during the three months ended March 31, 2020 that did not occur during the three months ended March 31, 2021.

Financing Activities

Cash generated by financing activities includes borrowings under the 2017 Facility, proceeds from convertible senior notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the three months ended March 31, 2021, cash flows from financing activities was $376.5 million, compared to $46.2 million for the same period in the prior year. The $330.3 million increase in cash flows from financing activities was primarily due to $484.7 million in proceeds from the issuance of convertible senior notes, net of issuance costs paid. This increase in cash flows from financing activities was partially offset by the repayment of $110.0 million to terminate the 2017 Facility during the three months ended March 31, 2021 that did not occur during the same period in the prior year as well as the borrowing of $50.0 million under the 2017 Facility during the three months ended March 31, 2020 that did not occur during three months ended March 31, 2021.

Contractual Obligations

As of March 31, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, other than the $500.0 million issuance of the 2026 Notes in January 2021 and the $110.0 million repayment to terminate the 2017 Facility on January 20, 2021.

Debt Obligations

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

We used some of the proceeds to repay the $110.0 million outstanding principal balance under our credit facility and also used some of the proceeds to pay accrued interest, fees and expenses related to our credit facility (see the section titled "2017 Facility" below). We intend to use the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. During the three months ended March 31, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes. The 2017 Facility was terminated on January 20, 2021 and we recognized an extinguishment loss of $0.2 million in other (expense) / income, net in our condensed consolidated statements of operations during the three months ended March 31, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. For the three months ended March 31, 2020, the effective interest rate on the 2017 Facility was 3.79%.

The carrying value of the 2017 Facility was zero and $110.0 million as of March 31, 2021 and December 31, 2020, respectively. The 2017 Facility included a variable interest rate that approximates market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2020.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, other (expense) / income, net, (benefit from) / provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA:
Net income	$14,550	$8,571
Adjustments:
Interest expense, interest income and other (expense) / income, net	3,366	94
(Benefit from) / provision for income taxes	(2,913)	1,202
Amortization and depreciation expense	7,385	6,422
Stock-based compensation expense	7,888	6,358
Acquisition-related expense	29	4,056
Litigation expense	5,301	2,486
Total adjustments	21,056	20,618
Adjusted EBITDA	$35,606	$29,189

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, as well as to a lesser extent, foreign exchange rates and inflation.

The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic continues to create significant volatility in the financial markets subsequent to the quarter ended March 31, 2021.

Market Risk

On January 20, 2021, we issued the 2026 Notes. We carry these instruments at face value less unamortized discount and unamortized issuance costs on our condensed consolidated balance sheets. However, the fair value of the 2026 Notes fluctuate when the market price of our common stock fluctuates.

Interest Rate Risk

We were primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our 2017 Facility with SVB. We monitor our cost of borrowing under our various facilities, taking into account our funding requirements, and our expectation for short-term rates in the future. We terminated the 2017 Facility effective January 20, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On December 14, 2020, we acquired 100% of the issued and outstanding ownership interest units of Shooter Detection Systems, LLC, or SDS. We are currently integrating SDS into our internal control over financial reporting and do not expect this integration to materially affect our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. These temporary measures have not materially impacted our internal control over financial reporting during our fiscal quarter ended March 31, 2021.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Nine claims asserted in the litigation were found unpatentable in the PTO rejections. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The PTAB issued decisions affirming the rejections on February 28, 2020 and May 4, 2020. Vivint appealed these decisions to the Federal Circuit on July 1, 2020 and April 26, 2021. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. On April 13, 2021, the Federal Circuit affirmed the PTAB decisions. On February 12, 2021, we filed an action in U.S. District Court, Eastern District of Virginia challenging the refusal by the PTO to proceed with additional reexaminations of the remaining patent claims asserted in the lawsuit. The PTO has moved to dismiss the complaint for lack of jurisdiction. The PTO’s motion is scheduled to be heard on May 28, 2021.

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

On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated and Alarm.com Holdings, Inc., among others, as proposed respondents. The complaint alleges that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent limited exclusion order and permanent cease and desist order. On November 22, 2019, the ITC instituted an investigation into EcoFactor’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc. and others as respondents. We answered the complaint on December 19, 2019. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing was held in November 2020. On April 20, 2021, the administrative law judge presiding over the investigation issued a final initial determination finding in favor of Alarm.com. That decision is subject to review by the ITC commissioners and the federal courts.

On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On December 26, 2019, the court issued an order staying the lawsuit pending the conclusion of the related ITC investigation.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On January 19, 2021, the court issued an order staying the lawsuit until May 19, 2021 in light of the related ITC investigation. On March 9, 2021, the PTO ordered ex parte reexamination of one of the patents asserted in the lawsuit, at Alarm.com’s request.

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

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and summary judgment and Daubert motions briefing closed on June 3, 2020. The pretrial conference is scheduled for June 2, 2021, and trial is set for June 16, 2021.

On July 2, 2020, Portus Singapore Pte. Ltd. and Portus Pty. Ltd., or Portus, sued ADT, LLC d/b/a ADT Security Services in U.S. District Court for the Western District of Texas. Portus alleges that ADT’s sales of ADT Pulse directly and indirectly infringe U.S. Patent Nos. 8,914,526 and 9,961,097, which were assigned to Portus. Portus is seeking damages and attorneys’ fees. ADT answered the complaint on August 31, 2020. The parties have reached settlement and have filed a stipulation for dismissal.

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more of six patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed an amended complaint on March 24, 2021. ADT answered the amended complaint on April 30, 2021 and asserted defenses based on non-infringement and invalidity of all the patents in question, and inequitable conduct as to one of the patents.

Should the plaintiffs prevail on the claims that one or more elements of ADT’s products infringe, we could be required to indemnify ADT for damages in the form of a reasonable royalty or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty.

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

Summary of Risks Affecting Our Business

The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks included in the summary below are not the only risks we face. You should review and consider carefully the risks and uncertainties described later in this “Risk Factors” section, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock, as well as our other public filings with the SEC.

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

The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. While vaccines have been approved for use in the United States and in many other countries, supplies of the vaccine remain limited and it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. To date, the COVID-19 pandemic has, and it may continue to, disrupt our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, as well as cause disruptions to and restrictions on our service providers’ ability to travel and to meet with residential and commercial property owners who use our solutions, cancellations or postponement of certain events, or temporary closures of our facilities or the facilities of our service providers or suppliers. Further, given global supply chain shortages, our service providers may be unable to source other hardware required for installation, such as security control panels and related peripherals, which could result in reduced demand for our products and services. See “We depend on our suppliers, and the loss of any key supplier could materially and adversely affect our business, financial condition, cash flows and results of operations” below. The COVID-19 pandemic has also resulted in significant volatility in global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty may also negatively impact pricing for our platform or cause customers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our revenue, cash flows, results of operations and financial condition. The increased uncertainty and volatility in global markets may also negatively impact our growth opportunities whether organically or through acquisitions. Because our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions, any such adverse effects may not be fully reflected in our results of operation until future periods.

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

The ultimate impact to our results will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to effect a widespread roll-out of the available vaccines or otherwise contain COVID-19 or treat its impact, including the impact of any re-opening plans, additional closures and spikes or surges in COVID-19 infection, the emergence and severity of any COVID-19 variants and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. Accordingly, these potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2021 and 2020.

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

A significant natural disaster, such as an earthquake, hurricane, fire, flood, or a public health pandemic, such as COVID-19, or a significant power outage could harm our business, financial condition, cash flows and results of operations. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we conduct our business. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platforms and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these and other geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service provider partners or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service provider partners and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platforms and solutions, our business, financial condition, cash flows and results of operations would be harmed.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $338.9 million in 2017 to $618.0 million in 2020 and increased from $151.9 million for the three months ended March 31, 2020 to $172.5 million for the three months ended March 31, 2021. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 784 as of December 31, 2017 to 1,414 as of March 31, 2021. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 10,000 service provider partners to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2020, 2019 and 2018, our 10 largest revenue service provider partners accounted for 48%, 52% and 57% of our revenue, respectively. ADT LLC, or ADT, represented greater than 15% but not more than 20% of our revenue in 2018, 2019, and 2020. ADT also represented more than 10% of accounts receivable as of December 31, 2020.

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

We rely on wireless carriers to provide access to wireless networks through which we provide our wireless alarm, notification and intelligent automation services, and any interruption of such access and any significant costs related to such interruption could materially and adversely impact our business, financial condition, cash flows, results of operation and reputation.

We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks, or may discontinue or sunset older wireless networks as new technology evolves. For example, certain cellular carriers have announced their intention to shut down their 3G and CDMA wireless networks in 2022 which may require our subscribers to upgrade to alternative and potentially more expensive technologies. See “The technology we employ may become obsolete, and we may need to incur significant capital expenditures to update our technology” below. Further, wireless carriers from time to time suffer service outages which range from local to national in scale during which security control panels may be unable to transmit life safety signals to emergency responders. Any such wireless carrier service disruptions could materially and adversely impact our ability to provide services to our service provider partners and subscribers and result in significant costs, which could materially and adversely impact our business, results of operations and reputation. In addition, product changes by wireless carriers, price increases or changes to existing contract terms or termination of our agreements could also have a material and adverse impact on our business, financial condition, cash flows and results of operations.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. These supply chain risks are heightened in the current environment where continuing travel restrictions and shelter-in-place orders as well as limitations on factory capacity and delays in shipping times due to the COVID-19 pandemic have and may continue to adversely affect production of and the timing of delivery of components. Shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for longer lead times and limited availability, but we cannot assure you that our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while reductions in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components which generated 14% of our hardware and other revenue for the three months ended March 31, 2021. From time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and significantly impacts businesses’ handling of personal information and privacy policies and procedures. The CCPA, as well as data privacy laws that have been adopted or proposed in other states, may limit our ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with service provider partners and our suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. Specifically, the CCPA may subject us to regulatory fines by the State of California, individual claims, class actions, and increased commercial liabilities. In addition, the California Privacy Rights Act of 2020, or CPRA, was approved by California voters and will be effective as of January 1, 2023. The CPRA will, among other things, amend the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.

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

As of March 31, 2021, we had $211.8 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 4% and 2% of our total revenue for the three months ended March 31, 2021 and 2020, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

•increased costs due to new or potential tariffs, penalties, trade restrictions and other trade barriers, which may increase our cost of hardware revenue and reduce our hardware revenue margins in the future;

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

We have indemnity obligations to certain of our service provider partners for intellectual property infringement claims regarding our platforms and solutions. As a result, in the case of infringement claims against these service provider partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our service provider partners may seek indemnification from us in connection with infringement claims brought against them. For example, on July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, alleging that ADT’s sales of ADT Pulse directly and indirectly infringe two patents purchased by Applied Capital. Applied Capital is seeking damages and attorney’s fees. We are indemnifying ADT in this matter. In addition, we may elect to indemnify service provider partners where we have no contractual obligation to indemnify them and we will evaluate each such request on a case-by-case basis. If a service provider partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding this matter and the other legal proceedings we are involved in.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in June 2015 at a price of $14.00 per share, our stock price has ranged from an intraday low of $10.26 to an intraday high of $108.67 through March 31, 2021. The market price of our common stock may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders, and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this "Risk Factors" section:

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

For more information related to the 2026 Notes, see Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q as well as our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021, which is incorporated by reference herein.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 to January 31, 2021	—	$—	—	$100,000,000
February 1 to February 28, 2021	—	—	—	100,000,000
March 1 to March 31, 2021	—	—	—	100,000,000
Total	—	$—	—

(1)On December 3, 2020, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions, block trades, tender offers and by any combination of the foregoing, in accordance with federal securities laws, during the two-year period ending December 3, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
4.1(3)	Indenture, dated as of January 20, 2021, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as Trustee
4.2(4)	Form of Global Note, representing Alarm.com Holdings, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

(3) Previously filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on January 20, 2021, and incorporated herein by reference.

(4) Previously filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on January 20, 2021, and incorporated herein by reference.

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

Alarm.com Holdings, Inc.

Date:	May 4, 2021	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)