Form 10-Q
period 2021-06-30
Alarm.com Holdings, Inc.
filed 2021-08-05
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 29, 2021, there were 49,902,983 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
SaaS and license revenue	$113,186	$95,704	$220,569	$187,654
Hardware and other revenue	75,671	45,933	140,786	105,922
Total revenue	188,857	141,637	361,355	293,576
Cost of revenue(1):
Cost of SaaS and license revenue	17,201	13,001	32,357	25,329
Cost of hardware and other revenue	60,166	36,004	110,772	81,656
Total cost of revenue	77,367	49,005	143,129	106,985
Operating expenses:
Sales and marketing	20,529	16,920	39,528	33,995
General and administrative	23,268	17,359	46,150	38,224
Research and development	43,491	36,636	85,958	76,366
Amortization and depreciation	7,477	6,723	14,862	13,145
Total operating expenses	94,765	77,638	186,498	161,730
Operating income	16,725	14,994	31,728	24,861
Interest expense	(4,154)	(868)	(7,522)	(1,513)
Interest income	149	157	306	616
Other income / (expense), net	32	65	(123)	157
Income before income taxes	12,752	14,348	24,389	24,121
Benefit from income taxes	(1,738)	(2,277)	(4,651)	(1,075)
Net income	14,490	16,625	29,040	25,196
Net loss attributable to redeemable noncontrolling interest	255	370	535	606
Net income attributable to common stockholders	$14,745	$16,995	$29,575	$25,802

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.30	$0.35	$0.60	$0.53
Diluted	$0.28	$0.34	$0.57	$0.51
Weighted average common shares outstanding:
Basic	49,808,969	48,792,280	49,686,110	48,758,922
Diluted	51,754,392	50,551,632	51,789,943	50,443,526
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$662,682	$253,459
Accounts receivable, net of allowance for credit losses of $3,573 and $4,696, respectively, and net of allowance for product returns of $1,344 and $1,480, respectively	92,612	83,326
Inventory	59,611	44,281
Other current assets, net of allowance for credit losses of $5 and $17, respectively	22,886	16,348
Total current assets	837,791	397,414
Property and equipment, net	44,481	44,796
Intangible assets, net	94,737	103,259
Goodwill	112,901	112,838
Deferred tax assets	12,049	21,692
Operating lease right-of-use assets	30,581	33,455
Other assets, net of allowance for credit losses of $73 and $72, respectively	24,251	18,233
Total assets	$1,156,791	$731,687
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$68,138	$53,927
Accrued compensation	19,531	22,307
Deferred revenue	6,301	4,037
Operating lease liabilities	10,132	9,973
Total current liabilities	104,102	90,244
Deferred revenue	8,718	8,492
Convertible senior notes, net	416,921	—
Long-term debt	—	110,000
Operating lease liabilities	33,691	37,697
Other liabilities	8,550	6,811
Total liabilities	571,982	253,244
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	11,372	10,691
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 50,040,853 and 49,630,773 shares issued; and 49,893,700 and 49,483,620 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	500	496
Additional paid-in capital	481,937	405,831
Treasury stock, at cost; 147,153 shares as of June 30, 2021 and December 31, 2020	(5,149)	(5,149)
Retained earnings	96,149	66,574
Total stockholders’ equity	573,437	467,752
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,156,791	$731,687

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2021	2020
Net income	$29,040	$25,196
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses on accounts receivable	150	965
Reserve for product returns	1,129	1,000
Recovery of credit losses on notes receivable	(11)	(382)
Amortization on patents and tooling	603	401
Amortization and depreciation	14,862	13,145
Amortization of debt discount and debt issuance costs	7,399	54
Amortization of operating leases	4,695	4,234
Deferred income taxes	(7,143)	(2,526)
Change in fair value of contingent liability	—	(2,289)
Stock-based compensation	17,944	13,453
Acquired in-process research and development	—	3,297
Loss on early extinguishment of debt	185	—
Changes in operating assets and liabilities:
Accounts receivable	(10,565)	(2,549)
Inventory	(15,330)	(16,238)
Other current and non-current assets	(8,131)	(3,270)
Accounts payable, accrued expenses and other current liabilities	13,403	17,332
Deferred revenue	2,490	1,039
Operating lease liabilities	(5,677)	(4,728)
Other liabilities	265	(86)
Cash flows from operating activities	45,308	48,048
Cash flows used in investing activities:
Additions to property and equipment	(7,381)	(7,116)
Purchases of in-process research and development	—	(3,297)
Receipt of payments on notes receivable	5	2,007
Purchase of investment in unconsolidated entity	(5,000)	—
Purchases of patents and patent licenses	—	(900)
Cash flows used in investing activities	(12,376)	(9,306)
Cash flows from financing activities:
Proceeds from credit facility	—	50,000
Repayments of credit facility	(110,000)	(1,000)
Proceeds from issuance of convertible senior notes	500,000	—
Payments of debt issuance costs	(15,698)	—
Payments of deferred consideration for business acquisitions	(878)	(819)
Purchases of treasury stock	—	(5,149)
Issuances of common stock from equity-based plans	2,867	4,424
Cash flows from financing activities	376,291	47,456
Net increase in cash and cash equivalents	409,223	86,198
Cash and cash equivalents at beginning of the period	253,459	119,629
Cash and cash equivalents at end of the period	$662,682	$205,827

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest					Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
		Preferred Stock		Common Stock			Treasury Stock
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	$10,691	—	$—	49,631	$496	$405,831	147	$(5,149)	$66,574	$467,752
Common stock issued in connection with equity-based plans	—	—	—	173	2	1,987	—	—	—	1,989
Stock-based compensation expense	—	—	—	—	—	7,888	—	—	—	7,888
Equity component of convertible senior notes, net	—	—	—	—	—	56,515	—	—	—	56,515
Accretion adjustments of redeemable noncontrolling interest to redemption value	473	—	—	—	—	(473)	—	—	—	(473)
Net income / (loss) attributable to common stockholders	(280)	—	—	—	—	—	—	—	14,830	14,830
Balance as of March 31, 2021	10,884	—	—	49,804	498	471,748	147	(5,149)	81,404	548,501
Common stock issued in connection with equity-based plans	—	—	—	237	2	876	—	—	—	878
Stock-based compensation expense	—	—	—	—	—	10,056	—	—	—	10,056
Accretion adjustments of redeemable noncontrolling interest to redemption value	743	—	—	—	—	(743)	—	—	—	(743)
Net income / (loss) attributable to common stockholders	(255)	—	—	—	—	—	—	—	14,745	14,745
Balance as of June 30, 2021	$11,372	—	$—	50,041	$500	$481,937	147	$(5,149)	$96,149	$573,437

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity — (Continued)
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		(Accumulated Deficit) / Retained Earnings	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	$11,210	—	$—	48,701	$487	$365,627	—	$—	$(10,463)	$355,651
Adoption of accounting standard on credit losses	—	—	—	—	—	—	—	—	(816)	(816)
Common stock issued in connection with equity-based plans	—	—	—	107	1	1,364	—	—	—	1,365
Purchases of treasury stock	—	—	—	—	—	—	147	(5,149)	—	(5,149)
Stock-based compensation expense	—	—	—	—	—	6,358	—	—	—	6,358
Net income / (loss) attributable to common stockholders	(236)	—	—	—	—	—	—	—	8,807	8,807
Balance as of March 31, 2020	10,974	—	—	48,808	488	373,349	147	(5,149)	(2,472)	366,216
Common stock issued in connection with equity-based plans	—	—	—	263	3	3,056	—	—	—	3,059
Stock-based compensation expense	—	—	—	—	—	7,095	—	—	—	7,095
Accretion adjustments of redeemable noncontrolling interest to redemption value	112	—	—	—	—	(112)	—	—	—	(112)
Net income / (loss) attributable to common stockholders	(370)	—	—	—	—	—	—	—	16,995	16,995
Balance as of June 30, 2020	$10,716	—	$—	49,071	$491	$383,388	147	$(5,149)	$14,523	$393,253

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2021, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic. Prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

Comprehensive Income

Our comprehensive income for the three and six months ended June 30, 2021 and 2020 was equal to our net income disclosed in the condensed consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and six months ended June 30, 2021 from those disclosed in our Annual Report.

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

In accounting for the transaction costs related to the issuance of the notes, we allocate the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the condensed consolidated balance sheets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of June 30, 2021.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended June 30, 2021 and 2020, our reserve against revenue for hardware returns was 1%. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $6.5 million and $7.0 million as of June 30, 2021 and December 31, 2020, respectively, which combines current and long-term balances.

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

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the three and six months ended June 30, 2021 and 2020.

The changes in our contract assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning of period balance	$4,603	$4,932	$4,306	$4,578
Commission costs and upfront payments to a customer capitalized in period	1,051	657	2,157	1,822
Amortization of contract assets	(883)	(871)	(1,692)	(1,682)
End of period balance	$4,771	$4,718	$4,771	$4,718

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

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning of period balance	$13,656	$12,102	$12,529	$10,498
Revenue deferred in period	3,648	2,173	7,449	5,693
Revenue recognized from amounts included in contract liabilities	(2,285)	(2,738)	(4,959)	(4,654)
End of period balance	$15,019	$11,537	$15,019	$11,537

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$97,529	$89,502
Allowance for credit losses	(3,573)	(4,696)
Allowance for product returns	(1,344)	(1,480)
Accounts receivable, net	$92,612	$83,326

For the three and six months ended June 30, 2021, we recorded a provision for credit losses of $0.1 million and $0.2 million on our accounts receivable, respectively. For the three months ended June 30, 2020, we recorded a reduction to the provision for credit losses of $0.9 million on our accounts receivable. For the six months ended June 30, 2020, we recorded a provision for credit losses of $1.0 million on our accounts receivable.

For the three and six months ended June 30, 2021, we recorded a reserve for product returns of $0.5 million and $1.1 million, respectively, as compared to $0.7 million and $1.0 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and six months ended June 30, 2021, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. There were no significant changes in the amount of accounts receivable write-offs during the three and six months ended June 30, 2021, as compared to historical periods other than a partial write-off of $0.7 million related to one of our distribution partners' outstanding balance during the six months ended June 30, 2021, upon the distributor being acquired by a third party.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three and six months ended June 30, 2021, we recorded credit loss expense for accounts receivable and notes receivable of $0.1 million and less than $0.1 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. For the three months ended June 30, 2020, we recorded a reduction of credit loss expense of $0.9 million and for the six months ended June 30, 2020, we recorded credit loss expense of $0.5 million in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(3,670)	$(242)	$(4,555)	$(234)	$(4,442)	$(254)	$(2,500)	$(84)
Impact of adopting Topic 326	—	—	—	—	—	—	(212)	(155)
(Provision for) / recovery of expected credit losses	(111)	(7)	935	(15)	(147)	(3)	(951)	(14)
Write-offs	338	118	70	11	1,146	126	113	15
End of period balance	$(3,443)	$(131)	$(3,550)	$(238)	$(3,443)	$(131)	$(3,550)	$(238)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$9,400	$9,475
Finished goods	50,211	34,806
Total inventory	$59,611	$44,281

Note 6. Acquisitions

Asset Acquisitions

On March 12, 2020, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of in-process research and development, or IPR&D. We believe the acquisition of the IPR&D will continue to strengthen our smart intercom capability, including building access security and convenience within the multiple dwelling unit market for residents, guests and deliveries.

In consideration for the purchase of the IPR&D, we paid $1.2 million in cash on March 12, 2020, with the remaining $0.3 million expected to be paid 18 months following the acquisition date, subject to offset for any indemnification obligations. The $1.5 million consideration related to IPR&D was expensed at the time of the asset acquisition and was included in research and development expense in our condensed consolidated statements of operations during the six months ended June 30, 2020, as the IPR&D had no alternative future use.

On March 31, 2020, Alarm.com Incorporated acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of IPR&D. We believe the acquisition of the IPR&D will continue to further our commitment to make significant investments in innovative research and development in the intelligently connected property market to broaden our suite of solutions.

In consideration for the purchase of the IPR&D, we paid $2.1 million in cash on March 31, 2020, $0.1 million in December 2019 and the remaining $0.7 million in April 2021. The $2.9 million consideration related to IPR&D was expensed at the time of the asset acquisition and was included in research and development expense in our condensed consolidated statements of operations during the six months ended June 30, 2020, as the IPR&D had no alternative future use.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
In consideration for the purchase of 100% of the issued and outstanding ownership interest units of SDS, we paid $26.6 million in cash on December 14, 2020. Pursuant to the terms of the unit purchase agreement, following the preliminary determination of the working capital of SDS as of the closing date, the purchase price decreased by $0.1 million. The purchase price allocation was finalized during the second quarter of 2021, including the working capital adjustment, resulting in a measurement period adjustment to increase the purchase consideration by $0.1 million and to increase goodwill by $0.1 million.

The table below sets forth the purchase consideration and the fair value allocation of the tangible and intangible net assets acquired (in thousands):

December 14, 2020
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$26,577
Total consideration	$26,577

Tangible and Intangible Net Assets:
Cash	$311
Accounts receivable	1,179
Inventory	917
Other current assets	240
Property and equipment	77
Operating lease right-of-use assets	384
Other assets	348
Customer relationships	2,362
Developed technology	13,522
Trade name	512
Accounts payable	(19)
Accrued expenses	(111)
Operating lease current liabilities	(51)
Operating lease liabilities	(333)
Goodwill	7,239
Total tangible and intangible net assets	$26,577

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

Fair Value of Net Assets Acquired and Intangibles

In accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, SDS constituted a business and the assets and liabilities were recorded at their respective fair values as of December 14, 2020. We developed our estimate of the fair value of intangible net assets using the with-and-without method for customer relationships, the multi-period excess earnings method for the developed technology and the relief-from-royalty method for the trade name.

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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2021	$112,838	$—	$112,838
Goodwill acquired	—	—	—
Measurement period adjustment	63	—	63
Balance as of June 30, 2021	$112,901	$—	$112,901

There were no impairments of goodwill during the three and six months ended June 30, 2021 and 2020.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2021	$72,670	$28,223	$2,366	$103,259
Amortization	(6,579)	(1,671)	(272)	(8,522)
Balance as of June 30, 2021	$66,091	$26,552	$2,094	$94,737

We recorded $4.3 million and $8.5 million of amortization related to our intangible assets for the three and six months ended June 30, 2021, respectively, as compared to $4.0 million and $8.0 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and six months ended June 30, 2021 and 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(60,002)	$66,091	8.4
Developed technology	44,064	(17,512)	26,552	6.9
Trade name	3,815	(1,721)	2,094	3.6
Other	234	(234)	—	0.0
Total intangible assets	$174,206	$(79,469)	$94,737

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(53,423)	$72,670	8.8
Developed technology	44,064	(15,841)	28,223	7.3
Trade name	3,815	(1,449)	2,366	4.0
Other	234	(234)	—	0.0
Total intangible assets	$174,206	$(70,947)	$103,259

Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.5 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, $0.7 million of patent costs were included in other current assets and $1.8 million and $2.2 million of patent costs were included in other assets, respectively. We have $7.0 million of historical cost in purchased patents and patent licenses as of June 30, 2021. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to eighteen years. Patent cost amortization of $0.1 million and $0.2 million was included in cost of SaaS and license revenue in our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively. Patent cost amortization of $0.1 million was included in amortization and depreciation in our condensed consolidated statements of operations for each of the three and six months ended June 30, 2021 and 2020.

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

The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on September 9, 2025 and interest on the outstanding principal balance accrues at a rate of 9.0% per annum and is payable in kind. As of June 30, 2021 and December 31, 2020, $4.4 million and $4.2 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheets, respectively.

For the three and six months ended June 30, 2021, we recognized $0.9 million and $1.6 million of revenue from the distribution partners associated with these loans, respectively, as compared to $0.9 million and $1.3 million for the same periods in the prior year.

Loans to Service Provider Partners

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of each of June 30, 2021 and December 31, 2020, $1.2 million of principal was outstanding from the service provider partner under the loan agreement.

For the three and six months ended June 30, 2021 and 2020, we recognized less than $0.1 million and $0.1 million of revenue from the service provider partner associated with this loan, respectively.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of June 30, 2021 and December 31, 2020, our investment in the hardware supplier was $5.6 million.

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

As of June 30, 2021 and December 31, 2020, our investment in the technology partner was $5.7 million and $0.7 million, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Allowance for Credit Losses - Notes Receivable

We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments for our notes receivable during the three and six months ended June 30, 2021, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of each of June 30, 2021 and December 31, 2020 was less than $0.1 million, and is reflected in other current assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three and six months ended June 30, 2021 and 2020.

There were no purchases or sales of financial assets during the three and six months ended June 30, 2021 and 2020. There were no significant changes in the amount of note receivable write-offs during the three and six months ended June 30, 2021, as compared to historical periods.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(73)	$(5)	$(87)	$(29)	$(73)	$(16)	$—	$(16)
Impact of adopting Topic 326	—	—	—	—	—	—	(434)	(15)
(Provision for) / recovery of expected credit losses	(1)	1	41	(8)	(1)	12	388	(6)
Write-offs	—	—	—	—	—	—	—	—
End of period balance	$(74)	$(4)	$(46)	$(37)	$(74)	$(4)	$(46)	$(37)

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	June 30, 2021
Loan Receivables:	2021	2020	2019	2018	2017	Prior	Total
Current	$—	$1,180	$12	$—	$4,399	$—	$5,591
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$1,180	$12	$—	$4,399	$—	$5,591

Hardware Financing Receivables:
Current	$—	$—	$38	$—	$—	$—	$38
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	35	33	—	—	68
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$—	$73	$33	$—	$—	$106

	December 31, 2020
Loan Receivables:	2020	2019	2018	2017	2016	Prior	Total
Current	$1,200	$17	$—	$4,207	$—	$—	$5,424
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$1,200	$17	$—	$4,207	$—	$—	$5,424

Hardware Financing Receivables:
Current	$—	$67	$49	$—	$—	$—	$116
30-59 days past due	—	—	—	2	—	—	2
60-89 days past due	—	57	27	—	—	—	84
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	9	—	—	9
Total	$—	$124	$76	$11	$—	$—	$211

The amortized cost of notes receivables placed on nonaccrual status is as follows (in thousands):

	June 30, 2021	December 31, 2020
Loan receivables	$—	$—
Hardware financing receivables	—	9
Total	$—	$9

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
During the three and six months ended June 30, 2021 and 2020, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of June 30, 2021 and December 31, 2020, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of June 30, 2021 and December 31, 2020, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of June 30, 2021 and December 31, 2020, $12.0 million and $8.4 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses and for long lead-time parts related to our inventory.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of
	June 30, 2021
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$637,048	$—	$—	$637,048
Total	$637,048	$—	$—	$637,048

	Fair Value Measurements on a Recurring Basis as of
	December 31, 2020
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$221,407	$—	$—	$221,407
Total	$221,407	$—	$—	$221,407

The following table summarizes the change in fair value of the Level 3 liabilities for contingent consideration liabilities from acquisitions with significant unobservable inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning of period balance	$—	$2,027	$—	$2,595
Changes in fair value included in earnings	—	(1,721)	—	(2,289)
End of period balance	$—	$306	$—	$306

The money market accounts are included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of June 30, 2021.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the three and six months ended June 30, 2021 and 2020. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and six months ended June 30, 2021 and 2020.

Note 10. Leases

We lease office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2026. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease from 2015 to 2020 to provide us with additional office space. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $11.8 million.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$2,357	$2,188	$4,695	$4,233
Cash paid for amounts included in the measurement of operating lease liabilities	2,905	2,469	5,677	4,728
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	791	625	1,015	6,647

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term — operating leases	4.6 years	4.9 years
Weighted-average discount rate — operating leases	3.6%	3.6%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2021	$5,994
2022	10,727
2023	9,952
2024	8,625
2025	7,535
2026 and thereafter	4,769
Total lease payments	47,602
Less: imputed interest(2)	3,779
Present value of lease liabilities	$43,823
_______________
(1)Operating lease payments exclude $2.6 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $1.0 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of June 30, 2021 or December 31, 2020. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and six months ended June 30, 2021 and 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable	$50,253	$38,163
Accrued expenses	13,024	11,449
Other current liabilities	4,861	4,315
Accounts payable, accrued expenses and other current liabilities	$68,138	$53,927

The components of other liabilities are as follows (in thousands):

	June 30, 2021	December 31, 2020
Holdback liability from acquisitions	$1,500	$1,500
Other liabilities	7,050	5,311
Other liabilities	$8,550	$6,811

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

The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day; (2) during the five business day period immediately after any 10 consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2026 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the Indenture.

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

We used some of the proceeds to repay the $110.0 million outstanding principal balance under our credit facility and also used some of the proceeds to pay accrued interest, fees and expenses related to our credit facility (see the section titled "2017 Facility" below). We are using the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

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

As of June 30, 2021, the fair value of our 2026 Notes was $467.1 million. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $84.70 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of June 30, 2021.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal	$500,000	$—
Unamortized debt discount	(70,794)	—
Unamortized debt issuance costs	(12,285)	—
Net carrying amount	$416,921	$—

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The net carrying amount of the equity component of the 2026 Notes is as follows (in thousands):

	June 30, 2021	December 31, 2020
Debt discount for conversion option	$77,199	$—
Debt issuance costs	(2,424)	—
Net carrying amount	$74,775	$—

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of debt discount	$3,592	$—	$6,404	$—
Amortization of debt issuance costs	557	—	989	—
Total interest expense	$4,149	$—	$7,393	$—

The difference between the book and tax treatment of the debt discount and debt issuance costs of the 2026 Notes resulted in a difference between the carrying amount and tax basis of the 2026 Notes. This taxable temporary difference resulted in the recognition of a $18.3 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital during the three months ended March 31, 2021.

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes. The 2017 Facility was terminated on January 20, 2021 and we recognized an extinguishment loss of $0.2 million in other income / (expense), net in our condensed consolidated statements of operations during the six months ended June 30, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. For the six months ended June 30, 2020, the effective interest rate on the 2017 Facility was 3.42%.

The carrying value of the 2017 Facility was zero and $110.0 million as of June 30, 2021 and December 31, 2020, respectively. The 2017 Facility included a variable interest rate that approximated market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2020.

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

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Nine claims asserted in the litigation were found unpatentable in the PTO rejections. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The PTAB issued decisions affirming the rejections on February 28, 2020 and May 4, 2020. Vivint appealed these decisions to the Federal Circuit on July 1, 2020 and April 26, 2021. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. On April 13, 2021, the Federal Circuit affirmed the PTAB decisions. On February 12, 2021, we filed an action in U.S. District Court, Eastern District of Virginia challenging the refusal by the PTO to proceed with additional reexaminations of the remaining patent claims asserted in the lawsuit. The U.S. District Court, Eastern District of Virginia granted the PTO’s motion to dismiss the case for lack of jurisdiction on June 22, 2021. We appealed the dismissal to the Federal Circuit on June 24, 2021.

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

On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated and Alarm.com Holdings, Inc., among others, as proposed respondents. The complaint alleges that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent limited exclusion order and permanent cease and desist order. On November 22, 2019, the ITC instituted an investigation into EcoFactor’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc. and others as respondents. We answered the complaint on December 19, 2019. Among other things, we asserted defenses based on non-infringement and invalidity of the

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
patents in question. An evidentiary hearing was held in November 2020. On April 20, 2021, the administrative law judge presiding over the investigation issued a final initial determination finding in favor of Alarm.com. On July 20, 2021, the ITC commissioners issued a decision affirming the ruling in favor of Alarm.com and terminated the investigation.

On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On December 26, 2019, the court issued an order staying the lawsuit pending the conclusion of the related ITC investigation.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On March 9, 2021, the PTO ordered ex parte reexamination of one of the patents asserted in the lawsuit, at Alarm.com’s request. On May 10, 2021, the PTAB instituted inter partes review of the same patent and subsequently stayed the ex parte reexamination pending the conclusion of its review. On May 13, 2021, the court issued an order staying the lawsuit until September 3, 2021 in light of the related ITC investigation.

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

On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam is seeking preliminary and permanent injunctions, enhanced damages and attorneys’ fees. Our response is due on September 13, 2021.

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. The ITC has not yet instituted an investigation into the allegations.

Should Causam prevail in an ITC investigation, Alarm.com thermostats manufactured abroad could be excluded from importation into the United States. Should Causam prevail in its district court lawsuit we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Causam’s claims, the outcome of these legal claims cannot be predicted with certainty, and any of these outcomes could result in an adverse effect on our business. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we are incurring costs associated with the indemnification of our service provider ADT, LLC in ongoing patent infringement suits.

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and summary judgment and Daubert motions briefing closed on June 3, 2020. The parties reached settlement and the court dismissed the case on May 27, 2021.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more of six patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed an amended complaint on March 24, 2021. ADT answered the amended complaint on April 30, 2021 and asserted defenses based on non-infringement and invalidity of all the patents in question, and inequitable conduct as to one of the patents. On June 25, 2021, ADT filed a motion for judgment on the pleadings seeking judgment in its favor as to five of the six asserted patents on the grounds that the claimed inventions are directed to ineligible subject matter.

Should Vivint prevail on the claims that one or more elements of ADT’s products infringe, we could be required to indemnify ADT for damages in the form of a reasonable royalty or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty. We believe there are valid defenses to the claims made by Vivint. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

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

Note 13. Stockholders' Equity

Stock Repurchase Program

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period that ended on November 29, 2020. During the three months ended March 31, 2020, we repurchased 147,153 shares of our common stock under this program for $5.1 million, which includes applicable commissions and fees. No shares were repurchased under this program during the three months ended June 30, 2020.

On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. No shares of our common stock were repurchased under this program during the three and six months ended June 30, 2021. Additionally, no shares of our common stock were repurchased under this program from December 3, 2020 to December 31, 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales and marketing	$1,235	$772	$2,043	$1,529
General and administrative	3,163	2,097	5,243	3,879
Research and development	5,658	4,226	10,658	8,045
Total stock-based compensation expense	$10,056	$7,095	$17,944	$13,453

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and assumed options	$1,159	$1,015	$1,776	$1,816
Restricted stock units	8,849	6,048	16,073	11,558
Employee stock purchase plan	48	32	95	79
Total stock-based compensation expense	$10,056	$7,095	$17,944	$13,453
Tax windfall benefit from stock-based awards	$3,120	$1,610	$5,680	$2,188

We granted an aggregate of 133,700 stock options pursuant to our 2015 Equity Incentive Plan, or the 2015 Plan, during each of the three and six months ended June 30, 2021, as compared to an aggregate of 136,650 and 141,650 stock options for the same periods in the prior year. There were 63,083 and 136,258 stock options exercised during the three and six months ended June 30, 2021, respectively, as compared to 194,443 and 258,191 stock options for the same periods in the prior year. We granted an aggregate of 428,194 and 555,410 restricted stock units during the three and six months ended June 30, 2021, respectively, as compared to an aggregate of 218,344 and 319,072 restricted stock units for the same periods in the prior year. The restricted stock units granted during the three and six months ended June 30, 2021 included 120,314 of performance-based stock awards. There were no performance-based restricted stock units granted during the three and six months ended June 30, 2020. There were 173,553 and 262,923 restricted stock units that vested during the three and six months ended June 30, 2021, respectively, as compared to 64,075 and 87,123 restricted stock units vested during the same periods in the prior year. There were no performance-based restricted stock units that vested during the three months ended June 30, 2021 and there were 20,000 performance-based restricted stock units that vested during the six months ended June 30, 2021. There were no performance-based restricted stock units that vested during the three and six months ended June 30, 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$14,490	$16,625	$29,040	$25,196
Net loss attributable to redeemable noncontrolling interest	255	370	535	606
Net income attributable to common stockholders (A)	$14,745	$16,995	$29,575	$25,802
Weighted average common shares outstanding — basic (B)	49,808,969	48,792,280	49,686,110	48,758,922
Dilutive effect of stock options and restricted stock units	1,945,423	1,759,352	2,103,833	1,684,604
Weighted average common shares outstanding — diluted (C)	51,754,392	50,551,632	51,789,943	50,443,526
Net income per share:
Basic (A/B)	$0.30	$0.35	$0.60	$0.53
Diluted (A/C)	$0.28	$0.34	$0.57	$0.51

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	133,700	360,032	133,700	360,032
Restricted stock units	149,291	12,965	123,091	105,015

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

Since we expect to settle the principal amount on our outstanding 2026 Notes in cash and any excess in cash or shares of our common stock, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $147.19 per share for the 2026 Notes. Based on the initial conversion price and the average market price of our common stock for the three and six months ended June 30, 2021, there was no dilutive effect of the 2026 Notes on our earnings per share during the three and six months ended June 30, 2021.

Note 16. Significant Service Providers

During the three and six months ended June 30, 2021, our 10 largest revenue service provider partners accounted for 48% and 49% of our consolidated revenue, respectively, as compared to 46% and 48% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 10% but not more than 15% of our revenue for each of the three and six months ended June 30, 2021. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and six months ended June 30, 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
One service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of June 30, 2021. Two service provider partners in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2020.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and six months ended June 30, 2021, we recorded a benefit from income taxes of $1.7 million and $4.7 million, respectively, resulting in an effective income tax rate of (13.6)% and (19.1)% for those periods. For the three and six months ended June 30, 2020, we recorded a benefit from income taxes of $2.3 million and $1.1 million, respectively, resulting in an effective income tax rate of (15.9)% and (4.5)% for those periods. Our effective tax rates were below the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of June 30, 2021 and December 31, 2020. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards, which remained at $1.3 million as of June 30, 2021 and December 31, 2020.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits of $1.5 million primarily for research and development tax credits claimed during the six months ended June 30, 2021. We recorded unrecognized tax benefits of $1.9 million for research and development tax credits claimed during the six months ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, we accrued $0.1 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95% of our revenue for each of the three and six months ended June 30, 2021, as compared to 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended June 30, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$104,897	$8,289	$—	$—	$113,186
Hardware and other revenue	74,614	2,908	(779)	(1,072)	75,671
Total revenue	179,511	11,197	(779)	(1,072)	188,857
Operating income / (loss)	19,456	(2,842)	233	(122)	16,725

	Three Months Ended June 30, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$88,922	$6,782	$—	$—	$95,704
Hardware and other revenue	44,547	4,926	(703)	(2,837)	45,933
Total revenue	133,469	11,708	(703)	(2,837)	141,637
Operating income / (loss)	15,800	(609)	16	(213)	14,994

	Six Months Ended June 30, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$206,159	$14,410	$—	$—	$220,569
Hardware and other revenue	138,884	4,923	(1,684)	(1,337)	140,786
Total revenue	345,043	19,333	(1,684)	(1,337)	361,355
Operating income / (loss)	37,163	(5,696)	387	(126)	31,728

	Six Months Ended June 30, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$176,334	$11,320	$—	$—	$187,654
Hardware and other revenue	102,075	10,484	(1,564)	(5,073)	105,922
Total revenue	278,409	21,804	(1,564)	(5,073)	293,576
Operating income / (loss)	26,618	(1,482)	57	(332)	24,861

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of June 30, 2021	$1,191,907	$26,304	$(61,408)	$(12)	$1,156,791
Assets as of December 31, 2020	763,925	26,739	(58,983)	6	731,687

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $8.3 million and $17.0 million for the three and six months ended June 30, 2021, respectively, as compared to $9.8 million and $19.5 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2021 and 2020.

Depreciation and amortization expense was $7.4 million and $14.7 million for the Alarm.com segment for the three and six months ended June 30, 2021, respectively, as compared to $6.7 million and $13.1 million for the same periods in the prior year. Depreciation and amortization expense was $0.1 million and $0.2 million for the Other segment for the three and six months ended June 30, 2021, respectively, as compared to less than $0.1 million for the same periods in the prior year. Additions to property and equipment were $2.7 million and $6.2 million for the Alarm.com segment for the three and six months ended

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021, respectively, as compared to $3.9 million and $6.5 million for the same periods in the prior year. Additions to property and equipment were $0.1 million for the Other segment for each of the three and six months ended June 30, 2021, as compared to $0.1 million and $0.9 million for the same periods in the prior year.

We derived substantially all revenue from North America for the three and six months ended June 30, 2021 and 2020. Substantially all of our long-lived assets were in North America as of June 30, 2021 and December 31, 2020.

Note 19. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security service providers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of June 30, 2021 and December 31, 2020, our investment balance in our installation partner was zero. During the three and six months ended June 30, 2021 and 2020, we recorded $0.1 million and $0.2 million of cost of hardware and other revenue in connection with this installation partner, respectively. As of June 30, 2021 and December 31, 2020, the accounts payable balance to our installation partner was less than $0.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 25, 2021 with the Securities and Exchange Commission, or SEC. This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; our future financial and business performance and the potential impact of trade policies and related tariffs on our cost of hardware revenue and hardware revenue margins. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our solutions are delivered through an established network of over 10,000 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate SaaS and license revenue through our service provider partners, who resell these services and pay us monthly fees. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gunshot detection sensors, gateway modules and smart thermostats. We believe that the length of our service relationships with residential and commercial property owners, combined with our robust platforms and over 20 years of operating experience, contribute to a compelling business model.

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

Highlights of Second Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 60% and 61% of our revenue during the three and six months ended June 30, 2021, respectively, as compared to 68% and 64% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 4% and 5% of our revenue during the three and six months ended June 30, 2021, respectively, as compared to 7% for the same periods in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Our hardware and other revenue also includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 40% and 39% of our revenue during the three and six months ended June 30, 2021, respectively, as compared to 32% and 36% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 18% to $113.2 million in the three months ended June 30, 2021 from $95.7 million in the three months ended June 30, 2020. SaaS and license revenue increased 18% to $220.6 million in the six months ended June 30, 2021 from $187.7 million in the six months ended June 30, 2020. Included in SaaS and license revenue was software license revenue, which decreased to $8.3 million in the three months ended June 30, 2021 from $9.8 million in the three months ended June 30, 2020. Included in SaaS and license revenue was software license revenue, which decreased to $17.0 million in the six months ended June 30, 2021 from $19.5 million in the six months ended June 30, 2020.

•Total revenue increased 33% to $188.9 million in the three months ended June 30, 2021 from $141.6 million in the three months ended June 30, 2020. Total revenue increased 23% to $361.4 million in the six months ended June 30, 2021 from $293.6 million in the six months ended June 30, 2020.

•Net income decreased to $14.5 million in the three months ended June 30, 2021, as compared to $16.6 million in the three months ended June 30, 2020. Net income increased to $29.0 million in the six months ended June 30, 2021, as compared to $25.2 million in the six months ended June 30, 2020. Net income attributable to common stockholders decreased to $14.7 million in the three months ended June 30, 2021, as compared to $17.0 million in the three months ended June 30, 2020. Net income attributable to common stockholders increased to $29.6 million in the six months ended June 30, 2021, as compared to $25.8 million in the six months ended June 30, 2020.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $38.0 million in the three months ended June 30, 2021 from $29.2 million in the three months ended June 30, 2020. Adjusted EBITDA increased to $73.6 million in the six months ended June 30, 2021 from $58.4 million in the six months ended June 30, 2020.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and six months ended June 30, 2021 and 2020.

Recent Developments

The COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. We have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2021, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic. Prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

While our business and those of our service providers showed some resiliency beginning in 2020 and continuing into 2021, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases. The challenges posed by COVID-19 on our business continue to evolve rapidly and we will continue to evaluate our business and operations in light of future developments.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SaaS and license revenue	$113,186	$95,704	$220,569	$187,654
Adjusted EBITDA	38,006	29,210	73,612	58,399

	Twelve Months Ended June 30,
	2021	2020
SaaS and license revenue renewal rate	95%	94%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, other income / (expense), net, benefit from income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related (benefit) / expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense, and stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and six months ended June 30, 2021 and 2020.

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

As a result of the COVID-19 pandemic, governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures, and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. We have seen and anticipate we may continue to see disruption to our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions, reluctance of service providers and property owners to meet even where such restrictions have been lifted and general economic conditions. In addition, the COVID-19 pandemic has resulted in a global slowdown of economic activity and a recession in the

United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. As the future impact on global supply chains from COVID-19 is difficult to predict, the full extent to which COVID-19 may negatively affect our hardware revenue is uncertain; however, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases.

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

Since 2019, the U.S. government has implemented and imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain Alarm.com products manufactured overseas to additional import duties of up to 25%. The amount of the import tariff and the number of products subject to tariffs have changed numerous times based on action by the U.S. government. Approximately one-fifth to one-half of the hardware products that we sell to our service provider partners are imported from China and could be subject to increased tariffs. While the additional import duties have resulted in an increase to our cost of hardware revenue, these import duties had a modest impact on hardware revenue margins. If tariffs are increased or are expanded to apply to more of our products, such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future. We continue to monitor the changes in tariffs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,317 employees as of June 30, 2020 to 1,421 employees as of June 30, 2021, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 441 as of June 30, 2020 to 456 as of June 30, 2021 and slightly decreased from 457 as of March 31, 2021. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 155 as of June 30, 2020 to 173 as of June 30, 2021 and increased from 160 as of March 31, 2021. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 721 as of June 30, 2020 to 792 as of June 30, 2021 and slightly decreased from 797 as of March 31, 2021. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Enterprise Tools platform for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our 2026 Notes and our 2017 Facility, which was terminated in January 2021. Interest expense is expected to increase in 2021, as compared to 2020 due to the non-cash interest expense related to the 2026 Notes issued on January 20, 2021.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and our notes receivable.

Other Income / (Expense), Net

Other income / (expense), net primarily consists of non-operating and miscellaneous expense and income, including the $0.2 million loss on the early extinguishment of the 2017 Facility during the three months ended March 31, 2021.

Benefit from Income Taxes

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

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenue:
SaaS and license revenue	$113,186	60%	$95,704	68%	$220,569	61%	$187,654	64%
Hardware and other revenue	75,671	40	45,933	32	140,786	39	105,922	36
Total revenue	188,857	100	141,637	100	361,355	100	293,576	100
Cost of revenue(1):
Cost of SaaS and license revenue	17,201	9	13,001	9	32,357	9	25,329	8
Cost of hardware and other revenue	60,166	32	36,004	25	110,772	31	81,656	28
Total cost of revenue	77,367	41	49,005	34	143,129	40	106,985	36
Operating expenses:
Sales and marketing(2)	20,529	11	16,920	12	39,528	11	33,995	12
General and administrative(2)	23,268	12	17,359	12	46,150	12	38,224	13
Research and development(2)	43,491	23	36,636	26	85,958	24	76,366	26
Amortization and depreciation	7,477	4	6,723	5	14,862	4	13,145	4
Total operating expenses	94,765	50	77,638	55	186,498	51	161,730	55
Operating income	16,725	9	14,994	11	31,728	9	24,861	9
Interest expense	(4,154)	(2)	(868)	(1)	(7,522)	(2)	(1,513)	(1)
Interest income	149	—	157	—	306	—	616	—
Other income / (expense), net	32	—	65	—	(123)	—	157	—
Income before income taxes	12,752	7	14,348	10	24,389	7	24,121	8
Benefit from income taxes	(1,738)	(1)	(2,277)	(2)	(4,651)	(1)	(1,075)	(1)
Net income	$14,490	8%	$16,625	12%	$29,040	8%	$25,196	9%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense data:
Sales and marketing	$1,235	$772	$2,043	$1,529
General and administrative	3,163	2,097	5,243	3,879
Research and development	5,658	4,226	10,658	8,045
Total stock-based compensation expense	$10,056	$7,095	$17,944	$13,453

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	14%	15%	13%
Cost of hardware and other revenue as a percentage of hardware and other revenue	80	78	79	77
Total cost of revenue as a percentage of total revenue	41	34	40	36

Comparison of the Three and Six Months Ended June 30, 2021 to June 30, 2020

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented.

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Revenue
SaaS and license revenue	$113,186	$95,704	18%	$220,569	$187,654	18%
Hardware and other revenue	75,671	45,933	65	140,786	105,922	33
Total revenue	$188,857	$141,637	33%	$361,355	$293,576	23%

The $47.2 million increase in total revenue for the three months ended June 30, 2021 as compared to the same period in the prior year was primarily the result of a $29.7 million, or 65%, increase in our hardware and other revenue and a $17.5 million, or 18%, increase in our SaaS and license revenue. Our software license revenue included within SaaS and license revenue decreased $1.5 million to $8.3 million during the three months ended June 30, 2021 as compared to $9.8 million during the same period in the prior year, which decreased primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $16.0 million increase in our Alarm.com segment SaaS and license revenue for the three months ended June 30, 2021 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2020. The increase in hardware and other revenue for the three months ended June 30, 2021 as compared to the same period in the prior year was from the Alarm.com segment and was due to an increase in the volume of video cameras and video recorders sold as well as the increased revenue from our acquisition of Shooter Detection Systems, LLC, or SDS, on December 14, 2020. The $1.5 million increase in SaaS and license revenue for our Other segment for the three months ended June 30, 2021, as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions. Hardware and other revenue, net of intersegment eliminations, for the three months ended June 30, 2021 in our Other segment decreased $0.3 million, or 12%, as compared to the same period in the prior year, primarily due to a decrease in sales related to our property management solution.

The $67.8 million increase in total revenue for the six months ended June 30, 2021 as compared to the same period in the prior year was primarily the result of a $34.9 million, or 33%, increase in our hardware and other revenue and a $32.9 million, or 18%, increase in our SaaS and license revenue. Our software license revenue included within SaaS and license revenue decreased $2.5 million to $17.0 million during the six months ended June 30, 2021, as compared to $19.5 million during the same period in the prior year, which decreased primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $29.8 million increase in our Alarm.com segment SaaS and license revenue for the six months ended June 30, 2021 was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2020. The increase in hardware and other revenue for the six months ended June 30, 2021, as compared to the same period in the prior year was primarily from the Alarm.com segment and was due to an increase in the volume of video cameras and video recorders sold, as well as the increased revenue from our acquisition of SDS on December 14, 2020. The $3.1 million increase in SaaS and license revenue for our Other segment for the six months ended June 30, 2021, as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions. Hardware and other revenue, net of intersegment eliminations, for the six months ended June 30, 2021 in our Other segment decreased $1.8 million, or 34%, as compared to the same period in the prior year, primarily due to a decrease in sales related to our property management solution.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Cost of revenue(1)
Cost of SaaS and license revenue	$17,201	$13,001	32%	$32,357	$25,329	28%
Cost of hardware and other revenue	60,166	36,004	67	110,772	81,656	36
Total cost of revenue	$77,367	$49,005	58%	$143,129	$106,985	34%
% of total revenue	41%	34%		40%	36%
_______________
(1)Excludes amortization and depreciation shown in operating expenses.

The $28.4 million increase in cost of revenue for the three months ended June 30, 2021 as compared to the same period in the prior year was the result of a $24.2 million, or 67%, increase in cost of hardware and other revenue and a $4.2 million, or 32%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.3 million for each of the three months ended June 30, 2021 and 2020. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped and an increase in costs for freight shipments during the three months ended June 30, 2021 as compared to the same period in the prior year. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. Cost of hardware and other revenue as a percentage of hardware and other revenue was 80% for the three months ended June 30, 2021 and 78% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for the three months ended June 30, 2021 and 14% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 4% for the three months ended June 30, 2021 and 3% for the same period in the prior year. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended June 30, 2021 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods as well as the increase in costs for freight shipments. The increase in cost of SaaS and license revenue as a percentage of SaaS and license revenue for the three months ended June 30, 2021 as compared to the same period in the prior year is a reflection of the mix of sales of services during the periods.

The $36.1 million increase in cost of revenue for the six months ended June 30, 2021 as compared to the same period in the prior year was the result of a $29.1 million, or 36%, increase in cost of hardware and other revenue and a $7.0 million, or 28%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.7 million for each of the six months ended June 30, 2021 and 2020. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped and an increase in costs for freight shipments during the six months ended June 30, 2021 as compared to the same period in the prior year. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. Cost of hardware and other revenue as a percentage of hardware and other revenue was 79% for the six months ended June 30, 2021 and 77% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for the six months ended June 30, 2021 and 13% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 4% for each of the six months ended June 30, 2021 and 2020. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the six months ended June 30, 2021, as compared to the same period in the prior year, is a reflection of the mix of product sales during the periods as well as the increase in costs for freight shipments. The increase in cost of SaaS and license revenue as a percentage of SaaS and license revenue for the six months ended June 30, 2021 as compared to the same period in the prior year is a reflection of the mix of sales of services during the periods.

Sales and Marketing Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Sales and marketing	$20,529	$16,920	21%	$39,528	$33,995	16%
% of total revenue	11%	12%		11%	12%

The $3.6 million increase in sales and marketing expense for the three months ended June 30, 2021 as compared to the same period in the prior year was primarily due to a $2.5 million increase in personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, attributable in part to increases in the headcount for our sales team and our service provider partner support team to support our growth. Additionally, the increase in sales and marketing expense for the three months ended June 30, 2021 as compared to the same period in the prior year was due to a $0.4 million increase in marketing costs for our Alarm.com segment due to an increase in advertising. Sales and marketing expense from our Other segment increased $0.4 million for the three months ended June 30, 2021 as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team.

The $5.5 million increase in sales and marketing expense for the six months ended June 30, 2021 as compared to the same period in the prior year was primarily due to a $3.0 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team and our service provider partner support team to support our growth, net of decreased travel expenses of $0.6 million as a result of the COVID-19 pandemic. Additionally, the increase in sales and marketing expense for the six months ended June 30, 2021 as compared to the same period in the prior year was due to a $1.2 million increase in marketing costs for our Alarm.com segment due to an increase in advertising. Sales and marketing expense from our Other segment increased $0.9 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team. The number of employees in sales and marketing functions increased from 441 as of June 30, 2020 to 456 as of June 30, 2021.

General and Administrative Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
General and administrative	$23,268	$17,359	34%	$46,150	$38,224	21%
% of total revenue	12%	12%		12%	13%

The $5.9 million increase in general and administrative expense for the three months ended June 30, 2021 as compared to the same period in the prior year was primarily due to a $2.2 million increase in personnel and related costs for our Alarm.com segment due in part to an increase in employee headcount to support our operational growth. The increase in general and administrative expense was also due to a $1.7 million decrease to the contingent consideration liability from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019 within our Alarm.com segment during the three months ended June 30, 2020 which did not occur during the three months ended June 30, 2021 as well as a $1.3 million decrease in the provision for credit losses for our Alarm.com segment for the three months ended June 30, 2020 as compared to a $0.1 million decrease in the provision for credit losses for our Alarm.com segment for the three months ended June 30, 2021. Additionally, costs for external consultants increased $0.9 million within our Alarm.com segment for the three months ended June 30, 2021 as compared to the same period in the prior year. General and administrative expenses from our Other segment decreased by $0.3 million for the three months ended June 30, 2021 as compared to the same period in the prior year, primarily due to a decrease in the provision for credit losses.

The $7.9 million increase in general and administrative expense for the six months ended June 30, 2021 as compared to the same period in the prior year was primarily due to a $3.1 million increase in legal expenses within our Alarm.com segment resulting from intellectual property litigation during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Additionally, the increase in general and administrative expense for the six months ended June 30, 2021 as compared to the same period in the prior year was due to a $3.0 million increase in personnel and related costs for our Alarm.com segment due in part to an increase in employee headcount to support our operational growth as well as a $2.3 million decrease to the contingent consideration liability from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019 within our Alarm.com segment incurred during the six months ended June 30, 2020 which did not occur during the six months ended June 30, 2021. General and administrative expenses from our Other segment decreased $0.5 million for the six months ended June 30, 2021 as compared to the same period in the prior year, primarily due to a decrease in the provision for credit losses. The number of employees in general and administrative functions increased from 155 as of June 30, 2020 to 173 as of June 30, 2021.

Research and Development Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Research and development	$43,491	$36,636	19%	$85,958	$76,366	13%
% of total revenue	23%	26%		24%	26%

The $6.9 million increase in research and development expense for the three months ended June 30, 2021 as compared to the same period in the prior year was primarily due to a $5.3 million increases in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions. Research and development expense from our Other segment increased $1.8 million for the three months ended June 30, 2021 as compared to the same period in the prior year, primarily due to a $0.9 million increase in expenses for external consultants and an increase of $0.8 million in personnel and related costs, including salary, benefits and stock-based compensation.

The $9.6 million increase in research and development expense for the six months ended June 30, 2021 as compared to the same period in the prior year was primarily due to a $10.4 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $0.8 million increase in our expenses for external consultants. These increases were partially offset by $4.4 million of in-process research and development we acquired during the six months ended June 30, 2020, which did not occur during the six months ended June 30, 2021. Research and development expense from our Other segment increased $3.2 million for the six months ended June 30, 2021 as compared to the same period in the prior year, primarily due to personnel and related costs, including salary, benefits and stock-based compensation. The number of employees in research and development functions increased from 721 as of June 30, 2020 to 792 as of June 30, 2021.

Amortization and Depreciation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Amortization and depreciation	$7,477	$6,723	11%	$14,862	$13,145	13%
% of total revenue	4%	5%		4%	4%

Amortization and depreciation increased $0.8 million and $1.7 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year, primarily due to the intangible assets that were acquired in connection with the purchase of SDS on December 14, 2020.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Interest expense	$(4,154)	$(868)	379%	$(7,522)	$(1,513)	397%
% of total revenue	(2)%	(1)%		(2)%	(1)%

Interest expense increased $3.3 million and $6.0 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year, primarily due to the amortization of the debt discount and debt issuance costs related to the 2026 Notes.

Interest Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Interest income	$149	$157	(5)%	$306	$616	(50)%
% of total revenue	—%	—%		—%	—%

Interest income remained relatively consistent for the three months ended June 30, 2021 as compared to the same period in the prior year. Interest income decreased $0.3 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a decrease in interest rates, partially offset by interest income earned on the cash from the proceeds of the 2026 Notes.

Other Income / (Expense), Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Other income / (expense), net	$32	$65	(51)%	$(123)	$157	(178)%
% of total revenue	—%	—%		—%	—%

Other income / (expense), net remained relatively consistent for the three months ended June 30, 2021 as compared to the same period in the prior year. Other income / (expense), net changed by $0.3 million for the six months ended June 30, 2021 as compared to the same periods in the prior year. The change in other income / (expense), net is primarily due to the $0.2 million loss on the early extinguishment of the 2017 Facility during the six months ended June 30, 2021 which did not occur during the same period in the prior year.

Benefit from Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Benefit from income taxes	$(1,738)	$(2,277)	(24)%	$(4,651)	$(1,075)	333%
% of total revenue	(1)%	(2)%		(1)%	(1)%

The benefit from income taxes decreased by $0.5 million for the three months ended June 30, 2021 and increased by $3.6 million for the six months ended June 30, 2021, as compared to the same periods in the prior year. Our effective tax rate was

(13.6)% and (19.1)% for the three and six months ended June 30, 2021, respectively, as compared to (15.9)% and (4.5)% for the same periods in the prior year. The increase in the benefit from income taxes for the six months ended June 30, 2021 was primarily due to increased tax windfall benefits from employee stock-based payment transactions during the six months ended June 30, 2021, as compared to the same period in the prior year. The increase in the benefit from income taxes was also due to changes in estimated research and development tax credits and taxable income.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95% of our revenue for each of the three and six months ended June 30, 2021, respectively, as compared to 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,218 employees as of June 30, 2020 to 1,297 employees as of June 30, 2021. Our Other segment increased from 99 employees as of June 30, 2020 to 124 employees as of June 30, 2021. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended June 30,
	2021			2020
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$104,897	$74,614	$86,846	$88,922	$44,547	$71,533
Other	8,289	2,908	8,039	6,782	4,926	6,105
Intersegment Alarm.com	—	(779)	(120)	—	(703)	—
Intersegment Other	—	(1,072)	—	—	(2,837)	—
Total	$113,186	$75,671	$94,765	$95,704	$45,933	$77,638

	Six Months Ended June 30,
	2021			2020
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$206,159	$138,884	$171,465	$176,334	$102,075	$150,294
Other	14,410	4,923	15,209	11,320	10,484	11,436
Intersegment Alarm.com	—	(1,684)	(176)	—	(1,564)	—
Intersegment Other	—	(1,337)	—	—	(5,073)	—
Total	$220,569	$140,786	$186,498	$187,654	$105,922	$161,730

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $8.3 million and $17.0 million for the three and six months ended June 30, 2021, respectively, as compared to $9.8 million and $19.5 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2021 and 2020.

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

We did not make any material changes to the underlying assumptions used to separate the notes into liability and equity components for the three and six months ended June 30, 2021 and we do not expect any material changes in the near term to the underlying assumptions used to calculate the liability and equity components of our convertible senior notes for the three and six months ended June 30, 2021. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on the liability and equity balances related to the convertible senior notes as well as interest expense.

Recently Issued Accounting Standards

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$662,682	$253,459
Accounts receivable, net	92,612	83,326
Working capital	733,689	307,170

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of June 30, 2021 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of June 30, 2021, we had $662.7 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity and convertible senior note financings.

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers and received proceeds of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our 2017 Facility and also used some of the proceeds to pay accrued interest, fees and expenses related to the 2017 Facility. We terminated the 2017 Facility effective January 20, 2021. We are using the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners as part of a financing round that included other investors.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final six months of fiscal year 2021, we expect our capital expenditure requirements to be approximately $4.1 million, primarily related to the continued build out of our leased office space as well as purchases of computer software and equipment. Maturities of lease liabilities for our various office and equipment leases are as follows: $6.0 million for the remainder of 2021, $10.7 million in 2022, $10.0 million in 2023, $8.6 million in 2024, $7.5 million in 2025 and $4.8 million in 2026 and thereafter.

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

Sources of Liquidity

The 2017 Facility was a revolving credit facility with Silicon Valley Bank, or SVB, as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. The 2017 Facility was available to us to refinance existing debt and for general corporate and working capital purposes including acquisitions, and prior to its termination on January 20, 2021, had a borrowing capacity of $125.0 million. We had the option to increase the borrowing capacity of the 2017 Facility to $175.0 million with the consent of the lenders. On January 20, 2021, we repaid the entire outstanding balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes. The 2017 Facility is discussed in more detail below under “Debt Obligations.”

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers and received proceeds of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. The convertible senior notes are discussed in more detail below under “Debt Obligations.”

Dividends

We did not declare or pay dividends during the three and six months ended June 30, 2021 and 2020. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period ended November 29, 2020. On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the three months ended March 31, 2020, we repurchased 147,153 shares of our common stock under the program that expired on November 29, 2020 in open market purchases for a total consideration of $5.1 million. No shares were repurchased under this program during the three months ended June 30, 2020. During the three and six months ended June 30, 2021, we did not repurchase any shares of our common stock under the program that expires on December 3, 2023.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities	$45,308	$48,048
Cash flows used in investing activities	(12,376)	(9,306)
Cash flows from financing activities	376,291	47,456

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the six months ended June 30, 2021, cash flows from operating activities were $45.3 million, compared to $48.0 million for the same period in the prior year. This $2.7 million decrease in cash flows from operating activities was due to a $15.0 million decrease in cash from operating assets and liabilities, partially offset by a $8.5 million increase in non-cash and other reconciling items and a $3.8 million increase in net income.

The $15.0 million decrease in cash from operating assets and liabilities was primarily due to differences in timing of collection of receipts and payments of disbursements and, to a lesser extent, increases in prepayments for long lead-time parts related to inventory and other assets during the six months ended June 30, 2021, as compared to the same period in the prior year. The $8.5 million increase in non-cash and other reconciling items was primarily due to a $7.3 million increase in amortization of the debt discount and debt issuance costs related to the convertible senior notes during the six months ended June 30, 2021 as well as a $4.5 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during the six months ended June 30, 2021. These increases in non-cash and other reconciling items were partially offset by a $4.6 million change in deferred income taxes, primarily due to increased tax windfall benefits from employee stock-based payment transactions during the six months ended June 30, 2021, as compared to the same period in the prior year.

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

For the six months ended June 30, 2021, our cash flows used in investing activities was $12.4 million, as compared to $9.3 million for the same period in the prior year. The $3.1 million increase in cash flows used in investing activities was primarily due to the $5.0 million used to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners during the six months ended June 30, 2021 as well as a $2.0 million reduction in repayments of notes receivable during the six months ended June 30, 2021, as compared to the same period in the prior year. These increases in cash flows used in investing activities were partially offset by $3.3 million used to acquire in-process research and development during the six months ended June 30, 2020 that did not occur during the six months ended June 30, 2021.

Financing Activities

Cash generated by financing activities includes borrowings under the 2017 Facility, proceeds from convertible senior notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the six months ended June 30, 2021, cash flows from financing activities was $376.3 million, compared to $47.5 million for the same period in the prior year. The $328.8 million increase in cash flows from financing activities was primarily due to $484.3 million in proceeds from the issuance of convertible senior notes, net of issuance costs paid. This increase in cash flows from financing activities was partially offset by the repayment of $110.0 million to terminate the 2017 Facility during the six months ended June 30, 2021 that did not occur during the same period in the prior year as well as the borrowing of $50.0 million under the 2017 Facility during the six months ended June 30, 2020 that did not occur during six months ended June 30, 2021.

Contractual Obligations

As of June 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, other than the $500.0 million issuance of the 2026 Notes in January 2021 and the $110.0 million repayment to terminate the 2017 Facility on January 20, 2021.

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

We used some of the proceeds to repay the $110.0 million outstanding principal balance under our credit facility and also used some of the proceeds to pay accrued interest, fees and expenses related to our credit facility (see the section titled "2017 Facility" below). We are using the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes and the 2017 Facility was terminated. We recognized an extinguishment loss of $0.2 million in other income / (expense), net in our condensed consolidated statements of operations during the six months ended June 30, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. For the six months ended June 30, 2020, the effective interest rate on the 2017 Facility was 3.42%.

The carrying value of the 2017 Facility was zero and $110.0 million as of June 30, 2021 and December 31, 2020, respectively. The 2017 Facility included a variable interest rate that approximated market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2020.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, other income / (expense), net, benefit from income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related (benefit) / expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

We have included Adjusted EBITDA in this report because it is a key measure that our management uses to understand and evaluate our core operating performance and trends, to generate future operating plans, to make strategic decisions regarding the allocation of capital and to make investments in initiatives that are focused on cultivating new markets for our solutions. We also use Adjusted EBITDA, a non-GAAP financial measure, as a performance measure under our executive bonus plan. Further, we believe the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related expense and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Net income	$14,490	$16,625	$29,040	$25,196
Adjustments:
Interest expense, interest income and other income / (expense), net	3,973	646	7,339	740
Benefit from income taxes	(1,738)	(2,277)	(4,651)	(1,075)
Amortization and depreciation expense	7,477	6,723	14,862	13,145
Stock-based compensation expense	10,056	7,095	17,944	13,453
Secondary offering expense	—	543	—	543
Acquisition-related (benefit) / expense	—	(1,708)	29	2,348
Litigation expense	3,748	1,563	9,049	4,049
Total adjustments	23,516	12,585	44,572	33,203
Adjusted EBITDA	$38,006	$29,210	$73,612	$58,399

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic continues to create significant volatility in the financial markets subsequent to the quarter ended June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On December 14, 2020, we acquired 100% of the issued and outstanding ownership interest units of Shooter Detection Systems, LLC, or SDS. We are currently integrating SDS into our internal control over financial reporting and do not expect this integration to materially affect our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. These temporary measures have not materially impacted our internal control over financial reporting during our fiscal quarter ended June 30, 2021.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017, with Vivint proceeding with its case on four of the six patents in its complaint. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Nine claims asserted in the litigation were found unpatentable in the PTO rejections. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The PTAB issued decisions affirming the rejections on February 28, 2020 and May 4, 2020. Vivint appealed these decisions to the Federal Circuit on July 1, 2020 and April 26, 2021. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. On April 13, 2021, the Federal Circuit affirmed the PTAB decisions. On February 12, 2021, we filed an action in U.S. District Court, Eastern District of Virginia challenging the refusal by the PTO to proceed with additional reexaminations of the remaining patent claims asserted in the lawsuit. The U.S. District Court, Eastern District of Virginia granted the PTO’s motion to dismiss the case for lack of jurisdiction on June 22, 2021. We appealed the dismissal to the Federal Circuit on June 24, 2021.

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

On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated and Alarm.com Holdings, Inc., among others, as proposed respondents. The complaint alleges that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent limited exclusion order and permanent cease and desist order. On November 22, 2019, the ITC instituted an investigation into EcoFactor’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc. and others as respondents. We answered the complaint on December 19, 2019. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing was held in November 2020. On April 20, 2021, the administrative law judge presiding over the investigation issued a final initial determination finding in favor of Alarm.com. On July 20, 2021, the ITC commissioners issued a decision affirming the ruling in favor of Alarm.com and terminated the investigation.

On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On December 26, 2019, the court issued an order staying the lawsuit pending the conclusion of the related ITC investigation.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On March 9, 2021, the PTO ordered ex parte reexamination of one of the patents asserted in the lawsuit, at Alarm.com’s request. On May 10, 2021, the PTAB instituted inter partes review of the same patent and subsequently stayed the ex parte reexamination pending the conclusion of its review. On May 13, 2021, the court issued an order staying the lawsuit until September 3, 2021 in light of the related ITC investigation.

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

On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam is seeking preliminary and permanent injunctions, enhanced damages and attorneys’ fees. Our response is due on September 13, 2021.

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. The ITC has not yet instituted an investigation into the allegations.

Should Causam prevail in an ITC investigation, Alarm.com thermostats manufactured abroad could be excluded from importation into the United States. Should Causam prevail in its district court lawsuit we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Causam’s claims, the outcome of these legal claims cannot be predicted with certainty, and any of these outcomes could result in an adverse effect on our business.

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we are incurring costs associated with the indemnification of our service provider ADT, LLC in ongoing patent infringement suits.

On July 13, 2016, Applied Capital, Inc., or Applied Capital, filed a lawsuit against ADT, LLC, the ADT Corporation, and Icontrol Networks, Inc. in U.S. District Court, the District of New Mexico.  Applied Capital, Inc v. The ADT Corporation et al., D. New Mexico Case No. 1-16-cv-00815. Icontrol was dismissed without prejudice on May 22, 2017.  Applied Capital alleges that ADT’s sales of ADT Pulse directly and indirectly infringes U.S. Patent Nos. 8,378,817 and 9,728,082, which were allegedly purchased by Applied Capital. Applied Capital is seeking damages and attorneys’ fees.  ADT answered Applied Capital’s amended complaint on July 16, 2018. Among other things, ADT has asserted defenses based on non-infringement and invalidity of the patents-in-suit. On April 5, 2019, Applied Capital filed a lawsuit for breach of contract against Rodney Fox, the inventor of the patents-in-suit, in the Second Judicial District Court, County of Bernalillo in New Mexico State Court (No. D-202-CV-2019-02841). Mr. Fox counterclaimed, alleging that he is the rightful owner of the patents-in-suit. Based on the dispute of ownership, on October 15, 2019, ADT filed a motion to stay in this matter pending its resolution. Applied Capital and Mr. Fox reached settlement and stipulated to dismissal of the New Mexico State Court action on October 31, 2019. Applied Capital filed its Second Amended Complaint on January 27, 2020 and ADT answered, adding a claim of inequitable conduct, on February 10, 2020. The court issued its claim construction order on August 12, 2019, fact discovery closed on November 12, 2019, expert discovery closed on March 9, 2020, and summary judgment and Daubert motions briefing closed on June 3, 2020. The parties reached settlement and the court dismissed the case on May 27, 2021.

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more of six patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed an amended complaint on March 24, 2021. ADT answered the amended complaint on April 30, 2021 and asserted defenses based on non-infringement and invalidity of all the patents in question, and inequitable conduct as to one of the patents. On June 25, 2021, ADT filed a motion for judgment on the pleadings seeking judgment in its favor as to five of the six asserted patents on the grounds that the claimed inventions are directed to ineligible subject matter.

Should Vivint prevail on the claims that one or more elements of ADT’s products infringe, we could be required to indemnify ADT for damages in the form of a reasonable royalty or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty.

We may also be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our legal proceedings, see Note 12 to our condensed consolidated financial statements for additional information.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, or Quarterly Report, as well as our other public filings with the Securities and Exchange Commission, or SEC. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline.

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

The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures, to combat its spread, resurgences and variants, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic. To date, the COVID-19 pandemic has, and it may continue to, disrupt our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, as well as cause disruptions to and restrictions on our service providers’ ability to travel and to meet with residential and commercial property owners who use our solutions, cancellations or postponement of certain events, or temporary closures of our facilities or the facilities of our service providers or suppliers. Further, given global supply chain shortages, our service providers may be unable to source other hardware required for installation, such as security control panels and related peripherals, which could result in reduced demand for our products and services. See “We depend on our suppliers, and the loss of any key supplier could materially and adversely affect our business, financial condition, cash flows and results of operations” below. The COVID-19 pandemic has also resulted in significant volatility in global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty may also negatively impact pricing for our platform or cause customers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our revenue, cash flows, results of operations and financial condition. The increased uncertainty and volatility in global markets may also negatively impact our growth opportunities whether organically or through acquisitions. Because our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions, any such adverse effects may not be fully reflected in our results of operation until future periods.

The uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic makes the long-term impact of the pandemic difficult to predict and the full extent to which it may negatively affect our industry, our supply of hardware products, our business operations or our operating results is uncertain. Weak global economic conditions, additional business disruptions or closures and spikes or surges in COVID-19 infection, also may exacerbate the impact of the pandemic. Further, we do not yet know the full effects of the COVID-19 pandemic on our suppliers and service providers. However, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases.

The ultimate impact to our results will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to effect a widespread roll-out of the available vaccines or otherwise contain COVID-19 or treat its impact, including the impact of any re-opening plans, additional closures and spikes or surges in COVID-19 infection, the emergence and severity of COVID-19 variants and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. Accordingly, these potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.

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

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and shelter-in-place orders in many of the locations we have offices or other facilities, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, service providers and subscribers, as well as the communities in which we participate. These precautionary measures could negatively impact our business. In particular, we have enabled substantially all of our employees to work remotely in compliance with relevant government advice, have suspended all non-essential travel for our employees, are canceling or postponing company-sponsored events, employee attendance at industry events and in-person work-related meetings. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and shifting non-essential function employees to work-from-home could negatively impact our marketing efforts, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity, any of which could harm our business. Though we are taking these precautionary measures as well as preparing our systems for the likelihood of increased cybersecurity threats, there is no guarantee that our precautions will fully protect our employees or enable us to maintain our productivity and any illnesses linked or alleged to be linked to our employees or service providers, whether accurate or not, could further harm our business. The full extent to which COVID-19 and our precautionary measures related thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue and Adjusted EBITDA growth or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and six months ended June 30, 2021 and 2020.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $338.9 million in 2017 to $618.0 million in 2020 and increased from $293.6 million for the six months ended June 30, 2020 to $361.4 million for the six months ended June 30, 2021. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 784 as of December 31, 2017 to 1,421 as of June 30, 2021. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome, including an adverse litigation judgment or settlement, could expose us to monetary damages or limit our ability to operate our business, resulting in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time, including claims directly against us or claims against certain of our service provider partners where we have agreed to indemnify those service provider partners. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. On November 11, 2019, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. On July 28, 2021, Causam filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding each of these matters and the other legal proceedings we are involved in. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Any of our service provider partners may choose to offer a product from one of our competitors instead of our platforms and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a license agreement in November 2013 with Vivint Inc., or Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this arrangement, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider partner’s product; however, these monthly fees are less on a per customer basis than fees we receive from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. Similarly, we entered into a patent license agreement with ADT pursuant to which we granted a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of our master service agreement with ADT. Under the terms of the license, beginning in 2023, ADT will pay us a monthly royalty for each subscriber to its branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not supported on our platforms. We must also work to expand our network of service provider partners to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service provider partners in our markets, there are a finite number of service provider partners that are able to perform the types of technical installations required for our platforms and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service provider partners, our business could be harmed.

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

We amended our master service agreement with ADT, or MSA, to extend the initial term through January 1, 2023 and to provide for the integration of certain third party products into the ADT Command and Control software platform which we operate. In connection with the amendment to the MSA, we agreed to provide ADT a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of the MSA for which ADT will pay us a monthly royalty for each subscriber to its ADT branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not enabled by one of our software platforms. We cannot assure you that we will be able to meet the conditions set forth in the amended agreement. If our MSA with ADT expires or terminates, we would continue to generate revenue from each subscriber that is already installed on one of our platforms for the life of that subscriber account but the number of such subscribers would likely decline over time. While we would generate revenue from ADT subscribers not on our platform using service offerings covered by any of our licensed patents from the per subscriber royalty fee charged to ADT under the patent license, these monthly fees will be less on a per subscriber basis than fees we receive from our SaaS solutions. In addition, even if ADT continues to use other services that we offer, we cannot assure you that the revenue from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenue from ADT with revenues from new customers or other existing customers. Any negative developments in ADT’s business, or any significant decrease in revenue from or loss of ADT as a customer could materially and adversely harm our business, financial condition, cash flows and results of operations.

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

Our industry is characterized by rapid technological innovation. Our platforms and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology, cellular networks or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies. For example, certain cellular carriers have announced their intention to shut down their 3G and CDMA wireless networks by the end of 2022. We intend to work with our service providers to develop a transition plan over the next two years to convert or upgrade the equipment of end user accounts reliant upon 3G or CDMA networks, and we expect to incur incremental costs over the next two years related to the planned 3G and CDMA network shutdown. If our service providers are not able to convert or upgrade the equipment of their customers who are currently using 3G or CDMA network technology, then those accounts may be terminated with us when such networks are no longer available.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. These supply chain risks are heightened in the current environment where continuing travel restrictions and shelter-in-place orders as well as limitations on factory capacity, including labor shortages, and delays in shipping times due to the COVID-19 pandemic have and may continue to adversely affect production of and the timing of delivery of components. Shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for longer lead times and limited availability, but we cannot assure you that our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while reductions in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components which generated 16% of our hardware and other revenue for the six months ended June 30, 2021. From time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

European data protection laws, including the General Data Protection Regulation, or GDPR, generally restrict the transfer of personal data from Europe, including the European Economic Area, or EEA, UK and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield framework, a program for transferring personal data from the EEA to the United States. The ruling also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, or SCCs, can lawfully be used for transfers from the EEA to the United States or most other countries. While the CJEU did not invalidate the use of SCCs as a valid mechanism for transferring personal data from the EEA to the United States, the CJEU required entities relying on SCCs to, among other things, verify on a case-by-case basis that the SCCs provide adequate protection of personal data under European Union, or EU, law by providing, where necessary, additional safeguards to those offered by the existing SCCs. For data transfers to the United States, these additional safeguards must be added to the SCCs in order for entities to use SCCs as a valid data transfer mechanism. Furthermore, the CJEU and the European Data Protection Board advised European data protection authorities that they would need to closely examine the laws and practices of countries outside of the EEA where EEA personal data is transferred, with a particular focus on the United States, so data transfers to the United States from the EEA are subject to more regulatory scrutiny following the CJEU decision.

We have historically relied on both the EU-U.S. Privacy Shield and SCCs for transferring personal data from the EEA, and as a result of the CJEU ruling, we are transitioning any data transfers covered under the EU-U.S. Privacy Shield to be covered under SCCs. In June 2021, the European Commission adopted a new version of the SCCs, which we must begin using by September 27, 2021. We have until December 27, 2022 to implement the new SCCs with all of our EEA customers and vendors who are sub-processors and receive access to personal data from our EEA customers. Moreover, the UK data protection regulator is developing new SCCs for transferring personal data from the UK. When those UK-specific SCCs are finalized, we will be required to execute those SCCs with our customers in the UK.

Our transition from relying on the EU-U.S. Privacy Shield to adopting, implementing and complying with the new SCCs may slow down our contracting process and increase our legal and compliance costs (including an increase in exposure to substantial fines under EEA data protection laws as well as injunctions against processing or transferring personal data from the EEA), which could adversely affect our cash flows and financial condition. SCCs with additional safeguards and obligations put in place by EEA data protection authorities or customers may impose new restrictions on our business and could affect our operations in the EEA.

In September 2020, the Swiss Federal Data Protection and Information Commissioner, or FDPIC, determined that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of data protection for data transfers from Switzerland to the U.S. While the FDPIC does not have the authority to invalidate the Swiss-U.S. Privacy Shield, the FDPIC’s announcement casts serious doubt on the viability of the Swiss-U.S. Privacy Shield as a valid mechanism for Swiss-U.S. data transfers. As a result of the FDPIC decision, we will need to transition any data transfers covered under the Swiss-U.S. Privacy Shield to be covered under SCCs, and the FDPIC will likely require us to adopt the new SCCs.

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

Furthermore, Brazil’s comprehensive privacy law, the General Data Protection Law, or LGPD, took effect on September 18, 2020 and federal regulatory enforcement began on August 1, 2021. However, private and state-level enforcement of the law began in September 2020. The LGPD creates a new legal framework for the use, processing and storage of Brazilians’ personal data, and it adds significant privacy and security obligations for companies processing personal data in Brazil. The LGPD may limit our and our service providers’ ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with our service provider partners and suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. In addition, the LGPD may subject us to regulatory fines by the Brazilian Data Protection Authority and increased commercial liabilities.

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

The incurrence or issuance of debt may impact our financial position and subject us to additional financial and operating restrictions.

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

As of June 30, 2021, we had $207.6 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 4% and 2% of our total revenue for the six months ended June 30, 2021 and 2020, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. Since 2019, the U.S. government has implemented significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain Alarm.com products manufactured overseas to additional import duties of up to 25%. The amount of the import tariff and the number of products subject to tariffs have changed numerous times based on action by the U.S. government. We are addressing the risks related to these imposed and announced tariffs, which have affected, or have the potential to affect, at least some of our imports from China.

Between one-fifth to one-half of the hardware products that we sell to our customers are imported from China and could be subject to increased tariffs. Other Alarm.com hardware products that are not manufactured in China may contain subcomponents made in China that could also be subject to increased tariffs. While the additional import duties have resulted in an increase to our cost of hardware revenue, these import duties had a modest impact on hardware revenue margins. If tariffs, trade restrictions, or trade barriers are expanded or interpreted by a court or governmental agency to apply to more of our products, then our exposure to future taxes and duties on such imported products and components could be significant and could have a material effect on our financial results. If our products are deemed to be subject to additional duties and taxes as determined by a court or governmental agency, we may suffer additional hardware revenue margin erosion or be required to raise our prices on certain imported products. There can be no assurance that we will not experience a disruption in our business or harm to our financial condition related to these or other changes in trade practices, and any changes to our operations or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming, and costly. Furthermore, our business may be adversely affected by retaliatory trade measures taken by China and other countries, which could materially harm our business, financial condition and results of operations. Trade barriers, or the perception that any of them could be imposed, may have a negative effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

On June 17, 2021, the U.S. Federal Communications Commission, or the FCC, adopted a proposed rule that would effectively ban in the United States all communications equipment provided by entities identified on a “Covered List” that it maintains pursuant to the Secure and Trusted Communications Networks Act of 2019. The Covered List currently consists of video surveillance and telecommunications equipment produced by five Chinese electronics companies, including one of our suppliers. Although the proposed rule does not include language regarding retroactive application of the proposed ban, the FCC has asked for comment on whether and under what circumstances it should revoke existing authorizations of communications equipment from companies on the Covered List. If the final rule issued by the FCC restricts our ability to sell any of our existing inventory of products on the Covered List or applies retroactively to products already sold, this would likely adversely affect our business, financial condition, cash flows and results of operations.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies are highly complex and involve many assumptions, estimates and judgments. A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. GAAP rules are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. See Note 2 to our condensed consolidated financial statements for new accounting pronouncements. Implementation of new accounting standards could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

In addition, on November 11, 2019, EcoFactor filed a lawsuit against us in the U.S. District Court, District of Massachusetts, alleging that our smart thermostats infringe three U.S. patents owned by EcoFactor, seeking permanent injunctions, enhanced damages and attorneys' fees. On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on each of these matters. Should EcoFactor prevail in either of its district court lawsuits we could be required to pay damages in the amount of EcoFactor’s lost profits and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to EcoFactor’s claims, any of these outcomes could result in a material adverse effect on our business.

On July 22, 2021, Causam filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam is seeking preliminary and permanent injunctions, enhanced damages and attorneys’ fees. On July 28, 2021, Causam filed a complaint with the ITC alleging infringement of the same four patents. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. See the section of this Quarterly Report titled "Legal Proceedings" for additional information on each of these matters. Should Causam prevail in an ITC investigation, Alarm.com thermostats manufactured abroad could be excluded from importation into the United States. Should Causam prevail in its district court lawsuit we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Causam’s claims, the outcome of these legal claims cannot be predicted with certainty, and any of these outcomes could result in an adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2021.

(c) Issuer Purchases of Equity Securities

No shares were repurchased under our stock repurchase program during the three months ended June 30, 2021. The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to April 30, 2021	—	$—	—	$100,000,000
May 1 to May 31, 2021	—	—	—	100,000,000
June 1 to June 30, 2021	—	—	—	100,000,000
Total	—	$—	—
_______________
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

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
_______________

(1) Previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on June 10, 2021, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on June 10, 2021, and incorporated herein by reference.

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

Alarm.com Holdings, Inc.

Date:	August 5, 2021	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)