Form 10-Q
period 2021-09-30
Alarm.com Holdings, Inc.
filed 2021-11-04
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 28, 2021, there were 50,060,440 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
SaaS and license revenue	$118,059	$100,126	$338,628	$287,780
Hardware and other revenue	74,265	58,725	215,051	164,647
Total revenue	192,324	158,851	553,679	452,427
Cost of revenue(1):
Cost of SaaS and license revenue	17,425	14,344	49,782	39,673
Cost of hardware and other revenue	62,959	46,839	173,731	128,495
Total cost of revenue	80,384	61,183	223,513	168,168
Operating expenses:
Sales and marketing	22,557	18,410	62,085	52,405
General and administrative	18,689	17,410	64,839	55,634
Research and development	44,143	36,914	130,101	113,280
Amortization and depreciation	7,467	6,878	22,329	20,023
Total operating expenses	92,856	79,612	279,354	241,342
Operating income	19,084	18,056	50,812	42,917
Interest expense	(4,196)	(556)	(11,718)	(2,069)
Interest income	140	118	446	734
Other income / (expense), net	53	24,753	(70)	24,910
Income before income taxes	15,081	42,371	39,470	66,492
Provision for / (benefit from) income taxes	1,787	6,546	(2,864)	5,471
Net income	13,294	35,825	42,334	61,021
Net loss attributable to redeemable noncontrolling interest	244	259	779	865
Net income attributable to common stockholders	$13,538	$36,084	$43,113	$61,886

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.27	$0.74	$0.87	$1.27
Diluted	$0.26	$0.71	$0.83	$1.22
Weighted average common shares outstanding:
Basic	49,954,565	49,007,343	49,776,578	48,842,333
Diluted	51,836,239	50,979,679	51,879,061	50,673,752
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$700,307	$253,459
Accounts receivable, net of allowance for credit losses of $3,158 and $4,696, respectively, and net of allowance for product returns of $1,025 and $1,480, respectively	90,624	83,326
Inventory	56,526	44,281
Other current assets, net of allowance for credit losses of $3 and $17, respectively	23,310	16,348
Total current assets	870,767	397,414
Property and equipment, net	42,412	44,796
Intangible assets, net	90,476	103,259
Goodwill	112,901	112,838
Deferred tax assets	11,430	21,692
Operating lease right-of-use assets	29,911	33,455
Other assets, net of allowance for credit losses of $76 and $72, respectively	23,857	18,233
Total assets	$1,181,754	$731,687
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$62,966	$53,927
Accrued compensation	21,442	22,307
Deferred revenue	7,037	4,037
Operating lease liabilities	10,242	9,973
Total current liabilities	101,687	90,244
Deferred revenue	9,040	8,492
Convertible senior notes, net	421,112	—
Long-term debt	—	110,000
Operating lease liabilities	32,322	37,697
Other liabilities	8,530	6,811
Total liabilities	572,691	253,244
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	11,889	10,691
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 50,174,272 and 49,630,773 shares issued; and 50,027,119 and 49,483,620 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	501	496
Additional paid-in capital	492,135	405,831
Treasury stock, at cost; 147,153 shares as of September 30, 2021 and December 31, 2020	(5,149)	(5,149)
Retained earnings	109,687	66,574
Total stockholders’ equity	597,174	467,752
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,181,754	$731,687

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2021	2020
Net income	$42,334	$61,021
Adjustments to reconcile net income to net cash from operating activities:
Recovery of credit losses on accounts receivable	(238)	(237)
Reserve for product returns	1,628	1,491
Recovery of credit losses on notes receivable	(10)	(368)
Provision for excess and obsolete inventory	374	1,178
Amortization on patents and tooling	947	604
Amortization and depreciation	22,329	20,023
Amortization of debt discount and debt issuance costs	11,590	81
Amortization of operating leases	7,173	6,562
Deferred income taxes	(5,918)	(1,480)
Change in fair value of contingent liability	—	(2,593)
Stock-based compensation	27,362	20,901
Acquired in-process research and development	—	3,297
Gain on sale of investment	—	(24,737)
Loss on early extinguishment of debt	185	—
Changes in operating assets and liabilities:
Accounts receivable	(8,689)	(7,131)
Inventory	(12,619)	(7,209)
Other current and non-current assets	(8,368)	(5,549)
Accounts payable, accrued expenses and other current liabilities	10,672	5,897
Deferred revenue	3,548	2,374
Operating lease liabilities	(8,745)	(7,427)
Other liabilities	(361)	(28)
Cash flows from operating activities	83,194	66,670
Cash flows (used in) / from investing activities:
Additions to property and equipment	(8,939)	(10,677)
Purchases of in-process research and development	—	(3,297)
Issuances of notes receivable	—	(600)
Receipt of payments on notes receivable	42	2,023
Purchase of investment in unconsolidated entity	(5,000)	—
Proceeds from sale of investment	—	25,687
Purchases of patents and patent licenses	—	(900)
Cash flows (used in) / from investing activities	(13,897)	12,236
Cash flows from financing activities:
Proceeds from credit facility	—	50,000
Repayments of credit facility	(110,000)	(2,000)
Proceeds from issuance of convertible senior notes	500,000	—
Payments of debt issuance costs	(15,698)	—
Payments of deferred consideration for business acquisitions	(1,160)	(819)
Purchases of treasury stock	—	(5,149)
Issuances of common stock from equity-based plans	4,409	6,609
Cash flows from financing activities	377,551	48,641
Net increase in cash and cash equivalents	446,848	127,547
Cash and cash equivalents at beginning of the period	253,459	119,629
Cash and cash equivalents at end of the period	$700,307	$247,176

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest					Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
		Preferred Stock		Common Stock			Treasury Stock
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	$10,691	—	$—	49,631	$496	$405,831	147	$(5,149)	$66,574	$467,752
Common stock issued in connection with equity-based plans	—	—	—	173	2	1,987	—	—	—	1,989
Stock-based compensation expense	—	—	—	—	—	7,888	—	—	—	7,888
Equity component of convertible senior notes, net	—	—	—	—	—	56,515	—	—	—	56,515
Accretion adjustments of redeemable noncontrolling interest to redemption value	473	—	—	—	—	(473)	—	—	—	(473)
Net income / (loss) attributable to common stockholders	(280)	—	—	—	—	—	—	—	14,830	14,830
Balance as of March 31, 2021	10,884	—	—	49,804	498	471,748	147	(5,149)	81,404	548,501
Common stock issued in connection with equity-based plans	—	—	—	237	2	876	—	—	—	878
Stock-based compensation expense	—	—	—	—	—	10,056	—	—	—	10,056
Accretion adjustments of redeemable noncontrolling interest to redemption value	743	—	—	—	—	(743)	—	—	—	(743)
Net income / (loss) attributable to common stockholders	(255)	—	—	—	—	—	—	—	14,745	14,745
Balance as of June 30, 2021	11,372	—	—	50,041	500	481,937	147	(5,149)	96,149	573,437
Common stock issued in connection with equity-based plans	—	—	—	133	1	1,541	—	—	—	1,542
Stock-based compensation expense	—	—	—	—	—	9,418	—	—	—	9,418
Accretion adjustments of redeemable noncontrolling interest to redemption value	761	—	—	—	—	(761)	—	—	—	(761)
Net income / (loss) attributable to common stockholders	(244)	—	—	—	—	—	—	—	13,538	13,538
Balance as of September 30, 2021	$11,889	—	$—	50,174	$501	$492,135	147	$(5,149)	$109,687	$597,174

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity — (Continued)
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		(Accumulated Deficit) / Retained Earnings	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	$11,210	—	$—	48,701	$487	$365,627	—	$—	$(10,463)	$355,651
Adoption of accounting standard on credit losses	—	—	—	—	—	—	—	—	(816)	(816)
Common stock issued in connection with equity-based plans	—	—	—	107	1	1,364	—	—	—	1,365
Purchases of treasury stock	—	—	—	—	—	—	147	(5,149)	—	(5,149)
Stock-based compensation expense	—	—	—	—	—	6,358	—	—	—	6,358
Net income / (loss) attributable to common stockholders	(236)	—	—	—	—	—	—	—	8,807	8,807
Balance as of March 31, 2020	10,974	—	—	48,808	488	373,349	147	(5,149)	(2,472)	366,216
Common stock issued in connection with equity-based plans	—	—	—	263	3	3,056	—	—	—	3,059
Stock-based compensation expense	—	—	—	—	—	7,095	—	—	—	7,095
Accretion adjustments of redeemable noncontrolling interest to redemption value	112	—	—	—	—	(112)	—	—	—	(112)
Net income / (loss) attributable to common stockholders	(370)	—	—	—	—	—	—	—	16,995	16,995
Balance as of June 30, 2020	10,716	—	—	49,071	491	383,388	147	(5,149)	14,523	393,253
Common stock issued in connection with equity-based plans	—	—	—	185	2	2,183	—	—	—	2,185
Stock-based compensation expense	—	—	—	—	—	7,448	—	—	—	7,448
Accretion adjustments of redeemable noncontrolling interest to redemption value	254	—	—	—	—	(254)	—	—	—	(254)
Net income / (loss) attributable to common stockholders	(259)	—	—	—	—	—	—	—	36,084	36,084
Balance as of September 30, 2020	$10,711	—	$—	49,256	$493	$392,765	147	$(5,149)	$50,607	$438,716

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2021, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic. Prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

Comprehensive Income

Our comprehensive income for the three and nine months ended September 30, 2021 and 2020 was equal to our net income disclosed in the condensed consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and nine months ended September 30, 2021 from those disclosed in our Annual Report.

Convertible Senior Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes in a private placement to qualified institutional buyers due January 15, 2026. In accounting for the issuance of our convertible senior notes, we separate the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference between the aggregate principal amount and the liability component represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the notes, we allocate the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the condensed consolidated balance sheets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of September 30, 2021.

Recent Accounting Pronouncements

Adopted

On December 18, 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The update also simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. On January 1, 2021, we adopted Topic 740. This pronouncement did not have a material impact on our condensed consolidated financial statements or disclosures.

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

On August 5, 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance eliminates two of the three models in Subtopic 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The amendment in this update is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance allows for either full retrospective adoption or modified retrospective adoption. While we are still in the process of determining the impact of this guidance when we adopt the pronouncement on January 1, 2022, we anticipate that the new guidance will have a material impact on our consolidated financial statements and disclosures. We currently expect to record a material reclassification from equity to debt, as well as a reduction in interest expense upon adoption, due to eliminating the amortization of the debt discount. Additionally, this guidance is expected to increase our diluted weighted average common shares outstanding and impact our earnings per share upon adoption.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
On October 28, 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. We are currently assessing the impact this pronouncement may have on our consolidated financial statements.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended September 30, 2021 and 2020, our reserve against revenue for hardware returns was approximately 1%. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $6.3 million and $7.0 million as of September 30, 2021 and December 31, 2020, respectively, which combines current and long-term balances.

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

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the three and nine months ended September 30, 2021 and 2020.

The changes in our contract assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning of period balance	$4,771	$4,718	$4,306	$4,578
Commission costs and upfront payments to a customer capitalized in period	540	607	2,697	2,429
Amortization of contract assets	(899)	(1,046)	(2,591)	(2,728)
End of period balance	$4,412	$4,279	$4,412	$4,279

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning of period balance	$15,019	$11,537	$12,529	$10,498
Revenue deferred in period	3,682	3,425	11,131	9,118
Revenue recognized from amounts included in contract liabilities	(2,624)	(2,090)	(7,583)	(6,744)
End of period balance	$16,077	$12,872	$16,077	$12,872

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$94,807	$89,502
Allowance for credit losses	(3,158)	(4,696)
Allowance for product returns	(1,025)	(1,480)
Accounts receivable, net	$90,624	$83,326

For the three and nine months ended September 30, 2021, we recorded a reduction to the provision for credit losses of $0.4 million and $0.2 million on our accounts receivable, respectively. For the three and nine months ended September 30, 2020, we recorded a reduction to the provision for credit losses of $1.2 million and $0.2 million on our accounts receivable, respectively.

For the three and nine months ended September 30, 2021, we recorded a reserve for product returns of $0.5 million and $1.6 million, respectively, as compared to $0.5 million and $1.5 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and nine months ended September 30, 2021, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. There were no significant changes in the amount of accounts receivable write-offs during the three and nine months ended September 30, 2021, as compared to historical periods other than a partial write-off of $0.7 million related to one of our distribution partners' outstanding balance during the nine months ended September 30, 2021, upon the distributor being acquired by a third party.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three and nine months ended September 30, 2021, we recorded a reduction of credit loss expense for accounts receivable and notes receivable of $0.4 million, in general and administrative expense in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, we recorded a reduction of credit loss expense of $1.2 million and $0.7 million in general and administrative expense, respectively, in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(3,443)	$(131)	$(3,550)	$(238)	$(4,442)	$(254)	$(2,500)	$(84)
Impact of adopting Topic 326	—	—	—	—	—	—	(212)	(155)
Recovery of / (provision for) expected credit losses	415	(27)	1,146	56	268	(30)	195	42
Write-offs	25	3	170	16	1,171	129	283	31
End of period balance	$(3,003)	$(155)	$(2,234)	$(166)	$(3,003)	$(155)	$(2,234)	$(166)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$11,127	$9,475
Finished goods	45,399	34,806
Total inventory	$56,526	$44,281

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

In consideration for the purchase of the IPR&D, we paid $1.2 million in cash on March 12, 2020 and the remaining $0.3 million in September 2021. The $1.5 million consideration related to IPR&D was expensed at the time of the asset acquisition and was included in research and development expense in our condensed consolidated statements of operations during the nine months ended September 30, 2020, as the IPR&D had no alternative future use.

On March 31, 2020, Alarm.com Incorporated acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of IPR&D. We believe the acquisition of the IPR&D will continue to further our commitment to make significant investments in innovative research and development in the intelligently connected property market to broaden our suite of solutions.

In consideration for the purchase of the IPR&D, we paid $2.1 million in cash on March 31, 2020, $0.1 million in December 2019 and the remaining $0.7 million in April 2021. The $2.9 million consideration related to IPR&D was expensed at the time of the asset acquisition and was included in research and development expense in our condensed consolidated statements of operations during the nine months ended September 30, 2020, as the IPR&D had no alternative future use.

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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2021	$112,838	$—	$112,838
Goodwill acquired	—	—	—
Measurement period adjustment	63	—	63
Balance as of September 30, 2021	$112,901	$—	$112,901

There were no impairments of goodwill during the three and nine months ended September 30, 2021 and 2020.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2021	$72,670	$28,223	$2,366	$103,259
Amortization	(9,869)	(2,507)	(407)	(12,783)
Balance as of September 30, 2021	$62,801	$25,716	$1,959	$90,476

We recorded $4.3 million and $12.8 million of amortization related to our intangible assets for the three and nine months ended September 30, 2021, respectively, as compared to $4.0 million and $12.1 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and nine months ended September 30, 2021 and 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(63,292)	$62,801	8.2
Developed technology	44,064	(18,348)	25,716	6.6
Trade name	3,815	(1,856)	1,959	3.3
Other	234	(234)	—	0.0
Total intangible assets	$174,206	$(83,730)	$90,476

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(53,423)	$72,670	8.8
Developed technology	44,064	(15,841)	28,223	7.3
Trade name	3,815	(1,449)	2,366	4.0
Other	234	(234)	—	0.0
Total intangible assets	$174,206	$(70,947)	$103,259

Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.4 million and $2.9 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, $0.7 million of patent costs were included in other current assets and $1.7 million and $2.2 million of patent costs were included in other assets, respectively. We have $7.0 million of historical cost in purchased patents and patent licenses as of September 30, 2021. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to eighteen years. Patent cost amortization of $0.1 million and $0.3 million was included in cost of SaaS and license revenue in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively. Patent cost amortization of $0.1 million and $0.2 million was included in amortization and depreciation in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively.

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

The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on September 9, 2025 and interest on the outstanding principal balance accrues at a rate of 9.0% per annum and is payable in kind. As of September 30, 2021 and December 31, 2020, $4.5 million and $4.2 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheets, respectively.

For the three and nine months ended September 30, 2021, we recognized $0.8 million and $2.4 million of revenue from the distribution partners associated with these loans, respectively, as compared to $0.5 million and $1.8 million for the same periods in the prior year.

Loans to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of each of September 30, 2021 and December 31, 2020, $1.2 million of principal was outstanding from the service provider partner under the loan agreement.

For each of the three and nine months ended September 30, 2021, we recognized $0.1 million of revenue from the service provider partner associated with this loan, as compared to less than $0.1 million and $0.1 million for the same periods in the prior year.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of September 30, 2021 and December 31, 2020, our investment in the hardware supplier was $5.6 million.

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

As of September 30, 2021 and December 31, 2020, our investment in the technology partner was $5.7 million and $0.7 million, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Investment in a Platform Partner

On July 31, 2020, a platform partner, in which we held 3,548,820 shares of common stock of the platform partner, was acquired by an unrelated third party. As a result of the sale, we received proceeds of $25.7 million in exchange for our shares of the platform partner's common stock and we recorded a gain of $24.7 million within other income, net, in our condensed consolidated statements of operations during the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, our investment in the platform partner was zero.

Allowance for Credit Losses - Notes Receivable

We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments for our notes receivable during the three and nine months ended September 30, 2021, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of each of September 30, 2021 and December 31, 2020 was less than $0.1 million, and is reflected in other current assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three and nine months ended September 30, 2021 and 2020.

There were no purchases or sales of financial assets during the three and nine months ended September 30, 2021 and 2020. There were no significant changes in the amount of note receivable write-offs during the three and nine months ended September 30, 2021, as compared to historical periods.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(74)	$(4)	$(46)	$(37)	$(73)	$(16)	$—	$(16)
Impact of adopting Topic 326	—	—	—	—	—	—	(434)	(15)
(Provision for) / recovery of expected credit losses	(3)	2	(20)	6	(4)	14	368	—
Write-offs	—	—	1	—	—	—	1	—
End of period balance	$(77)	$(2)	$(65)	$(31)	$(77)	$(2)	$(65)	$(31)

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	September 30, 2021
Loan Receivables:	2021	2020	2019	2018	2017	Prior	Total
Current	$—	$1,165	$10	$—	$4,499	$—	$5,674
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$1,165	$10	$—	$4,499	$—	$5,674

Hardware Financing Receivables:
Current	$—	$—	$24	$—	$—	$—	$24
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	23	—	—	—	23
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$—	$47	$—	$—	$—	$47

	December 31, 2020
Loan Receivables:	2020	2019	2018	2017	2016	Prior	Total
Current	$1,200	$17	$—	$4,207	$—	$—	$5,424
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$1,200	$17	$—	$4,207	$—	$—	$5,424

Hardware Financing Receivables:
Current	$—	$67	$49	$—	$—	$—	$116
30-59 days past due	—	—	—	2	—	—	2
60-89 days past due	—	57	27	—	—	—	84
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	9	—	—	9
Total	$—	$124	$76	$11	$—	$—	$211

The amortized cost of notes receivables placed on nonaccrual status is as follows (in thousands):

	September 30, 2021	December 31, 2020
Loan receivables	$—	$—
Hardware financing receivables	—	9
Total	$—	$9

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
During the three and nine months ended September 30, 2021 and 2020, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of September 30, 2021 and December 31, 2020, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of September 30, 2021 and December 31, 2020, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of September 30, 2021 and December 31, 2020, $14.4 million and $8.4 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses and for long lead-time parts related to our inventory.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis as of
	September 30, 2021
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$671,598	$—	$—	$671,598
Total	$671,598	$—	$—	$671,598

	Fair Value Measurements on a Recurring Basis as of
	December 31, 2020
Fair value measurements in:	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$221,407	$—	$—	$221,407
Total	$221,407	$—	$—	$221,407

The following table summarizes the change in fair value of the Level 3 liabilities for contingent consideration liabilities from acquisitions with significant unobservable inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning of period balance	$—	$306	$—	$2,595
Changes in fair value included in earnings	—	(304)	—	(2,593)
End of period balance	$—	$2	$—	$2

The money market accounts are included in our cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of September 30, 2021.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2021 and 2020. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and nine months ended September 30, 2021 and 2020.

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

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$2,478	$2,329	$7,173	$6,562
Cash paid for amounts included in the measurement of operating lease liabilities	3,068	2,699	8,745	7,427
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	1,431	1,998	2,446	8,645

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term — operating leases	4.3 years	4.9 years
Weighted-average discount rate — operating leases	3.6%	3.6%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2021	$3,064
2022	11,229
2023	10,512
2024	8,906
2025	7,535
2026 and thereafter	4,769
Total lease payments	46,015
Less: imputed interest(2)	3,451
Present value of lease liabilities	$42,564
_______________
(1)Operating lease payments exclude $2.4 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $1.0 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of September 30, 2021 or December 31, 2020. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and nine months ended September 30, 2021 and 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable	$40,519	$38,163
Accrued expenses	17,819	11,449
Other current liabilities	4,628	4,315
Accounts payable, accrued expenses and other current liabilities	$62,966	$53,927

The components of other liabilities are as follows (in thousands):

	September 30, 2021	December 31, 2020
Holdback liability from acquisitions	$1,500	$1,500
Other liabilities	7,030	5,311
Other liabilities	$8,530	$6,811

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

As of September 30, 2021, the fair value of our 2026 Notes was $450.0 million. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $78.19 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of September 30, 2021.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal	$500,000	$—
Unamortized debt discount	(67,172)	—
Unamortized debt issuance costs	(11,716)	—
Net carrying amount	$421,112	$—

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The net carrying amount of the equity component of the 2026 Notes is as follows (in thousands):

	September 30, 2021	December 31, 2020
Debt discount for conversion option	$77,199	$—
Debt issuance costs	(2,424)	—
Net carrying amount	$74,775	$—

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of debt discount	$3,622	$—	$10,026	$—
Amortization of debt issuance costs	569	—	1,558	—
Total interest expense	$4,191	$—	$11,584	$—

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

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes. The 2017 Facility was terminated on January 20, 2021 and we recognized an extinguishment loss of $0.2 million in other income / (expense), net in our condensed consolidated statements of operations during the nine months ended September 30, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. For the nine months ended September 30, 2020, the effective interest rate on the 2017 Facility was 2.92%.

The carrying value of the 2017 Facility was zero and $110.0 million as of September 30, 2021 and December 31, 2020, respectively. The 2017 Facility included a variable interest rate that approximated market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2020.

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

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017. Discovery closed on October 29, 2021. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Nine claims asserted in the litigation were found unpatentable in the PTO rejections. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The PTAB issued decisions affirming the rejections on February 28, 2020 and May 4, 2020. Vivint appealed these decisions to the Federal Circuit on July 1, 2020 and April 26, 2021. On September 29, 2021, the Federal Circuit issued a decision as to one of the reexaminations finding that the PTO erred in granting reexamination and ordered the reexamination dismissed. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. On April 13, 2021, the Federal Circuit affirmed the PTAB decisions. On February 12, 2021, we filed an action in U.S. District Court, Eastern District of Virginia challenging the refusal by the PTO to proceed with additional reexaminations of the remaining patent claims asserted in the lawsuit. The U.S. District Court, Eastern District of Virginia granted the PTO’s motion to dismiss the case for lack of jurisdiction on June 22, 2021. We appealed the dismissal to the Federal Circuit on June 24, 2021.

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

On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated and Alarm.com Holdings, Inc., among others, as proposed respondents. The complaint alleges that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent limited exclusion order and permanent cease and desist order. On November 22, 2019, the ITC instituted an investigation into

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
EcoFactor’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc. and others as respondents. We answered the complaint on December 19, 2019. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing was held in November 2020. On April 20, 2021, the administrative law judge presiding over the investigation issued a final initial determination finding in favor of Alarm.com. On July 20, 2021, the ITC commissioners issued a decision affirming the ruling in favor of Alarm.com and terminated the investigation. EcoFactor appealed the ITC decision to the Federal Circuit on September 20, 2021.

On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On December 26, 2019, the court issued an order staying the lawsuit until the ITC investigation described above is finally resolved.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On March 9, 2021, the PTO ordered ex parte reexamination of one of the patents asserted in the lawsuit, at Alarm.com’s request. On May 10, 2021, the PTAB instituted inter partes review of the same patent and subsequently stayed the ex parte reexamination pending the conclusion of its review. On September 28, 2021, the court issued an order staying the lawsuit in light of EcoFactor’s appeal of the ITC decision and pending lawsuits that EcoFactor brought against other defendants that are scheduled for trial in January 2022. A joint status report regarding the progress of the related cases is due by March 28, 2022.

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

On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam is seeking preliminary and permanent injunctions, enhanced damages and attorneys’ fees. We have not yet responded to the complaint. On September 3, 2021, the court issued an order staying the lawsuit until the ITC investigation described below is finally resolved.

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. The administrative law judge presiding over the hearing has scheduled an evidentiary hearing in the investigation to begin on June 29, 2022. The target date for completion of the investigation is March 16, 2023.

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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more of six patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed an amended complaint on March 24, 2021. ADT answered the amended complaint on April 30, 2021 and asserted defenses based on non-infringement and invalidity of all the patents in question, and inequitable conduct as to one of the patents. On June 25, 2021, ADT filed a motion for judgment on the pleadings seeking judgment in its favor as to five of the six asserted patents on the grounds that the claimed inventions are directed to

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
ineligible subject matter. The motion has been fully briefed and is pending decision. On August 6, 2021, the parties to the case stipulated to the dismissal of Vivint’s claims as to one of the six patents, leaving five in the case.

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

Note 13. Stockholders' Equity

Stock Repurchase Program

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period that ended on November 29, 2020. During the three months ended March 31, 2020, we repurchased 147,153 shares of our common stock under this program for $5.1 million, which includes applicable commissions and fees. No shares were repurchased under this program during the three months ended September 30, 2020.

On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. No shares of our common stock were repurchased under this program during the three and nine months ended September 30, 2021. Additionally, no shares of our common stock were repurchased under this program from December 3, 2020 to December 31, 2020.

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales and marketing	$1,189	$734	$3,232	$2,263
General and administrative	1,974	2,154	7,217	6,033
Research and development	6,255	4,560	16,913	12,605
Total stock-based compensation expense	$9,418	$7,448	$27,362	$20,901

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and assumed options	$1,042	$879	$2,818	$2,695
Restricted stock units	8,331	6,531	24,404	18,089
Employee stock purchase plan	45	38	140	117
Total stock-based compensation expense	$9,418	$7,448	$27,362	$20,901
Tax windfall benefit from stock-based awards	$1,100	$1,658	$6,780	$3,846

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

We granted an aggregate of 7,500 and 141,200 stock options pursuant to our 2015 Equity Incentive Plan, or the 2015 Plan, during the three and nine months ended September 30, 2021, as compared to an aggregate of 2,000 and 143,650 stock options for the same periods in the prior year. There were 74,932 and 211,190 stock options exercised during the three and nine months ended September 30, 2021, respectively, as compared to 139,225 and 397,416 stock options for the same periods in the prior year. We granted an aggregate of 173,005 and 728,415 restricted stock units during the three and nine months ended September 30, 2021, respectively, as compared to an aggregate of 169,699 and 488,771 restricted stock units for the same periods in the prior year. There were no performance-based restricted stock units granted during the three months ended September 30, 2021. The restricted stock units granted during the nine months ended September 30, 2021 included 120,314 of performance-based stock awards, as compared to 66,000 for the three and nine months ended September 30, 2020. There were 49,263 and 312,186 restricted stock units that vested during the three and nine months ended September 30, 2021, respectively, as compared to 34,136 and 121,259 restricted stock units vested during the same periods in the prior year. There were no performance-based restricted stock units that vested during the three months ended September 30, 2021 and there were 20,000 performance-based restricted stock units that vested during the nine months ended September 30, 2021. There were no performance-based restricted stock units that vested during the three and nine months ended September 30, 2020.

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$13,294	$35,825	$42,334	$61,021
Net loss attributable to redeemable noncontrolling interest	244	259	779	865
Net income attributable to common stockholders (A)	$13,538	$36,084	$43,113	$61,886
Weighted average common shares outstanding — basic (B)	49,954,565	49,007,343	49,776,578	48,842,333
Dilutive effect of stock options and restricted stock units	1,881,674	1,972,336	2,102,483	1,831,419
Weighted average common shares outstanding — diluted (C)	51,836,239	50,979,679	51,879,061	50,673,752
Net income per share:
Basic (A/B)	$0.27	$0.74	$0.87	$1.27
Diluted (A/C)	$0.26	$0.71	$0.83	$1.22

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	141,200	136,434	141,200	282,595
Restricted stock units	11,630	27,199	71,258	149,699

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Since we expect to settle the principal amount on our outstanding 2026 Notes in cash and any excess in cash or shares of our common stock, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $147.19 per share for the 2026 Notes. Based on the initial conversion price and the average market price of our common stock for the three and nine months ended September 30, 2021, there was no dilutive effect of the 2026 Notes on our earnings per share during the three and nine months ended September 30, 2021.

Note 16. Significant Service Providers

During the three and nine months ended September 30, 2021, our 10 largest revenue service provider partners accounted for 48% and 49% of our consolidated revenue, respectively, as compared to 50% and 49% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and nine months ended September 30, 2021 and 2020.

No service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of September 30, 2021. Two service provider partners in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2020.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and nine months ended September 30, 2021, we recorded a provision for income taxes of $1.8 million and a benefit from income taxes of $2.9 million, respectively, resulting in an effective income tax rate of 11.8% and (7.3)% for those periods. For the three and nine months ended September 30, 2020, we recorded a provision for income taxes of $6.5 million and $5.5 million, respectively, resulting in an effective income tax rate of 15.4% and 8.2% for those periods. Our effective tax rates were below the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of September 30, 2021 and December 31, 2020. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards, which remained at $1.3 million as of September 30, 2021 and December 31, 2020.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits of $2.1 million primarily for research and development tax credits claimed during the nine months ended September 30, 2021. We recorded an increase to the unrecognized tax benefits of $1.1 million for research and development tax credits claimed during the nine months ended September 30, 2020.

Our tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. On October 13, 2021, the Internal Revenue Service commenced an examination of our federal income tax return for 2018, which is ongoing. The anticipated completion date of the Internal Revenue Service examination cannot be estimated at this time.

As of September 30, 2021 and December 31, 2020, we accrued $0.1 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% and 95% of our revenue, net of intersegment eliminations, for the three and nine months ended September 30, 2021, respectively, as compared to 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended September 30, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$109,170	$8,889	$—	$—	$118,059
Hardware and other revenue	73,310	2,445	(847)	(643)	74,265
Total revenue	182,480	11,334	(847)	(643)	192,324
Operating income / (loss)	19,968	(1,021)	244	(107)	19,084

	Three Months Ended September 30, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$92,834	$7,292	$—	$—	$100,126
Hardware and other revenue	57,726	2,545	(554)	(992)	58,725
Total revenue	150,560	9,837	(554)	(992)	158,851
Operating income / (loss)	18,810	(889)	189	(54)	18,056

	Nine Months Ended September 30, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$315,329	$23,299	$—	$—	$338,628
Hardware and other revenue	212,194	7,368	(2,531)	(1,980)	215,051
Total revenue	527,523	30,667	(2,531)	(1,980)	553,679
Operating income / (loss)	57,130	(6,717)	632	(233)	50,812

	Nine Months Ended September 30, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$269,168	$18,612	$—	$—	$287,780
Hardware and other revenue	159,800	13,030	(2,118)	(6,065)	164,647
Total revenue	428,968	31,642	(2,118)	(6,065)	452,427
Operating income / (loss)	45,427	(2,370)	246	(386)	42,917

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of September 30, 2021	$1,217,403	$28,202	$(63,870)	$19	$1,181,754
Assets as of December 31, 2020	763,925	26,739	(58,983)	6	731,687

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $7.9 million and $24.9 million for the three and nine months ended September 30, 2021, respectively, as compared to $9.5 million and $29.0 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2021 and 2020.

Depreciation and amortization expense was $7.3 million and $22.0 million for the Alarm.com segment for the three and nine months ended September 30, 2021, respectively, as compared to $6.7 million and $19.8 million for the same periods in the prior year. Depreciation and amortization expense was $0.1 million and $0.3 million for the Other segment for the three and nine months ended September 30, 2021, respectively, as compared to $0.1 million and $0.2 million for the same periods in the prior year. Additions to property and equipment were $1.2 million and $7.4 million for the Alarm.com segment for the three and nine

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
months ended September 30, 2021, respectively, as compared to $4.7 million and $11.2 million for the same periods in the prior year. Additions to property and equipment were $0.2 million and $0.3 million for the Other segment for the three and nine months ended September 30, 2021, respectively, as compared to $0.1 million and $1.0 million for the same periods in the prior year.

We derived substantially all revenue from North America for the three and nine months ended September 30, 2021 and 2020. Substantially all of our long-lived assets were in North America as of September 30, 2021 and December 31, 2020.

Note 19. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security service providers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of September 30, 2021 and December 31, 2020, our investment balance in our installation partner was zero. During the three and nine months ended September 30, 2021, we recorded $0.1 million and $0.2 million of cost of hardware and other revenue in connection with this installation partner, respectively, as compared to $0.1 million and $0.3 million for the same periods in the prior year. As of September 30, 2021 and December 31, 2020, the accounts payable balance to our installation partner was less than $0.1 million.

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

Highlights of Third Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 61% of our revenue during each of the three and nine months ended September 30, 2021, respectively, as compared to 63% and 64% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 4% of our revenue during each of the three and nine months ended September 30, 2021, as compared to 6% for the same periods in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Our hardware and other revenue also includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 39% of our revenue during the three and nine months ended September 30, 2021, respectively, as compared to 37% and 36% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 18% to $118.1 million in the three months ended September 30, 2021 from $100.1 million in the three months ended September 30, 2020. SaaS and license revenue increased 18% to $338.6 million in the nine months ended September 30, 2021 from $287.8 million in the nine months ended September 30, 2020. Included in SaaS and license revenue was software license revenue, which decreased to $7.9 million in the three months ended September 30, 2021 from $9.5 million in the three months ended September 30, 2020. Software license revenue decreased to $24.9 million in the nine months ended September 30, 2021 from $29.0 million in the nine months ended September 30, 2020.

•Total revenue increased 21% to $192.3 million in the three months ended September 30, 2021 from $158.9 million in the three months ended September 30, 2020. Total revenue increased 22% to $553.7 million in the nine months ended September 30, 2021 from $452.4 million in the nine months ended September 30, 2020.

•Net income decreased to $13.3 million in the three months ended September 30, 2021, as compared to $35.8 million in the three months ended September 30, 2020. Net income decreased to $42.3 million in the nine months ended September 30, 2021, as compared to $61.0 million in the nine months ended September 30, 2020. Net income attributable to common stockholders decreased to $13.5 million in the three months ended September 30, 2021, as compared to $36.1 million in the three months ended September 30, 2020. Net income attributable to common stockholders decreased to $43.1 million in the nine months ended September 30, 2021, as compared to $61.9 million in the nine months ended September 30, 2020.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $37.6 million in the three months ended September 30, 2021 from $34.5 million in the three months ended September 30, 2020. Adjusted EBITDA increased to $111.2 million in the nine months ended September 30, 2021 from $92.9 million in the nine months ended September 30, 2020.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and nine months ended September 30, 2021 and 2020.

Recent Developments

The COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. We have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2021, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic. Prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SaaS and license revenue	$118,059	$100,126	$338,628	$287,780
Adjusted EBITDA	37,578	34,496	111,190	92,895

	Twelve Months Ended September 30,
	2021	2020
SaaS and license revenue renewal rate	96%	94%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, other income / (expense), net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related (benefit) / expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense, and stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and nine months ended September 30, 2021 and 2020.

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

As a result of the COVID-19 pandemic, governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures, and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. We have seen and anticipate we may continue to see disruption to our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions, reluctance of service providers and property owners to meet even where such restrictions have been lifted and general economic conditions. In addition, the COVID-19 pandemic has resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. As the future impact on global supply chains from COVID-19 is difficult to predict, the full extent to which COVID-19 may negatively affect our hardware revenue is uncertain; however, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of stock options and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,361 employees as of September 30, 2020 to 1,482 employees as of September 30, 2021, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 450 as of September 30, 2020 to 476 as of September 30, 2021 and increased from 456 as of June 30, 2021. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

General and Administrative Expense.  General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, human resources, finance and accounting personnel, including salaries, bonuses, stock-

based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs, including those that are incurred to defend and license our intellectual property, as well as non-personnel costs, such as travel related expenses, rent, subcontracting and professional fees, audit fees, tax services, and insurance expenses. Also included in general and administrative expenses are credit losses and acquisition-related expenses, which consist primarily of legal, accounting and professional service fees directly related to acquisitions and valuation gains or losses on acquisition-related contingent liabilities.

The number of employees in general and administrative functions increased from 161 as of September 30, 2020 to 187 as of September 30, 2021 and increased from 173 as of June 30, 2021. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 750 as of September 30, 2020 to 819 as of September 30, 2021 and increased from 792 as of June 30, 2021. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Expense

Interest expense consists of interest expense associated with our 2026 Notes and our 2017 Facility, which was terminated in January 2021. Interest expense is expected to increase in 2021, as compared to 2020, due to the non-cash interest expense related to the 2026 Notes issued on January 20, 2021.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and our notes receivable.

Other Income / (Expense), Net

Other income / (expense), net primarily consists of gains earned on the sale of our investments and non-operating and miscellaneous expense and income, including the $24.7 million gain on the sale of an investment in one of our platform partners during the three and nine months ended September 30, 2020, and the $0.2 million loss on the early extinguishment of the 2017 Facility during the nine months ended September 30, 2021.

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

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue:
SaaS and license revenue	$118,059	61%	$100,126	63%	$338,628	61%	$287,780	64%
Hardware and other revenue	74,265	39	58,725	37	215,051	39	164,647	36
Total revenue	192,324	100	158,851	100	553,679	100	452,427	100
Cost of revenue(1):
Cost of SaaS and license revenue	17,425	9	14,344	9	49,782	9	39,673	9
Cost of hardware and other revenue	62,959	33	46,839	30	173,731	31	128,495	28
Total cost of revenue	80,384	42	61,183	39	223,513	40	168,168	37
Operating expenses:
Sales and marketing(2)	22,557	12	18,410	12	62,085	11	52,405	12
General and administrative(2)	18,689	9	17,410	11	64,839	12	55,634	12
Research and development(2)	44,143	23	36,914	23	130,101	24	113,280	25
Amortization and depreciation	7,467	4	6,878	4	22,329	4	20,023	5
Total operating expenses	92,856	48	79,612	50	279,354	51	241,342	54
Operating income	19,084	10	18,056	11	50,812	9	42,917	9
Interest expense	(4,196)	(2)	(556)	—	(11,718)	(2)	(2,069)	—
Interest income	140	—	118	—	446	—	734	—
Other income / (expense), net	53	—	24,753	16	(70)	—	24,910	6
Income before income taxes	15,081	8	42,371	27	39,470	7	66,492	15
Provision for / (benefit from) income taxes	1,787	1	6,546	4	(2,864)	(1)	5,471	2
Net income	$13,294	7%	$35,825	23%	$42,334	8%	$61,021	13%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense data:
Sales and marketing	$1,189	$734	$3,232	$2,263
General and administrative	1,974	2,154	7,217	6,033
Research and development	6,255	4,560	16,913	12,605
Total stock-based compensation expense	$9,418	$7,448	$27,362	$20,901

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	14%	15%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	85	80	81	78
Total cost of revenue as a percentage of total revenue	42	39	40	37

Comparison of the Three and Nine Months Ended September 30, 2021 to September 30, 2020

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented.

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Revenue
SaaS and license revenue	$118,059	$100,126	18%	$338,628	$287,780	18%
Hardware and other revenue	74,265	58,725	26	215,051	164,647	31
Total revenue	$192,324	$158,851	21%	$553,679	$452,427	22%

The $33.5 million increase in total revenue for the three months ended September 30, 2021 as compared to the same period in the prior year was primarily the result of a $17.9 million, or 18%, increase in our SaaS and license revenue and a $15.6 million, or 26%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.6 million to $7.9 million during the three months ended September 30, 2021 as compared to $9.5 million during the same period in the prior year, which decreased primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $16.3 million increase in our Alarm.com segment SaaS and license revenue for the three months ended September 30, 2021 as compared to the same period in the prior year was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2020. The $1.6 million increase in SaaS and license revenue for our Other segment for the three months ended September 30, 2021 as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions. The increase in hardware and other revenue for the three months ended September 30, 2021 as compared to the same period in the prior year was from the Alarm.com segment and was due to an increase in the volume of video cameras and video recorders sold as well as the increased revenue from our acquisition of Shooter Detection Systems, LLC, or SDS, on December 14, 2020. Hardware and other revenue, net of intersegment eliminations, for the three months ended September 30, 2021 in our Other segment increased $0.2 million, or 16%, as compared to the same period in the prior year, primarily due to the timing of sales of our HVAC solution.

The $101.3 million increase in total revenue for the nine months ended September 30, 2021 as compared to the same period in the prior year was primarily the result of a $50.9 million, or 18%, increase in our SaaS and license revenue and a $50.4 million, or 31%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $4.1 million to $24.9 million during the nine months ended September 30, 2021, as compared to $29.0 million during the same period in the prior year, which decreased primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The $46.2 million increase in our Alarm.com segment SaaS and license revenue for the nine months ended September 30, 2021 as compared to the same period in the prior year was primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2020. The $4.7 million increase in SaaS and license revenue for our Other segment for the nine months ended September 30, 2021 as compared to the same period in the prior year was due to an increase in sales of our energy management and demand response solutions. The increase in hardware and other revenue for the nine months ended September 30, 2021, as compared to the same period in the prior year was primarily from the Alarm.com segment and was due to an increase in the volume of video cameras and video recorders sold, as well as the increased revenue from our acquisition of SDS on December 14, 2020. Hardware and other revenue, net of intersegment eliminations, for the nine months ended September 30, 2021 in our Other segment decreased $1.6 million, or 23%, as compared to the same period in the prior year, primarily due to a decrease in sales related to our property management solution.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Cost of revenue(1)
Cost of SaaS and license revenue	$17,425	$14,344	21%	$49,782	$39,673	25%
Cost of hardware and other revenue	62,959	46,839	34	173,731	128,495	35
Total cost of revenue	$80,384	$61,183	31%	$223,513	$168,168	33%
% of total revenue	42%	39%		40%	37%
_______________
(1)Excludes amortization and depreciation shown in operating expenses.

The $19.2 million increase in cost of revenue for the three months ended September 30, 2021 as compared to the same period in the prior year was the result of a $16.1 million, or 34%, increase in cost of hardware and other revenue and a $3.1 million, or 21%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.3 million for each of the three months ended September 30, 2021 and 2020. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped and an increase in costs for freight shipments during the three months ended September 30, 2021 as compared to the same period in the prior year. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. Cost of hardware and other revenue as a percentage of hardware and other revenue was 85% for the three months ended September 30, 2021 and 80% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for the three months ended September 30, 2021 and 14% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 4% for the three months ended September 30, 2021 and 3% for the same period in the prior year. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended September 30, 2021 as compared to the same period in the prior year is a reflection of the mix of product sales during the periods as well as the increase in costs for freight shipments and inventory component costs. The increase in cost of SaaS and license revenue as a percentage of SaaS and license revenue for the three months ended September 30, 2021 as compared to the same period in the prior year is a reflection of the mix of sales of services during the periods.

The $55.3 million increase in cost of revenue for the nine months ended September 30, 2021 as compared to the same period in the prior year was the result of a $45.2 million, or 35%, increase in cost of hardware and other revenue and a $10.1 million, or 25%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $1.0 million for each of the nine months ended September 30, 2021 and 2020. The increase in cost of Alarm.com segment hardware and other revenue related primarily to an increase in the number of hardware units shipped and an increase in costs for freight shipments during the nine months ended September 30, 2021 as compared to the same period in the prior year. The increase in cost of Alarm.com segment SaaS and license revenue related primarily to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. Cost of hardware and other revenue as a percentage of hardware and other revenue was 81% for the nine months ended September 30, 2021 and 78% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for the nine months ended September 30, 2021 and 14% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 4% for the nine months ended September 30, 2021 and 3% for the same period in the prior year. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the nine months ended September 30, 2021, as compared to the same period in the prior year, is a reflection of the mix of product sales during the periods as well as the increase in costs for freight shipments and inventory component costs. The increase in cost of SaaS and license revenue as a percentage of SaaS and license revenue for the nine months ended September 30, 2021 as compared to the same period in the prior year is a reflection of the mix of sales of services during the periods.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Sales and marketing	$22,557	$18,410	23%	$62,085	$52,405	18%
% of total revenue	12%	12%		11%	12%

The $4.1 million increase in sales and marketing expense for the three months ended September 30, 2021 as compared to the same period in the prior year was primarily due to a $2.5 million increase in personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, attributable in part to increases in the headcount for our sales team and our service provider partner support team to support our growth. Additionally, the increase in sales and marketing expense for the three months ended September 30, 2021 as compared to the same period in the prior year was due to a $1.1 million increase in marketing conference costs for our Alarm.com segment. Sales and marketing expense from our Other segment increased $0.3 million for the three months ended September 30, 2021 as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team.

The $9.7 million increase in sales and marketing expense for the nine months ended September 30, 2021 as compared to the same period in the prior year was primarily due to a $5.4 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team and our service provider partner support team to support our growth. Additionally, the increase in sales and marketing expense for the nine months ended September 30, 2021 as compared to the same period in the prior year was due to a $0.9 million increase in advertising costs and a $1.1 million increase in marketing conference costs for our Alarm.com segment. Sales and marketing expense from our Other segment increased $1.2 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team. The number of employees in sales and marketing functions increased from 450 as of September 30, 2020 to 476 as of September 30, 2021.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
General and administrative	$18,689	$17,410	7%	$64,839	$55,634	17%
% of total revenue	9%	11%		12%	12%

The $1.3 million increase in general and administrative expense for the three months ended September 30, 2021 as compared to the same period in the prior year was primarily due to a $0.9 million increase in personnel and related costs for our Alarm.com segment due in part to an increase in employee headcount to support our operational growth. The increase in general and administrative expense was also due to $0.9 million decrease in the provision for credit losses for our Alarm.com segment for the three months ended September 30, 2020 as compared to a $0.4 million decrease in the provision for credit losses for our Alarm.com segment for the three months ended September 30, 2021. Additionally, there was a $0.3 million decrease to the contingent consideration liability from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019 within our Alarm.com segment during the three months ended September 30, 2020 which did not occur during the three months ended September 30, 2021. General and administrative expenses from our Other segment decreased by $0.5 million for the three months ended September 30, 2021 as compared to the same period in the prior year, primarily due to a decrease in personnel and related costs.

The $9.2 million increase in general and administrative expense for the nine months ended September 30, 2021 as compared to the same period in the prior year was primarily due to a $4.0 million increase in personnel and related costs for our Alarm.com segment due in part to an increase in employee headcount to support our operational growth as well as a $2.6 million decrease to the contingent consideration liability from our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019 within our Alarm.com segment incurred during the nine months ended September 30, 2020 which did not occur during the nine months ended September 30, 2021. Additionally, the increase in general and administrative expense for the nine months ended September 30, 2021 as compared to the same period in the prior year was due to a $2.4 million increase in legal expenses within our Alarm.com segment resulting from intellectual property litigation. General and administrative expenses from our Other segment decreased $1.0 million for the nine months ended September 30, 2021 as compared to the same period in the prior year, primarily due to a decrease in personnel and related costs. The number of employees in general and administrative functions increased from 161 as of September 30, 2020 to 187 as of September 30, 2021.

Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Research and development	$44,143	$36,914	20%	$130,101	$113,280	15%
% of total revenue	23%	23%		24%	25%

The $7.2 million increase in research and development expense for the three months ended September 30, 2021 as compared to the same period in the prior year was primarily due to a $4.3 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $0.5 million increase in our expenses for external consultants. Research and development expense from our Other segment increased $2.0 million for the three months ended September 30, 2021 as compared to the same period in the prior year, primarily due to a $1.0 million increase in expenses for external consultants and an increase of $0.9 million in personnel and related costs, including salary, benefits and stock-based compensation.

The $16.8 million increase in research and development expense for the nine months ended September 30, 2021 as compared to the same period in the prior year was primarily due to a $14.6 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $1.3 million increase in our expenses for external consultants. These increases were partially offset by $4.4 million of in-

process research and development we acquired during the nine months ended September 30, 2020, which did not occur during the nine months ended September 30, 2021. Research and development expense from our Other segment increased $5.2 million for the nine months ended September 30, 2021 as compared to the same period in the prior year, primarily due to a $2.9 million increase in our personnel and related costs, including salary, benefits and stock-based compensation and a $2.0 million increase in expense for external consultants. The number of employees in research and development functions increased from 750 as of September 30, 2020 to 819 as of September 30, 2021.

Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Amortization and depreciation	$7,467	$6,878	9%	$22,329	$20,023	12%
% of total revenue	4%	4%		4%	5%

Amortization and depreciation increased $0.6 million and $2.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year, primarily due to the intangible assets that were acquired in connection with the purchase of SDS on December 14, 2020.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Interest expense	$(4,196)	$(556)	655%	$(11,718)	$(2,069)	466%
% of total revenue	(2)%	—%		(2)%	—%

Interest expense increased $3.6 million and $9.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year, primarily due to the amortization of the debt discount and debt issuance costs related to the 2026 Notes.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Interest income	$140	$118	19%	$446	$734	(39)%
% of total revenue	—%	—%		—%	—%

Interest income remained relatively consistent for the three months ended September 30, 2021 as compared to the same period in the prior year. Interest income decreased $0.3 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a decrease in interest rates, partially offset by interest income earned on the cash from the proceeds of the 2026 Notes.

Other Income / (Expense), Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Other income / (expense), net	$53	$24,753	(100)%	$(70)	$24,910	(100)%
% of total revenue	—%	16%		—%	6%

Other income, net decreased $24.7 million for the three months ended September 30, 2021 and other income / (expense), net changed by $25.0 million for the nine months ended September 30, 2021, as compared to the same periods in the prior year, primarily due to recording a gain on the sale of an investment in one of our platform partners of $24.7 million within our Alarm.com segment during the three and nine months ended September 30, 2020 which did not occur during the three and nine months ended September 30, 2021.

Provision for / (Benefit from) Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Provision for / (benefit from) income taxes	$1,787	$6,546	(73)%	$(2,864)	$5,471	(152)%
% of total revenue	1%	4%		(1)%	2%

The provision for income taxes decreased by $4.8 million for the three months ended September 30, 2021 and the provision for / (benefit from) income taxes changed by $8.3 million for the nine months ended September 30, 2021, as compared to the same periods in the prior year. Our effective tax rate was 11.8% and (7.3)% for the three and nine months ended September 30, 2021, respectively, as compared to 15.4% and 8.2% for the same periods in the prior year. The change in the provision for / (benefit from) income taxes for the nine months ended September 30, 2021 was primarily due to increased tax windfall benefits from employee stock-based payment transactions during the nine months ended September 30, 2021, as compared to the same period in the prior year. The change in the provision for / (benefit from) income taxes was also due to changes in estimated research and development tax credits and taxable income.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% and 95% of our revenue, net of intersegment eliminations, for the three and nine months ended September 30, 2021, respectively, as compared to 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,257 employees as of September 30, 2020 to 1,353 employees as of September 30, 2021. Our Other segment increased from 104 employees as of September 30, 2020 to 129 employees as of September 30, 2021. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended September 30,
	2021			2020
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$109,170	$73,310	$85,606	$92,834	$57,726	$73,973
Other	8,889	2,445	7,370	7,292	2,545	5,639
Intersegment Alarm.com	—	(847)	(120)	—	(554)	—
Intersegment Other	—	(643)	—	—	(992)	—
Total	$118,059	$74,265	$92,856	$100,126	$58,725	$79,612

	Nine Months Ended September 30,
	2021			2020
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$315,329	$212,194	$257,070	$269,168	$159,800	$224,267
Other	23,299	7,368	22,580	18,612	13,030	17,075
Intersegment Alarm.com	—	(2,531)	(296)	—	(2,118)	—
Intersegment Other	—	(1,980)	—	—	(6,065)	—
Total	$338,628	$215,051	$279,354	$287,780	$164,647	$241,342

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $7.9 million and $24.9 million for the three and nine months ended September 30, 2021, respectively, as compared to $9.5 million and $29.0 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2021 and 2020.

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

Convertible Senior Notes

In accounting for the issuance of our convertible senior notes, we separate the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference between the aggregate principal amount and the liability component represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the condensed consolidated balance sheets.

We did not make any material changes to the underlying assumptions used to separate the notes into liability and equity components for the three and nine months ended September 30, 2021 and we do not expect any material changes in the near term to the underlying assumptions used to calculate the liability and equity components of our convertible senior notes for the three and nine months ended September 30, 2021. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on the liability and equity balances related to the convertible senior notes as well as interest expense.

Recently Issued Accounting Standards

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$700,307	$253,459
Accounts receivable, net	90,624	83,326
Working capital	769,080	307,170

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of September 30, 2021 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of September 30, 2021, we had $700.3 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and, to a lesser extent, through private and public equity and debt financings.

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

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final three months of fiscal year 2021, we expect our capital expenditure requirements to be approximately $1.3 million, primarily related to the continued build out of our leased office space as well as purchases of computer software and equipment. Maturities of lease liabilities for our various office and equipment leases are as follows: $3.1 million for the remainder of 2021, $11.2 million in 2022, $10.5 million in 2023, $8.9 million in 2024, $7.5 million in 2025 and $4.8 million in 2026 and thereafter.

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

Dividends

We did not declare or pay dividends during the three and nine months ended September 30, 2021 and 2020. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period ended November 29, 2020. On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the three months ended March 31, 2020, we repurchased 147,153 shares of our common stock under the program that expired on November 29, 2020 in open market purchases for a total consideration of $5.1 million. No shares were repurchased under this program during the three months ended September 30, 2020. During the three and nine months ended September 30, 2021, we did not repurchase any shares of our common stock under the program that expires on December 3, 2023. Additionally, no shares of our common stock were repurchased under this program from December 3, 2020 to December 31, 2020.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities	$83,194	$66,670
Cash flows (used in) / from investing activities	(13,897)	12,236
Cash flows from financing activities	377,551	48,641

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the nine months ended September 30, 2021, cash flows from operating activities were $83.2 million, compared to $66.7 million for the same period in the prior year. This $16.5 million increase in cash flows from operating activities was due to a $40.7 million increase in non-cash and other reconciling items, partially offset by a $18.7 million decrease in net income and a $5.5 million decrease in cash from operating assets and liabilities.

The $40.7 million increase in non-cash and other reconciling items was primarily due to a $24.7 million gain on the sale of an investment in one of our platform partners during the nine months ended September 30, 2020, which was reclassified from operating activities and presented as cash flows from investing activities, that did not occur during the nine months ended September 30, 2021. Additionally, the increase in non-cash and other reconciling items was primarily due to $11.5 million increase in amortization of the debt discount and debt issuance costs related to the convertible senior notes during the nine months ended September 30, 2021 as well as a $6.5 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units during the nine months ended September 30, 2021. These increases in non-cash and other reconciling items were partially offset by a $4.4 million change in deferred income taxes, primarily due to increased tax windfall benefits from employee stock-based payment transactions during the nine months ended September 30, 2021, as compared to the same period in the prior year. The $5.5 million decrease in cash from operating assets and liabilities was primarily due to a $5.4 million change in inventory resulting from additional purchased inventory during the nine months ended September 30, 2021 as compared to the same period in the prior year, which is due in part to the impacts of the COVID-19 pandemic and the related uncertainty surrounding the potential disruption to our supply chain. To a lesser extent, the decrease in cash from operating assets and liabilities was due to increases in prepayments for long lead-time parts related to inventory and other assets, partially offset by differences in timing of collection of receipts and payments of disbursements during the nine months ended September 30, 2021, as compared to the same period in the prior year.

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

For the nine months ended September 30, 2021, our cash flows used in investing activities was $13.9 million, as compared to cash flows from investing activities of $12.2 million for the same period in the prior year. The $26.1 million decrease in cash flows from investing activities was primarily due to $25.7 million in proceeds received from the sale of an investment in one of our platform partners during the nine months ended September 30, 2020, which did not occur during the nine months ended

September 30, 2021 as well as $5.0 million used to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners during the nine months ended September 30, 2021. Additionally, the decrease in cash flows from investing activities was due to a $2.0 million reduction in repayments of notes receivable during the nine months ended September 30, 2021, as compared to the same period in the prior year. These decreases in cash flows from investing activities were partially offset by $3.3 million used to acquire in-process research and development during the nine months ended September 30, 2020 that did not occur during the nine months ended September 30, 2021.

Financing Activities

Cash generated by financing activities includes borrowings under the 2017 Facility, proceeds from convertible senior notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the nine months ended September 30, 2021, cash flows from financing activities was $377.6 million, compared to $48.6 million for the same period in the prior year. The $329.0 million increase in cash flows from financing activities was primarily due to $484.3 million in proceeds from the issuance of convertible senior notes, net of issuance costs paid. This increase in cash flows from financing activities was partially offset by the repayment of $110.0 million to terminate the 2017 Facility during the nine months ended September 30, 2021 that did not occur during the same period in the prior year as well as the borrowing of $50.0 million under the 2017 Facility during the nine months ended September 30, 2020 that did not occur during nine months ended September 30, 2021.

Contractual Obligations

As of September 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, other than the $500.0 million issuance of the 2026 Notes in January 2021 and the $110.0 million repayment to terminate the 2017 Facility on January 20, 2021.

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

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes and the 2017 Facility was terminated. We recognized an extinguishment loss of $0.2 million in other income / (expense), net in our condensed consolidated statements of operations during the nine months ended September 30, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. For the nine months ended September 30, 2020, the effective interest rate on the 2017 Facility was 2.92%.

The carrying value of the 2017 Facility was zero and $110.0 million as of September 30, 2021 and December 31, 2020, respectively. The 2017 Facility included a variable interest rate that approximated market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2020.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, other income / (expense), net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related (benefit) / expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to stock options and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Net income	$13,294	$35,825	$42,334	$61,021
Adjustments:
Interest expense, interest income and other income / (expense), net	4,003	(24,315)	11,342	(23,575)
Provision for / (benefit from) income taxes	1,787	6,546	(2,864)	5,471
Amortization and depreciation expense	7,467	6,878	22,329	20,023
Stock-based compensation expense	9,418	7,448	27,362	20,901
Secondary offering expense	—	—	—	543
Acquisition-related (benefit) / expense	—	(304)	29	2,044
Litigation expense	1,609	2,418	10,658	6,467
Total adjustments	24,284	(1,329)	68,856	31,874
Adjusted EBITDA	$37,578	$34,496	$111,190	$92,895

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic continues to create significant volatility in the financial markets subsequent to the quarter ended September 30, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On December 14, 2020, we acquired 100% of the issued and outstanding ownership interest units of Shooter Detection Systems, LLC, or SDS. We are currently integrating SDS into our internal control over financial reporting and do not expect this integration to materially affect our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. These temporary measures have not materially impacted our internal control over financial reporting during our fiscal quarter ended September 30, 2021.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. On August 19, 2016, the U.S. District Court, District of Utah stayed the litigation pending inter partes review by the U.S. Patent Trial and Appeal Board, or PTAB, of five of the patents in suit. In March 2017, the PTAB issued final written decisions relating to two patents finding all challenged claims unpatentable. In May 2017, the PTAB issued final written decisions relating to the remaining three patents that found certain claims unpatentable, while certain other claims were not found to be unpatentable. Vivint appealed the decisions to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, and we cross-appealed. In July 2018, the Federal Circuit issued orders affirming the PTAB’s March 2017 decisions that invalidated all challenged claims of two patents. The U.S. District Court, District of Utah lifted the stay on the litigation on June 26, 2017. Discovery closed on October 29, 2021. No trial date has been set. In September 2017, the U.S. Patent and Trademark Office, or PTO, ordered ex parte reexaminations of certain claims of two of the remaining patents in suit, at our request. On October 30, 2018 and November 5, 2018, the PTO issued final office actions in the pending reexaminations rejecting all claims being examined as unpatentable over the prior art. Nine claims asserted in the litigation were found unpatentable in the PTO rejections. Vivint appealed these rejections to the PTAB on March 29, 2019 and April 4, 2019. The PTAB issued decisions affirming the rejections on February 28, 2020 and May 4, 2020. Vivint appealed these decisions to the Federal Circuit on July 1, 2020 and April 26, 2021. On September 29, 2021, the Federal Circuit issued a decision as to one of the reexaminations finding that the PTO erred in granting reexamination and ordered the reexamination dismissed. On December 20, 2018, the Federal Circuit issued an order regarding the inter partes review of three of the remaining patents in suit that vacated, reversed and remanded the PTAB’s ruling with regard to the construction of a term (“communication device identification code”) as requested by Alarm.com and affirmed the PTAB’s May 2017 rulings invalidating certain of the Vivint patents in all other respects. On July 24, 2019, the PTAB issued further decisions with respect to two of the remaining patents in suit, finding additional claims unpatentable in view of the Federal Circuit’s December 20, 2018 decision. One of the claims asserted in the litigation was found unpatentable in the July 14, 2019 decisions. Vivint appealed the July 24, 2019 decisions to the Federal Circuit on September 25, 2019. On April 13, 2021, the Federal Circuit affirmed the PTAB decisions. On February 12, 2021, we filed an action in U.S. District Court, Eastern District of Virginia challenging the refusal by the PTO to proceed with additional reexaminations of the remaining patent claims asserted in the lawsuit. The U.S. District Court, Eastern District of Virginia granted the PTO’s motion to dismiss the case for lack of jurisdiction on June 22, 2021. We appealed the dismissal to the Federal Circuit on June 24, 2021.

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

On October 22, 2019, EcoFactor, Inc., or EcoFactor, filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated and Alarm.com Holdings, Inc., among others, as proposed respondents. The complaint alleges that Alarm.com’s smart thermostats infringe three U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent limited exclusion order and permanent cease and desist order. On November 22, 2019, the ITC instituted an investigation into EcoFactor’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc. and others as respondents. We answered the complaint on December 19, 2019. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing was held in November 2020. On April 20, 2021, the administrative law judge presiding over the investigation issued a final initial determination finding in favor of Alarm.com. On July 20, 2021, the ITC commissioners issued a decision affirming the ruling in favor of Alarm.com and terminated the investigation. EcoFactor appealed the ITC decision to the Federal Circuit on September 20, 2021.

On November 11, 2019, EcoFactor filed a lawsuit against us in U.S. District Court, District of Massachusetts, alleging infringement of the same three patents asserted against us in the ITC. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On December 26, 2019, the court issued an order staying the lawsuit until the ITC investigation described above is finally resolved.

On May 26, 2020, EcoFactor filed a second lawsuit against us in U.S. District Court, District of Massachusetts, alleging Alarm.com’s products and services infringe four additional U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. On March 9, 2021, the PTO ordered ex parte reexamination of one of the patents asserted in the lawsuit, at Alarm.com’s request. On May 10, 2021, the PTAB instituted inter partes review of the same patent and subsequently stayed the ex parte reexamination pending the conclusion of its review. On September 28, 2021, the court issued an order staying the lawsuit in light of EcoFactor’s appeal of the ITC decision and pending lawsuits that EcoFactor brought against other defendants that are scheduled for trial in January 2022. A joint status report regarding the progress of the related cases is due by March 28, 2022.

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

On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam is seeking preliminary and permanent injunctions, enhanced damages and attorneys’ fees. We have not yet responded to the complaint. On September 3, 2021, the court issued an order staying the lawsuit until the ITC investigation described below is finally resolved.

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. The administrative law judge presiding over the hearing has scheduled an evidentiary hearing in the investigation to begin on June 29, 2022. The target date for completion of the investigation is March 16, 2023.

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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more of six patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed an amended complaint on March 24, 2021. ADT answered the amended complaint on April 30, 2021 and asserted defenses based on non-infringement and invalidity of all the patents in question, and inequitable conduct as to one of the patents. On June 25, 2021, ADT filed a motion for judgment on the pleadings seeking judgment in its favor as to five of the six asserted patents on the grounds that the claimed inventions are directed to ineligible subject matter. The motion has been fully briefed and is pending decision. On August 6, 2021, the parties to the case stipulated to the dismissal of Vivint’s claims as to one of the six patents, leaving five in the case.

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

The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures, to combat its spread, resurgences and variants, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. To date, the COVID-19 pandemic has, and it may continue to, disrupt our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, as well as cause disruptions to and restrictions on our service providers’ ability to travel and to meet with residential and commercial property owners who use our solutions, cancellations or postponement of certain events, or temporary closures of our facilities or the facilities of our service providers or suppliers. Further, given global supply chain shortages, our service providers may be unable to source other hardware required for installation, such as security control panels and related peripherals, which could result in reduced demand for our products and services. See “We depend on our suppliers, and the loss of any key supplier could materially and adversely affect our business, financial condition, cash flows and results of operations” below. The COVID-19 pandemic has also resulted in significant volatility in global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty may also negatively impact pricing for our platform or cause customers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our revenue, cash flows, results of operations and financial condition. The increased uncertainty and volatility in global markets may also negatively impact our growth opportunities whether organically or through acquisitions. Because our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions, any such adverse effects may not be fully reflected in our results of operation until future periods.

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

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and shelter-in-place orders in many of the locations we have offices or other facilities, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, service providers and subscribers, as well as the communities in which we participate. These precautionary measures could negatively impact our business. In particular, we have enabled substantially all of our employees to work remotely in compliance with relevant government advice, have suspended all non-essential travel for our employees, are canceling, postponing or limiting company-sponsored events, employee attendance at industry events and in-person work-related meetings. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and shifting non-essential function employees to work-from-home could negatively impact our marketing efforts, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity, any of which could harm our business. Though we are taking these precautionary measures as well as preparing our systems for the likelihood of increased cybersecurity threats, there is no guarantee that our precautions will fully protect our employees or enable us to maintain our productivity and any illnesses linked or alleged to be linked to our employees or service providers, whether accurate or not, could further harm our business. The full extent to which COVID-19 and our precautionary measures related thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue growth and changes in Adjusted EBITDA or results of one quarter as indicative of our future performance. See the Non-GAAP Measures section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures," for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and nine months ended September 30, 2021 and 2020.

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

A significant natural disaster, such as an earthquake, hurricane, fire, flood, or a public health pandemic, such as COVID-19, or a significant power outage could harm our business, financial condition, cash flows and results of operations. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity and frequency, sea-level rise, melting of permafrost and temperature extremes in areas where we conduct our business. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platforms and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these and other geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service provider partners or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service provider partners and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platforms and solutions, our business, financial condition, cash flows and results of operations would be harmed.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $338.9 million in 2017 to $618.0 million in 2020 and increased from $452.4 million for the nine months ended September 30, 2020 to $553.7 million for the nine months ended September 30, 2021. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 784 as of December 31, 2017 to 1,482 as of September 30, 2021. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. These supply chain risks are heightened in the current environment where continuing travel restrictions and shelter-in-place orders as well as limitations on factory capacity, including labor shortages, and delays in shipping times due to the COVID-19 pandemic have and may continue to adversely affect production of and the timing of delivery of components. Shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for longer lead times and limited availability, but we cannot assure you that our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while reductions in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including one supplier that supplied products and components which generated 15% of our hardware and other revenue for the nine months ended September 30, 2021. From time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The nature of the solutions we provide, including our interactive security solutions, and new technologies we may acquire, such as in our acquisition of Shooter Detection Systems, LLC, potentially exposes us to greater risks of liability for data privacy and security, employee acts or omissions, or technology or system failure than may be inherent in other businesses. Substantially all of our service provider partner agreements contain provisions limiting our liability to service provider partners and our subscribers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot assure you that these limitations will be enforced, and the costs of such litigation could have a material adverse effect on us. Moreover, in the event of any regulatory investigations or actions against us related to these matters, we could be subject to additional risks and liabilities, including significant fines by U.S. federal and state authorities, foreign data privacy authorities in the EU, Canada, and other countries, in addition to the costs of such investigations, all of which could have a material adverse effect on us. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.

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

We have historically relied on both the EU-U.S. Privacy Shield and SCCs for transferring personal data from the EEA, and as a result of the CJEU ruling, we are transitioning any data transfers covered under the EU-U.S. Privacy Shield to be covered under SCCs. In June 2021, the European Commission adopted a new version of the SCCs, which we began using on September 27, 2021. We have until December 27, 2022 to implement the new SCCs with all of our EEA customers and vendors who are sub-processors and receive access to personal data from our EEA customers. Moreover, the UK data protection regulator is developing new SCCs for transferring personal data from the UK. When those UK-specific SCCs are finalized, we will be required to execute those SCCs with our customers in the UK.

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

As of September 30, 2021, we had $203.4 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

Proposed legislative changes in the U.S. and other countries could increase our tax liability and adversely affect our after-tax profitability. For example, the Biden administration and certain congressional leaders have proposed increases to the U.S. corporate income tax rate from 21%. Additionally, there are proposals to increase U.S. taxation of our international business operations. The Group of Seven countries have proposed a global minimum tax of 15%, which is supported by leadership within the U.S. government. Additionally, there is a continued interest within the European Union, Canada and other jurisdictions to apply new taxes on companies participating in the digital economy. Such tax rule changes could materially and adversely affect our cash flows, deferred tax assets and financial results.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 3% of our total revenue for each of the nine months ended September 30, 2021 and 2020. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2021.

(c) Issuer Purchases of Equity Securities

No shares were repurchased under our stock repurchase program during the three months ended September 30, 2021. The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 to July 31, 2021	—	$—	—	$100,000,000
August 1 to August 31, 2021	—	—	—	100,000,000
September 1 to September 30, 2021	—	—	—	100,000,000
Total	—	$—	—
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

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1*^	Third Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of July 1, 2021
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

^ Portions of this document (indicated by "[***]") have been omitted because they are not material and are the type that Alarm.com Holdings, Inc. treats as private and confidential.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alarm.com Holdings, Inc.

Date:	November 4, 2021	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)