Form 10-K
period 2021-12-31
Alarm.com Holdings, Inc.
filed 2022-02-24
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was $2.4 billion, based on a closing price of $84.70 per share of the registrant's common stock as reported on The Nasdaq Global Select Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 17, 2022, there were 50,318,870 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

ALARM.COM HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "objective," "ongoing," "plan," "predict," "project," "potential," "should," "will," "would," or the negative or plural of these words or other comparable terminology intended to identify statements about the future. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this prospectus, we caution you that these statements are based on a combination of facts and factors currently known to us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•the anticipated impact of the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic on our business, results of operations and financial condition, including on our hardware sales and our SaaS and license revenue growth rate and our ability to manage inventory and supply chain challenges;
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
•We depend on our suppliers. The loss of any key supplier or the inability of a key supplier to deliver their products to us on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations.

PART I.

ITEM 1. BUSINESS

Overview

Alarm.com is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for smart residential and commercial properties, including interactive security, video monitoring, intelligent automation, access control, energy management and wellness solutions. Millions of property owners depend on our technology to intelligently secure, automate and manage their residential and commercial properties. In the last year alone, our platforms processed more than 200 billion data points generated by over 100 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Our solutions are delivered through an established network of over 10,900 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gunshot detection sensors, gateway modules and smart thermostats.

Contracts with our service provider partners establish pricing for access to our platform solutions and for the sale of hardware. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners typically enter into contracts with our subscribers, which our service provider partners have indicated range from three to five years in length. Our service provider partners are free to market and sell our products under their own guidelines at prices to the consumer that they establish independently. We believe that our network of service providers and the length of our service relationships with residential and commercial property owners, combined with our robust SaaS platforms and over 20 years of operating experience, contribute to a compelling business model.

We have experienced significant growth since our company's inception in 2000. We generated total revenue of $749.0 million, $618.0 million and $502.4 million in 2021, 2020 and 2019, respectively. Our SaaS and license revenue was $460.4 million, $393.3 million and $337.4 million in 2021, 2020 and 2019, respectively, representing a compound annual growth rate of 16.8%. We also generated net income attributable to common stockholders of $52.3 million, $77.9 million and $53.5 million in 2021, 2020 and 2019, respectively, as well as Adjusted EBITDA, a non-GAAP metric, of $142.5 million, $125.3 million and $108.3 million in 2021, 2020 and 2019, respectively. See the "Non-GAAP Measures" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP, for the years ended December 31, 2021, 2020 and 2019.

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

The Alarm.com platform enables our service provider partners to deploy our interactive security, video monitoring, intelligent automation, access control, energy management and wellness solutions as stand-alone offerings or as combined solutions to address the needs of a broad range of customers.

Subscriber Solutions

Interactive Security

Interactive security is the entry point for most of our smart home and business subscribers. Our dedicated, two-way cellular connection between the property and our platforms is designed to be tamper resistant and to meet the high reliability standards for life safety services. Our platform integrates with monitoring stations used by our service providers to monitor the system 24 hours a day, seven days a week, and coordinate emergency response as needed. Subscribers can seamlessly connect to our services to control and monitor their security systems, as well as to Internet of Things, or IoT, devices including door locks, garage doors, thermostats and video cameras, through our family of mobile apps, websites and engagement platforms like voice control through Siri Shortcuts, Amazon Echo and Google Home, wearable devices like the Apple Watch and TV applications such as Apple TV and Amazon Fire TV.

The capabilities associated with this solution include:

◦Real-Time Alerts and Always-On Monitoring. Whether the security system is armed or disarmed, we continuously monitor sensors in the property and can keep subscribers aware of system events in all kinds of situations. Notifications for any type of system event are delivered through push notifications, short message service, or SMS, or email, based on the subscriber's preference. Our proprietary algorithms help safeguard connected properties by continuously monitoring devices and sensors and learning the unique activity patterns in a property. When unexpected activity is detected, the subscriber is automatically notified. Facial recognition technology enhances unexpected activity alerts by enabling certain security panels with built-in cameras to proactively monitor for unauthorized sharing or theft of an authorized user's security system codes.

◦Alarm Transmission. We transmit alarm signals from monitored properties through our cloud platforms to approximately 1,000 third-party central monitoring stations staffed 24 hours a day, seven days a week with live operators ready to initiate emergency response.

◦Smart Signal. With a single button push in the Alarm.com mobile app, subscribers can quickly verify an alarm to help expedite emergency response or easily cancel a false alarm. By communicating critical information directly to the monitoring station, Smart Signal can help enhance the overall value of the professional monitoring services associated with Alarm.com systems and reduce false alarm dispatches. In addition, home or business owners who need emergency assistance at their property can send a one-touch panic signal directly from their mobile app to their monitoring station.

◦Flex IO. Flex IO is a versatile, completely wireless device that extends awareness across a property and to assets in any location. The battery-powered LTE Category M device creates new applications of our technology that existing hub-connected sensors cannot address. Flex IO can be installed easily on a backyard gate, detached garage, remote storage unit, or it can be tethered to other assets like a boat, tractor or lawn mower. Flex IO triggers activity notifications to subscribers as well as video recordings when activity is detected, or an asset is moved.

◦Connected Car. Our battery-powered, cellular Connected Car solution extends smart security beyond the home, enabling subscribers to track their vehicle's location, view engine status and analyze fuel efficiency from the Alarm.com mobile app. Subscribers enjoy peace of mind with real-time driver safety alerts, diagnostic alerts and unexpected activity alerts. Fully integrated with the Alarm.com platform, Connected Car provides smarter, more responsive alerts and more intelligent automation than standalone solutions.

◦Wellness. Our technology intelligently monitors quality of life through a suite of connected sensors and devices, and delivers proactive insights into activities of daily living. With alerts about changes in behavior that can indicate emerging quality of life issues, family members and homecare and senior living providers can address issues before they escalate and deliver more efficient care.

Video Monitoring and Video Analytics

Our video monitoring solution can provide a direct live-view into a property, identify and capture footage of critical events and provide visual peace of mind. We offer indoor and outdoor video cameras for residential and commercial properties at varying price points so that our service providers can engage a range of consumers with our services. We also provide a doorbell video camera solution that supports two-way audio with guests at the door, as well as video management software and cameras for enterprise commercial applications through our OpenEye business.

The capabilities associated with our video monitoring solution include:

◦Video Analytics. Our video analytics engine provides object classification and object tracking technology that can distinguish between people, vehicles and animals, determine an object's direction of movement and measure the duration of activity. Subscribers can selectively control and manage notifications and assign virtual zones and multi-directional "tripwires" so they can monitor their home or business for highly specific activity. Perimeter Guard is the latest enhancement to our video analytics capabilities and can proactively identify and engage would-be intruders before they can threaten physical property.

◦Video Doorbell. Alarm.com offers a full line of video doorbell options with a diversity of price points. From a single screen on the Alarm.com mobile app, subscribers can see and speak with visitors and control their door locks. The Alarm.com 770 video doorbell operates proprietary video analytics software that can quickly and accurately detect visitors while reducing unwanted alerts, such as those caused by passing vehicle traffic or swaying branches. A touch-free capability immediately activates the doorbell chime when a visitor is detected, eliminating the need to physically press a doorbell button.

◦Intelligent Integration. Alarm.com’s video surveillance solution works intelligently with other devices and sensors in the property. Subscribers can create intelligent rules to capture video clips of important events to enhance security and privacy.

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

Intelligent Automation and Energy Management

Our solution provides enhanced monitoring and control for a large ecosystem of connected devices, including thermostats, lights, locks, power meters, shades and other devices. Increasing awareness of energy usage and providing intelligent control over connected devices enables subscribers to create personalized automation rules and schedules. We believe our solutions can reduce energy waste as well as increase comfort and convenience for our subscribers. The capabilities associated with this solution include:

◦Scenes. A customizable scenes button in the Alarm.com app can adjust multiple devices in the property with a single command. For example, a homeowner leaving the house can arm the security system, lock the front door, close the garage door and adjust the thermostat with a single command.

◦Video Analytics Triggers. A robust set of automation rules allows our subscribers to customize automations to respond when certain activity is detected by their video monitoring solution. For example, subscribers can create a rule that if a person is detected in their backyard at night, certain lights should turn on.

◦Smart Thermostat Schedules. Advanced algorithms can learn the unique activity patterns in a property by analyzing sensor and device data. Our solution can then recommend thermostat schedules that have the potential to increase energy efficiency when the property is not likely to be occupied.

◦Responsive Savings. Smart thermostats connected to our platforms can automatically respond to sensors and other devices in the property to conserve energy. For example, when the security system is armed away, an arming state used when the property is not occupied, the thermostat can automatically adjust to save energy. Additionally, if a window is open for a period of time, the smart thermostat can adjust to an efficiency setting and alert the property owners.

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

◦Places Feature. The Places feature uses a phone’s geo-location to determine when to notify a subscriber of specific system conditions, or to automatically adjust system settings. Subscribers who enable the Places feature can be notified if they leave home and forgot to lock a door, close the garage door, arm their security system or close a window. Additionally, smart thermostats and lights can be automatically adjusted based on the subscriber's location. Subscribers can create multiple geo-fences and customize the opt-in feature to meet their specific needs.

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

◦Whole Home Water Safety Solution. Our comprehensive whole home water safety solution helps subscribers conserve water and protects properties from a full range of water-related damage. Integrated with Alarm.com’s Smart Water Valve + Meter, our solution can monitor water usage, detect both low- and high-volume leaks and automatically shut off the property’s water supply. Working with other connected devices in the Alarm.com ecosystem, our solution can also alert the homeowner about conditions that can lead to frozen and burst pipes, intelligently manage humidity levels and notify homeowners if a sump pump fails.

Commercial Solutions

In addition to our residential solutions, we offer a full range of commercial security services that uniquely address the requirements of small, medium and enterprise scale businesses.

Alarm.com for Business, our security solution for small and medium businesses that range from single-site to multi-location businesses, combines intelligent intrusion detection, video surveillance, access control and energy management into a single solution through Alarm.com's app and online interfaces. Our solution streamlines business operations, enhances property security and awareness, saves energy and provides insights into employee and customer activity. Additionally, business insights reporting provides actionable intelligence, including open and close trends by location, peak periods of activity and customer traffic and energy savings opportunities. Key benefits of the commercial offering include:

◦Commercial Grade Video Solutions. Connected commercial cameras deeply integrate with the security and access control systems, capturing clips as activity occurs, which are uploaded to our cloud-based platform for secure storage and remote viewing through the web or our mobile app. Subscribers can receive real-time alerts and video clips if the alarm goes off, a door is unlocked, or unexpected activity occurs outside of normal business hours. Business owners can assess the situation and take appropriate action at any time of day and from any location.

◦Commercial Video Analytics. Business Activity Analytics can help improve and optimize business operations. Commercial subscribers can intelligently monitor customer and employee activity, including occupancy tracking, people counting, queue monitoring, crowd gathering and heat mapping. Real-time notifications and activity reporting can help streamline customer flows, reduce wait times, measure the effectiveness of marketing campaigns and enforce occupancy and social distancing limits.

◦Smarter Access Control. Our Smarter Access Control solution streamlines access management and helps solve many of the challenges faced by small business owners with an array of always-on operational tools that can improve property control, security and awareness. From a single web view, subscribers can add and delete users, manage access points and user permissions and define schedules across multiple locations and security partitions. Leveraging advanced algorithms, our Smarter Access Control solution intelligently learns the activity patterns of users and access points for single or multiple property installations, detects unexpected events and alerts the subscriber of the irregular activity.

◦Multi-site Management. Commercial subscribers with multiple business locations and access points can easily manage Alarm.com’s commercial solutions from a single enterprise dashboard. They can customize video feeds to monitor multiple properties and use sophisticated rules, user permissions and schedules to manage access across multiple locations and security partitions. Business owners and managers can add and delete access credentials for new and departing employees and provide limited access to third parties such as delivery personnel, without calling their service provider or worrying about spare keys.

◦Energy Savings. Our smarter thermostats help subscribers reduce energy costs automatically, even if someone forgets to adjust the temperature when they are closing up at the end of the day, generating a return on investment.

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

◦Daily Safeguards. Smarter business security intelligently keeps business locations secure while minimizing false alarms. Subscribers can specify a time for the security system to automatically adjust to an armed state each day. The system will arm itself only after a certain period of inactivity in the property.

◦Proactive Awareness. Unexpected activity alerts provide business owners and managers with the early identification of activity such as unexpected entry after hours, or doors propped open that could cause energy waste or safety concerns, and help business owners quickly respond to problematic situations. Alarm.com provides a time stamped log of which users armed or disarmed the system or entered the property using their keycard.

◦Professionally Supported and Low Cost of Ownership. Unlike traditional commercial security services, Alarm.com’s connected solutions are cloud-based and do not require additional IT resources. Smarter business security powered by Alarm.com is supported by our authorized service provider partners from start to finish, with installation, configuration and technical support included.

Our OpenEye enterprise commercial video management solution complements the Alarm.com for Business platform and extends our market to address the unique requirements of large, enterprise commercial and national account customers such as universities, banks, national retail chains and property management companies. OpenEye offers Video Surveillance as a Service, or VSaaS, as well as cameras, recorders and other peripherals designed for video applications, and supports enterprise-level requirements such as advanced forensic video search, point of sale system integration and customer site mapping, as well as large-scale camera deployments. Key benefits of the OpenEye solution include:

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

◦CloudConnect. CloudConnect is a two-way integration between the OpenEye Cloud Video Platform and the Alarm.com for Business platform that directly associates event data from intrusion sensors and access control readers with OpenEye’s VSaaS offering. Based on criteria such as system arming status or badge scans by specific users, subscribers can customize event-based rules to record video clips, tag videos and generate alerts, or they can directly navigate to video recordings associated with a particular event. The integration further unifies intrusion, access control and video solutions to offer a more intelligent and convenient way to manage and secure commercial properties.

Shooter Detection Systems expands the platform capabilities we provide to the overall commercial security market. Our multi-sensor solution provides highly accurate indoor gunshot detection to help alert employees and the public against active shooter threats. The solution uses a dual-mode detection technology that combines acoustic sensors with specialized infrared flash detectors, in tandem with fully proprietary gunshot detection software algorithms to maximize detection without driving false positives.

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

◦Service Dashboard. The Partner Services Platform provides a unified interface that displays key operational and customer experience indicators, including technician performance, system reliability and customer engagement metrics. Service managers can identify opportunities for implementing efficiencies that they can then operationalize through the suite of Alarm.com’s service provider solutions.

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

▪On-Site Wrap Up. The On-Site Wrap Up feature within the MobileTech application helps technicians keep track of and record the tasks they are required to complete during a service call to a customer property. Service providers can establish standard actions for technicians and monitor implementation. On-Site Wrap Up helps Alarm.com’s service provider partners ensure that their field technicians deliver consistent, high-quality service that reduces support costs and customer attrition.

▪On My Way. The On My Way feature within the MobileTech application modernizes the management of service appointments and customer expectations. It uses technicians’ mobile devices to provide useful navigation to service and installation appointments, sends more accurate arrival time email notifications to customers and helps service providers gauge the efficiency of their workforce.

▪Device Sync. Our integrations with monitoring stations allow operators to proactively address trouble conditions associated with a subscriber's video cameras and connected devices. Participating monitoring stations can receive alerts when a device malfunctions or its batteries are low, and operators can then communicate to subscribers to remotely address the issue or schedule a service appointment with a technician, if needed.

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

•Smart Gateway. The Smart Gateway allows service provider partners to create a private and secure Wi-Fi network infrastructure specifically for a subscriber's property that is dedicated to Alarm.com video cameras. It is designed to streamline camera installation and reduce common support issues caused by a subscriber's unmanaged Wi-Fi network. With Smart Gateway, Alarm.com's service provider partners can also more efficiently deploy video cameras and services with better connectivity and leverage wireless spectrum maximized for performance.

◦AI-powered Enhancements to Professional Monitoring and False Alarm Reduction. We apply our advanced, AI architecture to provide our third-party monitoring station partners with powerful insights. We designed these capabilities to streamline their operations, empower them to provide critical information to public safety dispatchers and first responders, enhance the value of the monitoring services they provide to subscribers and reduce false alarm dispatches.

•Ambient Insights for Alarm Response. Ambient Insights for Alarm Response provides third-party monitoring stations with a real-time determination as to the likelihood that the property owner will cancel an alarm. The alarm assessments are designed to help operators prioritize multiple alarm events. Monitoring stations can rapidly dispatch emergency services to the highest priority alarms, while also reducing the likelihood of false alarm dispatches.

•People Detection for Monitoring Stations. Our cloud-based video analytics engine provides our monitoring station partners with video clips of people detected in a property immediately before, during and after an alarm event. Video clips are sent directly to the monitoring station operator’s interface to help them expedite responses and reduce false dispatches.

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

Benefits of Our Solutions

Residential and commercial properties are ripe for reinvention. The intersection of significant technology trends, like the broad adoption of mobile devices, the emergence of the IoT, the power of big data and the extensibility of the cloud, makes the connected property possible. Security systems, thermostats, door locks, video cameras, lights, garage doors and other devices that were once inert can now be intelligent and connected. Our intelligently connected property solutions provide a wealth of benefits to our subscribers and our service provider partners.

Benefits to Subscribers:

◦Single Connected Platform. Our cloud-based platforms provide subscribers with a single point of integrated control across a diverse ecosystem of IoT devices. Solutions are easily personalized to suit the individual subscriber’s needs.

◦Reliable Network Communications. Our platforms utilize a highly secure, highly reliable, dedicated cellular connection which mitigates common vulnerabilities of systems that are connected via the phone line or wired networks, such as cut phone lines or broadband connectivity issues.

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

◦Trusted Provider. We have established a reputation and brand as a trusted and reliable technology provider. We respect the privacy of our subscribers and do not sell their data. Our reputation is strengthened through our network of over 10,900 service provider partners, who have significant expertise in the delivery of our SaaS platforms and suite of solutions.

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

◦Improved Service Provider Economics. Our cloud-based platforms can help reduce our service provider partners’ service delivery and support costs. Remote Toolkit enables our service provider partners to remotely configure, support and upgrade their customers' hardware or software, eliminating the cost of an in-person service call for many routine support issues. In addition, we believe our service provider partners can generate more revenue from each subscriber by providing services beyond traditional security.

◦Broad Device Interoperability. We have an open platform which allows service provider partners to respond to market innovation and consumer demands for connected devices. Device hardware is deeply integrated into our platforms to provide a more cohesive experience than stand-alone products deliver. For example, we released Flex IO, a versatile, completely wireless device that extends awareness across a property and to assets in any location by leveraging LTE Category M capabilities to create new applications of our technology that existing hub-connected sensors cannot address. Our platforms also support various broadly adopted communications protocols commonly used in many automation devices, including Z-Wave, Wi-Fi and cellular. Our open platforms and interoperability give our service provider partners a wide selection of devices to suit their customers' needs now and in the future.

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

◦Scale of Subscriber Base and Service Provider Coverage. Our platforms currently support millions of residential and commercial subscribers and we have over 10,900 service provider partners who market, sell and support Alarm.com solutions. In 2021, our platforms processed more than 200 billion data points generated by over 100 million connected devices. We believe the combination of the size of our subscriber base, service provider network and the volume of data generated by the integrated devices on our platforms creates a competitive advantage for us.

◦Security Grade, Cloud-Based Architecture. We built our platforms with a cloud-based, multi-tenant architecture that allows for real-time updates and upgrades. Our platforms were purpose-built from the ground up with life safety standards at the core.

◦Highly Scalable Data Analytics Engine. We processed more than 200 billion data points in 2021. As consumer preferences shift towards more proactive, intelligence-based features, we believe that our investments in proprietary analytics give us a competitive advantage.

◦Trusted Brand. We believe that our leading position in our space is an indicator that we have developed a trusted brand with service providers and consumers for innovative and reliable technology and service. Our iOS and Android mobile apps have each been downloaded millions of times and both apps consistently have impressive user ratings.

◦Commitment to Innovation. We are a pioneer in the intelligently connected property market and we continue to make significant investments in innovative research and development. Our investment has resulted in 597 issued patents as of December 31, 2021 and numerous patent applications pending which we believe can help ensure that our technology remains competitively differentiated and legally protected.

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

◦Expand international presence. We are investing in international expansion because we believe there is a significant global market opportunity for our products and services. Today, our products are currently localized and available in approximately 40 countries outside of North America, including Argentina, Australia, Belgium, Brazil, Chile, Colombia, Iceland, Ireland, Netherlands, New Zealand, Sweden, Switzerland and Turkey. We intend to continue to grow our number of international subscribers by strengthening our presence in existing markets and expanding to additional markets.

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

We believe there is an opportunity to significantly increase the adoption of our solutions as more residential and commercial property owners adopt intelligently connected property solutions and as the major technology trends of mobile access, the IoT, big data and cloud technology continue to create opportunities to connect people with their properties in new ways. According to research data published by Strategy Analytics in 2021, the global installed base for smart home devices will grow at a 22.7% compound annual growth rate from 2021 to 2025. We believe that this trend highlights a significant opportunity for market participants, including Alarm.com and our service provider partners.

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

Hardware and Manufacturing

We are involved in designing and manufacturing various types of hardware that enable our solutions, including:

◦Cellular Communication Modules. We offer cellular communications modules that are tightly integrated with security system control panels, sensors and other devices. We regularly pioneer technical advances in this space, including the expansion of our deployment of security services hardware with 4G LTE and LTE CAT-M cellular network connections. All of our modules, designed by our device engineering team and manufactured in the United States by a contract manufacturing partner, provide a dedicated and fully managed two-way cellular connection between the subscriber’s property and our cloud platforms. The modules run our proprietary firmware and enable:

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

◦Video Cameras. We offer a suite of high definition, Internet Protocol, video cameras and video doorbells to enable our video monitoring services. Our indoor, outdoor, and video doorbell cameras include options for night vision capabilities as well as wireless or Power over Ethernet communication features. We also offer a network video recording device, the SVR, for on premise, continuous video recording seamlessly connected to our cloud platforms for remote playback through our user interfaces. All of these video products and SVRs are specified to our platforms through proprietary software.

◦Alarm.com Smart Thermostats. Our Smart Thermostats combine elegant design, sophisticated cloud services and advanced energy management features. They were designed by our Building36 and device engineering teams to work in concert with other devices in the connected property. Our Smart Thermostats communicate with the Alarm.com communications module via Z-wave and support both battery power and common wire power installation.

•Remote temperature sensors can pair with our Smart Thermostats to enable temperature set points for any room in the property, not just the room where the thermostats are installed. Our Smart Thermostats support multiple remote temperature sensors for precise temperature control for a residential or commercial property.

•We designed our Smart Thermostats to be easy to install and support remotely. The MobileTech app assists in proper wiring and installation and Remote Toolkit enables remote access to the thermostat settings for easy troubleshooting and support.

◦Smart Water Valve + Meter. Our Smart Water Valve + Meter is an innovative addition to the Alarm.com Water Management solution, identifying low and high-volume water leaks and constantly monitoring overall water use and current usage rates in homes and businesses. Freeze and winter plumbing alerts include a reminder to winterize external water supplies and notifications triggered by local weather conditions when both water and outdoor temperatures create a greater risk for frozen pipes. Deep integration with the Alarm.com platform leverages intelligence and insights to help reduce the risk of losses from water emergencies, while also improving water conservation efforts.

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

Service Provider Network

Our trusted service provider partner network is key in driving the adoption of connected home and commercial solutions. Our solutions are sold, installed, and serviced by a network of independent licensed, professional service provider partners. Our channel network currently consists of over 10,900 active service provider partners, including smaller local providers, larger regional providers and national service providers with thousands of employees. We have also seen growth in other areas of our channel network, including new providers in the intelligent automation, HVAC, property management and insurance markets.

We believe this highly trusted, established network is a core strength that enables an efficient and scalable customer acquisition model, allowing us to focus on technology innovation. We also believe that the combination of our solutions and our service provider partners’ expertise is the most effective way to drive mass market adoption of the intelligently connected property.

The traditional security and home automation market is highly fragmented with approximately 15,000 security service providers nationally. According to the Barnes Buchanan 2022 Security Alarm Industry Overview and Update report, the top 5 dealers represented approximately 34% of all industry recurring monthly revenue in 2021. The distribution of revenue among our service provider partners is reflective of the industry overall. ADT LLC represented greater than 15% but not more than 20% of our revenue in each of 2019, 2020 and 2021.

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

Our Competition

The market in which we participate for connected property solutions is fragmented, highly competitive and constantly evolving. We expect competition to continue from existing competitors as well as potential new market entrants in the interactive security, video monitoring, intelligent automation and energy management markets. Our current competitors include providers of other technology platforms for the connected property with interactive security, including Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), Avigilon Corporation, Brivo Inc., Digital Monitoring Products Inc., Eagle Eye Networks Inc., Honeywell International Inc., Resideo Technologies Inc., SecureNet Technologies, LLC, Telular Corporation (acquired by AMETEK, Inc.), United Technologies Corporation, and Verkada Inc., which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers and may also be sold through our partners, including companies like Abode Systems, Inc., Arlo Technologies, Inc., Cove Smart, LLC, Scout Security, Inc. and SimpliSafe, Inc. In addition, our service provider partners compete with security solutions sold directly to subscribers, as well as managed service providers, such as cable television, telephone and broadband companies like, Comcast Cable Communications, LLC and Rogers Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. and Wyze Labs, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories, including video cameras and doorbells, to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large and small technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

As of December 31, 2021, we owned 544 issued United States utility patents, one issued United States design patent, eight issued Canadian patents, 11 issued Australian patents, among others, and these patents are scheduled to expire between 2022 and 2040. We continue to broaden our intellectual property portfolio and file patent applications and as of December 31, 2021, we had 285 pending utility patent applications and 38 pending provisional patent applications filed in the United States. We also had two pending international patent applications and 158 international patent applications pending under the Patent Cooperation Treaty. The claims for which we have sought patent protection apply to both our platforms and solutions. Our patent and patent applications generally apply to the features and functions of our platforms, and solutions and the applications associated with our platforms. We also have, and may be required to seek, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software.

We also rely on several registered and unregistered trademarks to protect our brand. We have 20 registered trademarks in the United States, including Alarm.com and the Alarm.com logo and design, and eight registered trademarks in Canada, one in the United Kingdom and one in the European Union.

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

Environmental, Social and Corporate Governance Matters

Environmental

To operate long-term, we need to ensure that our local communities and the natural environment are thriving. To help meet these goals we intend to continue promoting, providing and investing in the further development of solutions that can help reduce energy waste and facilitate water conservation. These include demand response programs, smart thermostats, energy management solutions, Smart Water Valve + Meter device and advanced functionality within the Alarm.com app.

Our demand response programs manage over 700,000 connected devices for more than 60 energy utilities in North America. These programs support energy utilities as they pursue aggressive clean energy goals.

Our lineup of smart thermostats and intelligent energy management solutions can automatically adjust to reduce energy waste in residential and commercial properties. These solutions can change a thermostat’s temperature set-point based on subscriber location, property occupancy and activity patterns, and if a door or window is left open for too long. To facilitate wide-spread adoption of energy management technology, we developed many of these capabilities to also work with smart thermostats manufactured by third party companies.

The Alarm.com mobile app includes customizable scenes buttons that can assist in increasing the potential for energy efficiency by adjusting multiple devices in the property with a single command. For example, a homeowner can turn on the fan, raise or lower shades, turn on or off lights and adjust the thermostat with a single command. Commercial users can create automated schedules to secure a property and automatically adjust the thermostat at a specified time.

Our recently launched Smart Water Valve + Meter device is part of a comprehensive water management solution. Two on-board flow sensors monitor water usage to facilitate water conservation behavior. The device can also detect burst pipes, major leaks, and wasteful slow persistent drips, and can respond by informing the property owners of opportunities to reduce water waste, or as needed, by automatically shutting off the water supply to quickly protect properties from damage.

Our commitment extends to the buildings in which our employees work. Many of our offices use LED lighting with sensors that turn off the lights when motion is not detected and several of our offices are Leadership in Energy and Environmental Design, or LEED, certified or Energy Star® certified, which indicates that the buildings help conserve energy and limit the amount of greenhouse gas emissions. Additionally, several of our offices have building recycling programs, including programs specific to batteries and electronics.

During 2021, we created a Sustainability Team that is focused on integrating sustainability throughout our organization. Through the efforts of the Sustainability Team and others throughout our organization, we have improved the packaging for some of our hardware by switching to recyclable materials and eliminating polyethylene bags from our user guides. We are also actively working towards replacing many of our paper manuals with online guides.

Social

We are committed to providing an equal opportunity for all employees regardless of race, gender, sexual orientation, religion or other differences. We want every employee to feel valued, respected and heard. We believe that recruiting from the widest available talent pool, and then facilitating collaboration among people of all experiences and backgrounds enhances our ability to innovate. In order to further support our talent development efforts, we identified Diversity Ambassadors to foster communication regarding diversity and inclusion initiatives, and to drive initiatives and trainings that improve our overall team performance via better collaboration while also increasing understanding amongst our diverse cultures. We continue to promote our Women in Tech group, aimed to empower women to grow their technical expertise and leadership in science, engineering and technology at Alarm.com. We also developed and launched an Apprenticeship Program to help break down traditional barriers to entry into the technology industry that provides hands on training that can be applied in the real world.

We continue to prioritize the health and safety of our employees during the COVID-19 pandemic. As we continue to navigate remote work and the stresses of the pandemic, it is important that we support the mental health of our employees. In 2021, we partnered with a company that helps support mental health in the workplace through trainings and information sessions. We also provide additional healthcare benefits to employees, making it safer and more convenient to get the care they need remotely. In addition to primary care, these additional remote healthcare benefits include physical therapy, mental health services and health coaching. In 2021, we also provided free access to an app that promotes wellness through meditation and provides employees with hundreds of guided exercises for meditation, sleep, focus and movement. We also partnered with a company that provides various family care benefits, including access to a self-service, searchable database of providers for family care needs, including care for children, adult dependents, pets and tutoring.

Governance

Our corporate behavior and leadership practices are based on integrity and ethical decision-making. Employees are informed about our governance expectations through our Code of Business Conduct, compliance training programs and ongoing communications. The Nominating and Corporate Governance Committee of our Board of Directors oversees our corporate governance objectives, strategies, goals, compliance and risk mitigation.

Our Human Capital Resources

As of December 31, 2021, we had 1,500 full-time employees, including 476 in sales and marketing, 837 in research and development and 187 in a general and administrative capacity. As of December 31, 2021, we had 1,363 employees in our Alarm.com segment and 137 employees in our Other segment. We also engage consultants and temporary employees from time to time. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

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

On January 1, 2017, we acquired certain assets of ObjectVideo, Inc., or ObjectVideo, that constituted a business now called ObjectVideo Labs, LLC, or ObjectVideo Labs, including products, technology portfolio and engineering team. ObjectVideo was a pioneer in the fields of video analytics and computer vision with technology that extracts meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification. On March 8, 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper business. Connect provides a custom, on-premise interactive security and home automation platform for ADT Pulse® and several other service providers. Piper provides an all-in-one video and home automation hub. On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye. OpenEye provides cloud-managed video surveillance solutions for the enterprise commercial market. In September 2019, we acquired certain assets from an unrelated third party. In March of 2020, we acquired certain additional assets from two separate unrelated parties. Substantially all of the assets acquired in September 2019 and March 2020 consisted of in-process research and development, or IPR&D. We believe the acquisitions of the IPR&D will further our commitment to make significant investments in innovative research and development in the intelligently connected property market to broaden our suite of solutions as well as strengthen our smart intercom capability. On December 14, 2020, we acquired 100% of the issued and outstanding ownership interest units of Shooter Detection Systems, LLC , or SDS. SDS is a provider of an indoor gunshot detection solution that helps alert employees and the public against active shooter threats. In December of 2021, we acquired certain assets from an unrelated party. Substantially all of the assets acquired consisted of developed technology. We believe the acquisition of the developed technology will continue to advance our load-shaping energy management solution allowing additional devices to participate in utility programs that reduce or shift power consumption during peak demand periods.

Available Information

Our website is located at www.alarm.com and our investor relations website is located at http://investors.alarm.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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

The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures, to combat its spread, resurgences and variants, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are well underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. To date, the COVID-19 pandemic has, and it may continue to, disrupt our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, as well as cause disruptions to and restrictions on our service providers’ ability to travel and to meet with residential and commercial property owners who use our solutions, cancellations or postponement of certain events, or temporary closures of our facilities or the facilities of our service providers or suppliers. Further, given global supply chain shortages, our service providers may be unable to source other hardware required for installation, such as security control panels and related peripherals, which could result in reduced demand for our products and services. See “We depend on our suppliers. The loss of any key supplier or the inability of a key supplier to deliver their products to us on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations” below. The COVID-19 pandemic has also resulted in significant volatility in global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty may also negatively impact pricing for our platform or cause customers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our revenue, cash flows, results of operations and financial condition. The increased uncertainty and volatility in global markets may also negatively impact our growth opportunities whether organically or through acquisitions. Because our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions, any such adverse effects may not be fully reflected in our results of operation until future periods.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Due to the foregoing factors and the other risks discussed in this Annual Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue growth and changes in Adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the years ended December 31, 2021, 2020 and 2019.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $420.5 million in 2018 to $749.0 million in 2021. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 884 as of December 31, 2018 to 1,500 as of December 31, 2021. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome, including an adverse litigation judgment or settlement, could expose us to monetary damages or limit our ability to operate our business, resulting in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time, including claims directly against us or claims against certain of our service provider partners where we have agreed to indemnify those service provider partners. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. On July 28, 2021, Causam filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding each of these matters and the other legal proceedings we are involved in. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 10,900 service provider partners to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2021, 2020 and 2019, our 10 largest revenue service provider partners accounted for 47%, 48% and 52% of our revenue, respectively. ADT LLC, or ADT, represented greater than 15% but not more than 20% of our revenue in 2021, 2020 and 2019. ADT also represented more than 10% of accounts receivable as of December 31, 2021.

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

Our industry is characterized by rapid technological innovation. Our platforms and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology, cellular networks or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies. For example, certain cellular carriers have announced their intention to shut down their 3G and CDMA wireless networks by the end of 2022. We intend to work with our service providers to develop a transition plan over the next year to convert or upgrade the equipment of end user accounts reliant upon 3G or CDMA networks, and we expect to incur incremental costs over the next year related to the planned 3G and CDMA network shutdown. If our service providers are not able to convert or upgrade the equipment of their customers who are currently using 3G or CDMA network technology, then those accounts may be terminated with us when such networks are no longer available.

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

We depend on our suppliers. The loss of any key supplier or the inability of a key supplier to deliver their products to us on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations.

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. Further, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. These supply chain risks are heightened in the current environment where continuing travel restrictions and shelter-in-place orders as well as limitations on factory capacity, including labor shortages, and delays in shipping times due to the COVID-19 pandemic have and may continue to adversely affect production of and the timing of delivery of components. For example, there is currently a global shortage of semiconductors used in our video, cellular communicator, and other products. Shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for longer lead times and limited availability, but we cannot assure you that our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while reductions in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented over 50% of our hardware and other revenue for the year ended December 31, 2021 (20%, 18% and 15% of hardware and other revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. For example, on February 21, 2022, we were notified of a likely parts shortage of a critical semiconductor subcomponent that impacts products manufactured by our largest key hardware supplier in 2021 and another smaller vendor. We are working with the impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. If our suppliers are unable to continue to provide agreed upon supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. For example, on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye, and on December 14, 2020, we acquired Shooter Detection Systems, LLC. Additionally, on December 16, 2021, our EnergyHub subsidiary acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. We have also acquired other businesses in the past. For example, we acquired the assets of HiValley Technology Inc. in March 2015, assets of ObjectVideo, Inc. in January 2017 and Icontrol's Connect and Piper business units in March 2017. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

European data protection laws, including the General Data Protection Regulation, or GDPR, generally restrict the transfer of personal data from Europe, including the European Economic Area, or EEA, UK and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield framework, a program for transferring personal data from the EEA to the United States. The ruling also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, or SCCs, can lawfully be used for transfers from the EEA to the United States or most other countries. While the CJEU did not invalidate the use of SCCs as a valid mechanism for transferring personal data from the EEA to the United States, the CJEU required entities relying on SCCs to, among other things, verify on a case-by-case basis that the SCCs provide adequate protection of personal data under European Union, or EU, law by providing, where necessary, additional safeguards to those offered by the existing SCCs. For data transfers to the United States, these additional safeguards must be added to the SCCs in order for entities to use SCCs as a valid data transfer mechanism. Furthermore, the CJEU and the European Data Protection Board advised European data protection authorities that they would need to closely examine the laws and practices of countries outside of the EEA where EEA personal data is transferred, with a particular focus on the United States, so data transfers to the United States from the EEA are subject to increasing regulatory scrutiny following the CJEU decision.

We have historically relied on both the EU-U.S. Privacy Shield and SCCs for transferring personal data from the EEA, and as a result of the CJEU ruling, we have transitioned our data transfers covered under the EU-U.S. Privacy Shield to be covered under SCCs. In June 2021, the European Commission adopted a new version of the SCCs, which we began using on September 27, 2021. We have until December 27, 2022 to implement the new SCCs with all of our EEA customers and vendors who are sub-processors and receive access to personal data from our EEA customers. Moreover, the UK data protection regulator is developing new SCCs for transferring personal data from the UK that are expected to be finalized in March 2022. When the new UK-specific SCCs are finalized, we will be required to execute the new UK SCCs with our current and future customers in the UK.

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

In September 2020, the Swiss Federal Data Protection and Information Commissioner, or FDPIC, determined that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of data protection for data transfers from Switzerland to the U.S. While the FDPIC does not have the authority to invalidate the Swiss-U.S. Privacy Shield, the FDPIC’s announcement casts serious doubt on the viability of the Swiss-U.S. Privacy Shield as a valid mechanism for Swiss-U.S. data transfers. As a result of the FDPIC decision, we will need to transition any data transfers covered under the Swiss-U.S. Privacy Shield to be covered under SCCs, and the FDPIC will likely require us to adopt the new SCCs, as the FDPIC formally recognized the new SCCs adopted by the European Commission in August 2021.

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

As of December 31, 2021, we had $204.3 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

Proposed legislative changes in the U.S. and other countries could increase our tax liability and adversely affect our after-tax profitability. For example, the House of Representatives has introduced legislation proposing an increase to the U.S. corporate tax rate from 21% to 26.5% in addition to other changes in U.S. tax law that would increase our U.S. tax burden. Additionally, the Biden Administration has introduced proposals to increase U.S. taxation of our international business operations by reducing the deduction for Foreign-Derived Intangible Income, or FDII. As these proposals have not yet been passed by Congress and enacted into law, we have not yet determined the impact on our effective tax rate, though we continue to monitor the progression of these, and other, tax proposals. Current economic and political considerations make tax rules in the United States and other applicable jurisdictions subject to significant change, and changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

The Group of Seven countries has proposed a global minimum tax of 15%, which is supported by leadership within the U.S. government and anticipated to become effective in 2023. Additionally, there is a continued interest within the European Union, Canada and other jurisdictions to apply new taxes on companies participating in the digital economy. Such tax rule changes could materially and adversely affect our cash flows, deferred tax assets and financial results.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 3% of our total revenue for each of the years ended December 31, 2021, 2020 and 2019. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

On June 17, 2021, the U.S. Federal Communications Commission, or the FCC, adopted a proposed rule that would effectively ban in the United States all communications equipment provided by entities identified on a “Covered List” that it maintains pursuant to the Secure and Trusted Communications Networks Act of 2019. The Covered List currently consists of video surveillance and telecommunications equipment produced by five Chinese electronics companies, including one of our suppliers. Although the proposed rule does not include language regarding retroactive application of the proposed ban, the FCC has asked for comment on whether and under what circumstances it should revoke existing authorizations of communications equipment from companies on the Covered List. On November 11, 2021, President Biden signed into law the Secure Equipment Act of 2021 which requires the FCC to adopt rules clarifying that it will no longer review or approve any authorization application for equipment that poses an unacceptable risk to national security. If the final rule issued by the FCC restricts our ability to sell any of our existing inventory of products on the Covered List or applies retroactively to products already sold, this would likely adversely affect our business, financial condition, cash flows and results of operations.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies are highly complex and involve many assumptions, estimates and judgments. A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. GAAP rules are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. See Note 2 to our consolidated financial statements for new accounting pronouncements. Implementation of new accounting standards could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

In addition, on January 10, 2022, EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. See the section of this Annual Report titled "Legal Proceedings" for additional information on each of these matters. Should EcoFactor prevail in either of its district court lawsuits we could be required to pay damages in the amount of EcoFactor’s lost profits and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to EcoFactor’s claims, any of these outcomes could result in a material adverse effect on our business.

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

If securities or industry analysts publish negative reports about our business, or cease coverage of our company, our share price and trading volume could decline.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Notwithstanding the foregoing, this choice of forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our amended and restated certificate of incorporation provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. Furthermore, our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any claims arising under the Securities Act. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Facilities

Our principal office is located in Tysons, Virginia, where we currently occupy 189,881 square feet of commercial space under a lease we entered into in August 2014 which expires in 2026. We previously amended our lease to expand our square footage as we continued to grow. Our Alarm.com segment uses this facility for sales and marketing, research and development, customer service and administrative purposes.

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

ITEM 3. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. In 2017 and 2019, the U.S. Patent Trial and Appeal Board, or PTAB, issued final written decisions in inter partes reviews finding all or some of the claims in five of the asserted patents unpatentable. These decisions were affirmed on appeal. Vivint is proceeding with its case on three patents. Discovery closed on October 29, 2021. Vivint has moved for partial summary judgment and Alarm.com has moved for summary judgment; both motions are pending decision. No trial date has been set. On February 12, 2021, we filed an action in U.S. District Court, Eastern District of Virginia challenging the refusal by the U.S. Patent and Trademark Office, or PTO, to proceed with ex parte reexaminations of the remaining patent claims asserted in the lawsuit. The U.S. District Court, Eastern District of Virginia granted the PTO’s motion to dismiss the case for lack of jurisdiction on June 22, 2021. We appealed the dismissal to the Federal Circuit on June 24, 2021.

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

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. Our response to the complaint is due on March 28, 2022. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. The other three asserted patents are currently in ex parte reexamination proceedings at the PTO, and one of them is also the subject of a pending inter partes review before the PTAB.

Should EcoFactor prevail in its lawsuit we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to EcoFactor’s claims, the outcome of these legal claims cannot be predicted with certainty and any of these outcomes could result in an adverse effect on our business.

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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more of six patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed an amended complaint on March 24, 2021. ADT answered the amended complaint on April 30, 2021 and asserted defenses based on non-infringement and invalidity of all the patents in question, and inequitable conduct as to one of the patents. On August 6, 2021, the parties to the case stipulated to the dismissal of Vivint’s claims as to one of the six patents, leaving five in the case. On June 25, 2021, ADT filed a motion for judgment on the pleadings seeking judgment in its favor on the grounds that the claimed inventions are directed to ineligible subject matter. On February 22, 2022, the court denied the motion without prejudice and granted Vivint leave to file a second amended complaint. The case is currently in discovery, and no trial date has been set. One of the asserted patents is under inter partes review at the PTAB, and ADT has filed petitions for inter partes review for three other asserted patents for which decisions on institution are pending.

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

We may also be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our legal proceedings, see Note 13 to our consolidated financial statements for additional information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The Nasdaq Global Select Market on June 26, 2015 and trades under the symbol “ALRM.” Prior to June 26, 2015, there was no public market for our common stock. On February 17, 2022, the closing price of our common stock on The Nasdaq Global Select Market was $70.04 per share.

Holders

As of February 17, 2022, there were 22 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock was limited during a portion of 2021 by restrictions under the terms of the agreements governing our 2017 Facility with SVB, as amended, as further disclosed under "Sources of Liquidity" in Part II Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph shows a comparison for the period from December 31, 2016 through December 31, 2021 of the cumulative total return for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) Standard & Poor's 500 Index, or S&P 500 Index assuming an initial investment of $100 on the last trading day for the fiscal year ended December 31, 2016 and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

$400
$350
$300
$250
$200
$150
$100
$50
Dec 31, 2016
Dec 31, 2017
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
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

For more information related to the 2026 Notes, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

No shares were repurchased under our stock repurchase program during the quarter ended December 31, 2021. The following table contains information relating to the repurchases of our common stock made by us in the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 to October 31, 2021	—	$—	—	$100,000,000
November 1 to November 30, 2021	—	—	—	100,000,000
December 1 to December 31, 2021	—	—	—	100,000,000
Total	—	$—	—
_______________
(1)We withhold shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore, are excluded from the table above.
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

ITEM 6. [RESERVED]

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

Overview

Alarm.com is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for smart residential and commercial properties, including interactive security, video monitoring, intelligent automation, access control, energy management and wellness solutions. Millions of property owners depend on our technology to intelligently secure, automate and manage their residential and commercial properties. In the last year alone, our platforms processed more than 200 billion data points generated by over 100 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Our solutions are delivered through an established network of over 10,900 trusted service providers, who are experts at selling, installing and supporting our solutions. We primarily generate Software-as-a-Service, or SaaS, and license revenue through our service provider partners, who resell these services and pay us monthly fees. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gunshot detection sensors, gateway modules and smart thermostats. We believe that the length of our service relationships with residential and commercial property owners, combined with our robust platforms and over 20 years of operating experience, contribute to a compelling business model.

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

Executive Overview and Highlights of 2021 and 2020 Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 61%, 64% and 67% of our revenue in 2021, 2020 and 2019, respectively.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 4%, 6% and 9% of our revenue in 2021, 2020 and 2019, respectively.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Our hardware and other revenue also includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 39%, 36% and 33% of our revenue in 2021, 2020 and 2019, respectively. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Annual Report include:

•SaaS and license revenue increased 17% to $460.4 million in 2021 from $393.3 million in 2020. SaaS and license revenue increased 17% to $393.3 million in 2020 from $337.4 million in 2019.

•Total revenue increased 21% to $749.0 million in 2021 from $618.0 million in 2020. Total revenue increased 23% to $618.0 million in 2020 from $502.4 million in 2019.

•Net income decreased 33% to $51.2 million in 2021 from $76.7 million in 2020. Net income increased 44% to $76.7 million in 2020 from $53.3 million in 2019. Net income attributable to common stockholders decreased 33% to $52.3 million in 2021 from $77.9 million in 2020. Net income attributable to common stockholders increased 45% to $77.9 million in 2020 from $53.5 million in 2019.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $142.5 million in 2021 from $125.3 million in 2020. Adjusted EBITDA increased to $125.3 million in 2020 from $108.3 million in 2019.

Please see Non-GAAP Measures below in this section of this Annual Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for the years ended December 31, 2021, 2020 and 2019.

Historical Trends within the Financial Results

Information about current period and prior period acquisitions that may affect the comparability of our historical financial information is included in Item 1. Business. Information about the 2026 Notes issued in January 2021 and the related interest expense, which may affect the comparability of historical financial information, is disclosed in the Comparison of Years Ended December 31, 2021 to December 31, 2020 section below within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Information about the $24.7 million gain on the sale of an investment recorded in other (expense) / income, net, in 2020, which relates to the sale of an investment in one of our platform partners, and may affect the comparability of historical financial information, is disclosed in the Comparison of Years Ended December 31, 2021 to December 31, 2020 section below within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Geographic Areas

We believe there is significant opportunity to expand our international business, as 3% of our total revenue during the year ended December 31, 2021 originated from customers located outside of North America. Our products are currently localized and available in approximately 40 countries outside of North America.

Recent Developments

The COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. We have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are well underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. Prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

While our business and those of our service providers showed some resiliency beginning in 2020, with the start of the pandemic, and continuing into 2021, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases. The challenges posed by COVID-19 on our business continue to evolve rapidly and we will continue to evaluate our business and operations in light of future developments.

On December 16, 2021, EnergyHub, Inc., one of our wholly-owned subsidiaries, acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. We believe the acquisition of the developed technology will continue to advance our load-shaping energy management solution allowing additional devices to participate in utility programs that reduce or shift power consumption during peak demand periods. In consideration for the purchase of the developed technology, we paid $4.2 million in cash in December 2021, with the remaining $0.9 million expected to be paid 18 months following the acquisition date, subject to offset for any indemnification obligations. Additionally, we incurred $0.2 million in direct transaction costs related to legal fees during 2021 that were capitalized as a component of the consideration transferred. The combined $5.3 million consideration related to developed technology was recorded as an intangible asset at the time of the asset acquisition and will be amortized on a straight-line basis over an estimated useful life of seven years.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
SaaS and license revenue	$460,372	$393,257	$337,375
Adjusted EBITDA	142,472	125,257	108,307
SaaS and license revenue renewal rate	94%	94%	94%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, other (expense) / income, net, (benefit from) / provision for income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the 2026 Notes included in interest expense and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our debt facility and the 2026 Notes. We exclude interest expense in calculating Adjusted EBITDA because we believe that the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and other (expense) / income, net from Adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our (benefit from) / provision for income taxes from Adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

GAAP requires that operating expenses include the amortization of acquired intangible assets, which principally include acquired customer relationships, developed technology and trade names. We exclude amortization of intangibles from Adjusted EBITDA because we do not consider amortization expense when we evaluate our ongoing business operations, nor do we factor amortization expense into our evaluation of potential acquisitions, or our measurement of the performance of those acquisitions. We believe that the exclusion of amortization expense enables the comparison of our performance to other companies in our industry as other companies may be more or less acquisitive than us and therefore, amortization expense may vary significantly by company based on their acquisition history. Although we exclude amortization of acquired intangible assets from Adjusted EBITDA, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

We record depreciation primarily for investments in property and equipment. We exclude depreciation in calculating Adjusted EBITDA because we do not consider depreciation when we evaluate our ongoing business operations.

We exclude stock-based compensation expense, which relates to restricted stock units and other forms of equity incentives primarily awarded to employees of Alarm.com, because they are non-cash charges that we do not consider when assessing the operating performance of our business. Additionally, the determination of stock-based compensation expense can be calculated using various methodologies and is dependent upon subjective assumptions and other factors that vary on a company-by-company basis. Therefore, we believe that excluding stock-based compensation expense from Adjusted EBITDA improves the comparability of our results to the results of other companies in our industry.

We exclude secondary offering expense because we do not consider costs associated with the secondary offering to be indicative of our core operating performance and we believe that the exclusion of this expense allows us to better provide meaningful information about our operating performance, facilitates comparisons to our historical operating results and improves the comparability of our results to the results of other companies in our industry.

Included in operating expenses are incremental costs directly related to business and asset acquisitions as well as changes in the fair value of contingent consideration liabilities, when applicable. We exclude acquisition-related expense from Adjusted EBITDA because we believe that the exclusion of this expense allows us to better provide meaningful information about our operating performance, facilitates comparisons to our historical operating results, improves the comparability of our results to the results of other companies in our industry, and ultimately, we believe helps investors better understand the acquisition-related expense and the effects of the transaction on our results of operations.

We exclude non-ordinary course litigation expense because we do not consider legal costs and settlement fees incurred in litigation and litigation-related matters of non-ordinary course lawsuits and other disputes, particularly costs incurred in ongoing intellectual property litigation, to be indicative of our core operating performance. We do not adjust for ordinary course legal expenses, including those expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with

GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the years ended December 31, 2021, 2020 and 2019.

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

As a result of the COVID-19 pandemic, governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures, and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. We have seen and anticipate we may continue to see disruption to our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions, reluctance of service providers and property owners to meet even where such restrictions have been lifted and general economic conditions. In addition, the COVID-19 pandemic has resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are well underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. As the future impact on global supply chains from COVID-19 is difficult to predict, the extent to which COVID-19 may negatively affect our hardware revenue is uncertain; however, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Our cost of hardware and other revenue also includes royalty costs in connection with technology licensed from third-party providers.

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

Our costs of hardware revenue increased during the second half of 2021 primarily due to an increase in costs for freight shipments, including expedited shipping costs, as well as an increase in inventory component costs. We currently expect our hardware revenue margins to increase in 2022 as compared to the hardware revenue margins we experienced during the fourth quarter of 2021 as a result of price increases we have implemented on some of our products in 2022 to cover some of our increases in costs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,404 employees as of January 1, 2021 to 1,500 employees as of December 31, 2021, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 461 as of January 1, 2021 to 476 as of December 31, 2021. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 163 as of January 1, 2021 to 187 as of December 31, 2021. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions grew from 780 as of January 1, 2021 to 837 as of December 31, 2021. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Expense

We record interest expense associated with our 2026 Notes and our 2017 Facility, which was terminated in January 2021. Interest expense is expected to decrease in 2022, as compared to 2021, due to the adoption of Accounting Standards Update, or ASU, 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" as of

January 1, 2022, which will eliminate the non-cash interest expense related to the amortization of the debt discount associated with the equity component for 2026 Notes issued on January 20, 2021. However, there will be no impact to our liquidity or cash flows as a result of the adopting this guidance.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and our notes receivable.

Other (Expense) / Income, Net

Other (expense) / income, net primarily consists of gains earned on the sale of our investments, changes in the fair value of our investments and gains earned on our notes receivable and conversion of our outstanding notes receivable balance into an equity investment, partially offset by an impairment of one of our investments and one of our intangible assets.

(Benefit from) / Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rates were below the statutory rate primarily due to tax windfall benefits from employee stock-based payment transactions, research and development tax credits claimed and foreign derived intangible income deductions, partially offset by the impact of foreign withholding taxes, nondeductible compensation and other nondeductible expenses. We recognize excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price and exercises of stock options under our equity incentive plans each period.

Results of Operations

The following table sets forth our selected consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

Consolidated Statements of Operations
	Year Ended December 31,
	2021		2020		2019
	$	%	$	%	$	%
Revenue:
SaaS and license revenue	$460,372	61%	$393,257	64%	$337,375	67%
Hardware and other revenue	288,597	39	224,746	36	164,988	33
Total revenue	748,969	100	618,003	100	502,363	100
Cost of revenue(1):
Cost of SaaS and license revenue	66,758	9	53,539	9	50,066	10
Cost of hardware and other revenue	239,141	32	173,889	28	133,533	27
Total cost of revenue	305,899	41	227,428	37	183,599	37
Operating expenses:
Sales and marketing (2)	86,664	11	75,967	12	61,815	12
General and administrative (2)	87,406	12	78,643	13	69,959	14
Research and development (2)	177,713	24	152,147	25	114,443	23
Amortization and depreciation	29,715	4	27,520	4	22,134	4
Total operating expenses	381,498	51	334,277	54	268,351	53
Operating income	61,572	8	56,298	9	50,413	10
Interest expense	(15,956)	(2)	(2,596)	—	(2,974)	(1)
Interest income	587	—	870	—	4,922	1
Other (expense) / income, net	(134)	—	25,588	4	6,535	2
Income before income taxes	46,069	6	80,160	13	58,896	12
(Benefit from) / provision for income taxes	(5,106)	(1)	3,500	1	5,566	1
Net income	$51,175	7%	$76,660	12%	$53,330	11%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense data:
Sales and marketing	$4,432	$3,025	$2,075
General and administrative	9,941	7,996	6,474
Research and development	24,321	18,155	12,054
Total stock-based compensation expense	$38,694	$29,176	$20,603

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2021	2020	2019
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	14%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	83%	77%	81%
Total cost of revenue as a percentage of total revenue	41%	37%	37%

Comparison of Years Ended December 31, 2021 to December 31, 2020

The following tables in this section set forth our selected consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the years ended December 31, 2021 and 2020.

Revenue

	Year Ended December 31,		% Change
Revenue:	2021	2020	2021 vs. 2020
SaaS and license revenue	$460,372	$393,257	17%
Hardware and other revenue	288,597	224,746	28
Total revenue	$748,969	$618,003	21%

The $131.0 million increase in total revenue in 2021 as compared to 2020 was the result of a $67.1 million, or 17%, increase in our SaaS and license revenue and a $63.9 million, or 28%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $5.7 million to $32.3 million in 2021 as compared to $38.0 million during 2020, primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $60.0 million in 2021 as compared to 2020 primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2020. The SaaS and license revenue for our Other segment increased $7.1 million in 2021 as compared to 2020 primarily due to an increase in sales of our energy management and demand response solutions. The increase in hardware and other revenue in 2021 as compared to 2020 was primarily from the $64.9 million increase in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment due to an increase in the volume of video cameras and video recorders sold, as well as the increased revenue from our acquisition of SDS on December 14, 2020. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased 13%, or $1.0 million, in 2021 as compared to 2020 primarily due to a decrease in sales related to our property management solution.

Cost of Revenue

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Cost of revenue(1):
Cost of SaaS and license revenue	$66,758	$53,539	25%
Cost of hardware and other revenue	239,141	173,889	38
Total cost of revenue	$305,899	$227,428	35%
% of total revenue	41%	37%
_______________
(1) Excludes amortization and depreciation shown in operating expenses.

The $78.5 million increase in cost of revenue in 2021 as compared to 2020 was the result of a $65.3 million, or 38%, increase in cost of hardware and other revenue and a $13.2 million, or 25%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue decreased $0.2 million to $1.1 million during 2021 as compared to $1.3 million during 2020. The cost of hardware and other revenue for the Alarm.com segment increased $66.1 million in 2021 as compared to 2020 primarily due to an increase in the number of hardware units shipped and an increase in costs for freight shipments and inventory component costs. The cost of SaaS and license revenue for the Alarm.com segment increased $9.7 million in 2021 as compared to 2020 primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $3.5 million in 2021 as compared to 2020 primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 83% and 77% for the years ended December 31, 2021 and 2020, respectively. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue in 2021 as compared to 2020 is primarily due to the increase in costs for freight shipments and inventory component costs as well as a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% and 14% for the years ended December 31, 2021 and 2020, respectively. The increase in cost of SaaS and license revenue as a percentage of SaaS and license revenue in 2021 as compared to 2020 is a reflection of the mix of sales of services during the periods. Cost of software license revenue as a percentage of software license revenue was 4% and 3% for the years ended December 31, 2021 and 2020, respectively.

Sales and Marketing Expense

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Sales and marketing	$86,664	$75,967	14%
% of total revenue	11%	12%

The $10.7 million increase in sales and marketing expense in 2021 as compared to 2020 was primarily due to a $7.9 million increase in personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, attributable in part to increases in the headcount for our sales team to support our growth. Sales and marketing expense from our Other segment increased $2.4 million in 2021 as compared to 2020, primarily due to increases in personnel and related costs, attributable in part to increases in the expected payout of the subsidiary long-term incentive plan as well as increases in the headcount for our sales team. The overall number of employees in our sales and marketing teams increased from 461 as of December 31, 2020 to 476 as of December 31, 2021.

General and Administrative Expense

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
General and administrative	$87,406	$78,643	11%
% of total revenue	12%	13%

The $8.8 million increase in general and administrative expense in 2021 as compared to 2020 was primarily due to a $5.5 million increase in personnel and related costs for our Alarm.com segment due in part to an increase in employee headcount to support our operational growth as well as a $2.6 million decrease to the contingent consideration liability that occurred in 2020 which did not occur in 2021. See Note 10 to our consolidated financial statements for details regarding the changes to the contingent consideration liability. Additionally, the increase in general and administrative expense in 2021 as compared to 2020 was due to a $1.8 million increase in legal expenses within our Alarm.com segment resulting from intellectual property litigation. These increases were partially offset by a $1.0 million decrease in the provision for credit losses for our Alarm.com segment in 2021 as compared to a $1.5 million increase in the provision for credit losses for our Alarm.com segment in 2020. General and administrative expenses from our Other segment remained relatively consistent during 2021 as compared to 2020. The overall number of employees in general and administrative functions increased from 163 as of December 31, 2020 to 187 as of December 31, 2021.

Research and Development Expense

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Research and development	$177,713	$152,147	17%
% of total revenue	24%	25%

The $25.6 million increase in research and development expense in 2021 as compared to 2020 was primarily due to a $19.1 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $2.0 million increase in our expenses for external consultants. These increases were partially offset by $4.4 million of in-process research and development we acquired in 2020 which did not occur in 2021. Research and development expense from our Other segment increased by $7.2 million in 2021 as compared to 2020 primarily due to a $4.2 million increase in our personnel and related costs, including salary, benefits and stock-based compensation and a $2.7 million increase in expense for external consultants. The overall number of employees in research and development functions increased from 780 as of December 31, 2020 to 837 as of December 31, 2021.

Amortization and Depreciation

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Amortization and depreciation	$29,715	$27,520	8%
% of total revenue	4%	4%

Amortization and depreciation increased $2.2 million in 2021 as compared to 2020, primarily due to the intangible assets that were acquired in connection with the purchase of SDS on December 14, 2020.

Interest Expense

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Interest expense	$(15,956)	$(2,596)	515%
% of total revenue	(2)%	—%

Interest expense increased $13.4 million in 2021 as compared to 2020, primarily due to the amortization of the debt discount and debt issuance costs related to the 2026 Notes.

Interest Income

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Interest income	$587	$870	(33)%
% of total revenue	—%	—%

Interest income decreased $0.3 million in 2021 as compared to 2020, primarily due to a decrease in interest rates, partially offset by interest income earned on the cash from the proceeds of the 2026 Notes.

Other (Expense) / Income, Net

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Other (expense) / income, net	$(134)	$25,588	(101)%
% of total revenue	—%	4%

Other (expense) / income, net changed by $25.7 million during 2021 as compared to 2020, primarily due to recording a gain on the sale of an investment in one of our platform partners of $24.7 million within our Alarm.com segment in 2020 which did not occur in 2021 as well as recording a gain on the investment in one of our technology partners of $0.7 million within our Alarm.com segment in 2020 which did not occur in 2021.

(Benefit from) / Provision for Income Taxes

	Year Ended December 31,		% Change
	2021	2020	2021 vs. 2020
(Benefit from) / provision for income taxes	$(5,106)	$3,500	(246)%
% of total revenue	(1)%	1%

The (benefit from) / provision for income taxes changed by $8.6 million in 2021 as compared to 2020. Our effective tax rate was (11.1)% in 2021 as compared to 4.4% in 2020. The change in the (benefit from) / provision for income taxes was primarily due to increased tax windfall benefits from employee stock-based payment transactions, changes in estimated research and development tax credits and a decrease in income before income taxes in 2021 as compared to 2020.

Comparison of Years Ended December 31, 2020 to December 31, 2019

A comparison of the years ended December 31, 2020 and 2019 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95%, 94% and 93% of our revenue, net of intersegment eliminations, for the years ended December 31, 2021, 2020 and 2019, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,290 employees as of January 1, 2021 to 1,363 employees as of December 31, 2021. Our Other segment increased from 114 employees as of January 1, 2021 to 137 employees as of December 31, 2021. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Year Ended December 31,
	2021			2020			2019
	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses
Alarm.com	$426,823	$284,721	$348,700	$366,815	$219,826	$310,960	$317,580	$156,265	$249,097
Other	33,549	9,275	33,214	26,442	14,254	23,317	19,795	20,919	19,254
Intersegment Alarm.com	—	(3,089)	(416)	—	(3,093)	—	—	(4,301)	—
Intersegment Other	—	(2,310)	—	—	(6,241)	—	—	(7,895)	—
Total	$460,372	$288,597	$381,498	$393,257	$224,746	$334,277	$337,375	$164,988	$268,351

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $32.3 million, $38.0 million and $43.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2021, 2020 and 2019.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process in light of the continuing uncertainty arising from the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our most critical accounting estimates are summarized below. See Note 2 to our consolidated financial statements for a description of the following critical accounting estimates and our other significant accounting estimates.

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

We have variable consideration in the form of retrospective volume discounts, rebate incentives, restocking fees and assurance-type warranties, which contain uncertainties and require us to make estimates of the amount of consideration to which we will be entitled. The significant inputs related to our estimates of variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, the availability and performance of our services and the historical and expected number of returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2021, 2020 and 2019, our reserve against revenue for hardware returns was approximately 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

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

While variable consideration assumptions and assumptions regarding the relative stand-alone selling price are specific to each contract, we did not make any material changes to these assumptions for the year ended December 31, 2021. We do not expect any material changes in the near term to the underlying assumptions used to recognize revenue during the year ended December 31, 2021. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our SaaS and license revenue as well as our hardware and other revenue.

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

The liability for the subsidiary long-term incentive plan consists of the potential cash payment contingent upon meeting certain financial milestones related to the agreement established with certain employees of one of our subsidiaries. During 2020 and 2021, we estimated the fair value of the liability by using a Monte Carlo simulation model which involves several Level 3 unobservable inputs. The significant unobservable inputs used in the valuation as of December 31, 2021 included a weighted average revenue volatility of 7.5% and a revenue risk adjustment of 2.4%.
We do not expect any significant changes to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the liability related to the subsidiary long-term incentive plan as of December 31, 2021. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to increases or decreases in operating expenses.

The liability for the contingent consideration contains uncertainties and consisted of the potential earn-out payment related to our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The earn-out payment was contingent on the satisfaction of certain calendar 2020 revenue targets and had a maximum potential payment of up to $11.0 million. During parts of 2019 and 2020, we accounted for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. We estimated the fair value of the liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The contingent consideration liability was valued with Level 3 significant unobservable inputs, including the revenue volatility and the discount rate. All contingencies related to the contingent consideration liability were resolved as of December 31, 2020 and no further estimates were necessary as of December 31, 2021.

We did not make any material changes in the accounting methodology used to determine the fair value of the contingent consideration liability for the year ended December 31, 2021. We do not expect any material changes in the near term to the underlying assumptions used to determine the significant unobservable inputs used to calculate the fair value of the contingent consideration given that all contingencies have been resolved as of December 31, 2020.

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense related to time-based restricted stock units based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions, which requires considerable judgment. We estimate the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options. We use the "simplified method" to calculate the expected term, which is presumed to be the mid-point between the vesting date and the end of the contractual term. Beginning in November 2019, the expected volatility for options granted is based on historical volatilities of our stock over the estimated expected term of the stock options. The expected volatility for options granted prior to November 2019 was based on historical volatilities of our stock and publicly traded stock of comparable companies over the estimated expected term of the stock options.

We did not make any material changes to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2021 and we do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2021. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

Business Combinations

We are required to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. This valuation contains uncertainties and requires management to apply significant judgment in estimating the fair value of long-lived and intangible assets acquired, which involves the use of significant estimates and assumptions.

Significant estimates and assumptions in valuing intangible assets include estimates about future expected cash flows, discount rates, attrition rates related to acquired customer relationships, royalty rates and obsolescence factors related to acquired developed technology and royalty rates relate to acquired trade names.

We did not make any material changes to the underlying assumptions used as of the acquisition date to calculate the purchase price of the acquisition of SDS. We do not expect any material changes in the near term to the underlying assumptions used to calculate purchase price of the acquisition of SDS for the year ended December 31, 2021 given that the purchase price allocation was finalized during 2021.

Goodwill, Intangible Assets and Long-lived Assets

Goodwill

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

For our 2021 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. We did not make any material changes to the underlying assumptions used in our qualitative assessment of our goodwill as of October 1, 2021 and we do not expect any material changes in the near term to the underlying assumptions used in our qualitative assessment of our goodwill as of October 1, 2021. However, if changes in these assumptions occur, including as a result of performing a quantitative assessment instead of a qualitative assessment, and, should those changes be significant, they could have a material impact on our goodwill and potentially our other (expense) / income, net, if those significant changes result in an impairment.

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

For the year ended December 31, 2021, we determined there was an impairment of $0.1 million for an intangible asset acquired in 2014 related to customer relationships that no longer existed after December 31, 2021. There were no other indicators of impairment of our intangible assets with definite lives or long-lived assets. We did not make any material changes to the underlying assumptions used in our assessment of intangible assets and long-lived assets for the year ended December 31, 2021 and we do not expect any material changes in the near term to the underlying assumptions used in our assessment of intangible assets and long-lived assets for the year ended December 31, 2021. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our intangible assets and long-lived assets and potentially our other (expense) / income, net, if those significant changes result in an impairment.

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

We did not make any material changes to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2021 and we do not expect any material changes in the near term to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2021. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our deferred tax assets and liabilities as well as our (benefit from) / provision for income taxes.

Convertible Senior Notes

In accounting for the issuance of our 2026 Notes, we separate the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference between the aggregate principal amount and the liability component represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets.

We did not make any material changes to the underlying assumptions used to separate the notes into liability and equity components for the year ended December 31, 2021. We will adopt ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" on January 1, 2022, using the modified retrospective approach. We will record a reclassification from equity to debt through an adjustment upon adoption that will decrease additional paid-in capital by $56.5 million, net of tax; decrease deferred tax liabilities and deferred tax assets by $15.8 million and $0.4 million, respectively; increase convertible senior notes, net by $61.9 million; and increase retained earnings by $10.0 million, net of tax.

Specific to the 2026 Notes, we will also record less interest expense in 2022 and beyond 2022 as compared to 2021, due to eliminating the amortization of the debt discount on the equity component, which represented the embedded conversion feature. Additionally, this guidance requires that we adopt the if-converted method for computing diluted earnings per share, which will increase our diluted weighted average common shares outstanding and impact our earnings per share upon adoption. There will be no impact to our liquidity or cash flows as a result of adopting this guidance.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$710,621	$253,459
Accounts receivable, net	105,548	83,326
Working capital	788,281	307,170
We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of December 31, 2021 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of December 31, 2021, we had $710.6 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings.

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

On December 16, 2021, EnergyHub, Inc., acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. In consideration for the purchase of the developed technology, we paid $4.2 million in cash in December 2021, with the remaining $0.9 million expected to be paid 18 months following the acquisition date, subject to offset for any indemnification obligations. Additionally, we incurred $0.2 million in direct transaction costs related to legal fees during 2021 that were capitalized as a component of the consideration transferred. The combined $5.3 million consideration related to developed technology was recorded as an intangible asset at the time of the asset acquisition and will be amortized on a straight-line basis over an estimated useful life of seven years.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the next 12 months, we expect our capital expenditure requirements to be between $10.0 million and $12.0 million, primarily related to purchases of computer software and equipment as well as the continued build out of our leased and owned office space. The estimated capital expenditure requirements exclude land and real estate purchases, if we decide to make such purchases. Maturities of lease liabilities for our various office leases are as follows: $11.7 million in 2022, $11.3 million in 2023, $9.7 million in 2024, $8.3 million in 2025, $4.7 million in 2026 and $0.7 million in 2027 and thereafter.

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

The following discussion summarizes our current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with operating cash flows.

	Material Cash Requirements (in thousands)
	1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Convertible Notes:
Principal payments	$—	$—	$500,000	$—	$500,000
Special interest	—	—	—	—	—
Operating lease commitments	11,804	21,325	13,393	737	47,259
Other long-term liabilities[1]	184	3,595	1,516	—	5,295
Other commitments[2]	656	379	1	—	1,036
Total	$12,644	$25,299	$514,910	$737	$553,590
_______________
(1)See Note 12 to our consolidated financial statements for details on the components of other long-term liabilities. As of December 31, 2021, we recorded a liability for long-term accrued taxes and interest payable of $4.2 million. Due to the uncertainty in the timing of future payments, we have excluded the liability related to these uncertain tax positions from the table above. See Note 18 to our consolidated financial statements for additional information regarding income taxes.
(2)Represents amounts due under multi-year, non-cancelable contracts with third-party vendors, as well as other commitments.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. Future events could cause actual payments to differ from these estimates.

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

We used some of the proceeds to repay the $110.0 million outstanding principal balance under our credit facility and also used some of the proceeds to pay accrued interest, fees and expenses related to our credit facility (see the section titled "2017 Facility" below. We are using the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes and the 2017 Facility was terminated. We recognized an extinguishment loss of $0.2 million in other (expense) / income, net in our consolidated statements of operations during the year December 31, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. For the years ended December 31, 2020 and 2019, the effective interest rate on the 2017 Facility was 2.65% and 4.45%, respectively.

The carrying value of the 2017 Facility was zero and $110.0 million as of December 31, 2021 and 2020, respectively. The 2017 Facility included a variable interest rate that approximated market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2020.

Sources of Liquidity

The 2017 Facility was a revolving credit facility with SVB as administrative agent, and a syndicate of lenders to finance working capital and certain permitted acquisitions and investments. The 2017 Facility was available to us to refinance existing debt and for general corporate and working capital purposes including acquisitions, and prior to its termination on January 20, 2021, had a borrowing capacity of $125.0 million. We had the option to increase the borrowing capacity of the 2017 Facility to $175.0 million with the consent of the lenders. On January 20, 2021, we repaid the entire outstanding balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes and the 2017 Facility was terminated. The 2017 Facility is discussed in more detail above under “2017 Facility.”

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers and received proceeds of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. The 2026 Notes are discussed in more detail above under “Convertible Senior Notes.”

Dividends

We did not declare or pay dividends during the years ended December 31, 2021, 2020 or 2019. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock was limited during a portion of 2021 by restrictions under the terms of the agreements governing the 2017 Facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period that ended on November 29, 2020. On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the year ended December 31, 2020, we repurchased 147,153 shares of our common stock under the program that expired on November 29, 2020 in open market purchases for a total consideration of $5.1 million. No shares were purchased under these programs during the years ended December 31, 2021 and 2019.

Shares Withheld

As permitted under the terms of the 2015 Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $4.5 million of tax withholdings related to vesting of restricted stock units during the year ended December 31, 2021. Prior to using the withholding method to satisfy applicable tax withholding requirements for employees, we utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities	$103,157	$102,080	$47,112
Cash flows used in investing activities	(20,365)	(20,274)	(73,414)
Cash flows from / (used in) financing activities	374,370	52,024	(130)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For 2021, cash flows from operating activities were $103.2 million, compared to $102.1 million for 2020. This $1.1 million increase in cash flows from operating activities was due to a $43.8 million increase in non-cash and other reconciling items, partially offset by a $25.5 million decrease in net income and a $17.2 million decrease in cash from operating assets and liabilities.

The $43.8 million increase in non-cash and other reconciling items was primarily due to a $24.7 million gain on the sale of an investment in one of our platform partners in 2020 that did not occur in 2021, which was adjusted from net income within operating activities and presented as cash flows from investing activities. Additionally, the increase in non-cash and other reconciling items was primarily due to $15.7 million increase in amortization of the debt discount and debt issuance costs related to the 2026 Notes in 2021 as well as a $9.5 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units in 2021. These increases in non-cash and other reconciling items were partially offset by a $6.9 million change in deferred income taxes, primarily due to increased tax windfall benefits from employee stock-based payment transactions in 2021 as compared to 2020. The $17.2 million decrease in cash from operating assets and liabilities was primarily due to a $20.8 million change in inventory resulting from additional purchased inventory in 2021 as compared to 2020, which is due in part to the impacts of the COVID-19 pandemic and the related uncertainty surrounding the potential disruption to our supply chain. To a lesser extent, the decrease in cash from operating assets and liabilities was due to increases in prepayments for long lead-time parts related to inventory and other assets, partially offset by differences in timing of collection of receipts and payments of disbursements in 2021 as compared to 2020.

For 2020, cash flows from operating activities were $102.1 million, compared to $47.1 million for 2019. This $55.0 million increase in cash flows from operating activities was due to a $34.3 million increase in cash from operating assets and liabilities as well as a $23.3 million increase in net income, partially offset by a $2.6 million decrease in non-cash items. The $34.3 million increase in cash from operating assets and liabilities was primarily due to differences in timing of payments of disbursements and collection of receipts totaling $36.9 million, due in part to the $28.0 million payment made in 2019 for the agreement reached to settle the legal matter alleging violations of the Telephone Consumer Protection Act ,or TPCA, that did not occur in 2020. This increase in cash from operating assets and liabilities was partially offset by a $3.7 million change in inventory resulting from additional purchased inventory in 2020 that did not occur in 2019, which is due in part to the impacts of the COVID-19 pandemic and the uncertainty surrounding the potential disruption to our supply chain. The $2.6 million decrease in non-cash and other reconciling items was primarily due to a $24.7 million gain on the sale of an investment in one of our platform partners in 2020 that did not occur in 2019, which was adjusted from net income within operating activities and presented as cash flows from investing activities. This decrease in noncash and other reconciling items was partially offset by an $8.6 million increase in stock-based compensation resulting from additional grants of stock options and restricted stock units in 2020 and a gain of $6.9 million related to a promissory note with one of our hardware suppliers recorded in 2019 that did not occur in 2020. Additionally, the decrease in non-cash and other reconciling items was also partially offset by a $5.4 million increase in amortization and depreciation primarily from intangible assets that were acquired in connection with the purchase of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019.

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

For 2021, our cash flows used in investing activities was $20.4 million as compared to $20.3 million in 2020. The $0.1 million increase in cash used in investing activities was primarily due to our payment of $26.3 million, net of cash acquired, for 100% of the issued and outstanding ownership interest units of SDS in 2020 as well as $3.3 million used to acquire in-process research and development in 2020 that did not occur 2021. The increase in cash used in investing activities in 2021 as compared to 2020 was partially offset by $25.7 million in proceeds received from the sale of an investment in one of our platform partners in 2020, which did not occur in 2021 as well as $5.0 million used to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners in 2021, which did not occur in 2020.

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

Financing Activities

Cash generated by financing activities includes borrowings under the 2017 Facility, proceeds from the 2026 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For 2021, cash flows from financing activities was $374.4 million compared to $52.0 million in 2020. The $322.4 million increase in cash flows from financing activities was primarily due to $484.3 million in proceeds from the issuance of the 2026 Notes, net of issuance costs paid. This increase in cash flows from financing activities was partially offset by the repayment of $110.0 million to terminate the 2017 Facility in 2021 that did not occur in 2020 as well as the borrowing of $50.0 million under the 2017 Facility in 2020 that did not occur in 2021.

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

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, other (expense) / income, net, (benefit from) / provision for income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Adjusted EBITDA:
Net income	$51,175	$76,660	$53,330
Adjustments:
Interest expense, interest income and other (expense) / income, net	15,503	(23,862)	(8,483)
(Benefit from) / provision for income taxes	(5,106)	3,500	5,566
Amortization and depreciation expense	29,715	27,520	22,134
Stock-based compensation expense	38,694	29,176	20,603
Secondary offering expense	—	543	—
Acquisition-related expense	29	2,732	2,403
Litigation expense	12,462	8,988	12,754
Total adjustments	91,297	48,597	54,977
Adjusted EBITDA	$142,472	$125,257	$108,307

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of foreign exchange rates. Because our 2017 Facility was terminated in January 2021, we believe our exposure to interest rate risk and inflation risks are immaterial to our business for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic continues to create significant volatility in the financial markets subsequent to the year ended December 31, 2021.

Market Risk

On January 20, 2021, we issued the 2026 Notes. We carry these instruments at face value less unamortized discount and unamortized issuance costs on our consolidated balance sheets. However, the fair value of the 2026 Notes fluctuates when the market price of our common stock fluctuates.

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

ALARM.COM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alarm.com Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alarm.com Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the sale of cloud-based SaaS services on its integrated Alarm.com platform, the sales of licenses and services on its non-hosted software platform, and the sale of hardware products. Cloud-based SaaS services are billed monthly in advance and revenue is recognized on a monthly basis as the performance obligation is satisfied. Licenses on non-hosted services are billed monthly and revenue is recognized on a monthly basis as the services are performed. Hardware revenue is recognized when the customer obtains control. The Company’s total revenue was $749.0 million for the year ended December 31, 2021.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to the accuracy and occurrence of revenue transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the accuracy and occurrence of revenue transactions. These procedures also included, among others, evaluating, on a test basis, the accuracy and occurrence of transactions recognized as revenue by obtaining and inspecting, where applicable, invoices, customer purchase orders, dealer and license agreements, shipping documents and cash receipts from customers.

Convertible Senior Notes Transaction

As described in Notes 2 and 13 to the consolidated financial statements, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes in January 2021. The nature of the convertible senior notes (the “Notes”) required management to separate the Notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. Management determined the carrying amount of the equity component representing the conversion option by deducting the fair value of the liability component from the par value of the Notes as a whole.

The principal considerations for our determination that performing procedures relating to the convertible senior notes transaction is a critical audit matter are (i) the significant judgment by management in determining the fair value of the liability component of the Notes, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the selection of the interest rate of a similar debt instrument that does not have an associated convertible feature, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s accounting for the Notes transaction and determining the fair value of the liability component of the Notes, including controls over management’s valuation method, significant assumptions, and data. These procedures also included, among others, reading the agreements and evaluating the accounting for the Notes transaction, evaluating the methodology used by management to determine the liability by measuring the fair value of a similar note that does not have an associated conversion feature, and evaluating management’s selection of the interest rate of a comparable non-convertible note. Professionals with specialized skill and knowledge were used to assist in evaluating whether the interest rate of a comparable non-convertible note used by management was reasonable considering consistency with external market data.

/s/ PricewaterhouseCoopers LLP
Washington, DC
February 24, 2022

We have served as the Company’s auditor since 2009.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
SaaS and license revenue	$460,372	$393,257	$337,375
Hardware and other revenue	288,597	224,746	164,988
Total revenue	748,969	618,003	502,363
Cost of revenue(1):
Cost of SaaS and license revenue	66,758	53,539	50,066
Cost of hardware and other revenue	239,141	173,889	133,533
Total cost of revenue	305,899	227,428	183,599
Operating expenses:
Sales and marketing	86,664	75,967	61,815
General and administrative	87,406	78,643	69,959
Research and development	177,713	152,147	114,443
Amortization and depreciation	29,715	27,520	22,134
Total operating expenses	381,498	334,277	268,351
Operating income	61,572	56,298	50,413
Interest expense	(15,956)	(2,596)	(2,974)
Interest income	587	870	4,922
Other (expense) / income, net	(134)	25,588	6,535
Income before income taxes	46,069	80,160	58,896
(Benefit from) / provision for income taxes	(5,106)	3,500	5,566
Net income	51,175	76,660	53,330
Net loss attributable to redeemable noncontrolling interest	1,084	1,193	201
Net income attributable to common stockholders	$52,259	$77,853	$53,531

Per share information attributable to common stockholders:
Net income per share:
Basic	$1.05	$1.59	$1.11
Diluted	$1.01	$1.53	$1.06
Weighted average common shares outstanding:
Basic	49,869,857	48,950,328	48,427,446
Diluted	51,919,902	50,963,190	50,273,889
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$710,621	$253,459
Accounts receivable, net of allowance for credit losses of $2,168 and $4,696, respectively, and net of allowance for product returns of $1,181 and $1,480, respectively	105,548	83,326
Inventory	75,276	44,281
Other current assets, net of allowance for credit losses of $2 and $17, respectively	26,175	16,348
Total current assets	917,620	397,414
Property and equipment, net	41,713	44,796
Intangible assets, net	91,406	103,259
Goodwill	112,901	112,838
Deferred tax assets	13,547	21,692
Operating lease right-of-use assets	30,479	33,455
Other assets, net of allowance for credit losses of $78 and $72, respectively	24,349	18,233
Total assets	$1,232,015	$731,687
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$89,816	$53,927
Accrued compensation	23,495	22,307
Deferred revenue	5,697	4,037
Operating lease liabilities	10,331	9,973
Total current liabilities	129,339	90,244
Deferred revenue	9,140	8,492
Convertible senior notes, net	425,345	—
Long-term debt	—	110,000
Operating lease liabilities	32,591	37,697
Other liabilities	9,545	6,811
Total liabilities	605,960	253,244
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	12,888	10,691
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 50,406,606 and 49,630,773 shares issued; and 50,259,453 and 49,483,620 shares outstanding as of December 31, 2021 and 2020, respectively	504	496
Additional paid-in capital	498,979	405,831
Treasury stock, at cost; 147,153 shares as of each of December 31, 2021 and 2020	(5,149)	(5,149)
Retained earnings	118,833	66,574
Total stockholders’ equity	613,167	467,752
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,232,015	$731,687
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$51,175	$76,660	$53,330
Adjustments to reconcile net income to net cash from operating activities:
(Recovery of) / provision for credit losses on accounts receivable	(775)	2,162	1,170
Reserve for product returns	2,494	1,795	(123)
Recovery of credit losses on notes receivable	(9)	(359)	(3,272)
Provision for excess and obsolete inventory	448	1,451	485
Amortization on patents and tooling	1,240	882	700
Amortization and depreciation	29,715	27,520	22,134
Amortization of debt discount and debt issuance costs	15,823	108	108
Amortization of operating leases	9,692	8,888	7,600
Deferred income taxes	(10,115)	(3,256)	2,599
Change in fair value of contingent liability	—	(2,595)	(198)
Stock-based compensation	38,694	29,176	20,603
Gain on notes receivable	—	—	(6,931)
Acquired in-process research and development	—	3,297	850
Gain on sale of investment	—	(24,737)	—
(Gain on) / impairment of investment or intangible assets	86	(676)	605
Loss on early extinguishment of debt	185	—	—
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(23,941)	(10,098)	(22,273)
Inventory	(31,443)	(10,647)	(6,976)
Other current and non-current assets	(11,912)	(2,683)	(2,887)
Accounts payable, accrued expenses and other current liabilities	39,418	13,781	(10,980)
Deferred revenue	2,308	2,031	(1,567)
Operating lease liabilities	(11,809)	(10,177)	(8,268)
Other liabilities	1,883	(443)	403
Cash flows from operating activities	103,157	102,080	47,112
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(26,299)	(58,833)
Additions to property and equipment	(11,062)	(16,141)	(19,324)
Purchases of in-process research and development	—	(3,297)	(850)
Issuances or purchases of notes receivable	—	(1,200)	(26,103)
Receipt of payments on notes receivable	59	2,026	31,696
Purchase of investment in unconsolidated entity	(5,000)	—	—
Proceeds from sale of investment	—	25,687	—
Purchases of patents, patent licenses and developed technology	(4,362)	(1,050)	—
Cash flows used in investing activities	(20,365)	(20,274)	(73,414)
Cash flows from / (used in) financing activities:
Proceeds from credit facility	—	50,000	—
Repayments of credit facility	(110,000)	(3,000)	(4,000)
Proceeds from issuance of convertible senior notes	500,000	—	—
Payments of debt issuance costs	(15,698)	—	—
Payments of deferred consideration for business acquisitions	(1,160)	(1,538)	—
Purchases of treasury stock	—	(5,149)	—
Payments of tax withholdings related to vesting of restricted stock units	(4,476)	—	—
Issuances of common stock from equity-based plans	5,704	11,711	3,870
Cash flows from / (used in) financing activities	374,370	52,024	(130)
Net increase / (decrease) in cash and cash equivalents	457,162	133,830	(26,432)
Cash and cash equivalents at beginning of the period	253,459	119,629	146,061
Cash and cash equivalents at end of the period	$710,621	$253,459	$119,629

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows — (Continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures:
Cash paid for interest	$114	$2,427	$2,730
Cash paid for income taxes, net of refunds	4,146	7,369	2,254
Noncash investing and financing activities:
Cash not yet paid for capital expenditures	1,082	2,020	837
Cash not yet paid for business and asset acquisitions - holdback	850	1,017	2,970
Contingent liability from business acquisition	—	—	2,595

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Equity
(in thousands)

	Redeemable Noncontrolling Interest	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	$—	—	$—	48,102	$481	$341,139	—	$—	$(64,031)	$277,589
Adoption of accounting standard on leases	—	—	—	—	—	—	—	—	37	37
Common stock issued in connection with equity-based plans	—	—	—	598	6	3,864	—	—	—	3,870
Vesting of common stock subject to repurchase	—	—	—	1	—	8	—	—	—	8
Stock-based compensation expense	—	—	—	—	—	20,616	—	—	—	20,616
Noncontrolling interest assumed through acquisition	11,411	—	—	—	—	—	—	—	—	—
Net income / (loss) attributable to common stockholders	(201)	—	—	—	—	—	—	—	53,531	53,531
Balance as of December 31, 2019	$11,210	—	$—	48,701	$487	$365,627	—	$—	$(10,463)	$355,651
Adoption of accounting standard on credit losses	—	—	—	—	—	—	—	—	(816)	(816)
Common stock issued in connection with equity-based plans	—	—	—	930	9	11,702	—	—	—	11,711
Purchases of treasury stock	—	—	—	—	—	—	147	(5,149)	—	(5,149)
Stock-based compensation expense	—	—	—	—	—	29,176	—	—	—	29,176
Accretion adjustments of redeemable noncontrolling interest to redemption value	674	—	—	—	—	(674)	—	—	—	(674)
Net income / (loss) attributable to common stockholders	(1,193)	—	—	—	—	—	—	—	77,853	77,853
Balance as of December 31, 2020	$10,691	—	$—	49,631	$496	$405,831	147	$(5,149)	$66,574	$467,752
Common stock issued in connection with equity-based plans	—	—	—	776	8	5,696	—	—	—	5,704
Tax withholdings related to vesting of restricted stock units	—	—	—	—	—	(4,476)	—	—	—	(4,476)
Stock-based compensation expense	—	—	—	—	—	38,694	—	—	—	38,694
Equity component of convertible senior notes, net	—	—	—	—	—	56,515	—	—	—	56,515
Accretion adjustments of redeemable noncontrolling interest to redemption value	3,281	—	—	—	—	(3,281)	—	—	—	(3,281)
Net income / (loss) attributable to common stockholders	(1,084)	—	—	—	—	—	—	—	52,259	52,259
Balance as of December 31, 2021	$12,888	—	$—	50,407	$504	$498,979	147	$(5,149)	$118,833	$613,167

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2021, 2020 and 2019

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for the smart residential and commercial property, including interactive security, video monitoring, intelligent automation and energy management. Millions of property owners depend on our technology to intelligently secure, automate and manage their residential and commercial properties. Our solutions are delivered through an established network of over 10,900 trusted service provider partners, who are experts at selling, installing and supporting our solutions. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31.

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

We have unconsolidated equity investments in third-party businesses. Equity investments with readily determinable fair values are recorded at fair value. Equity investments without readily determinable fair values are recorded using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. We make a separate election to use the measurement alternative for each eligible investment, and reassess whether an investment qualifies for the alternative at each reporting period. Adjustments resulting from impairment, fair value or observable price changes are recorded in other (expense) / income, net in our consolidated statements of operations.

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

Reclassifications

Certain previously reported amounts in the liabilities footnote for the year ended December 31, 2020 have been reclassified to conform to our current presentation, including the addition of the subsidiary long-term incentive plan as a separate line item within the presentation of other liabilities.

Certain previously reported amounts in the income taxes footnote for the years ended December 31, 2020 and 2019 have been reclassified to conform to our current presentation, including the addition of the foreign withholding tax line of the reconciliation between the federal statutory rate and the effective income tax rate.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2021 and 2020, we have invested $679.3 million and $221.4 million in cash

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
equivalents in the form of money market funds with one financial institution, respectively. We consider these money market funds to be Level 1 financial instruments (see Note 10).

Accounts Receivable

Accounts receivable are principally derived from sales to customers located in the United States and Canada. Substantially all of our sales in Canada are transacted in U.S. dollars. Revenue in countries outside of North America accounted for 3% of our total revenue for each of the years ended December 31, 2021, 2020 and 2019. Accounts receivable balances related to service providers partners outside of North America were 4% and 7% as of December 31, 2021 and 2020, respectively. Our accounts receivable are stated at estimated realizable value.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. These risk characteristics are relevant to accounts receivable and notes receivable. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments since the adoption of Accounting Standards Update, or ASU, 2016-13, "Financial Instruments - Credit Losses (Topic 326)," or Topic 326, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses. Additionally, there were no significant changes in the amount of accounts receivable or notes receivable write-offs during the year ended December 31, 2021 as compared to historical periods other than a partial accounts receivable write-off of $0.7 million related to one of our distribution partners' outstanding balance during the year ended December 31, 2021. There were no purchases or sales of financial assets during the years ended December 31, 2021 and 2020.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the years ended December 31, 2021 and 2019, we recorded a reduction to credit loss expense of $1.0 million and $2.1 million in general and administrative expense in our consolidated statements of operations, respectively, primarily due to improvements in collections and improvements in the economic conditions used in the calculation of credit losses. For the year ended December 31, 2020, we recorded credit loss expense of $1.7 million in general and administrative expense in our consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
income. The accrued interest receivable as of December 31, 2021 and 2020 was less than $0.1 million and is reflected in other current assets within our consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the years ended December 31, 2021, 2020 and 2019.

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

ROU assets and lease liabilities resulting from operating leases are recorded on our consolidated balance sheets. We did not have any finance leases or subleases as of December 31, 2021 and 2020.

Lease expense is recognized on a straight-line basis over the term of the lease and is recorded in general and administrative expense. Some of our leases include tenant improvement allowances, which are recorded when we are reasonably certain to utilize the allowance and are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Leases with an initial lease term of twelve months or less are considered short-term leases. Short-term leases are not recorded on our consolidated balance sheets. Expenses associated with short-term leases are recognized on a straight-line basis over the term of the lease and are recorded in general and administrative expense. Short-term lease costs were immaterial for the years ended December 31, 2021 and 2020.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
In accounting for the transaction costs related to the issuance of the notes, we allocate the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets. See Note 13 for the carrying amount and estimated fair value of the 2026 Notes as of December 31, 2021.

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 85% equity ownership interest in PC Open Incorporated, a Washington corporation, doing business as OpenEye (see Note 7). The OpenEye stockholder agreement contains a put option that gives the minority OpenEye stockholders the right to sell their OpenEye shares to us based on the fair value of the shares. The OpenEye stockholder agreement also contains a call option that gives us the right to purchase the remaining OpenEye shares from the minority OpenEye stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2023. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the consolidated balance sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the consolidated statements of operations and the accretion of the redemption value is recorded as an adjustment to additional paid-in capital. The redemption value of the of the noncontrolling interest was $12.9 million and $10.7 million as of December 31, 2021 and 2020.

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

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model (a beta version). After technological feasibility is established, certain payroll and payroll-related costs are capitalized for engineers and product development employees directly associated with the development project. Cost capitalization ceases when the product is available for general release. Our non-hosted software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development results in a short duration between completion of the detailed program design and beta release. Accordingly, as of December 31, 2021 and 2020, we did not have any capitalized external software due to the shorter development cycle associated with agile development.

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
December 31, 2021, 2020 and 2019
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

To determine the transaction price, we analyze all of the performance obligations included in the contract. We consider the terms of the contract and our customary business practices, which typically do not include financing components or non-cash consideration. We have variable consideration in the form of retrospective volume discounts, rebate incentives, restocking fees and assurance-type warranties. The significant inputs related to our estimates of variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, the availability and performance of our services and the historical and expected number of returns. Depending on the type of variable consideration and its predictability, we may apply an "expected value" approach or a "most likely amount" approach. We estimate the variable consideration at the onset of a contract and include the variable consideration within the transaction price if it is probable that a significant reversal of the variable consideration would not occur in the future. When determining whether the amount of variable consideration included in the transaction price should be constrained, we look at the history of hardware purchased and subscribers added by our service provider partners to estimate the likelihood of those service provider partners obtaining the retrospective volume discounts and rebates. At times, our contracts include consideration payable to a customer in the form of fixed discounts or rebates. We record the consideration payable to a customer as a reduction to the transaction price resulting in a reduction to revenue over the service period.

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
December 31, 2021, 2020 and 2019
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

Software License Revenue

Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers sold on a per subscriber basis for access to our Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Software platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service. Our software license revenue during the years ended December 31, 2021, 2020 and 2019 was $32.3 million, $38.0 million and $43.4 million, respectively.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2021, 2020 and 2019, our reserve against revenue for hardware returns was approximately 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is 10 years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $6.0 million and $7.0 million as of December 31, 2021 and 2020, respectively, which combines current and long-term balances.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of software license revenue during the years ended December 31, 2021, 2020 and 2019 was $1.1 million, $1.3 million and $1.3 million, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Our cost of hardware and other revenue also includes royalty costs in connection with technology licensed from third-party providers.

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

Contract Asset and Contract Liability Balances

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each distinct promise to transfer a good or service, or bundle of goods or services. To identify the performance obligations, we consider all of the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. We record a contract asset when we satisfy a performance obligation by transferring a promised good or service. Contract assets can be conditional or unconditional depending on whether another performance obligation must be satisfied before payment can be received. We receive payments from our service provider partners based on the billing schedule established in our contracts. All of the accounts receivable presented in the consolidated balance sheets represent unconditional rights to consideration. We do not have any assets from contracts containing conditional rights and we do not have any assets from satisfied performance obligations that have not been invoiced.

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
December 31, 2021, 2020 and 2019
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

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. All of the deferred revenue presented in the consolidated balance sheets represents contract liabilities resulting from advance cash receipts from customers or amounts billed in advance to customers from the sale of services. Changes in deferred revenue are due to our performance under the contract as well as to cash received from new contracts for which services have not been provided.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis - In 2021 and 2020, we recorded assets for our money market accounts. In 2021 and 2020, we recorded liabilities for a long-term incentive plan with one of our subsidiaries at fair value on a recurring basis with any changes recorded as a cumulative adjustment. During parts of 2020, we recorded liabilities for a contingent consideration liability related to acquisitions at fair value on a recurring basis.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019

Concentration of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consists principally of cash and cash equivalents and accounts receivables. All of our cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. Our cash and cash equivalent accounts may exceed federally insured limits at times. We have not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, we evaluate the credit worthiness of our service provider partners and maintain an allowance for credit losses. The majority of our accounts receivable balance is due from our service provider partners in North America. We assess the concentrations of credit risk with respect to accounts receivables based on one industry and one geographic region and believe that our reserve for uncollectible accounts is appropriate based on our history and this concentration.

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense related to time-based restricted stock units based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. Our equity awards generally vest over five years and are settled in shares of our common stock. During 2021, 2020 and 2019, we recognized compensation expense of $38.7 million, $29.2 million and $20.6 million, respectively, and associated tax windfall benefit from stock-based awards of $10.1 million, $8.2 million and $5.2 million, respectively. We account for stock-based compensation arrangements with non-employees based upon the award’s grant date fair value. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option.

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

401(k) Defined Contribution Plan

We adopted the Alarm.com Holdings 401(k) Plan, or the Plan, on April 30, 2009. All of our employees are eligible to participate in the Plan. For the years ended December 31, 2021 and 2020, our discretionary match was 100% of employee contributions up to 10% of salary and up to a $5,000 maximum match. For the year ended December 31, 2019, our discretionary match was 100% of employee contributions up to 10% of salary and up to a $4,000 maximum match. We recognized compensation expense of $5.5 million, $5.0 million and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to our matching contributions.

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
December 31, 2021, 2020 and 2019
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

On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of OpenEye. Certain stockholders of OpenEye had the right to receive an earn-out payment of up to an additional $11.0 million based upon satisfaction of certain calendar 2020 revenue targets. The 2020 revenue targets were not met and the fair value of the contingent consideration liability related to the potential earn-out payment was zero as of December 31, 2021 and 2020.

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

For our 2021 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. Based on the results of our qualitative assessment, we determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount, including goodwill. Therefore, we concluded that there was no goodwill impairment as of October 1, 2021. Our assessment was performed as of October 1, 2021, and we have determined there has been no triggering events that resulted in goodwill impairment from our assessment date through December 31, 2021.

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

For the year ended December 31, 2021, we determined there was an impairment of $0.1 million for an intangible asset acquired in 2014 related to customer relationships that no longer existed after December 31, 2021. For the years ended December 31, 2020 and 2019, we determined there were no impairments of our intangible assets with definite lives or long-lived assets.

Advertising Costs

We expense advertising costs as incurred. Advertising costs totaled $9.6 million, $11.9 million and $7.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs are included within sales and marketing expenses on our consolidated statements of operations.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Due to the uncertainty of realization of certain deferred tax assets related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of December 31, 2021 and 2020. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards, which remained at $1.3 million as of December 31, 2020. This valuation allowance increased to $1.9 million as of December 31, 2021.

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

Comprehensive Income

Our comprehensive income for each of the years ended December 31, 2021, 2020 and 2019 was equal to our net income disclosed in the consolidated statements of operations.

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

We have redeemable noncontrolling interest related to our 85% equity ownership interest in OpenEye. When calculating net income attributable to the common stockholders, net loss attributable to redeemable noncontrolling interest should be excluded from net income. As a result, net income attributable to the common stockholders is equal to the net income less (i) dividends paid on unvested shares with any remaining earnings allocated in accordance with the bylaws between the outstanding common and preferred stock and (ii) net loss attributable to redeemable noncontrolling interest as of the end of each period.

Recent Accounting Pronouncements

Adopted

On December 18, 2019, the Financial Accounting Standards Board, or FASB, issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The update also simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. On January 1, 2021, we adopted Topic 740. This pronouncement did not have a material impact on our consolidated financial statements or disclosures.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019

Not Yet Adopted

On March 12, 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued such as the Eurodollar Base Rate, or LIBOR. The update allows entities to elect not to apply certain modification accounting requirements to contracts affected by the discontinuation of a reference rate if certain criteria are met. The amendment was effective beginning March 12, 2020 and will continue to be effective through December 31, 2022. Due to the termination of our credit facility on January 20, 2021 (see Note 13), which was our only material agreement that used LIBOR, this pronouncement is not expected to have an impact on our consolidated financial statements or disclosures.

On August 5, 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance eliminates two of the three models in Subtopic 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The amendment in this update is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance allows for either full retrospective adoption or modified retrospective adoption. We plan to use the modified retrospective adoption method, which will require us to record the effect of initially applying this guidance as a cumulative-effect adjustment to retained earnings on January 1, 2022. We have finalized our assessment of this guidance and on January 1, 2022, we will record a reclassification from equity to debt through an adjustment upon adoption that will decrease additional paid-in capital by $56.5 million, net of tax; decrease deferred tax liabilities and assets by $15.8 million and $0.4 million, respectively; increase convertible senior notes, net by $61.9 million; and increase retained earnings by $10.0 million, net of tax. Specific to the 2026 Notes, we will also record less interest expense in 2022 and beyond 2022 as compared to 2021, due to eliminating the amortization of the debt discount on the equity component, which represented the embedded conversion feature. Additionally, this guidance requires that we adopt the if-converted method for computing diluted earnings per share, which will increase our diluted weighted average common shares outstanding and impact our earnings per share upon adoption. There will be no impact to our liquidity or cash flows as a result of adopting this guidance.

On October 28, 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. We are currently assessing the impact this pronouncement may have on our consolidated financial statements, which will be dependent on the nature and size of any potential future acquisitions.

Note 3. Revenue from Contracts with Customers

Contract Assets

Our contract assets consist of capitalized commission costs and upfront payments made to customers. The current portion of capitalized commission costs and upfront payments made to customers is included in other current assets within our consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to customers is reflected in other assets within our consolidated balance sheets.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the years ended December 31, 2021, 2020 and 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
The changes in our contract assets are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning of period balance	$4,306	$4,578	$2,881
Commission costs and upfront payments to a customer capitalized in period	3,779	3,262	4,141
Amortization of contract assets	(3,565)	(3,534)	(2,444)
End of period balance	$4,520	$4,306	$4,578

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning of period balance	$12,529	$10,498	$11,176
Revenue deferred and acquired in current period	13,947	12,247	6,127
Revenue recognized from amounts included in contract liabilities	(11,639)	(10,216)	(6,805)
End of period balance	$14,837	$12,529	$10,498

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	December 31,
	2021	2020
Accounts receivable	$108,897	$89,502
Allowance for credit losses	(2,168)	(4,696)
Allowance for product returns	(1,181)	(1,480)
Accounts receivable, net	$105,548	$83,326

For the year ended December 31, 2021, we recorded a reduction to the provision for credit losses on our accounts receivable of $0.8 million. For the years ended December 31, 2020 and 2019, we recorded a provision for credit losses on our accounts receivable of $2.2 million and $1.2 million, respectively.

For the years ended December 31, 2021 and 2020, we recorded a $2.5 million and $1.8 million reserve for product returns in our hardware and other revenue, respectively. For the year ended December 31, 2019, we recorded a reduction to the reserve for product returns of $0.1 million in our hardware and other revenue. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
Allowance for Credit Losses - Accounts Receivable

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(4,442)	$(254)	$(2,500)	$(84)
Impact of adopting Topic 326	—	—	(212)	(155)
Recovery of / (provision for) expected credit losses	860	(85)	(2,109)	(53)
Write-offs	1,547	206	379	38
End of period balance	$(2,035)	$(133)	$(4,442)	$(254)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	December 31,
	2021	2020
Raw materials	$15,823	$9,475
Finished goods	59,453	34,806
Total inventory	$75,276	$44,281

Note 6. Property and Equipment, Net

Furniture, fixtures and office equipment, computer software and hardware, leasehold improvements and real property and improvements are recorded at cost and presented net of depreciation. We record land at historical cost. During the application development phase, we record capitalized development costs in our construction in progress account and then reclassify the asset to internal-use software when the project is ready for its intended use, which is usually when the code goes into production. Furniture, fixtures and office equipment and computer software and hardware are depreciated on a straight-line basis over lives ranging from three to five years. Internal-use software is amortized on a straight-line basis over a three-year period. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Real property is amortized on a straight-line basis over lives ranging from 15 to 39 years and the improvements related to real property are amortized on a straight-line basis over the shorter of the life of the underlying real property or the asset lives.

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2021	2020
Furniture, fixtures and office equipment	$8,124	$6,811
Computer software and hardware	29,490	22,805
Internal-use software	8,957	8,949
Construction in progress	2,059	9,777
Leasehold improvements	30,219	25,546
Real property and improvements	9,252	4,917
Land	1,398	1,398
Total property and equipment	89,499	80,203
Accumulated depreciation	(47,786)	(35,407)
Property and equipment, net	$41,713	$44,796

Depreciation expense related to property and equipment for the years ended December 31, 2021, 2020 and 2019 was $10.4 million, $8.3 million and $5.9 million, respectively. Amortization expense related to internal-use software of $2.0 million, $2.4 million and $1.9 million was included in those expenses for the years ended December 31, 2021, 2020 and 2019, respectively. We had no disposals and write-offs of property and equipment that impacted the consolidated statements of operations during the years ended December 31, 2021, 2020 and 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019

Note 7. Acquisitions

Asset Acquisitions

On December 16, 2021, EnergyHub, Inc., one of our wholly-owned subsidiaries, acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. We believe the acquisition of the developed technology will continue to advance our load-shaping energy management solution allowing additional devices to participate in utility programs that reduce or shift power consumption during peak demand periods.

In consideration for the purchase of the developed technology, we paid $4.2 million in cash in December 2021, with the remaining $0.9 million expected to be paid 18 months following the acquisition date, subject to offset for any indemnification obligations. Additionally, we incurred $0.2 million in direct transaction costs related to legal fees during 2021 that were capitalized as a component of the consideration transferred. The combined $5.3 million consideration related to developed technology was recorded as an intangible asset at the time of the asset acquisition and will be amortized on a straight-line basis over an estimated useful life of seven years.

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

On March 12, 2020, Alarm.com Incorporated acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of IPR&D. We believe the acquisition of the IPR&D will continue to strengthen our smart intercom capability, including building access security and convenience within the multiple dwelling unit market for residents, guests and deliveries.

In consideration for the purchase of the IPR&D, we paid $1.2 million in cash on March 12, 2020 and the remaining $0.3 million in September 2021. The $1.5 million consideration related to IPR&D was expensed at the time of the asset acquisition and was included in research and development expense in our consolidated statements of operations during 2020, as the IPR&D had no alternative future use.

On September 18, 2019, Alarm.com Incorporated acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of IPR&D. We believe the acquisition of the IPR&D will continue to strengthen our comprehensive suite of cloud-based solutions.

In consideration for the purchase of the IPR&D, we paid $0.9 million in cash on September 18, 2019 and the remaining $0.1 million in March 2021. The $1.0 million consideration related to IPR&D was expensed at the time of the asset acquisition and was included in research and development expense in our consolidated statements of operations during 2019, as the IPR&D had no alternative future use.

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
December 31, 2021, 2020 and 2019
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

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, "Business Combinations," SDS constituted a business and the assets and liabilities were recorded at their respective fair values as of December 14, 2020. We developed our estimate of the fair value of intangible net assets using the with-and-without method for customer relationships, the multi-period excess earnings method for the developed technology and the relief-from-royalty method for the trade name.

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
December 31, 2021, 2020 and 2019

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

Acquisition of a Business - OpenEye

On October 21, 2019, Alarm.com Incorporated acquired 85% of the issued and outstanding capital stock of OpenEye. OpenEye provides cloud-managed video surveillance solutions for the enterprise commercial market. The acquisition of OpenEye provides a key element to our comprehensive suite of interactive cloud-based services spanning video, access control, intrusion and automation for domestic and international commercial enterprises.

In consideration for the purchase of 85% of the issued and outstanding capital stock of OpenEye, we paid $61.2 million in cash on October 21, 2019, after deducting $2.8 million related to an agreed holdback. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of OpenEye as of the closing date, the purchase price increased by $0.2 million. The working capital adjustment was finalized and paid to the stockholders of OpenEye in the second quarter of 2020 along with a portion of the holdback. The remaining amount of the holdback is expected to be paid to the stockholders of OpenEye by the fourth quarter of 2022, subject to offset for any indemnification obligations. An earn-out of up to an additional $11.0 million was payable if certain calendar 2020 revenue targets were met, of which contingent consideration of $2.8 million was recorded as of October 21, 2019. The 2020 revenue targets were not met and the fair value of the contingent consideration liability related to the potential earn-out payment was zero as of December 31, 2021 and 2020.

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
December 31, 2021, 2020 and 2019
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

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, “Business Combinations,” OpenEye constituted a business and the assets and liabilities were recorded at their respective fair values as of October 21, 2019. We developed our estimate of the fair value of intangible net assets using a multi-period excess earnings method for customer relationships, the relief from royalty method for the developed technology and the relief-from-royalty method for the trade name.

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

Redeemable Noncontrolling Interests

Our redeemable noncontrolling interest relates to our 85% equity ownership interest in OpenEye. The OpenEye stockholder agreement contains a put option that gives the minority OpenEye stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares. The OpenEye stockholder agreement also contains a call option that gives us the right to purchase the remaining OpenEye shares from the minority OpenEye stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2023. The redeemable noncontrolling interest was recorded at fair value on October 21, 2019, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the consolidated balance sheets. The redemption value of the noncontrolling interest was $11.4 million as of October 21, 2019, and increased to $12.9 million as of December 31, 2021.

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
December 31, 2021, 2020 and 2019

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
December 31, 2021, 2020 and 2019
Business Combinations in Operations - OpenEye

The operations of the OpenEye business combination discussed above were included in the consolidated financial statements as of the acquisition date. The following table presents the revenue and losses of the business combination in the year of acquisition as reported within the consolidated financial statements (in thousands):

Year Ended December 31, 2019
Revenue	$5,863
Net loss	(1,646)

Note 8. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2020	$104,963	$—	$104,963
Goodwill acquired	7,176	—	7,176
Measurement period adjustment	699	—	699
Balance as of December 31, 2020	112,838	—	112,838
Goodwill acquired	—	—	—
Measurement period adjustment	63	—	63
Balance as of December 31, 2021	$112,901	$—	$112,901

On December 14, 2020, we acquired 100% of the issued and outstanding ownership interest units of SDS and recorded $7.2 million of goodwill in the Alarm.com segment. There were no impairments of goodwill recorded during the years ended December 31, 2021, 2020 or 2019. As of December 31, 2021, the accumulated balance of goodwill impairments was $4.8 million, which is related to our acquisition of EnergyHub in 2013.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2020	$84,396	$16,820	$2,222	$103,438
Intangible assets acquired	2,362	13,522	512	16,396
Amortization	(14,088)	(2,119)	(368)	(16,575)
Balance as of December 31, 2020	72,670	28,223	2,366	103,259
Intangible assets acquired	—	5,307	—	5,307
Impairment of intangible assets	(86)	—	—	(86)
Amortization	(13,158)	(3,373)	(543)	(17,074)
Balance as of December 31, 2021	$59,426	$30,157	$1,823	$91,406

We recorded $17.1 million, $16.6 million and $14.2 million of amortization related to our intangible assets for the years ended December 31, 2021, 2020 and 2019, respectively. We determined there was an impairment of $0.1 million for the remaining value of an intangible asset in the Alarm.com segment that was acquired in 2014 related to customer relationships that no longer existed after December 31, 2021, which was included in other (expense) / income, net in our consolidated statements of operations for the year ended December 31, 2021.There were no impairments of long-lived intangible assets during the years ended December 31, 2020 and 2019.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
The following tables reflect the weighted-average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	December 31, 2021
	Gross Carrying Amount	Impairment of Intangible Assets	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(86)	$(66,581)	$59,426	7.9
Developed technology	49,371	—	(19,214)	30,157	6.5
Trade name	3,815	—	(1,992)	1,823	3.1
Other	234	—	(234)	—	0.0
Total intangible assets	$179,513	$(86)	$(88,021)	$91,406	7.4

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(53,423)	$72,670	8.8
Developed technology	44,064	(15,841)	28,223	7.3
Trade name	3,815	(1,449)	2,366	4.0
Other	234	(234)	—	0.0
Total intangible assets	$174,206	$(70,947)	$103,259	8.3

The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ended December 31,	Amortization
2022	$18,275
2023	16,933
2024	14,998
2025	12,812
2026	10,993
2027 and thereafter	17,395
Total future amortization expense	$91,406

Note 9. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. In April 2020, we purchased 30 patents for $0.9 million and in October 2020, we purchased one patent for $0.2 million. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.2 million and $2.9 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, $0.6 million and $0.7 million of patent costs were included in other current assets and $1.6 million and $2.2 million of patent costs were included in other assets, respectively. We have $7.0 million of historical cost in purchased patents and patent licenses as of December 31, 2021. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to eighteen years. Patent cost amortization of $0.4 million was included in cost of SaaS and license revenue in our consolidated statements of operations for each of the years ended December 31, 2021, 2020 and 2019. Patent cost amortization of $0.3 million, $0.2 million and $0.1 million was included in amortization and depreciation in our consolidated statements of operations for the year ended December 31, 2021, 2020 and 2019, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
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

In June 2020, we amended the term loan with our distribution partner and also amended the subordinated credit agreement with the affiliated entity of the distribution partner. At the time of the amended term loan and subordinated credit agreement in June 2020, the outstanding balance of the term loan was $3.0 million and the outstanding balance of the subordinated credit agreement was $3.0 million. Under the amended terms, the distribution partner paid us $2.0 million in principal for the term loan on June 9, 2020 and the remaining $1.0 million was transferred to the amended subordinated credit agreement with the affiliated entity of the distribution partner. As of December 31, 2021 and 2020, none of the notes receivable balance related to the amended term loan was outstanding.

The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on September 9, 2025 and interest on the outstanding principal balance accrues at a rate of 9.0% per annum and is payable in kind. As of December 31, 2021 and 2020, $4.6 million and $4.2 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our consolidated balance sheets, respectively.

For the years ended December 31, 2021, 2020 and 2019, we recognized $3.0 million, $2.4 million and $1.9 million of revenue from the distribution partners associated with these loans, respectively.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of December 31, 2021 and 2020, $1.2 million of principal was outstanding from the service provider partner under the loan agreement.

For the years ended December 31, 2021, 2020 and 2019, we recognized $0.2 million, $0.1 million and less than $0.1 million of revenue from the service provider partner associated with this loan, respectively.

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

In March 2019, we also purchased and acquired a secured promissory note, or the Acquired Promissory Note, that matured on March 30, 2019 and was originally executed between our hardware supplier and another third-party secured creditor. The Acquired Promissory Note had an outstanding balance of $26.6 million as of December 31, 2018, including interest. We paid $16.4 million to the third-party secured creditor in exchange for all of the rights associated with the Acquired Promissory Note, including a security interest and a right to enforce that interest against all assets owned by the hardware supplier. We also paid an additional $6.0 million the third-party secured creditor in September 2019 based on the outcome of certain contingencies

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
measured as of May 4, 2019. The fair value of the Acquired Promissory Note at the date of purchase was $22.4 million, which represented the initial cash consideration paid in March 2019 and the contingent consideration paid in September 2019.

On June 24, 2019, we received a payment of $7.4 million from the supplier for the partial satisfaction of amounts due under the Promissory Notes and the Acquired Promissory Note. On July 15, 2019, we received an additional payment of $25.0 million from the supplier and converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of December 31, 2021 and 2020, our investment in the hardware supplier was $5.6 million.

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

Investment in a Technology Partner

In December 2016, we paid $0.3 million for a convertible promissory note with a technology partner. In April 2018, the $0.3 million convertible promissory note converted into 135,135 shares of Series A-1 Preferred Stock. At the time of conversion, we determined there was no value related to the Series A-1 Preferred Stock. Based on observable price changes from orderly transactions for similar investments, we increased the amount of our investment by $0.7 million and recorded a gain within other (expense) / income, net, in our consolidated statements of operations during the year ended December 31, 2020.

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from the same technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. Our investment in the technology partner was $5.7 million and $0.7 million as of December 31, 2021 and 2020, respectively.

Investment in a Platform Partner

On July 31, 2020, a platform partner, in which we held 3,548,820 shares of common stock of the platform partner, was acquired by an unrelated third party. As a result of the sale, we received proceeds of $25.7 million in exchange for our shares of the platform partner's common stock and we recorded a gain of $24.7 million within other income, net, in our consolidated statements of operations during the year ended December 31, 2020. As of December 31, 2021 and 2020, our investment in the platform partner was zero.

Allowance for Credit Losses - Notes Receivable

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(73)	$(16)	$—	$(16)
Impact of adopting Topic 326	—	—	(434)	(15)
(Provision for) / recovery of expected credit losses	(6)	15	360	(1)
Write-offs	—	—	1	16
End of period balance	$(79)	$(1)	$(73)	$(16)

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	December 31, 2021
Loan Receivables:	2021	2020	2019	2018	2017	Prior	Total
Current	$—	$1,151	$7	$—	$4,602	$—	$5,760
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$1,151	$7	$—	$4,602	$—	$5,760

Hardware Financing Receivables:
Current	$—	$—	$4	$—	$—	$—	$4
30-59 days past due	—	—	6	—	—	—	6
60-89 days past due	—	—	11	—	—	—	11
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$—	$21	$—	$—	$—	$21

	December 31, 2020
Loan Receivables:	2020	2019	2018	2017	2016	Prior	Total
Current	$1,200	$17	$—	$4,207	$—	$—	$5,424
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$1,200	$17	$—	$4,207	$—	$—	$5,424

Hardware Financing Receivables:
Current	$—	$67	$49	$—	$—	$—	$116
30-59 days past due	—	—	—	2	—	—	2
60-89 days past due	—	57	27	—	—	—	84
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	9	—	—	9
Total	$—	$124	$76	$11	$—	$—	$211

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019

The amortized cost of notes receivables placed on nonaccrual status is as follows (in thousands):

	December 31, 2021	December 31, 2020
Loan receivables	$—	$—
Hardware financing receivables	—	9
Total	$—	$9

During the years ended December 31, 2021, 2020 and 2019, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of December 31, 2021 and 2020, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of December 31, 2021 and 2020, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of December 31, 2021 and 2020, $17.7 million and $8.4 million of prepaid expenses were included in other current assets, respectively, primarily related to long lead-time parts related to our inventory and software licenses.

Note 10. Fair Value Measurements

The following tables presents our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of December 31, 2021	$679,278	$—	$—	$679,278
Money market accounts as of December 31, 2020	221,407	—	—	221,407

Liabilities:
Subsidiary long-term incentive plan December 31, 2021	$—	$—	$3,351	$3,351
Subsidiary long-term incentive plan December 31, 2020	—	—	1,000	1,000

The following table summarizes the change in fair value of the Level 3 liabilities for the subsidiary long-term incentive plan and contingent consideration liabilities from acquisitions with significant unobservable inputs (in thousands):

	Year Ended December 31,
	2021		2020
	Subsidiary Long-Term Incentive Plan	Contingent Consideration Liability from Acquisitions	Subsidiary Long-Term Incentive Plan	Contingent Consideration Liability from Acquisitions
Beginning of period balance	$1,000	$—	$574	$2,595
Changes in fair value included in earnings	2,351	—	426	(2,595)
End of period balance	$3,351	$—	$1,000	$—

The money market accounts are included in our cash and cash equivalents in our consolidated balance sheets. Our money market assets are valued using quoted prices in active markets. See Note 13 for the carrying amount and estimated fair value of the 2026 Notes as of December 31, 2021.

The liability for the subsidiary long-term incentive plan consists of the potential cash payment contingent upon meeting certain financial milestones related to the agreement established with certain employees of one of our subsidiaries. This incentive plan was established in November 2017 and the amount of compensation awarded to employees depends on the fair market value of the subsidiary, which is determined in part by the subsidiary’s projected financial results. We account for the subsidiary long-term incentive plan using fair value and establish liabilities for the future payments under the terms of the incentive plan based on estimating revenue, EBITDA and EBITDA margin of the subsidiary over the period of the incentive plan through the anticipated achievement of the milestones. We estimate the fair value of the liability by using a Monte Carlo

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
simulation model which involves several Level 3 unobservable inputs. The significant unobservable inputs used in the valuation as of December 31, 2021 included a weighted average revenue volatility of 7.5% and a revenue risk adjustment of 2.4%. The revenue volatility was weighted using revenue volatility results from the subsidiary’s peer group as well as market transaction metrics. The revenue risk adjustment was calculated using capital structure allocations from the subsidiary’s peer group, market transaction metrics as well as United States Treasury yields. Selecting another revenue volatility or revenue risk adjustment within an acceptable range would not result in a significant change to the fair value of the subsidiary long-term incentive plan liability.

At each reporting date until the incentives are paid or expire, we will remeasure the liability, using the same valuation approach and we will record any changes as increases or decreases to the applicable operating expense category based on the respective employee’s function (sales and marketing, general and administrative or research and development) as a cumulative adjustment. The remaining liability balances are included in other liabilities in our consolidated balance sheets (see Note 12).

The contingent consideration liability consisted of the potential earn-out payment related to our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The earn-out payment was contingent on the satisfaction of certain calendar 2020 revenue targets and had a maximum potential payment of up to $11.0 million. During parts of 2019 and 2020, we accounted for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. The contingent consideration liability was valued with significant unobservable inputs, including the revenue volatility and the discount rate. Selecting another revenue volatility or discount rate within an acceptable range would not have resulted in a significant change to the fair value of the contingent consideration liability. As of October 21, 2019, the fair value of the liability was $2.8 million. At each reporting date until December 31, 2020, we remeasured the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date were recorded in general and administrative expense in our consolidated statements of operations. As of December 31, 2020, the 2020 revenue targets were not met and the fair value of the contingent consideration related to the potential earn-out payment decreased to zero as compared to the initial liability recorded at the acquisition date, primarily due to OpenEye's 2020 actual revenue being less than the projected revenue. All contingencies related to the contingent consideration liability were resolved as of December 31, 2020 and no further estimates were necessary as of December 31, 2021.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the years ended December 31, 2021, 2020 and 2019. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the years ended December 31, 2021, 2020 and 2019.

Note 11. Leases

We lease office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2027. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $12.1 million.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$9,692	$8,888	$7,600
Cash paid for amounts included in the measurement of operating lease liabilities	11,809	10,177	8,268
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	5,158	10,073	7,886

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term — operating leases	4.2 years	4.9 years
Weighted-average discount rate — operating leases	3.6%	3.6%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
2022	$11,676
2023	11,268
2024	9,684
2025	8,336
2026	4,676
2027 and thereafter	677
Total lease payments	46,317
Less: imputed interest(2)	3,395
Present value of lease liabilities	$42,922
_______________
(1)Operating lease payments exclude $0.9 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $1.0 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

Note 12. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable	$64,751	$38,163
Accrued expenses	19,894	11,449
Other current liabilities	5,171	4,315
Accounts payable, accrued expenses and other current liabilities	$89,816	$53,927

The components of other liabilities are as follows (in thousands):

	December 31, 2021	December 31, 2020
Holdback liability from asset acquisitions and business combinations	$850	$1,500
Subsidiary long-term incentive plan	3,351	1,000
Other liabilities	5,344	4,311
Other liabilities	$9,545	$6,811

Note 13. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Convertible Senior Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers. The terms of the 2026 Notes are governed by an Indenture, or the Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs.

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
December 31, 2021, 2020 and 2019
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

As of December 31, 2021, the fair value of our 2026 Notes was $452.5 million. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
the fair value hierarchy. Based on the closing price of our common stock of $84.81 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of December 31, 2021.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	December 31, 2021	December 31, 2020
Principal	$500,000	$—
Unamortized debt discount	(63,520)	—
Unamortized debt issuance costs	(11,135)	—
Net carrying amount	$425,345	$—

The net carrying amount of the equity component of the 2026 Notes is as follows (in thousands):

	December 31, 2021	December 31, 2020
Debt discount for conversion option	$77,199	$—
Debt issuance costs	(2,424)	—
Net carrying amount	$74,775	$—

Interest expense related to the 2026 Notes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization of debt discount	$13,678	$—	$—
Amortization of debt issuance costs	2,139	—	—
Total interest expense	$15,817	$—	$—

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

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes. The 2017 Facility was terminated on January 20, 2021 and we recognized an extinguishment loss of $0.2 million in other (expense) / income, net in our consolidated statements of operations during the year December 31, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021, until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. For the years ended December 31, 2020 and 2019, the effective interest rate on the 2017 Facility was 2.65% and 4.45%, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019

The carrying value of the 2017 Facility was zero and $110.0 million as of December 31, 2021 and 2020, respectively. The 2017 Facility included a variable interest rate that approximated market rates and, as such, we classified the liability as Level 2 within the fair value hierarchy and determined that the carrying amount of the 2017 Facility approximated its fair value as of December 31, 2020.

Commitments and Contingencies

Contingent Consideration

On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of OpenEye. Certain stockholders of OpenEye had the right to receive an earn-out payment of up to an additional $11.0 million based upon satisfaction of certain calendar 2020 revenue targets. At October 21, 2019, the fair value of the contingent consideration liability was $2.8 million. At each reporting date until December 31, 2020, we remeasured the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date were recorded in the consolidated statements of operations. As of December 31, 2020, the 2020 revenue targets were not met and the fair value of the contingent consideration related to the potential earn-out payment decreased to zero as compared to the initial liability recorded at the acquisition date, primarily due to OpenEye's 2020 actual revenue being less than the projected revenue (see Note 10).

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

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. In 2017 and 2019, the U.S. Patent Trial and Appeal Board, or PTAB, issued final written decisions in inter partes reviews finding all or some of the claims in five of the asserted patents unpatentable. These decisions were affirmed on appeal. Vivint is proceeding with its case on three patents. Discovery closed on October 29, 2021. Vivint has moved for partial summary judgment and Alarm.com has moved for summary judgment; both motions are pending decision. No trial date has been set. On February 12, 2021, we filed an action in U.S. District Court, Eastern District of Virginia challenging the refusal by the U.S. Patent and Trademark Office, or PTO, to proceed with ex parte reexaminations of the remaining patent claims asserted in the lawsuit. The U.S. District Court, Eastern District of Virginia granted the PTO’s motion to dismiss the case for lack of jurisdiction on June 22, 2021. We appealed the dismissal to the Federal Circuit on June 24, 2021.

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

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. Our response to the complaint is due on March 28, 2022. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. The other three asserted patents are currently in ex parte reexamination proceedings at the PTO, and one of them is also the subject of a pending inter partes review before the PTAB.

Should EcoFactor prevail in its lawsuit we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to EcoFactor’s claims, the outcome of these legal claims cannot be predicted with certainty and any of these outcomes could result in an adverse effect on our business. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam is seeking preliminary

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more of six patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed an amended complaint on March 24, 2021. ADT answered the amended complaint on April 30, 2021 and asserted defenses based on non-infringement and invalidity of all the patents in question, and inequitable conduct as to one of the patents. On August 6, 2021, the parties to the case stipulated to the dismissal of Vivint’s claims as to one of the six patents, leaving five in the case. On June 25, 2021, ADT filed a motion for judgment on the pleadings seeking judgment in its favor on the grounds that the claimed inventions are directed to ineligible subject matter. On February 22, 2022, the court denied the motion without prejudice and granted Vivint leave to file a second amended complaint. The case is currently in discovery, and no trial date has been set. One of the asserted patents is under inter partes review at the PTAB, and ADT has filed petitions for inter partes review for three other asserted patents for which decisions on institution are pending.

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

Note 14. Stockholders' Equity

Authorized shares

We are authorized to issue two classes of stock, common stock and preferred stock. On June 9, 2015, the board of directors amended and restated our Amended and Restated Certificate of Incorporation, effective upon the closing of our initial public offering, or IPO, on July 1, 2015, and authorized us to issue up to 300,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
Common and Preferred Stock

As of December 31, 2021 and 2020, there were 50,406,606 and 49,630,773 shares of common stock issued, and 50,259,453 and 49,483,620 shares of common stock outstanding, respectively. As of December 31, 2021 and 2020, there were no preferred shares issued and outstanding. Each outstanding share of common stock is entitled to one vote per share.

Stock Repurchase Programs

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period that ended on November 29, 2020. On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the year ended December 31, 2020, we repurchased 147,153 shares of our common stock under the program that expired on November 29, 2020. No shares were purchased under these programs during the years ended December 31, 2021 and 2019.

Shares Withheld

As permitted under the terms of the 2015 Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $4.5 million of tax withholdings related to vesting of restricted stock units during the year ended December 31, 2021. Prior to using the withholding method to satisfy applicable tax withholding requirements for employees, we utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Note 15. Stock-Based Compensation

Stock-based compensation expense was included in the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,
Stock-based compensation expense data:	2021	2020	2019
Sales and marketing	$4,432	$3,025	$2,075
General and administrative	9,941	7,996	6,474
Research and development	24,321	18,155	12,054
Total stock-based compensation expense	$38,694	$29,176	$20,603

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options and assumed options	$3,707	$3,406	$3,783
Restricted stock units	34,799	25,605	16,627
Employee stock purchase plan	188	165	193
Total stock-based compensation expense	$38,694	$29,176	$20,603
Tax windfall benefit from stock-based awards	$10,063	$8,202	$5,154

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

In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan, or the 2009 Plan. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than ten years, commencing on January 1, 2016 through January 1, 2024, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of December 31, 2021, 6,314,616 shares remained available for future grant under the 2015 Plan. In December 2021, our board of directors determined that the January 1, 2022 increase in the number of shares reserved for issuance under the 2015 Plan would be 5.0% of the total number of shares of common stock outstanding on December 31, 2021, or 2,512,972 shares. In December 2020, our board of directors determined that the January 1, 2021 increase in the number of shares reserved for issuance under the 2015 Plan would be 2.5% of the total number of shares of common stock outstanding on December 31, 2020, or 1,237,090 shares. There was no increase to the number of shares of common stock reserved for issuance under the 2015 Plan in the years ended December 31, 2020 and 2019.

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

Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were no unvested shares of common stock outstanding subject to our right of repurchase as of December 31, 2021 and 2020. We did not repurchase any unvested shares of common stock related to early exercised stock options in connection with employee terminations during the years ended December 31, 2021 and 2020. We repurchased 27 unvested shares of common stock related to early exercised stock options in connection with employee terminations during the year ended December 31, 2019. There were no proceeds from the early exercise of the unvested stock options reflected in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets as of December 31, 2021 and 2020.

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

There were 143,700, 143,650 and 186,500 stock options granted during the years ended December 31, 2021, 2020 and 2019, respectively. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is 0%.

The following table summarizes the assumptions used for estimating the fair value of stock options granted:

Year Ended December 31,
	2021	2020	2019
Volatility	41.8 - 42.6%	39.2 - 42.3%	39.6 - 42.2%
Expected term	6.2 - 6.7 years	6.2 - 6.7 years	6.3 - 7.5 years
Risk-free interest rate	1.0 - 1.2%	0.4 - 1.8%	1.4 - 2.5%
Dividend rate	—%	—%	—%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,343,479	$25.75	5.7	$104,388
Granted	143,700	84.23
Exercised	(306,304)	13.61		21,895
Forfeited	(8,981)	51.55
Expired	(4,413)	11.81
Outstanding as of December 31, 2021	1,167,481	$35.99	5.7	$57,129
Vested and expected to vest as of December 31, 2021	1,167,481	$35.99	5.7	$57,129
Exercisable as of December 31, 2021	750,252	$23.74	4.5	$45,835

The weighted average grant date fair value for our stock options granted during the years ended December 31, 2021, 2020 and 2019 was $36.63, $16.79 and $25.01, respectively. The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $3.4 million, $3.6 million and $3.4 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $21.9 million, $33.4 million and $15.1 million, respectively. As of December 31, 2021, the total compensation cost related to nonvested awards not yet recognized was $5.5 million, which will be recognized over a weighted average period of 2.6 years. Cash received from exercises of stock options was $4.2 million, $10.2 million and $2.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
The following table summarizes the assumed stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,633	$6.09	4.6	$743
Exercised	(745)	4.57		58
Expired	(361)	4.55
Outstanding as of December 31, 2021	6,527	$6.35	3.7	$512
Vested and expected to vest as of December 31, 2021	6,527	$6.35	3.7	$512
Exercisable as of December 31, 2021	6,527	$6.35	3.7	$512

The weighted average grant date fair value for the assumed stock options granted during the year ended December 31, 2017 was $4.78. There were no new grants under the assumed Icontrol Plans in 2021, 2020 and 2019. The total fair value of assumed stock options vested during the years ended December 31, 2021, 2020 and 2019 was zero, less than $0.1 million and $0.1 million, respectively. The aggregate intrinsic value of assumed stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.4 million and $0.3 million, respectively. As of December 31, 2021, there were no compensation costs related to the nonvested awards not yet recognized. Cash received from exercises of stock options was less than $0.1 million during each of the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units

There was an aggregate of 837,576, 498,416 and 827,764 RSUs without performance conditions granted to certain of our employees and directors during the years ended December 31, 2021, 2020 and 2019, respectively. There was an aggregate of 120,314 and 66,000 RSUs with performance conditions granted to certain of our employees and directors during the years ended December 31, 2021 and 2020, respectively. There were no RSUs with performance conditions granted to certain of our employees and directors during the year ended December 31, 2019. The time-based RSUs vest over a five-year period from the vesting commencement date, which is generally the grant date. The performance-based RSUs vest when the related performance conditions are met. Vested RSUs presented below include the amount of shares withheld to satisfy tax withholding requirements to be paid by us on behalf of our employees when applicable. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense for time-based RSUs using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The condition for vesting of the RSUs is based on continued employment. We recognize stock-based compensation expense for performance-based RSUs based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. As of December 31, 2021, the total unrecognized compensation expense related to RSUs without performance conditions amounted to $69.2 million, which is expected to be recognized over a weighted average period of 2.6 years. As of December 31, 2021, the total unrecognized compensation expense related to RSUs with performance conditions amounted to $6.6 million, which is expected to be recognized over a weighted average period of 4.0 years.

The following table summarizes RSU activity:

	RSUs without Performance Conditions			RSUs with Performance Conditions
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,630,640	$47.73	$168,690	66,000	$56.83	$6,828
Granted	837,576	86.35		120,314	87.53
Vested	(482,810)	43.36	41,948	(20,000)	56.83	1,728
Forfeited	(187,507)	68.63		(36,596)	87.53
Outstanding as of December 31, 2021	1,797,899	$64.71	$152,480	129,718	$76.64	$11,001
Vested and expected to vest as of December 31, 2021	1,797,899	$64.71	$152,480	114,063	$75.15	$9,674

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
The weighted average grant date fair value for our RSUs without performance conditions granted during the years ended December 31, 2021, 2020 and 2019 was $86.35, $50.61 and $52.16, respectively. The weighted average grant date fair value for our RSUs with performance conditions granted during the years ended December 31, 2021, 2020 and 2019 was $87.53, $56.83 and $0.00, respectively. The total fair value of RSUs without performance conditions vested during the years ended December 31, 2021, 2020 and 2019 was $20.9 million, $9.0 million and $9.0 million, respectively. The total fair value of RSUs with performance conditions vested during the years ended December 31, 2021, 2020 and 2019 was $1.1 million, zero and zero, respectively.

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of December 31, 2021, 1,954,623 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. There was no increase to the number of shares of common stock reserved for issuance under the 2015 ESPP in any of 2019, 2020 or 2021 nor will the number of shares be increased in 2022. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. An aggregate of 19,628, 29,933 and 26,811 shares were purchased by employees for the years ended December 31, 2021, 2020 and 2019, respectively, for which we recognized $0.2 million of compensation expense during each of those years. Compensation expense is recognized for the amount of the discount, net of actual forfeitures and voluntary withdrawals, over the six-month purchase period.

Note 16. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income	$51,175	$76,660	$53,330
Net loss attributable to redeemable noncontrolling interest	1,084	1,193	201
Net income attributable to common stockholders (A)	$52,259	$77,853	$53,531
Weighted average common shares outstanding — basic (B)	49,869,857	48,950,328	48,427,446
Dilutive effect of stock options and restricted stock units	2,050,045	2,012,862	1,846,443
Weighted average common shares outstanding — diluted (C)	51,919,902	50,963,190	50,273,889
Net income per share:
Basic (A/B)	$1.05	$1.59	$1.11
Diluted (A/C)	$1.01	$1.53	$1.06

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Stock options	142,660	158,515	223,259
Restricted stock units	11,630	62,194	136,600
Common stock subject to repurchase	—	—	250

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
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

Since we expect to settle the principal amount on our outstanding 2026 Notes in cash and any excess in cash or shares of our common stock, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $147.19 per share for the 2026 Notes. Based on the initial conversion price and the average market price of our common stock for the year ended December 31, 2021, there was no dilutive effect of the 2026 Notes on our earnings per share during the year ended December 31, 2021.

Note 17. Significant Service Providers

During the years ended December 31, 2021, 2020 and 2019, our 10 largest revenue service provider partners accounted for 47%, 48% and 52% of our consolidated revenue. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the years ended December 31, 2021, 2020 and 2019.

One and two service provider partners in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2021 and 2020, respectively.

Note 18. Income Taxes

The components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$2,678	$3,583	$1,615
State	1,437	2,735	900
Foreign	894	438	452
Total Current	5,009	6,756	2,967
Deferred
Federal	(9,295)	(3,628)	2,622
State	(820)	372	(23)
Foreign	—	—	—
Total Deferred	(10,115)	(3,256)	2,599
Total	$(5,106)	$3,500	$5,566

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
The difference between the income tax expense at the federal statutory rate and income tax expense in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income tax expense, net of federal benefits	(1.0)	1.4	0.6
Nondeductible meals and entertainment	0.5	0.1	0.8
Foreign-derived intangible income deduction	(1.7)	(1.4)	(0.7)
Valuation allowance	1.1	1.3	—
Research and development tax credits	(17.7)	(9.4)	(7.1)
Tax windfall benefits	(18.8)	(8.8)	(7.5)
Change in tax rate	—	(0.2)	0.4
Foreign withholding tax	1.9	0.5	0.8
Nondeductible compensation	1.9	—	—
Other	1.7	(0.1)	1.2
Effective rate	(11.1)%	4.4%	9.5%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
The components of our net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets, non-current
Provision for credit losses on accounts receivable	$847	$1,524
Depreciation	281	261
Accrued expenses	4,749	4,633
Deferred revenue	2,061	1,725
Operating lease liabilities	10,619	11,511
Stock-based compensation	15,461	12,768
Acquisition costs	2,627	2,773
Subsidiary unit compensation	804	249
Equity investments	—	31
Inventory reserve	439	240
Debt issuance costs	402	—
Net operating losses	1,262	1,198
Tax credits	9,405	5,502
Other	577	288
Total deferred tax assets, non-current prior to valuation allowance	49,534	42,703
Valuation allowance	(2,209)	(1,568)
Total deferred tax assets, non-current, net of valuation allowance	47,325	41,135
Deferred tax liabilities, non-current
Intangible assets and prepaid patent licenses	(2,905)	(4,421)
Operating lease right-of-use assets	(7,534)	(8,043)
Depreciation	(6,446)	(5,322)
Sales commissions	(896)	(866)
Contingent liability	—	(171)
Internally developed software	(147)	(620)
Equity investments	(92)	—
Convertible debt discount	(15,758)	—
Total deferred tax liabilities, non-current	(33,778)	(19,443)
Net deferred tax assets, non-current	$13,547	$21,692

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest expense) is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$4,228	$3,065	$2,801
Additions based on tax positions of the current year	1,526	1,166	718
Additions based on tax positions of prior year	15	656	18
Decreases based on tax positions of prior year	(10)	(259)	(253)
Decreases due to lapse of applicable statute of limitations	(218)	(400)	(219)
Ending balance	$5,541	$4,228	$3,065

Our effective income tax rates were (11.1)%, 4.4% and 9.5% for the years ended December 31, 2021, 2020 and 2019, respectively. Our effective tax rates were below the statutory rate primarily due to tax windfall benefits from employee stock-

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
based payment transactions, research and development tax credits claimed and foreign derived intangible income deductions, partially offset by the impact of foreign withholding taxes, nondeductible compensation and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of December 31, 2021 and 2020. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards, which remained at $1.3 million as of December 31, 2020. This valuation allowance increased to $1.9 million as of December 31, 2021.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits of $1.4 million, $1.1 million and $0.6 million primarily for research and development tax credits claimed during the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, we accrued $0.2 million and $0.1 million of total interest related to unrecognized tax benefits, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We are not aware of any events that make it reasonably possible that there would be a significant change in our unrecognized tax benefits over the next twelve months. Our cumulative liability for uncertain tax positions was $5.4 million and $4.2 million as of December 31, 2021 and 2020, respectively, and if recognized, would reduce our income tax expense and the effective tax rate.

We file income tax returns in the United States and Canada. Our tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. We are no longer subject to U.S. income tax examinations for years prior to 2018, with the exception that operating loss carryforwards generated prior to 2018 may be subject to tax audit adjustment. We are generally no longer subject to state and local income tax examinations by tax authorities for years prior to 2018. On October 13, 2021, the Internal Revenue Service commenced an examination of our federal income tax return for 2018, which is ongoing. The anticipated completion date of the Internal Revenue Service examination cannot be estimated at this time.

As of December 31, 2021, we had gross federal net operating loss carryforwards of $4.2 million, which are scheduled to begin to expire in 2030. As of December 31, 2021, we had state net operating loss carryforwards of $1.9 million, which are scheduled to begin to expire in 2034. As of December 31, 2021, we had federal research and development tax credit carryforwards of $5.9 million, on a more likely than not basis, which are scheduled to begin to expire in 2041. As of December 31, 2021, we had state research and development tax credit carryforwards of $3.8 million, on a more likely than not basis, which are scheduled to begin to expire in 2024. The federal net operating loss carryforward arose in connection with the 2013 acquisition of EnergyHub. Utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change limitations as provided by the Internal Revenue Code of 1986, as amended.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95%, 94% and 93% of our revenue, net of intersegment eliminations, for the years ended December 31, 2021, 2020 and 2019, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Year Ended December 31, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$426,823	$33,549	$—	$—	$460,372
Hardware and other revenue	284,721	9,275	(3,089)	(2,310)	288,597
Total revenue	711,544	42,824	(3,089)	(2,310)	748,969
Operating income / (loss)	70,646	(9,590)	766	(250)	61,572
Assets	1,264,416	37,198	(69,595)	(4)	1,232,015

	Year Ended December 31, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$366,815	$26,442	$—	$—	$393,257
Hardware and other revenue	219,826	14,254	(3,093)	(6,241)	224,746
Total revenue	586,641	40,696	(3,093)	(6,241)	618,003
Operating income / (loss)	59,194	(2,908)	393	(381)	56,298
Assets	763,925	26,739	(58,983)	6	731,687

	Year Ended December 31, 2019
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$317,580	$19,795	$—	$—	$337,375
Hardware and other revenue	156,265	20,919	(4,301)	(7,895)	164,988
Total revenue	473,845	40,714	(4,301)	(7,895)	502,363
Operating income / (loss)	52,046	(1,639)	134	(128)	50,413

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $32.3 million, $38.0 million and $43.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2021, 2020 and 2019.

Depreciation and amortization expense was $29.3 million, $27.2 million and $22.1 million for the Alarm.com segment for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation and amortization expense was $0.4 million, $0.3 million and less than $0.1 million for the Other segment for the years ended December 31, 2021, 2020 and 2019, respectively. Additions to property and equipment were $9.7 million, $16.4 million and $15.6 million for the Alarm.com segment for the years ended December 31, 2021, 2020 and 2019, respectively. Additions to property and equipment were $0.5 million, $1.1 million and $0.7 million for the Other segment for the years ended December 31, 2021, 2020 and 2019, respectively.

We derived substantially all revenue from North America for the years ended December 31, 2021, 2020 and 2019. Substantially all our long-lived assets were in North America as of December 31, 2021 and 2020.

Note 20. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security service providers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of December 31, 2021 and 2020, our investment balance in our installation partner was zero. During the years ended December 31, 2021, 2020 and 2019, we recorded $0.3 million, $0.4 million and $0.4 million of cost of hardware and other revenue in connection with this installation partner. As of December 31, 2021 and 2020, the accounts payable balance to our installation partner was less than $0.1 million.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2021, 2020 and 2019
Affiliate Lease

OpenEye leased its production and administration operations facility from a company that is controlled by certain employees of OpenEye, or the Landlord. The one-year lease term expired on October 20, 2020 and was subsequently converted to a month-to-month lease until it was terminated on March 31, 2021. Total minimum lease payments over the term of the lease were $0.2 million During the years ended December 31, 2021, 2020 and 2019, we recorded $0.1 million, $0.3 million and less than $0.1 million of rent of rent expense in connection with this lease arrangement. There was no accounts payable balance due to the Landlord under this lease arrangement as of December 31, 2021 and 2020.

Note 21. Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly consolidated statement of operations data for each of our eight most recently completed quarters. In the opinion of management, the information for each of these quarters has been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of financial information in accordance with GAAP. However, the COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts are well underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. Historical results are not necessarily indicative of the results that may be achieved in future periods, and operating results for quarterly periods are not necessarily indicative of operating results for a full year, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic.

Information about current period and prior period acquisitions that may affect the comparability of the selected financial information presented below is included in Note 7. Information about the $24.7 million gain on the sale of an investment recorded in other (expense) / income, net, during the three months ended September 30, 2020, which relates to the sale of an investment in one of our platform partners and may affect the comparability of the quarterly financial data presented below, is included in Note 9. Information about the 2026 Notes issued in January 2021 and the related interest expense, which may affect the comparability of the quarterly financial data presented below, is included in Note 13. The selected consolidated statements of operation data in amounts are presented below (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	June 30, 2021	Sept. 30, 2021	Dec. 31, 2021
Total revenue	$151,939	$141,637	$158,851	$165,576	$172,498	$188,857	$192,324	$195,290
Total cost of revenue	57,980	49,005	61,183	59,260	65,762	77,367	80,384	82,386

Net income	8,571	16,625	35,825	15,639	14,550	14,490	13,294	8,841
Net income attributable to common stockholders	8,807	16,995	36,084	15,967	14,830	14,745	13,538	9,146
Net income per share attributable to common stockholders
Basic	$0.18	$0.35	$0.74	$0.32	$0.30	$0.30	$0.27	$0.18
Diluted	$0.18	$0.34	$0.71	$0.31	$0.29	$0.28	$0.26	$0.18

Schedule II – Valuation and Qualifying Accounts and Reserves

Alarm.com Holdings, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Other Accounts		Deductions	Balance at End of Year
Year Ended December 31, 2021
Allowance for credit losses on accounts receivable	$4,696	$—	$(775)		$(1,753)	$2,168
Allowance for product returns	1,480	2,494	—		(2,793)	1,181
Allowance for credit losses on notes receivable	89	—	(9)		—	80
Deferred tax valuation allowance	1,568	—	641		—	2,209
Year Ended December 31, 2020
Allowance for credit losses on accounts receivable	$2,584	$—	$2,530	(1)	$(418)	$4,696
Allowance for product returns	1,075	1,795	—		(1,390)	1,480
Allowance for credit losses on notes receivable	16	—	90	(1)	(17)	89
Deferred tax valuation allowance	322	—	1,246		—	1,568
Year Ended December 31, 2019
Allowance for credit losses on accounts receivable	$1,425	$—	$1,170		$(11)	$2,584
Allowance for product returns	1,915	(123)	105		(822)	1,075
Allowance for credit losses on notes receivable	3,319	—	(3,272)		(31)	16
Deferred tax valuation allowance	—	—	322		—	322
_______________
(1) Includes the 2020 impact of the adoption of Topic 326 of $0.4 million for the allowance for credit losses on accounts receivable and $0.4 million for the allowance for credit losses on note receivable (see Note 4 and Note 9).

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2021. The report of PricewaterhouseCoopers LLP is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On February 22, 2022, the Board of Directors approved and adopted our Amended and Restated Bylaws (the “Bylaws”), effective immediately, to

•change the vote required to elect directors from a plurality of votes cast to a majority of shares present in person, by remote communication or represented by proxy and entitled to vote on the subject matter cast, provided that the plurality voting standard will continue to apply in a contested election; and

•add an exclusive forum provision as a new Article XV, to provide that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any claims arising under the Securities Act of 1933, as amended.

The foregoing summary and description of the provisions of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.2 with this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

We will file a definitive Proxy Statement for our Annual Meeting, or our 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of our 2022 Proxy Statement under the captions "Information Regarding Committees of the Board of Directors," "Election of Directors" and "Executive Officers."

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of our 2022 Proxy Statement under the captions "Executive Compensation," "Director Compensation" and “Information Regarding Committees of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of our 2022 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of our 2022 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section of our 2022 Proxy Statement under the caption "Principal Accountant Fees and Services" and “Pre-Approval Policies and Procedures.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

    (1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm
    (2) Consolidated Financial Statement Schedule
    (3) Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated as of June 23, 2016	8-K	001-37461	2.1	June 23, 2016
2.2	Amendment No. 1 to Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated November 15, 2016	8-K	001-37461	2.1	November 16, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	June 10, 2021
3.2*	Amended and Restated Bylaws of the Registrant
4.1	Indenture, dated as of January 20, 2021, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37461	4.1	January 20, 2021
4.2	Form of Global Note, representing Alarm.com Holdings, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-37461	4.2	January 20, 2021
4.3	Form of Common Stock Certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.4	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
4.5*	Description of Securities Registered Pursuant To Section 12 of the Securities Exchange Act of 1934, As Amended
10.1	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.2	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015	10-Q	001-37461	10.1	August 15, 2016
10.3	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015	10-Q	001-37461	10.2	August 15, 2016
10.4	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016	10-Q	001-37461	10.3	August 15, 2016
10.5	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016	10-Q	001-37461	10.3	November 14, 2016
10.6	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017	10-K	001-37461	10.7	March 16, 2017
10.7	Sixth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated October 10, 2018	10-K	001-37461	10.8	March 1, 2019
10.8	Seventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated May 16, 2019	10-Q	001-37461	10.1	August 9, 2019
10.9	Eighth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated July 17, 2019	10-Q	001-37461	10.2	August 9, 2019
10.10	Ninth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated March 12, 2020	10-Q	001-37461	10.1	May 7, 2020

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.11	Tenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 17, 2020	10-K	001-37461	10.11	February 25, 2021
10.12*	Eleventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 21, 2021
10.13*	Twelfth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated January 12, 2022
10.14†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.15†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.16†	Form of Option Grant Package under 2015 Equity Incentive Plan	10-K	001-37461	10.10	February 28, 2018
10.17†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	10-K	001-37461	10.12	March 1, 2019
10.18†	Form of Early Exercise Restricted Stock Purchase Agreement	10-K	001-37461	10.7	February 29, 2016
10.19†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.20†	Alarm.com Holdings, Inc. Executive Bonus Plan	10-Q	001-37461	10.1	May 9, 2019
10.21†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 11, 2015
10.22†	Offer Letter by and between the Registrant and Steve Valenzuela dated October 12, 2016	8-K	001-37461	10.1	November 14, 2016
10.23^	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016	10-Q	001-37461	10.2	November 14, 2016
10.24	Class Action Settlement Agreement by and between Alarm.com Holdings, Inc., Alarm.com Incorporated, Abante Rooter and Plumbing, Inc., Mark Hankins and Philip J. Charvat, individually and on behalf of all others similarly situated	10-K	001-37461	10.27	March 1, 2019
10.25^	First Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of December 9, 2019	10-K	001-37461	10.23	February 26, 2020
10.26	Indemnity Agreement by and between Alarm.com Holdings, Inc. and Simone Wu	10-K	001-37461	10.24	February 26, 2020
10.27^	Second Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of November 4, 2020	10-K	001-37461	10.27	February 25, 2021
10.28^	Third Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of July 1, 2021	10-Q	001-37461	10.1	November 4, 2021
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Alarm.com Holdings, Inc.

Date:	February 24, 2022	By:	/s/ Stephen Trundle
Stephen Trundle
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Trundle	President, Chief Executive Officer and Director	February 24, 2022
Stephen Trundle	(Principal Executive Officer)

/s/ Steve Valenzuela	Chief Financial Officer	February 24, 2022
Steve Valenzuela	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy McAdam	Chairman of the Board of Directors	February 24, 2022
Timothy McAdam

/s/ Donald Clarke	Director	February 24, 2022
Donald Clarke

/s/ Rear Admiral Stephen Evans	Director	February 24, 2022
Rear Admiral (Ret.) Stephen Evans

/s/ Darius G. Nevin	Director	February 24, 2022
Darius G. Nevin

/s/ Timothy J. Whall	Director	February 24, 2022
Timothy J. Whall

/s/ Simone Wu	Director	February 24, 2022
Simone Wu