Form 10-Q
period 2022-03-31
Alarm.com Holdings, Inc.
filed 2022-05-05
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 28, 2022, there were 50,087,289 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
SaaS and license revenue	$123,225	$107,383
Hardware and other revenue	82,212	65,115
Total revenue	205,437	172,498
Cost of revenue(1):
Cost of SaaS and license revenue	16,894	15,156
Cost of hardware and other revenue	73,193	50,606
Total cost of revenue	90,087	65,762
Operating expenses:
Sales and marketing	23,192	18,999
General and administrative	23,994	22,882
Research and development	51,490	42,467
Amortization and depreciation	7,761	7,385
Total operating expenses	106,437	91,733
Operating income	8,913	15,003
Interest expense	(784)	(3,368)
Interest income	143	157
Other income / (expense), net	13	(155)
Income before income taxes	8,285	11,637
Benefit from income taxes	(618)	(2,913)
Net income	8,903	14,550
Net loss attributable to redeemable noncontrolling interest	176	280
Net income attributable to common stockholders	$9,079	$14,830

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.18	$0.30
Diluted	$0.18	$0.29
Weighted average common shares outstanding:
Basic	50,206,179	49,561,887
Diluted	55,170,781	51,739,461
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$671,753	$710,621
Accounts receivable, net of allowance for credit losses of $2,153 and $2,168, and net of allowance for product returns of $1,162 and $1,181 as of March 31, 2022 and December 31, 2021 respectively	103,067	105,548
Inventory	86,436	75,276
Other current assets, net of allowance for credit losses of $1 and $2 as of March 31, 2022 and December 31, 2021, respectively	27,322	26,175
Total current assets	888,578	917,620
Property and equipment, net	39,969	41,713
Intangible assets, net	86,831	91,406
Goodwill	112,901	112,901
Deferred tax assets	39,554	13,547
Operating lease right-of-use assets	30,135	30,479
Other assets, net of allowance for credit losses of $1 and $78 as of March 31, 2022 and December 31, 2021, respectively	26,822	24,349
Total assets	$1,224,790	$1,232,015
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$73,615	$89,816
Accrued compensation	17,560	23,495
Deferred revenue	5,840	5,697
Operating lease liabilities	10,454	10,331
Total current liabilities	107,469	129,339
Deferred revenue	9,779	9,140
Convertible senior notes, net	488,024	425,345
Operating lease liabilities	31,764	32,591
Other liabilities	9,480	9,545
Total liabilities	646,516	605,960
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	15,281	12,888
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 50,491,600 and 50,406,606 shares issued; and 49,990,324 and 50,259,453 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	505	504
Additional paid-in capital	453,084	498,979
Treasury stock, at cost; 501,276 and 147,153 shares as of March 31, 2022 and December 31, 2021, respectively	(28,480)	(5,149)
Retained earnings	137,884	118,833
Total stockholders’ equity	562,993	613,167
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,224,790	$1,232,015

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows (used in) / from operating activities:	2022	2021
Net income	$8,903	$14,550
Adjustments to reconcile net income to net cash flows (used in) / from operating activities:
Provision for credit losses on accounts receivable	54	32
Reserve for product returns	798	574
Recovery of credit losses on notes receivable	(78)	(11)
Amortization on patents and tooling	353	288
Amortization and depreciation	7,761	7,385
Amortization of debt discount and debt issuance costs	780	3,250
Amortization of operating leases	2,473	2,338
Deferred income taxes	(10,650)	(3,178)
Stock-based compensation	12,110	7,888
Loss on early extinguishment of debt	—	185
Changes in operating assets and liabilities:
Accounts receivable	1,629	(5,685)
Inventory	(11,161)	(2,947)
Other current and non-current assets	(3,225)	(1,734)
Accounts payable, accrued expenses and other current liabilities	(21,450)	(220)
Deferred revenue	782	1,127
Operating lease liabilities	(2,975)	(2,772)
Other liabilities	(65)	162
Cash flows (used in) / from operating activities	(13,961)	21,232
Cash flows used in investing activities:
Additions to property and equipment	(2,171)	(4,069)
Receipt of payments on notes receivable	16	2
Purchase of investment in unconsolidated entity	—	(5,000)
Cash flows used in investing activities	(2,155)	(9,067)
Cash flows (used in) / from financing activities:
Repayments of credit facility	—	(110,000)
Proceeds from issuance of convertible senior notes	—	500,000
Payments of debt issuance costs	—	(15,291)
Payments of deferred consideration for business acquisitions	—	(150)
Purchases of treasury stock	(23,331)	—
Issuances of common stock from equity-based plans	1,080	1,989
Cash flows (used in) / from financing activities	(22,251)	376,548
Net (decrease) / increase in cash, cash equivalents and restricted cash	(38,367)	388,713
Cash, cash equivalents and restricted cash at beginning of the period	710,621	253,459
Cash, cash equivalents and restricted cash at end of the period	$672,254	$642,172

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$671,753	$642,172
Restricted cash included in other assets	501	—
Total cash, cash equivalents and restricted cash	$672,254	$642,172

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest					Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
		Preferred Stock		Common Stock			Treasury Stock
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	$12,888	—	$—	50,407	$504	$498,979	147	$(5,149)	$118,833	$613,167
Adoption of accounting standard on debt with conversion and other options	—	—	—	—	—	(56,515)	—	—	9,972	(46,543)
Common stock issued in connection with equity-based plans	—	—	—	85	1	1,079	—	—	—	1,080
Purchase of treasury stock	—	—	—	—	—	—	354	(23,331)	—	(23,331)
Stock-based compensation expense	—	—	—	—	—	12,110	—	—	—	12,110
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,569	—	—	—	—	(2,569)	—	—	—	(2,569)
Net income / (loss) attributable to common stockholders	(176)	—	—	—	—	—	—	—	9,079	9,079
Balance as of March 31, 2022	$15,281	—	$—	50,492	$505	$453,084	501	$(28,480)	$137,884	$562,993

	Redeemable Noncontrolling Interest	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	$10,691	—	$—	49,631	$496	$405,831	147	$(5,149)	$66,574	$467,752
Common stock issued in connection with equity-based plans	—	—	—	173	2	1,987	—	—	—	1,989
Stock-based compensation expense	—	—	—	—	—	7,888	—	—	—	7,888
Equity component of convertible senior notes, net	—	—	—	—	—	56,515	—	—	—	56,515
Accretion adjustments of redeemable noncontrolling interest to redemption value	473	—	—	—	—	(473)	—	—	—	(473)
Net income / (loss) attributable to common stockholders	(280)	—	—	—	—	—	—	—	14,830	14,830
Balance as of March 31, 2021	$10,884	—	$—	49,804	$498	$471,748	147	$(5,149)	$81,404	$548,501

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022 and 2021

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022, or the Annual Report. The condensed consolidated balance sheet as of December 31, 2021 was derived from our audited financial statements, but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity, inflation, and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts have been and are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2022, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic and geopolitical tensions. Prolonged uncertainty with respect to COVID-19 could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. Because of the use of estimates inherent in the financial reporting process and in light of the continuing uncertainty arising from the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, the lease term and incremental borrowing rates for leases, stock-based compensation, income taxes, legal reserves, fair value of the debt component of convertible notes and goodwill and intangible assets.

Comprehensive Income

Our comprehensive income for the three months ended March 31, 2022 and 2021 was equal to our net income disclosed in the condensed consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three months ended March 31, 2022 from those disclosed in our Annual Report.

Restricted Cash

We consider all cash reserved for a specific use and not available for immediate or general business use to be restricted cash. As of March 31, 2022 we had a total of $0.5 million of restricted cash. We had no restricted cash as of December 31, 2021. As of March 31, 2022, all restricted cash was included in other assets.

Recent Accounting Pronouncements

Adopted

On August 5, 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," or ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance eliminates two of the three models in Subtopic 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The amendment in this update is effective for fiscal years beginning after December 15, 2021.

We adopted ASU 2020-06 effective January 1, 2022, using a modified retrospective adoption method, which required us to record the initial effect of this guidance as a cumulative-effect adjustment to retained earnings on January 1, 2022. Upon adoption of ASU 2020-06, we recombined the liability and equity components of the convertible senior notes assuming that the instrument was accounted for as only a liability from inception to the date of adoption. We also recombined the liability and equity components of the debt issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the convertible senior notes and are amortized to interest expense using the effective interest method over the contractual term of the convertible senior notes. We also removed the temporary difference between the book and tax treatment of the debt discount and adjusted the temporary difference between the book and tax treatment of the debt issuance costs of the convertible senior notes. The adoption resulted in the recording of the following increases / (decreases) on our condensed consolidated balance sheets (in thousands):

Balance Sheet Caption	As of January 1, 2022
Deferred tax assets	$15,356
Additional paid-in capital	(56,515)
Convertible senior notes, net	61,899
Retained earnings	9,972

Our net income attributable to common stockholders increased $2.0 million during the three months ended March 31, 2022 as a result of adopting ASU 2020-06 due to no longer recording non-cash interest expense related to the amortization of the debt discount associated with the previous equity component of the convertible senior notes. Upon adoption of this guidance on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the convertible senior notes on net income per share, which required us to increase our diluted weighted average common shares outstanding by 3,396,950 shares for the three months ended March 31, 2022. The impact of ASU 2020-06 on net income attributable to common stockholders and weighted average diluted shares resulted in an increase to basic net income attributable to common stockholders of $0.04 per share and an increase to diluted net income attributable to common stockholders of $0.04 per share, during the three months ended March 31, 2022. See Note 15 for details on the components of basic and diluted earnings per share.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" which includes requirements to disclose current period gross write-offs by year of origination for financing receivables. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance over disclosing current period gross write-offs by year of origination for financial receivables should be applied prospectively. We adopted this guidance during the three months ended March 31, 2022 and there was no impact to the disclosures within the "Allowance for Credit Losses - Notes Receivable" section of Note 8 as there were no write-offs of notes receivable during the three months ended March 31, 2022.

Not Yet Adopted

On October 28, 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. We are currently assessing the impact this pronouncement may have on our condensed consolidated financial statements, which will be dependent on the nature and size of any potential future acquisitions.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended March 31, 2022 and 2021, our reserve against revenue for hardware returns was approximately 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $5.8 million and $6.0 million as of March 31, 2022 and December 31, 2021, respectively, which combines current and long-term balances.

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

The current portion of capitalized commission costs and upfront payments made to customers is included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to customers is reflected in other assets within our condensed consolidated balance sheets.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the three months ended March 31, 2022 and 2021.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
The changes in our contract assets are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning of period balance	$4,520	$4,306
Commission costs and upfront payments to a customer capitalized in period	806	1,106
Amortization of contract assets	(846)	(809)
End of period balance	$4,480	$4,603

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

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning of period balance	$14,837	$12,529
Revenue deferred in period	3,990	3,801
Revenue recognized from amounts included in contract liabilities	(3,208)	(2,674)
End of period balance	$15,619	$13,656

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$106,382	$108,897
Allowance for credit losses	(2,153)	(2,168)
Allowance for product returns	(1,162)	(1,181)
Accounts receivable, net	$103,067	$105,548

For the three months ended March 31, 2022, we recorded a provision for credit losses on our accounts receivable of $0.1 million, as compared to less than $0.1 million for the same period in the prior year.

For the three months ended March 31, 2022, we recorded a $0.8 million reserve for product returns in our hardware and other revenue, as compared to $0.6 million for the same period in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three months ended March 31, 2022, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three months ended March 31, 2022, as compared to historical periods other than a partial write-off of $0.7 million related to one of our distribution partners' outstanding balance during the three months ended March 31, 2021, upon the distributor being acquired by a third party.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three months ended March 31, 2022, we recorded a reduction of credit loss expense for accounts receivable and notes receivable of $0.1 million, as compared to less than $0.1 million for the same period in the prior year, which were recorded in general and administrative expense, in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(2,035)	$(133)	$(4,442)	$(254)
(Provision for) / recovery of expected credit losses	(155)	101	(36)	4
Write-offs	68	1	808	8
End of period balance	$(2,122)	$(31)	$(3,670)	$(242)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$17,412	$15,823
Finished goods	69,024	59,453
Total inventory	$86,436	$75,276

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
Note 6. Acquisitions

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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2022	$112,901	$—	$112,901
Goodwill acquired	—	—	—
Balance as of March 31, 2022	$112,901	$—	$112,901

There were no impairments of goodwill during the three months ended March 31, 2022 and 2021.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2022	$59,426	$30,157	$1,823	$91,406
Amortization	(2,976)	(1,446)	(153)	(4,575)
Balance as of March 31, 2022	$56,450	$28,711	$1,670	$86,831

We recorded $4.6 million of amortization related to our intangible assets for the three months ended March 31, 2022, as compared to $4.3 million for the same period in the prior year. There were no impairments of long-lived intangible assets during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 we wrote-off $0.7 million in fully amortized intangible assets in the Alarm.com segment that were acquired in 2014 related to customer relationships, developed technology, trade name and other intangible assets that no longer existed as of January 1, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$125,885	$(69,435)	$56,450	7.7
Developed technology	49,143	(20,432)	28,711	6.2
Trade name	3,787	(2,117)	1,670	2.9
Total intangible assets	$178,815	$(91,984)	$86,831	7.1

	December 31, 2021
	Gross Carrying Amount	Impairment of Intangible Assets	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(86)	$(66,581)	$59,426	7.9
Developed technology	49,371	—	(19,214)	30,157	6.5
Trade name	3,815	—	(1,992)	1,823	3.1
Other	234	—	(234)	—	0.0
Total intangible assets	$179,513	$(86)	$(88,021)	$91,406	7.4

Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. The carrying value, net of amortization, of our purchased patents and patent licenses was $2.0 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, $0.5 million and $0.6 million of patent costs were included in other current assets and $1.5 million and $1.6 million of patent costs were included in other assets, respectively. We have $7.0 million of historical cost in purchased patents and patent licenses as of March 31, 2022. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to 18 years. Patent amortization cost of $0.1 million was included in cost of SaaS and license revenue in our condensed consolidated statements of operations for each of the three months ended March 31, 2022 and 2021. Patent amortization cost of $0.1 million was included in amortization and depreciation in our condensed consolidated statements of operations for each of the three months ended March 31, 2022 and 2021.

Loan to a Distribution Partner

In June 2020, we amended an existing term loan with our distribution partner and also amended an existing subordinated credit agreement with the affiliated entity of the distribution partner. At the time of the amended term loan and subordinated credit agreement in June 2020, the outstanding balance of the term loan was $3.0 million and the outstanding balance of the subordinated credit agreement was $3.0 million. Under the amended terms, the distribution partner paid us $2.0 million in principal for the term loan on June 9, 2020 and the remaining $1.0 million was transferred to the amended subordinated credit agreement with the affiliated entity of the distribution partner. As of March 31, 2022 and December 31, 2021, there was no remaining amount outstanding related to the amended term loan.

The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on September 9, 2025 and interest on the outstanding principal balance accrues at a rate of 9.0% per annum and is payable in kind. As of March 31, 2022 and December 31, 2021, $4.7 million and $4.6 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheets, respectively.

For the three months ended March 31, 2022, we recognized $0.6 million of revenue from the distribution partner associated with these loans, as compared to $0.7 million for the same period in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of March 31, 2022 and December 31, 2021, $1.1 million and $1.2 million of principal was outstanding from the service provider partner under the loan agreement, respectively.

For each of the three months ended March 31, 2022 and 2021, we recognized less than $0.1 million of revenue from the service provider partner associated with this loan.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of March 31, 2022 and December 31, 2021, our investment in the hardware supplier was $5.6 million.

Investment in a Technology Partner

In December 2016, we paid $0.3 million for a convertible promissory note with a technology partner. In April 2018, the $0.3 million convertible promissory note converted into 135,135 shares of Series A-1 Preferred Stock. At the time of conversion, we determined there was no value related to the Series A-1 Preferred Stock. Based on observable price changes from orderly transactions for similar investments, we increased the amount of our investment by $0.7 million and recorded a gain within other income / (expense), net, in our consolidated statements of operations during the year ended December 31, 2020.

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from the same technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of March 31, 2022 and December 31, 2021, our investment in the technology partner was $5.7 million.

Allowance for Credit Losses - Notes Receivable

We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments for our notes receivable during the three months ended March 31, 2022, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of March 31, 2022 and December 31, 2021 was less than $0.1 million, and is reflected in other current assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three months ended March 31, 2022 and 2021.

There were no purchases or sales of financial assets during the three months ended March 31, 2022 and 2021. There were no significant changes in the amount of note receivable write-offs during the three months ended March 31, 2022, as compared to historical periods.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(79)	$(1)	$(73)	$(16)
Recovery of expected credit losses	78	—	—	11
Write-offs	—	—	—	—
End of period balance	$(1)	$(1)	$(73)	$(5)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	March 31, 2022
Loan Receivables:	2022	2021	2020	2019	2018	Prior	Total
Current	$—	$—	$1,137	$5	$—	$4,704	$5,846
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$—	$1,137	$5	$—	$4,704	$5,846

Hardware Financing Receivables:
Current	$—	$—	$—	$—	$—	$—	$—
30-59 days past due	—	—	—	2	—	—	2
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$—	$—	$2	$—	$—	$2

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021

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

There were no notes receivables placed on nonaccrual status as of March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022 and 2021, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of March 31, 2022 and December 31, 2021, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of March 31, 2022 and December 31, 2021, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of March 31, 2022 and December 31, 2021, $20.7 million and $17.7 million of prepaid expenses were included in other current assets, respectively, primarily related to long lead-time parts related to our inventory and software licenses.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of March 31, 2022	$639,990	$—	$—	$639,990
Money market accounts as of December 31, 2021	679,278	—	—	679,278

Liabilities:
Subsidiary long-term incentive plan as of March 31, 2022	$—	$—	$3,104	$3,104
Subsidiary long-term incentive plan as of December 31, 2021	—	—	3,351	3,351

The following table summarizes the change in fair value of the Level 3 liabilities for the subsidiary long-term incentive plan with significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning of period balance	$3,351	$1,000
Changes in fair value included in earnings	(247)	195
End of period balance	$3,104	$1,195

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021

As of March 31, 2022, $639.5 million of our money market accounts was included in cash and cash equivalents and $0.5 million was included in other assets in our condensed consolidated balance sheets. As of December 31, 2021, $679.3 million was included in cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of March 31, 2022.

The liability for the subsidiary long-term incentive plan consists of the potential cash payment contingent upon meeting certain financial milestones related to the agreement established with certain employees of one of our subsidiaries. This incentive plan was established in November 2017 and the amount of compensation awarded to employees depends on the fair market value of the subsidiary, which is determined in part by the subsidiary’s projected financial results. We account for the subsidiary long-term incentive plan using fair value and establish liabilities for the future payments under the terms of the incentive plan based on estimating revenue, EBITDA and EBITDA margin of the subsidiary over the period of the incentive plan through the anticipated achievement of the milestones. We estimate the fair value of the liability by using a Monte Carlo simulation model which involves several Level 3 unobservable inputs. The significant unobservable inputs used in the valuation as of March 31, 2022 included a weighted average revenue volatility of 7.5% and a revenue risk adjustment of 2.6%. The revenue volatility was weighted using revenue volatility results from the subsidiary’s peer group as well as market transaction metrics. The revenue risk adjustment was calculated using capital structure allocations from the subsidiary’s peer group, market transaction metrics as well as United States Treasury yields. Selecting another revenue volatility or revenue risk adjustment within an acceptable range would not result in a significant change to the fair value of the subsidiary long-term incentive plan liability.

At each reporting date until the incentives are paid or expire, we will remeasure the liability, using the same valuation approach and we will record any changes as increases or decreases to the applicable operating expense category based on the respective employee’s function (sales and marketing, general and administrative or research and development) as a cumulative adjustment. The remaining liability balances are included in other liabilities in our condensed consolidated balance sheets (see Note 11).

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the three months ended March 31, 2022 and 2021. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three months ended March 31, 2022 and 2021.

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

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$2,473	$2,338
Cash paid for amounts included in the measurement of operating lease liabilities	2,975	2,772
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	1,782	224

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term — operating leases	4.1 years	4.2 years
Weighted-average discount rate — operating leases	3.6%	3.6%

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2022	$8,815
2023	11,662
2024	10,107
2025	8,771
2026	5,112
2027 and thereafter	1,017
Total lease payments	45,484
Less: imputed interest(2)	3,266
Present value of lease liabilities	$42,218
_______________
(1)Operating lease payments exclude $0.5 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $1.0 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of March 31, 2022 or December 31, 2021. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three months ended March 31, 2022 and 2021.

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable	$47,700	$64,751
Accrued expenses	13,179	19,894
Income taxes payable	7,794	—
Other current liabilities	4,942	5,171
Accounts payable, accrued expenses and other current liabilities	$73,615	$89,816

The components of other liabilities are as follows (in thousands):

	March 31, 2022	December 31, 2021
Holdback liability from asset acquisition	$850	$850
Subsidiary long-term incentive plan	3,104	3,351
Other liabilities	5,526	5,344
Other liabilities	$9,480	$9,545

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021

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

As discussed in Note 2, we adopted ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
Contracts in an Entity’s Own Equity" effective January 1, 2022, using a modified retrospective adoption method. Prior to the adoption of the standard, the 2026 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component was recorded in additional paid-in capital and was not remeasured as it continued to meet the conditions for equity classification. The debt discount for conversion option, debt issuance costs and net carrying amount of the equity component was $77.2 million, $2.4 million and $74.8 million, respectively, as of December 31, 2021. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 4.0%.

Prior to the adoption of ASU 2020-06, the difference between the book and tax treatment of the debt discount and debt issuance costs of the 2026 Notes resulted in a difference between the carrying amount and tax basis of the 2026 Notes. This taxable temporary difference resulted in the recognition of a $18.3 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital during the three months ended March 31, 2021.

Upon adoption of ASU 2020-06 on January 1, 2022, we recombined the liability and equity components of the 2026 Notes assuming that the instrument was accounted for as only a liability from inception to the date of adoption. We also recombined the liability and equity components of the debt issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the 2026 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes at a rate of 0.6%.

Upon adoption of ASU 2020-06 on January 1, 2022, we also removed the temporary difference between the book and tax treatment of the debt discount and adjusted the temporary difference between the book and tax treatment of the debt issuance costs of the 2026 Notes.

As of March 31, 2022 and December 31, 2021, the fair value of our 2026 Notes was $427.7 million and $452.5 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $66.46 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of March 31, 2022.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$500,000	$500,000
Unamortized debt discount	—	(63,520)
Unamortized debt issuance costs	(11,976)	(11,135)
Net carrying amount	$488,024	$425,345

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization of debt discount	$—	$2,812
Amortization of debt issuance costs	780	432
Total interest expense	$780	$3,244

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes. The 2017 Facility was terminated on January 20, 2021 and we recognized an extinguishment loss of $0.2 million in other income / (expense), net in our condensed consolidated statements of operations during the three months ended March 31, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021, until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. The carrying value of the 2017 Facility was zero as of March 31, 2022 and December 31, 2021.

Commitments and Contingencies

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

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. We moved to dismiss the case for failure to state a claim on March 28, 2022. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. Two of the other three asserted patents are currently in ex parte reexamination proceedings at the PTO, and all claims of the third were found unpatentable by the PTAB in inter partes review on April 18, 2022. Also on April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents, including the reexamination proceedings.

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
March 31, 2022 and 2021
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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. ADT answered the second amended complaint on March 22, 2022 and asserted defenses based on non-infringement and invalidity of all five asserted patents. The case is currently in discovery, and no trial date has been set. Two of the asserted patents are under inter partes review at the PTAB, and ADT has filed petitions for inter partes review for the three other asserted patents for which decisions on institution are pending. ADT moved to stay the case pending the outcome of the inter partes reviews on March 9, 2022. The motion remains pending.

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

Note 13. Stockholders' Equity

Stock Repurchase Program

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the three months ended March 31, 2022, we repurchased 354,123 shares of our common stock under this program for $23.3 million, which includes applicable commissions and fees. No shares of our common stock were repurchased under this program during the three months ended March 31, 2021.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales and marketing	$1,058	$808
General and administrative	3,235	2,080
Research and development	7,817	5,000
Total stock-based compensation expense	$12,110	$7,888

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options and assumed options	$778	$617
Restricted stock units	11,284	7,224
Employee stock purchase plan	48	47
Total stock-based compensation expense	$12,110	$7,888
Tax windfall benefit from stock-based awards	$529	$2,560

We granted no stock options pursuant to our 2015 Equity Incentive Plan, or the 2015 Plan, during the three months ended March 31, 2022 and March 31, 2021. There were 14,020 stock options exercised during the three months ended March 31, 2022, as compared to 73,175 stock options for the same period in the prior year. There was an aggregate of 156,543 restricted stock units without performance conditions granted to certain of our employees, during the three months ended March 31, 2022, as compared to an aggregate of 127,216 restricted stock units without performance conditions for the same period in the prior year. There was an aggregate of 71,934 restricted stock units with performance conditions granted to certain of our employees during the three months ended March 31, 2022, as compared to no restricted stock units with performance conditions for the same period in the prior year. There were 57,497 restricted stock units without performance conditions that vested during the three months ended March 31, 2022, as compared to 69,370 restricted stock units without performance conditions vested during the same period in the prior year. There were no restricted stock units with performance conditions that vested during the three months ended March 31, 2022, as compared to 20,000 restricted stock units with performance conditions for the same period in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Numerator:	2022	2021
Net income	$8,903	$14,550
Net loss attributable to redeemable noncontrolling interest	176	280
Net income attributable to common stockholders - basic (A)	9,079	14,830
Add back interest expense, net of tax, attributable to convertible senior notes	586	—
Net income attributable to common stockholders - diluted (B)	$9,665	$14,830
Denominator:
Weighted average common shares outstanding — basic (C)	50,206,179	49,561,887
Dilutive effect of convertible senior notes, stock options and restricted stock units	4,964,602	2,177,574
Weighted average common shares outstanding — diluted (D)	55,170,781	51,739,461
Net income per share:
Basic (A/C)	$0.18	$0.30
Diluted (B/D)	$0.18	$0.29

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options	172,500	—
Restricted stock units	320,352	125,191

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

Prior to the adoption of ASU 2020-06, since we expected to settle the principal amount on our outstanding 2026 Notes in cash and any excess in cash or shares of our common stock, we used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread had a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeded the conversion price of $147.19 per share for the 2026 Notes. Based on the initial conversion price and the average market price of our common stock for the three months ended March 31, 2021, there was no dilutive effect of the 2026 Notes on our earnings per share during the three months ended March 31, 2021.

Upon adoption of ASU 2020-06 on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the three months ended March 31, 2022. Additionally, we included $0.6 million of debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the three months ended March 31, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021

Note 16. Significant Service Providers

During each of the three months ended March 31, 2022 and 2021, our 10 largest revenue service provider partners accounted for 50% of our consolidated revenue. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three months ended March 31, 2022 and 2021.

One service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of March 31, 2022 and December 31, 2021.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three months ended March 31, 2022, we recorded a benefit from income taxes of $0.6 million, resulting in an effective income tax rate of (7.5)%. For the three months ended March 31, 2021, we recorded a benefit from income taxes of $2.9 million resulting in an effective income tax rate of (25.0)%. Our effective tax rates were below the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of March 31, 2022 and December 31, 2021. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards, which increased to $1.9 million as of December 31, 2021 and remained at $1.9 million as of March 31, 2022.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits liability of $0.6 million primarily for research and development tax credits claimed during the three months ended March 31, 2022. We recorded an increase to the unrecognized tax benefits liability of $0.5 million for research and development tax credits claimed during the three months ended March 31, 2021.

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

As of March 31, 2022 and December 31, 2021, we accrued $0.2 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95% of our revenue, net of intersegment eliminations, for each of the three months ended March 31, 2022 and 2021. Our Other segment is focused on researching, developing and offering residential and commercial

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022 and 2021
automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended March 31, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$115,348	$7,877	$—	$—	$123,225
Hardware and other revenue	81,221	2,304	(899)	(414)	82,212
Total revenue	196,569	10,181	(899)	(414)	205,437
Operating income / (loss)	12,754	(4,004)	185	(22)	8,913

	Three Months Ended March 31, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$101,263	$6,120	$—	$—	$107,383
Hardware and other revenue	64,269	2,017	(905)	(266)	65,115
Total revenue	165,532	8,137	(905)	(266)	172,498
Operating income / (loss)	17,707	(2,853)	153	(4)	15,003

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of March 31, 2022	$1,265,081	$35,395	$(75,719)	$33	$1,224,790
Assets as of December 31, 2021	1,264,416	37,198	(69,595)	(4)	1,232,015

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $7.1 million for the three months ended March 31, 2022, as compared to $8.7 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2022 and 2021.

Depreciation and amortization expense was $7.5 million for the Alarm.com segment for the three months ended March 31, 2022, as compared to $7.3 million for the same period in the prior year. Depreciation and amortization expense was $0.3 million for the Other segment for the three months ended March 31, 2022, as compared to $0.1 million for the same period in the prior year. Additions to property and equipment were $1.6 million for the Alarm.com segment for the three months ended March 31, 2022, as compared to $3.5 million for the same period in the prior year. Additions to property and equipment were $0.1 million for the Other segment for the three months ended March 31, 2022, as compared to less than $0.1 million for the same period in the prior year.

We derived substantially all revenue from North America for the three months ended March 31, 2022 and 2021. Substantially all of our long-lived assets were in North America as of March 31, 2022 and December 31, 2021.

Note 19. Related Party Transactions

Installation Partner

Our installation partner in which we have a 48.2% ownership interest performs installation services for security service providers and also provides installation services for us and certain of our subsidiaries. We account for this investment using the equity method. As of March 31, 2022 and December 31, 2021, our investment balance in our installation partner was zero. During the three months ended March 31, 2022, we recorded less than $0.1 million and of cost of hardware and other revenue in connection with this installation partner, as compared to $0.1 million for the same period in the prior year. As of March 31, 2022 and December 31, 2021, the accounts payable balance to our installation partner was zero and less than $0.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 24, 2022 with the Securities and Exchange Commission, or SEC. This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic and geopolitical tensions on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; our future financial and business performance and the potential impact of trade policies and related tariffs on our cost of hardware revenue and hardware revenue margins. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Highlights of First Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 60% of our revenue during the three months ended March 31, 2022, as compared to 62% in the same period in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 3% of our revenue during the three months ended March 31, 2022, as compared to 5% for the same period in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 40% of our revenue during the three months ended March 31, 2022, as compared to 38% in the same period in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 15% to $123.2 million during the three months ended March 31, 2022 from $107.4 million during the three months ended March 31, 2021. Included in SaaS and license revenue was software license revenue, which decreased to $7.1 million during the three months ended March 31, 2022 from $8.7 million during the three months ended March 31, 2021.

•Total revenue increased 19% to $205.4 million during the three months ended March 31, 2022 from $172.5 million during the three months ended March 31, 2021.

•Net income decreased to $8.9 million during the three months ended March 31, 2022, as compared to $14.6 million during the three months ended March 31, 2021. Net income attributable to common stockholders decreased to $9.1 million during the three months ended March 31, 2022, as compared to $14.8 million during the three months ended March 31, 2021.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, decreased to $29.9 million during the three months ended March 31, 2022 from $35.6 million during the three months ended March 31, 2021.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three months ended March 31, 2022 and 2021.

Recent Developments

The COVID-19 pandemic disrupted and may continue to disrupt our supply chain for an unknown period of time due to its impact on manufacturing, production and global transportation. The COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. We have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity, inflation, and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts have been and are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2022, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic and geopolitical tensions, in particular Russia’s recent incursion into Ukraine. Prolonged uncertainty with respect to COVID-19 and geopolitical tensions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Our business and those of our service providers showed some resiliency in 2020 and 2021, and recently we have seen some of these pandemic-related trends subside in certain areas of our business and continuing into 2022. However, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases. The challenges posed by COVID-19 on our business continue to evolve rapidly and we will continue to evaluate our business and operations in light of future developments in 2022 and remain flexible in our response to the challenges presented by the pandemic.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
SaaS and license revenue	$123,225	$107,383
Adjusted EBITDA	29,919	35,606

	Twelve Months Ended March 31,
	2022	2021
SaaS and license revenue renewal rate	94%	95%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, other income / (expense), net, benefit from income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our debt facility and the 2026 Notes. We exclude interest expense in calculating Adjusted EBITDA because we believe that the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and other income / (expense), net from Adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our benefit from income taxes from Adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

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

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2022 and 2021.

SaaS and License Revenue Renewal Rate

Our SaaS and license revenue renewal rate is an operating metric. We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from our subscribers on our Alarm.com platform who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage and it is calculated across our entire subscriber base on the Alarm.com platform excluding subscribers of service providers that may use one of our other platforms as a substitute for the Alarm.com platform. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. Our SaaS and license revenue renewal rate includes subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. We believe that our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.

Adoption of Recent Accounting Pronouncements

On August 5, 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," or ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance eliminates two of the three models in Subtopic 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The amendment in this update is effective for fiscal years beginning after December 15, 2021.

We adopted ASU 2020-06 effective January 1, 2022, using a modified retrospective adoption method, which required us to record the initial effect of this guidance as a cumulative-effect adjustment to retained earnings on January 1, 2022. Upon adoption of ASU 2020-06 we recombined the liability and equity components of the convertible senior notes assuming that the instrument was accounted for as only a liability from inception to the date of adoption. We also recombined the liability and equity components of the debt issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the convertible senior notes and are amortized to interest expense using the effective interest method over the contractual term of the convertible senior notes. We also removed the temporary difference between the book and tax treatment of the debt discount and adjusted the temporary difference between the book and tax treatment of the debt issuance costs of the 2026 Notes. The adoption resulted in the recording of the following increases / (decreases) on our condensed consolidated balance sheets (in thousands):

Balance Sheet Caption	As of January 1, 2022
Deferred tax assets	$15,356
Additional paid-in capital	(56,515)
Convertible senior notes, net	61,899
Retained earnings	9,972

Our net income attributable to common stockholders increased $2.0 million during the three months ended March 31, 2022 as a result of adopting ASU 2020-06 due to no longer recording non-cash interest expense related to the amortization of the debt discount associated with the previous equity component of the 2026 Notes. Upon adoption of this guidance on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share, which required us to increase our diluted weighted average common shares outstanding by 3,396,950 shares for the three months ended March 31, 2022. The impact of ASU 2020-06 on net income attributable to common stockholders and weighted average diluted shares resulted in an increase to basic net income attributable to common stockholders of $0.04 per share and an increase to diluted net income attributable to common stockholders of $0.04 per share, during the three months ended March 31, 2022. See Note 15 for details on the components of basic and diluted earnings per share.

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

Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our OpenEye video surveillance software for an indefinite period of time in exchange for a one-time license fee, which is generally paid at contract inception. Additionally, our hardware and other revenue includes our revenue from Shooter Detection Systems related to the sale of licenses that provide our customers the right to use our indoor gunshot detection solution in exchange for license fees, which are generally paid at contract inception. Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee.

As a result of the COVID-19 pandemic, governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures, and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. We have seen and anticipate we may continue to see disruption to our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions, reluctance of service providers and property owners to meet even where such restrictions have been lifted and general economic conditions. In addition, the COVID-19 pandemic has resulted in a global slowdown of economic activity, inflation, and a recession in the United States and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts have been and are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. As the future impact on global supply chains from COVID-19 is difficult to predict, the extent to which COVID-19 may negatively affect our hardware revenue is uncertain. If the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

Our costs of hardware revenue increased during the second half of 2021 primarily due to an increase in costs for freight shipments, including expedited shipping costs, as well as an increase in inventory component costs. We currently expect our hardware revenue margins to increase in 2022 as compared to the hardware revenue margins we experienced during the fourth quarter of 2021 and first quarter of 2022 as a result of price increases we have implemented on some of our products in 2022 to cover some of our increases in costs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,414 employees as of March 31, 2021 to 1,565 employees as of March 31, 2022 and increased from 1,500 employees as of December 31, 2021, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 457 as of March 31, 2021 to 478 as of March 31, 2022 and increased from 476 as of December 31, 2021. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 160 as of March 31, 2021 to 195 as of March 31, 2022 and increased from 187 as of December 31, 2021. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 797 as of March 31, 2021 to 892 as of March 31, 2022 and increased from 837 as of December 31, 2021. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Expense

We record interest expense associated with our 2026 Notes and our 2017 Facility, which was terminated in January 2021. Interest expense is expected to decrease in 2022, as compared to 2021, due to the adoption of ASU 2020-06 as of January 1, 2022, which eliminated the non-cash interest expense related to the amortization of the debt discount associated with the equity component for 2026 Notes issued on January 20, 2021. There was no impact to our liquidity or cash flows as a result of the adopting this guidance.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and our notes receivable.

Other Income / (Expense), Net

Other income / (expense), net primarily consists of non-operating and miscellaneous expense and income, including the $0.2 million loss on the early extinguishment of the 2017 Facility during the three months ended March 31, 2021.

Benefit from Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rates were below the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. We recognize excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2022		2021
Revenue:
SaaS and license revenue	$123,225	60%	$107,383	62%
Hardware and other revenue	82,212	40	65,115	38
Total revenue	205,437	100	172,498	100
Cost of revenue(1):
Cost of SaaS and license revenue	16,894	8	15,156	9
Cost of hardware and other revenue	73,193	36	50,606	29
Total cost of revenue	90,087	44	65,762	38
Operating expenses:
Sales and marketing(2)	23,192	11	18,999	11
General and administrative(2)	23,994	12	22,882	13
Research and development(2)	51,490	25	42,467	25
Amortization and depreciation	7,761	4	7,385	4
Total operating expenses	106,437	52	91,733	53
Operating income	8,913	4	15,003	9
Interest expense	(784)	—	(3,368)	(2)
Interest income	143	—	157	—
Other income / (expense), net	13	—	(155)	—
Income before income taxes	8,285	4	11,637	7
Benefit from income taxes	(618)	—	(2,913)	(1)
Net income	$8,903	4%	$14,550	8%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense data:
Sales and marketing	$1,058	$808
General and administrative	3,235	2,080
Research and development	7,817	5,000
Total stock-based compensation expense	$12,110	$7,888

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	89%	78%
Total cost of revenue as a percentage of total revenue	44%	38%

Comparison of the Three Months Ended March 31, 2022 to March 31, 2021

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented.

Revenue

	Three Months Ended March 31,		% Change
	2022	2021
Revenue
SaaS and license revenue	$123,225	$107,383	15%
Hardware and other revenue	82,212	65,115	26
Total revenue	$205,437	$172,498	19%

The $32.9 million increase in total revenue for the three months ended March 31, 2022 as compared to the same period in the prior year was primarily the result of a $17.1 million, or 26%, increase in our hardware and other revenue and a $15.8 million, or 15%, increase in our SaaS and license revenue. Our software license revenue included within SaaS and license revenue decreased $1.6 million to $7.1 million during the three months ended March 31, 2022 as compared to $8.7 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $14.1 million for the three months ended March 31, 2022 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2021. The SaaS and license revenue for our Other segment increased $1.8 million for the three months ended March 31, 2022 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions. The increase in hardware and other revenue for the three months ended March 31, 2022 as compared to the same period in the prior year was primarily from the $17.0 million increase in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment due to an increase in the volume of video cameras and video recorders sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $0.1 million, or 8%, for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily due to an increase in sales related to our property management solution.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2022	2021
Cost of revenue(1)
Cost of SaaS and license revenue	$16,894	$15,156	11%
Cost of hardware and other revenue	73,193	50,606	45
Total cost of revenue	$90,087	$65,762	37%
% of total revenue	44%	38%
_______________
(1)Excludes amortization and depreciation shown in operating expenses.

The $24.3 million increase in cost of revenue for the three months ended March 31, 2022 as compared to the same period in the prior year was the result of a $22.6 million, or 45%, increase in cost of hardware and other revenue and a $1.7 million, or 11%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.2 million for the three months ended March 31, 2022 as compared to $0.4 million during the same period in the prior year. The cost of hardware and other revenue for the Alarm.com segment increased $22.6 million during the three months ended March 31, 2022 as compared to the same period in the prior year primarily due to an increase in the number of hardware units shipped and an increase in costs for freight shipments and inventory component costs. The cost of SaaS and license revenue for the Alarm.com segment increased $1.4 million during the three months ended March 31, 2022 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $0.3 million during the three months ended March 31, 2022 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 89% for the three months ended March 31, 2022 and 78% for the same period in the prior year. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended March 31, 2022 as compared to the same period in the prior year is primarily due to the increase in costs for freight shipments and inventory component costs as well as a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for each of the three months ended March 31, 2022 and 2021. Cost of software license revenue as a percentage of software license revenue was 3% for the three months ended March 31, 2022 and 4% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2022	2021
Sales and marketing	$23,192	$18,999	22%
% of total revenue	11%	11%

The $4.2 million increase in sales and marketing expense for the three months ended March 31, 2022 as compared to the same period in the prior year was primarily due to a $2.4 million increase in personnel and related costs for our Alarm.com segment, including salary, benefits, stock-based compensation and travel expenses, attributable in part to increases in the headcount for our sales team to support our growth. Additionally, the increase in sales and marketing expense for the three months ended March 31, 2022 as compared to the same period in the prior year was due to a $1.1 million increase in marketing conference costs for our Alarm.com segment. Sales and marketing expense from our Other segment increased $0.5 million for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team. The number of employees in sales and marketing functions increased from 457 as of March 31, 2021 to 478 as of March 31, 2022.

General and Administrative Expense

	Three Months Ended March 31,		% Change
	2022	2021
General and administrative	$23,994	$22,882	5%
% of total revenue	12%	13%

The $1.1 million increase in general and administrative expense for the three months ended March 31, 2022 as compared to the same period in the prior year was primarily due to a $2.0 million increase in personnel and related costs for our Alarm.com segment due in part to an increase in employee headcount to support our operational growth and a $0.3 million increase in recruiting related costs. The increase in general and administrative expense within the Alarm.com segment for the three months ended March 31, 2022 as compared to the same period in the prior year was partially offset by a $1.9 million decrease in legal costs related to intellectual property litigation. General and administrative expenses from our Other segment increased by $0.7 million for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily due to a $0.4 million increase in the provision for credit losses and a $0.3 million increase in personnel and related costs. The number of employees in general and administrative functions increased from 160 as of March 31, 2021 to 195 as of March 31, 2022.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2022	2021
Research and development	$51,490	$42,467	21%
% of total revenue	25%	25%

The $9.0 million increase in research and development expense for the three months ended March 31, 2022 as compared to the same period in the prior year was primarily due to a $7.1 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $0.5 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $1.3 million for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily due to a $1.0 million increase in personnel and related costs and a $0.3 million increase in expenses for external consultants. The number of employees in research and development functions increased from 797 as of March 31, 2021 to 892 as of March 31, 2022.

Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2022	2021
Amortization and depreciation	$7,761	$7,385	5%
% of total revenue	4%	4%

Amortization and depreciation increased $0.4 million for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily due to the intangible assets that were acquired in connection with the purchase of certain assets of an unrelated third party by EnergyHub, Inc., one of our wholly-owned subsidiaries, on December 16, 2021.

Interest Expense

	Three Months Ended March 31,		% Change
	2022	2021
Interest expense	$(784)	$(3,368)	(77)%
% of total revenue	—%	(2)%

Interest expense decreased $2.6 million for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily due to the adoption of ASU 2020-06, which eliminated the non-cash interest expense related to the amortization of the debt discount associated with the equity component for 2026 Notes issued on January 20, 2021.

Interest Income

	Three Months Ended March 31,		% Change
	2022	2021
Interest income	$143	$157	(9)%
% of total revenue	—%	—%

Interest income decreased less than $0.1 million for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily due to a decrease in our cash and cash equivalents during three months ended March 31, 2022.

Other Income / (Expense), Net

	Three Months Ended March 31,		% Change
	2022	2021
Other income / (expense), net	$13	$(155)	(108)%
% of total revenue	—%	—%

Other income / (expense), net increased $0.2 million for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily due to the $0.2 million loss on the early extinguishment of the 2017 Facility during the three months ended March 31, 2021, which did not occur during the three months ended March 31, 2022.

Benefit from Income Taxes

	Three Months Ended March 31,		% Change
	2022	2021
Benefit from income taxes	$(618)	$(2,913)	(79)%
% of total revenue	—%	(1)%

The benefit from income taxes decreased by $2.3 million for the three months ended March 31, 2022 as compared to the same period in the prior year. Our effective tax rate was (7.5)% for the three months ended March 31, 2022, as compared to (25.0)% for the same period in the prior year. The decrease in the benefit from income taxes for the three months ended March 31, 2022 was primarily due to decreased tax windfall benefits from employee stock-based payment transactions during the three months ended March 31, 2022, as compared to the same period in the prior year.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95% of our revenue, net of intersegment eliminations, for each of the three months ended March 31, 2022 and 2021. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,294 employees as of March 31, 2021 to 1,418 employees as of March 31, 2022 and increased from 1,363 employees as of December 31, 2021. Our Other segment increased from 120 employees as of March 31, 2021 to 147 employees as of March 31, 2022 and increased from 137 employees as of December 31, 2021. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended March 31,
	2022			2021
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$115,348	$81,221	$96,675	$101,263	$64,269	$84,619
Other	7,877	2,304	9,882	6,120	2,017	7,170
Intersegment Alarm.com	—	(899)	(120)	—	(905)	(56)
Intersegment Other	—	(414)	—	—	(266)	—
Total	$123,225	$82,212	$106,437	$107,383	$65,115	$91,733

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $7.1 million for the three months ended March 31, 2022, as compared to $8.7 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2022 and 2021.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process in light of the continuing uncertainty arising from the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except as disclosed in Note 2 of our notes to the condensed consolidated financial statements and as disclosed below, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 24, 2022, or Annual Report.

Convertible Senior Notes

We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective approach. Prior to the adoption of this standard, the 2026 Notes were separated into liability and equity components. Upon adoption of ASU 2020-06, we recombined the liability and equity components of the 2026 Notes assuming that the instrument was accounted for as only a liability from inception to the date of adoption. We also recombined the liability and equity components of the debt issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the 2026 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes. We also removed the temporary difference between the book and tax treatment of the debt discount and adjusted the temporary difference between the book and tax treatment of the debt issuance costs of the 2026 Notes. We no longer consider estimates related to the 2026 Notes to be a critical accounting policy due to the adoption of ASU 2020-06 as this guidance removed any significant judgements involved with the initial accounting assessment of the 2026 Notes.

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$671,753	$710,621
Accounts receivable, net	103,067	105,548
Working capital	781,109	788,281

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2022 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of March 31, 2022, we had $671.8 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings.

In February 2022, we entered into a purchase and sale agreement to purchase a parcel of land consisting of 2.4 acres within close proximity to our headquarters in Tysons, Virginia, which was non-binding pending our completion of due diligence. Upon executing the purchase and sale agreement, we paid a deposit of $0.3 million during the three months ended March 31, 2022. Upon completion of due diligence in April 2022, we paid an additional deposit of $0.1 million in order to close the land purchase during the second quarter of 2022 and expect to pay the remaining $21.4 million during the second quarter of 2022 for the land purchase.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, eliminated the option to immediately deduct research and development expenditures in the year incurred pursuant to Internal Revenue Code Section 174, or Section 174. The amended provision under Section 174 requires taxpayers to capitalize and amortize these expenditures over five years for research performed in the U.S. and over 15 years for research performed outside the U.S. While it is possible that Congress may defer, modify or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified or repealed. If this provision is not deferred, modified or repealed with retroactive effect to January 1, 2022, we estimate it would significantly increase our cash taxes payable and reduce our cash flow from operating activities in 2022. We do not expect the amended provision under Section 174 to impact our tax rate, our results of operations or our Adjusted EBITDA. The actual impact on 2022 cash flow from operating activities will depend on whether and when we make a payment and if this provision is deferred, modified or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022, among other factors. While the largest impact will be to 2022 cash flow from operating activities, the impact would continue over the five year amortization period, but would decrease over the period and be immaterial in year six.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final nine months of fiscal year 2022, we expect our capital expenditures to be between $29.0 million and $32.0 million, primarily related to the remaining payment for the land purchase expected during the second quarter of 2022, the purchases of computer software and equipment as well as the continued build out of our leased and owned office space. Maturities of lease liabilities for our various office, data center and equipment leases are as follows: $8.8 million for the remainder of 2022, $11.7 million in 2023, $10.1 million in 2024, $8.8 million in 2025, $5.1 million in 2026 and $1.0 million in 2027 and thereafter.

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

Material Cash Requirements

As of March 31, 2022, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes and the 2017 Facility was terminated. We recognized an extinguishment loss of $0.2 million in other income / (expense), net in our condensed consolidated statements of operations during the three months ended March 31, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. The carrying value of the 2017 Facility was zero as of March 31, 2022 and December 31, 2021.

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

Dividends

We did not declare or pay dividends during the three months ended March 31, 2022 or 2021. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Program

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the three months ended March 31, 2022, we repurchased 354,123 shares of our common stock under this program for $23.3 million, which includes applicable commissions and fees. No shares of our common stock were repurchased under this program during the three months ended March 31, 2021.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows (used in) / from operating activities	$(13,961)	$21,232
Cash flows used in investing activities	(2,155)	(9,067)
Cash flows (used in) / from financing activities	(22,251)	376,548

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the three months ended March 31, 2022, cash flows used in operating activities were $14.0 million, compared to cash flows from operating activities of $21.2 million for the same period in the prior year. This $35.2 million decrease in cash flows from operating activities was due to a $24.4 million decrease in cash from operating assets and liabilities, a $5.6 million decrease in net income and a $5.2 million decrease in non-cash and other reconciling items.

The $24.4 million decrease in cash from operating assets and liabilities was primarily due to differences in the timing of disbursements and the collection of receipts as well as a $8.2 million change in inventory resulting from an increase in purchased inventory during the three months ended March 31, 2022 as compared to the same period in the prior year as we seek to reduce risks and uncertainties in our supply chain. The $5.2 million decrease in non-cash and other reconciling items was primarily due to a $7.5 million change in deferred income taxes, resulting from an increase in estimated taxable income pursuant to the requirements under Section 174 of the Internal Revenue Code during the three months ended March 31, 2022, as compared to the same period in the prior year. The decrease in non-cash and other reconciling items during the three months ended March 31, 2022 as compared to the same period in the prior year was also due to a $2.5 million decrease in amortization of the debt discount related to the adoption of ASU 2020-06 for the 2026 Notes. These decreases in non-cash and other reconciling items were partially offset by a $4.2 million increase in stock-based compensation resulting from additional grants of restricted stock units during the three months ended March 31, 2022.

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

For the three months ended March 31, 2022, our cash flows used in investing activities was $2.2 million, as compared to $9.1 million for the same period in the prior year. The $6.9 million decrease in cash flows used in investing activities was primarily due to the $5.0 million used to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners during the three months ended March 31, 2021, which did not occur during the three months ended March 31, 2022. Additionally, the decrease in cash flows used in investing activities was due to a $1.9 million reduction in purchases of property and equipment during the three months ended March 31, 2022, as compared to the same period in the prior year.

Financing Activities

Cash generated by financing activities includes proceeds from the 2026 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the three months ended March 31, 2022, cash flows used in financing activities was $22.3 million, compared to cash flows from financing activities of $376.5 million for the same period in the prior year. The $398.8 million decrease in cash flows from financing activities was primarily due to $484.7 million in proceeds from the issuance of the 2026 Notes, net of issuance costs paid during the three months ended March 31, 2021 that did not occur during three months ended March 31, 2022. The decrease in cash flows from financing activities was also due to the repurchase of 354,123 shares of our common stock for $23.3 million during the three months ended March 31, 2022 that did not occur during the same period in the prior year. These decreases in cash flows from financing activities were partially offset by the repayment of $110.0 million to terminate the 2017 Facility during the three months ended March 31, 2021 that did not occur during three months ended March 31, 2022.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, other income / (expense), net, benefit from income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA:
Net income	$8,903	$14,550
Adjustments:
Interest expense, interest income and other income / (expense), net	628	3,366
Benefit from income taxes	(618)	(2,913)
Amortization and depreciation expense	7,761	7,385
Stock-based compensation expense	12,110	7,888
Acquisition-related expense	—	29
Litigation expense	1,135	5,301
Total adjustments	21,016	21,056
Adjusted EBITDA	$29,919	$35,606

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic and geopolitical tensions continues to create significant volatility in the financial markets subsequent to the quarter ended March 31, 2022.

Market Risk

On January 20, 2021, we issued the 2026 Notes. During 2021 we carried these instruments at face value less unamortized discount and unamortized issuance costs on our condensed consolidated balance sheets. Subsequent to the adoption of ASU 2020-06 on January 1, 2022, we carry these instruments at face value less unamortized issuance costs. However, the fair value of the 2026 Notes fluctuates when the market price of our common stock fluctuates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. While we have experienced inflationary pressures on our inventory component and freight costs, we have implemented price increases on some of our products in 2022 to cover some of these increases in costs. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to work remotely. These temporary measures have not materially impacted our internal control over financial reporting during our fiscal quarter ended March 31, 2022.

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

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. We moved to dismiss the case for failure to state a claim on March 28, 2022. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. Two of the other three asserted patents are currently in ex parte reexamination proceedings at the PTO, and all claims of the third were found unpatentable by the PTAB in inter partes review on April 18, 2022. Also on April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents, including the reexamination proceedings.

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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. ADT answered the second amended complaint on March 22, 2022 and asserted defenses based on non-infringement and invalidity of all five asserted patents. The case is currently in discovery, and no trial date has been set. Two of the asserted patents are under inter partes review at the PTAB, and ADT has filed petitions for inter partes review for the three other asserted patents for which decisions on institution are pending. ADT moved to stay the case pending the outcome of the inter partes reviews on March 9, 2022. The motion remains pending.

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

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:
•Our quarterly results of operations have fluctuated and are likely to continue to fluctuate and may be negatively affected by the COVID-19 pandemic, the precautions we have taken in response to the pandemic, the disruption to global supply chains, negative general economic conditions and geopolitical tensions.
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
•The markets in which we participate are highly competitive and many companies, including large technology companies, broadband and security service providers and other managed service providers, are actively targeting the home and business automation, security monitoring, video monitoring and energy management markets.
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
•Assertions by third parties that we are infringing its intellectual property subject us to costly and time-consuming litigation or expensive licenses that could harm our business and results of operations.
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

The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures, to combat its spread, resurgences and variants, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. While vaccines have been approved for use in the United States and in many other countries, and vaccination efforts have been and are underway, it remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. To date, the COVID-19 pandemic has, and it may continue to, disrupt our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, as well as cause disruptions to and restrictions on our service providers’ ability to travel and to meet with residential and commercial property owners who use our solutions, cancellations or postponement of certain events, or temporary closures of our facilities or the facilities of our service providers or suppliers. Further, given global supply chain shortages, our service providers may be unable to source other hardware required for installation, such as security control panels and related peripherals, which could result in reduced demand for our products and services. See “We depend on our suppliers. The loss of any key supplier or the inability of a key supplier to deliver their products to us on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations” below. The COVID-19 pandemic has also resulted in significant volatility in global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty may also negatively impact pricing for our platform or cause customers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our revenue, cash flows, results of operations and financial condition. The increased uncertainty and volatility in global markets may also negatively impact our growth opportunities whether organically or through acquisitions. Because our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions, any such adverse effects may not be fully reflected in our results of operation until future periods.

The uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic makes the long-term impact of the pandemic difficult to predict and the full extent to which it may negatively affect our industry, our supply of hardware products, our business operations or our operating results is uncertain. Weak global economic conditions, inflation, additional business disruptions or closures and spikes or surges in COVID-19 infection, also may exacerbate the impact of the pandemic. Further, we do not yet know the full effects of the COVID-19 pandemic on our suppliers and service providers. However, if the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance relating to the anticipated results of operations of an acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures and operations of the acquired business. Similarly, guidance offered in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic, the evolving responses to the resulting public health crisis and geopolitical tensions, in particular Russia’s recent incursion into Ukraine, is inherently more speculative in nature than guidance offered in periods of relative stability. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

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

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and shelter-in-place orders in many of the locations we have offices or other facilities, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, service providers and subscribers, as well as the communities in which we participate. These precautionary measures could negatively impact our business. In particular, we have enabled substantially all of our employees to work remotely in compliance with relevant government advice, have limited non-essential travel for our employees, are canceling, postponing or limiting company-sponsored events, employee attendance at industry events and in-person work-related meetings. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily limiting travel and shifting non-essential function employees to work-from-home could negatively impact our marketing efforts, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity, any of which could harm our business. Though we are taking these precautionary measures as well as preparing our systems for the likelihood of increased cybersecurity threats, there is no guarantee that our precautions will fully protect our employees or enable us to maintain our productivity and any illnesses linked or alleged to be linked to our employees or service providers, whether accurate or not, could further harm our business. The full extent to which COVID-19 and our precautionary measures related thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

•the strength of regional, national and global economies; and

•the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods, epidemics, pandemics, including COVID-19, and other catastrophic events or man-made problems such as terrorism, civil unrest and actual or threatened armed conflict, or global or regional economic, political and social conditions.

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue growth and changes in Adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three months ended March 31, 2022 and 2021.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platforms and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platforms and solutions. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical tensions, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad.

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

Our business is subject to the risks of earthquakes, hurricanes, fires, power outages, floods, pandemics, natural disasters and other catastrophic events, and to interruption by man-made problems such as terrorism, civil unrest and actual or threatened armed conflict, or global or regional economic, political and social conditions.

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

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Since we operate on a global basis, our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. From time to time, we could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a specific asset type, customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations.

Recently, Russia initiated military action against Ukraine. In response, the U.S. and certain other countries imposed sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, the movement of refugees, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $420.5 million in 2018 to $749.0 million in 2021 and increased from $172.5 million for the three months ended March 31, 2021 to $205.4 million for the three months ended March 31, 2022. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 884 as of December 31, 2018 to 1,565 as of March 31, 2022. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Our advertising and sales practices and that of our U.S. service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, we have in the past incurred costs to settle alleged violations of the Telephone Consumer Protection Act, or TCPA, and no assurance can be given that we will not be exposed to future liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. State-level privacy and data security laws in California and various other U.S. states regulate our, and our service provider partners’, use, collection, and disclosure of subscribers’ personal information. A number of proposed privacy bills in other U.S. states could place restrictions on how we and our service provider partners use personal information and market to consumers in those states. Other laws and regulations, including consumer protection laws, laws and regulations governing advertising and sales practices, as well as privacy and data security laws and regulations apply in the other countries in which we operate. See “Evolving government and industry regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition” below. Furthermore, the SEC has recently proposed expansive rules requiring public companies to disclose information about the material impact of climate on their businesses, as well as information about companies’ governance, risk management and strategy related to climate risk. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

The markets in which we participate are highly competitive and many companies, including large technology companies, broadband and security service providers and other managed service providers, are actively targeting the home and business automation, security monitoring, video monitoring and energy management markets. If we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.

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

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, social engineering attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. In addition, due to the COVID-19 pandemic, we have enabled substantially all of our employees to work remotely which may make us more vulnerable to cyber-attacks or other security breaches. Furthermore, cyber-attacks may potentially increase following Russia’s recent incursion into Ukraine.

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

Our industry is characterized by rapid technological innovation. Our platforms and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology, cellular networks or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies. For example, certain cellular carriers have announced their intention to shut down their 3G and CDMA wireless networks by the end of 2022. We intend to work with our service providers to develop a transition plan this year to convert or upgrade the equipment of end user accounts reliant upon 3G or CDMA networks, and we expect to incur incremental costs related to the planned 3G and CDMA network shutdown. If our service providers are not able to convert or upgrade the equipment of their customers who are currently using 3G or CDMA network technology, then those accounts may be terminated with us when such networks are no longer available.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. Further, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. These supply chain risks are heightened in the current environment where continuing travel restrictions and shelter-in-place orders as well as limitations on factory capacity, including labor shortages, and delays in shipping times due to the COVID-19 pandemic have and may continue to adversely affect production of and the timing of delivery of components. For example, there is currently a global shortage of semiconductors used in our video, cellular communicator, and other products. Shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for longer lead times and limited availability, but we cannot assure you that our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while reductions in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 62% of our hardware revenue for the three months ended March 31, 2022 (27%, 21% and 14% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. For example, as of the date of this filing, based on information provided by a subcomponent supplier, we may not receive adequate deliveries in 2022 of a critical semiconductor subcomponent used in the manufacturing of Alarm.com communications modules, which could disrupt the timing and quantity of deliveries of these products to our customers. We are working with the impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. If our suppliers are unable to continue to provide agreed upon supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We have historically relied on both the EU-U.S. Privacy Shield and SCCs for transferring personal data from the EEA, and as a result of the CJEU ruling, we have transitioned our data transfers covered under the EU-U.S. Privacy Shield to be covered under SCCs. In June 2021, the European Commission adopted a new version of the SCCs, which we began using on September 27, 2021. We have until December 27, 2022 to implement the new SCCs with all of our EEA customers and vendors who are sub-processors and receive access to personal data from our EEA customers. Moreover, the UK data protection regulator developed new SCCs for transferring personal data from the UK that were finalized in March 2022, and we will be required to execute the new UK SCCs with our current and future customers in the UK.

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

As of March 31, 2022, we had $199.7 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic and geopolitical tensions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

Beginning in 2022, the TCJA eliminated the option to immediately deduct research and development expenditures in the year incurred pursuant to Section 174. The amended provision under Section 174 requires taxpayers to capitalize and amortize these expenditures over five years for research performed in the U.S. and over 15 years for research performed outside the U.S. While it is possible that Congress may defer, modify or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified or repealed. If this provision is not deferred, modified or repealed with retroactive effect to January 1, 2022, we estimate it would significantly increase our cash taxes payable and reduce our cash flow from operating activities in 2022. We do not expect the amended provision under Section 174 to impact our tax rate, our results of operations or our Adjusted EBITDA. The actual impact on 2022 cash flow from operating activities will depend on whether and when we make a payment and if this provision is deferred, modified or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022, among other factors. While the largest impact will be to 2022 cash flow from operating activities, the impact would continue over the five year amortization period, but would decrease over the period and be immaterial in year six.

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

Changes in laws that apply to us could result in increased regulatory requirements and compliance costs which could harm our business, financial condition, cash flows and results of operations. For example, the SEC has recently proposed expansive rules requiring public companies to disclose information about the material impact of climate on their businesses, as well as information about companies’ governance, risk management and strategy related to climate risk. In certain jurisdictions, regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm, and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, cash flows and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, financial condition, cash flows and results of operations.

We face many risks associated with our international business operations and our plans to expand internationally, which could harm our business, financial condition, cash flows and results of operations.

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 2% and 4% of our total revenue for each of the three months ended March 31, 2022 and 2021. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies are highly complex and involve many assumptions, estimates and judgments. A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. GAAP rules are subject to interpretation by the FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, we adopted Accounting Standards Update, or ASU, 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" as of January 1, 2022, which eliminated the non-cash interest expense related to the amortization of the debt discount associated with the equity component for 2026 Notes issued on January 20, 2021. See Note 2 to our condensed consolidated financial statements for new accounting pronouncements. Implementation of new accounting standards could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Assertions by third parties that we are infringing its intellectual property subject us to costly and time-consuming litigation or expensive licenses that could harm our business and results of operations.

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

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation and our service provider partner contracts may require us to indemnify them against certain liabilities they may incur as a result of our infringement or alleged infringement of any third-party intellectual property. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Given that our platforms and solutions integrate with many aspects of a property, the risk that our platforms and solutions may be subject to these allegations is exacerbated. As we seek to extend our platforms and solutions, we could be constrained by the intellectual property rights of others. If our platforms and solutions exceed the scope of in-bound licenses or violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our platforms and solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition, cash flows and results of operations. If we were compelled to withdraw any of our platforms and solutions from the market, our business, financial condition, cash flows and results of operations could be harmed.

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

•changes in the anticipated future size and growth rate of our market; and

•general economic, regulatory and market conditions in the United States and abroad as well as the uncertainty resulting from the COVID-19 pandemic and geopolitical tensions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2022.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 to January 31, 2022	—	$—	—	$100,000,000
February 1 to February 28, 2022	—	—	—	100,000,000
March 1 to March 31, 2022	354,123	65.88	354,123	76,669,910
Total	354,123	$65.88	354,123
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

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1*†	Form of Option Grant Package under 2015 Equity Incentive Plan
10.2*†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
_______________

(1) Previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on June 10, 2021, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K (File No. 001-37461), filed with the Securities and Exchange Commission on February 24, 2022, and incorporated herein by reference.

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

Alarm.com Holdings, Inc.

Date:	May 5, 2022	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)