Form 10-Q
period 2022-06-30
Alarm.com Holdings, Inc.
filed 2022-08-09
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 2, 2022, there were 49,739,773 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
SaaS and license revenue	$129,475	$113,186	$252,700	$220,569
Hardware and other revenue	83,370	75,671	165,582	140,786
Total revenue	212,845	188,857	418,282	361,355
Cost of revenue(1):
Cost of SaaS and license revenue	18,688	17,201	35,582	32,357
Cost of hardware and other revenue	68,648	60,166	141,841	110,772
Total cost of revenue	87,336	77,367	177,423	143,129
Operating expenses:
Sales and marketing	22,933	20,529	46,125	39,528
General and administrative	29,309	23,268	53,303	46,150
Research and development	54,156	43,491	105,646	85,958
Amortization and depreciation	7,775	7,477	15,536	14,862
Total operating expenses	114,173	94,765	220,610	186,498
Operating income	11,336	16,725	20,249	31,728
Interest expense	(785)	(4,154)	(1,569)	(7,522)
Interest income	1,016	149	1,159	306
Other income / (expense), net	105	32	118	(123)
Income before income taxes	11,672	12,752	19,957	24,389
Provision for / (benefit from) income taxes	844	(1,738)	226	(4,651)
Net income	10,828	14,490	19,731	29,040
Net loss attributable to redeemable noncontrolling interest	14	255	190	535
Net income attributable to common stockholders	$10,842	$14,745	$19,921	$29,575

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.22	$0.30	$0.40	$0.60
Diluted	$0.21	$0.28	$0.38	$0.57
Weighted average common shares outstanding:
Basic	49,931,689	49,808,969	50,068,176	49,686,110
Diluted	54,757,020	51,754,392	55,054,970	51,789,943
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$643,380	$710,621
Accounts receivable, net of allowance for credit losses of $2,508 and $2,168, and net of allowance for product returns of $1,231 and $1,181 as of June 30, 2022 and December 31, 2021, respectively	108,256	105,548
Inventory	108,321	75,276
Other current assets, net of allowance for credit losses of $1 and $2 as of June 30, 2022 and December 31, 2021, respectively	26,038	26,175
Total current assets	885,995	917,620
Property and equipment, net	60,680	41,713
Intangible assets, net	82,264	91,406
Goodwill	112,901	112,901
Deferred tax assets	51,638	13,547
Operating lease right-of-use assets	31,850	30,479
Other assets, net of allowance for credit losses of $1 and $78 as of June 30, 2022 and December 31, 2021, respectively	30,213	24,349
Total assets	$1,255,541	$1,232,015
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$100,983	$89,816
Accrued compensation	21,655	23,495
Deferred revenue	6,959	5,697
Operating lease liabilities	11,789	10,331
Total current liabilities	141,386	129,339
Deferred revenue	10,282	9,140
Convertible senior notes, net	488,804	425,345
Operating lease liabilities	31,612	32,591
Other liabilities	6,047	9,545
Total liabilities	678,131	605,960
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	16,127	12,888
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 50,697,378 and 50,406,606 shares issued; and 49,715,571 and 50,259,453 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	507	504
Additional paid-in capital	468,698	498,979
Treasury stock, at cost; 981,807 and 147,153 shares as of June 30, 2022 and December 31, 2021, respectively	(56,648)	(5,149)
Retained earnings	148,726	118,833
Total stockholders’ equity	561,283	613,167
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,255,541	$1,232,015

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2022	2021
Net income	$19,731	$29,040
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	547	150
Reserve for product returns	1,715	1,129
Recovery of credit losses on notes receivable	(78)	(11)
Amortization on patents and tooling	701	603
Amortization and depreciation	15,536	14,862
Amortization of debt discount and debt issuance costs	1,560	7,399
Amortization of operating leases	5,065	4,695
Deferred income taxes	(22,734)	(7,143)
Stock-based compensation	24,899	17,944
Gain on investment	(140)	—
Loss on early extinguishment of debt	—	185
Changes in operating assets and liabilities:
Accounts receivable	(4,970)	(10,565)
Inventory	(33,045)	(15,330)
Other current and non-current assets	(2,485)	(8,131)
Accounts payable, accrued expenses and other current liabilities	10,046	13,403
Deferred revenue	2,404	2,490
Operating lease liabilities	(6,100)	(5,677)
Other liabilities	(394)	265
Cash flows from operating activities	12,258	45,308
Cash flows used in investing activities:
Additions to property and equipment	(26,302)	(7,381)
Issuances of notes receivable	(3,000)	—
Receipt of payments on notes receivable	32	5
Purchase of investment in unconsolidated entity	—	(5,000)
Proceeds from investment	140	—
Cash flows used in investing activities	(29,130)	(12,376)
Cash flows (used in) / from financing activities:
Repayments of credit facility	—	(110,000)
Proceeds from issuance of convertible senior notes	—	500,000
Payments of debt issuance costs	—	(15,698)
Payments of deferred consideration for business acquisitions	—	(878)
Purchases of treasury stock	(51,499)	—
Issuances of common stock from equity-based plans	1,663	2,867
Cash flows (used in) / from financing activities	(49,836)	376,291
Net (decrease) / increase in cash, cash equivalents and restricted cash	(66,708)	409,223
Cash, cash equivalents and restricted cash at beginning of the period	710,621	253,459
Cash, cash equivalents and restricted cash at end of the period	$643,913	$662,682

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$643,380	$662,682
Restricted cash included in other assets	533	—
Total cash, cash equivalents and restricted cash	$643,913	$662,682
See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interest					Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
		Preferred Stock		Common Stock			Treasury Stock
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	$12,888	—	$—	50,407	$504	$498,979	147	$(5,149)	$118,833	$613,167
Adoption of accounting standard on debt with conversion and other options	—	—	—	—	—	(56,515)	—	—	9,972	(46,543)
Common stock issued in connection with equity-based plans	—	—	—	85	1	1,079	—	—	—	1,080
Purchase of treasury stock	—	—	—	—	—	—	354	(23,331)	—	(23,331)
Stock-based compensation expense	—	—	—	—	—	12,110	—	—	—	12,110
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,569	—	—	—	—	(2,569)	—	—	—	(2,569)
Net income / (loss) attributable to common stockholders	(176)	—	—	—	—	—	—	—	9,079	9,079
Balance as of March 31, 2022	$15,281	—	$—	50,492	$505	$453,084	501	$(28,480)	$137,884	$562,993
Common stock issued in connection with equity-based plans	—	—	—	205	2	581	—	—	—	583
Purchase of treasury stock	—	—	—	—	—	—	481	(28,168)	—	(28,168)
Reclassification of subsidiary long-term incentive plan liability related to modification	—	—	—	—	—	3,104	—	—	—	3,104
Stock-based compensation expense	—	—	—	—	—	12,789	—	—	—	12,789
Accretion adjustments of redeemable noncontrolling interest to redemption value	860	—	—	—	—	(860)	—	—	—	(860)
Net income / (loss) attributable to common stockholders	(14)	—	—	—	—	—	—	—	10,842	10,842
Balance as of June 30, 2022	$16,127	—	$—	50,697	$507	$468,698	982	$(56,648)	$148,726	$561,283

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022 and 2021

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. We offer a comprehensive suite of cloud-based solutions for the smart residential and commercial property, including interactive security, video monitoring, intelligent automation and energy management. Millions of property owners depend on our technology to intelligently secure, automate and manage their residential and commercial properties. Our solutions are delivered through an established network of trusted service provider partners, who are experts at selling, installing and supporting our solutions. The number of our service provider partners exceeded 10,900 in 2021. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022, or the Annual Report. The condensed consolidated balance sheet as of December 31, 2021 was derived from our audited financial statements but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine (collectively Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. In particular, the COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions including, the path of the COVID-19 pandemic, the evolution of COVID-19 variants or the emergence of other public health crises. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2022, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. Because of the use of estimates inherent in the financial reporting process and in light of the continuing uncertainty arising from the Macroeconomic Conditions, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, the lease term and incremental borrowing rates for leases, stock-based compensation, income taxes, legal reserves, fair value of the debt component of convertible notes and goodwill and intangible assets.

Comprehensive Income

Our comprehensive income for the three and six months ended June 30, 2022 and 2021 was equal to our net income disclosed in the condensed consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and six months ended June 30, 2022 from those disclosed in our Annual Report.

Restricted Cash

We consider all cash reserved for a specific use and not available for immediate or general business use to be restricted cash. As of June 30, 2022, we had a total of $0.5 million of restricted cash. We had no restricted cash as of December 31, 2021. As of June 30, 2022, all restricted cash was included in other assets.

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense related to time-based restricted stock units based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions, which requires considerable judgment. We estimate the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. In prior years, we used the "simplified method" to calculate the expected term, which was presumed to be the mid-point between the vesting date and the end of the contractual term. Beginning upon the first grant of options in 2022, the expected term for options granted is estimated using our historical experience, including information related to options we have granted.

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

Our net income attributable to common stockholders increased $2.0 million and $4.0 million during the three and six months ended June 30, 2022, respectively, as a result of adopting ASU 2020-06 due to no longer recording non-cash interest expense related to the amortization of the debt discount associated with the previous equity component of the convertible senior notes. Upon adoption of this guidance on January 1, 2022, we began using the if-converted method when calculating the dilutive impact

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
of the convertible senior notes on net income per share, which required us to increase our diluted weighted average common shares outstanding by 3,396,950 shares for the three and six months ended June 30, 2022. The impact of ASU 2020-06 on net income attributable to common stockholders and weighted average diluted shares resulted in an increase to basic net income attributable to common stockholders of $0.04 and $0.08 per share and an increase to diluted net income attributable to common stockholders of $0.04 and $0.07 per share, during the three and six months ended June 30, 2022, respectively. See Note 15 for details on the components of basic and diluted earnings per share.

On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" which includes requirements to disclose current period gross write-offs by year of origination for financing receivables. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance over disclosing current period gross write-offs by year of origination for financial receivables should be applied prospectively. We adopted this guidance during the three months ended March 31, 2022 and there was no impact to the disclosures within the "Allowance for Credit Losses - Notes Receivable" section of Note 8 as there were no write-offs of notes receivable during each of the three and six months ended June 30, 2022.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended June 30, 2022 and 2021, our reserve against revenue for hardware returns was approximately 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $5.6 million and $6.0 million as of June 30, 2022 and December 31, 2021, respectively, which combines current and long-term balances.

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

We recognize an asset related to the costs incurred to obtain a contract only if we expect to recover those costs and we would not have incurred those costs if the contract had not been obtained. We recognize an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. Our assets related to costs incurred to obtain a contract consist of capitalized commission costs and upfront payments made to a customer. Based on the policy above, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract. When calculating the incremental cost of obtaining a contract, we exclude any commission costs related to metrics that could be satisfied without obtaining a contract, including training-related metrics. We amortize our commission costs over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. The three-year period was determined based on our review of historical enhancements and upgrades to our products and services. We applied the portfolio approach to account for the amortization of contract costs for those contracts that have similar characteristics. Upfront payments made to a customer are capitalized and amortized over the expected period of benefit and are recorded as a reduction to revenue.

The current portion of capitalized commission costs and upfront payments made to customers is included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to customers is reflected in other assets within our condensed consolidated balance sheets.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the three and six months ended June 30, 2022 and 2021.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
The changes in our contract assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning of period balance	$4,480	$4,603	$4,520	$4,306
Commission costs and upfront payments to a customer capitalized in period	3,921	1,051	4,727	2,157
Amortization of contract assets	(986)	(883)	(1,832)	(1,692)
End of period balance	$7,415	$4,771	$7,415	$4,771

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

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning of period balance	$15,619	$13,656	$14,837	$12,529
Revenue deferred in period	5,387	3,648	9,377	7,449
Revenue recognized from amounts included in contract liabilities	(3,765)	(2,285)	(6,973)	(4,959)
End of period balance	$17,241	$15,019	$17,241	$15,019

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$111,995	$108,897
Allowance for credit losses	(2,508)	(2,168)
Allowance for product returns	(1,231)	(1,181)
Accounts receivable, net	$108,256	$105,548

For the three and six months ended June 30, 2022, we recorded a provision for credit losses of $0.4 million and $0.5 million on our accounts receivable, respectively. For the three and six months ended June 30, 2021, we recorded a provision for credit losses of $0.1 million and $0.2 million on our accounts receivable, respectively.

For the three and six months ended June 30, 2022, we recorded a reserve for product returns of $0.9 million and $1.7 million, respectively, as compared to $0.5 million and $1.1 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and six months ended June 30, 2022, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three and six months ended June 30, 2022, as compared to historical periods other than a partial write-off of $0.7 million related to one of our distribution partners' outstanding balance during the six months ended June 30, 2021, upon the distributor being acquired by a third party.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three and six months ended June 30, 2022, we recorded credit loss expense for accounts receivable and notes receivable of $0.4 million and $0.3 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2021, we recorded credit loss expense of $0.1 million and less than $0.1 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(2,122)	$(31)	$(3,670)	$(242)	$(2,035)	$(133)	$(4,442)	$(254)
(Provision for) / recovery of expected credit losses	(464)	(29)	(111)	(7)	(619)	72	(147)	(3)
Write-offs	136	2	338	118	204	3	1,146	126
End of period balance	$(2,450)	$(58)	$(3,443)	$(131)	$(2,450)	$(58)	$(3,443)	$(131)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$30,429	$15,823
Finished goods	77,892	59,453
Total inventory	$108,321	$75,276

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2022	$112,901	$—	$112,901
Goodwill acquired	—	—	—
Balance as of June 30, 2022	$112,901	$—	$112,901

There were no impairments of goodwill during the three and six months ended June 30, 2022 and 2021.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2022	$59,426	$30,157	$1,823	$91,406
Amortization	(5,952)	(2,892)	(298)	(9,142)
Balance as of June 30, 2022	$53,474	$27,265	$1,525	$82,264

We recorded $4.5 million and $9.1 million of amortization related to our intangible assets for the three and six months ended June 30, 2022, respectively, as compared to $4.3 million and $8.5 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022, we wrote-off $0.7 million in fully amortized intangible assets in the Alarm.com segment that were acquired in 2014 related to customer relationships, developed technology, trade name and other intangible assets that no longer existed as of January 1, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$125,885	$(72,411)	$53,474	7.5
Developed technology	49,143	(21,878)	27,265	6.0
Trade name	3,787	(2,262)	1,525	2.6
Total intangible assets	$178,815	$(96,551)	$82,264	6.9

	December 31, 2021
	Gross Carrying Amount	Impairment of Intangible Assets	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(86)	$(66,581)	$59,426	7.9
Developed technology	49,371	—	(19,214)	30,157	6.5
Trade name	3,815	—	(1,992)	1,823	3.1
Other	234	—	(234)	—	0.0
Total intangible assets	$179,513	$(86)	$(88,021)	$91,406	7.4

Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. The carrying value, net of amortization, of our purchased patents and patent licenses was $1.9 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, $0.5 million and $0.6 million of patent costs were included in other current assets and $1.4 million and $1.6 million of patent costs were included in other assets, respectively. We have $7.0 million of historical cost in purchased patents and patent licenses as of June 30, 2022. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to 18 years. Patent amortization cost of $0.1 million and $0.2 million was included in cost of SaaS and license revenue in our condensed consolidated statements of operations for each of the three and six months ended June 30, 2022 and 2021, respectively. Patent amortization cost of $0.1 million was included in amortization and depreciation in our condensed consolidated statements of operations for each of the three and six months ended June 30, 2022 and 2021.

Loan to a Distribution Partner

In June 2020, we amended an existing term loan with our distribution partner and also amended an existing subordinated credit agreement with the affiliated entity of the distribution partner. At the time of the amended term loan and subordinated credit agreement in June 2020, the outstanding balance of the term loan was $3.0 million and the outstanding balance of the subordinated credit agreement was $3.0 million. Under the amended terms, the distribution partner paid us $2.0 million in principal for the term loan on June 9, 2020 and the remaining $1.0 million was transferred to the amended subordinated credit agreement with the affiliated entity of the distribution partner. As of June 30, 2022 and December 31, 2021, there was no remaining amount outstanding related to the amended term loan.

The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on September 9, 2025 and interest on the outstanding principal balance accrues at a rate of 9.0% per annum and is payable in kind. As of June 30, 2022 and December 31, 2021, $4.8 million and $4.6 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheets, respectively.

For the three and six months ended June 30, 2022, we recognized $0.9 million and $1.5 million of revenue from the distribution partner associated with these loans, respectively, as compared to $0.9 million and $1.6 million for the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of June 30, 2022 and December 31, 2021, $1.1 million and $1.2 million of principal was outstanding from the service provider partner under the loan agreement, respectively.

For three and six months ended June 30, 2022 and 2021, we recognized less than $0.1 million and $0.1 million of revenue, respectively, from the service provider partner associated with this loan.

Loan to a Technology Company

In May 2022, we entered into a loan agreement with a technology company, under which we agreed to loan the technology company $1.5 million, collateralized by the assets of the technology company. Interest on the outstanding principal accrues at a rate per annum equal to 7.0% and interest and principal payments are due on the maturity date of the loan, which is expected to be during the third quarter of 2022. As of June 30, 2022, $1.5 million of principal was outstanding from the technology company under the loan agreement.

For the three and six months ended June 30, 2022 and 2021, we did not record any revenue from the technology company associated with this loan.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of June 30, 2022, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the three and six months ended June 30, 2022 and 2021, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of June 30, 2022 and December 31, 2021, our investment in the hardware supplier was $5.6 million.

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

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from the same technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of June 30, 2022 and December 31, 2021, our investment in the technology partner was $5.7 million.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
Allowance for Credit Losses - Notes Receivable

We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments for our notes receivable during the three and six months ended June 30, 2022, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable. There were no hardware financing receivables outstanding as of June 30, 2022.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of June 30, 2022 and December 31, 2021 was less than $0.1 million, and is reflected in other current assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three and six months ended June 30, 2022 and 2021.

There were no purchases or sales of financial assets during the three and six months ended June 30, 2022 and 2021. There were no significant changes in the amount of note receivable write-offs during the three and six months ended June 30, 2022, as compared to historical periods.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(1)	$(1)	$(73)	$(5)	$(79)	$(1)	$(73)	$(16)
(Provision for) / recovery of expected credit losses	(1)	1	(1)	1	77	1	(1)	12
Write-offs	—	—	—	—	—	—	—	—
End of period balance	$(2)	$—	$(74)	$(4)	$(2)	$—	$(74)	$(4)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	June 30, 2022
Loan Receivables:	2022	2021	2020	2019	2018	Prior	Total
Current	$3,000	$—	$1,123	$3	$—	$4,811	$8,937
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$3,000	$—	$1,123	$3	$—	$4,811	$8,937

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021

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

There were no notes receivables placed on nonaccrual status as of June 30, 2022 and December 31, 2021. During the three and six months ended June 30, 2022 and 2021, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of June 30, 2022 and December 31, 2021, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of June 30, 2022 and December 31, 2021, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of June 30, 2022 and December 31, 2021, $17.9 million and $17.7 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses and long lead-time parts related to our inventory.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of June 30, 2022	$609,640	$—	$—	$609,640
Money market accounts as of December 31, 2021	679,278	—	—	679,278

Liabilities:
Subsidiary long-term incentive plan as of June 30, 2022	$—	$—	$—	$—
Subsidiary long-term incentive plan as of December 31, 2021	—	—	3,351	3,351

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
The following table summarizes the change in fair value of the Level 3 liabilities for the subsidiary long-term incentive plan with significant unobservable inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning of period balance	$3,104	$1,195	$3,351	$1,000
Changes in fair value included in earnings	—	(185)	(247)	10
Reclassification to additional paid in capital upon modification	(3,104)	—	(3,104)	—
End of period balance	$—	$1,010	$—	$1,010

As of June 30, 2022, $609.1 million of our money market accounts was included in cash and cash equivalents and $0.5 million was included in other assets in our condensed consolidated balance sheets. As of December 31, 2021, $679.3 million was included in cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of June 30, 2022.

The liability for the subsidiary long-term incentive plan consisted of the potential cash payment contingent upon meeting certain financial milestones related to the agreement established with certain employees of one of our subsidiaries. This incentive plan was established in November 2017 and the amount of compensation awarded to employees depended on the fair market value of the subsidiary, which was determined in part by the subsidiary’s projected financial results. We accounted for the subsidiary long-term incentive plan using fair value and established liabilities for the future payments under the terms of the incentive plan based on estimating revenue, EBITDA and EBITDA margin of the subsidiary over the period of the incentive plan through the anticipated achievement of the milestones. We estimated the fair value of the liability by using a Monte Carlo simulation model which involves several Level 3 unobservable inputs. The significant unobservable inputs used in the valuation included a weighted average revenue volatility and the revenue risk adjustment. The revenue volatility was weighted using revenue volatility results from the subsidiary’s peer group as well as market transaction metrics. The revenue risk adjustment was calculated using capital structure allocations from the subsidiary’s peer group, market transaction metrics as well as United States Treasury yields.

In May 2022, we terminated the subsidiary long-term incentive plan. The fair value of the liability related to the subsidiary long-term incentive plan as of the termination date was consistent with the liability as of March 31, 2022. Concurrent with the termination of the subsidiary long-term incentive plan, we granted performance-based restricted stock units to those employees who previously participated in the subsidiary long-term incentive plan. We accounted for the termination of the subsidiary long-term incentive plan and concurrent grant of performance-based restricted stock units as a modification of the original subsidiary long-term incentive plan. As a result, we reclassified the $3.1 million liability related to the subsidiary long-term incentive plan to additional paid-in capital during the three months ended June 30, 2022. Additionally, we recorded $1.2 million in incremental compensation costs as additional stock-based compensation expense to the applicable operating expense category based on the respective employee’s function (sales and marketing, general and administrative or research and development) during the three months ended June 30, 2022. The incremental compensation costs represented the excess of the fair value of the performance-based restricted stock units over the fair value of the subsidiary long-term incentive plan as of the modification date of the subsidiary long-term incentive plan.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the three and six months ended June 30, 2022 and 2021. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and six months ended June 30, 2022 and 2021.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$2,592	$2,357	$5,065	$4,695
Cash paid for amounts included in the measurement of operating lease liabilities	3,125	2,905	6,100	5,677
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	3,930	791	5,712	1,015

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term — operating leases	3.8 years	4.2 years
Weighted-average discount rate — operating leases	3.6%	3.6%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2022	$6,525
2023	12,927
2024	11,567
2025	9,310
2026	5,112
2027 and thereafter	1,017
Total lease payments	46,458
Less: imputed interest(2)	3,057
Present value of lease liabilities	$43,401
_______________
(1)Operating lease payments exclude $6.4 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $1.0 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of June 30, 2022 or December 31, 2021. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and six months ended June 30, 2022 and 2021.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$64,180	$64,751
Accrued expenses	14,842	19,894
Income taxes payable	15,887	—
Other current liabilities	6,074	5,171
Accounts payable, accrued expenses and other current liabilities	$100,983	$89,816

The components of other liabilities are as follows (in thousands):

	June 30, 2022	December 31, 2021
Holdback liability from asset acquisition	$—	$850
Subsidiary long-term incentive plan	—	3,351
Other liabilities	6,047	5,344
Other liabilities	$6,047	$9,545

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
June 30, 2022 and 2021
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

As discussed in Note 2, we adopted ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" effective January 1, 2022, using a modified retrospective adoption method. Prior to the adoption of the standard, the 2026 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component was recorded in additional paid-in capital and was not remeasured as it continued to meet the conditions for equity classification. The debt discount for conversion option, debt issuance costs and net carrying amount of the equity component was $77.2 million, $2.4 million and $74.8 million, respectively, as of December 31, 2021. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 4.0%.

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

As of June 30, 2022 and December 31, 2021, the fair value of our 2026 Notes was $402.5 million and $452.5 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $61.86 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of June 30, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$500,000	$500,000
Unamortized debt discount	—	(63,520)
Unamortized debt issuance costs	(11,196)	(11,135)
Net carrying amount	$488,804	$425,345

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of debt discount	$—	$3,592	$—	$6,404
Amortization of debt issuance costs	780	557	1,560	989
Total interest expense	$780	$4,149	$1,560	$7,393

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

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021, until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. The carrying value of the 2017 Facility was zero as of June 30, 2022 and December 31, 2021.

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
June 30, 2022 and 2021

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

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. An initial decision by the presiding administrative judge is expected by November 16, 2022. The target date for completion of the investigation is March 16, 2023.

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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. ADT answered the second amended complaint on March 22, 2022, asserted defenses based on non-infringement and invalidity of all five asserted patents and counterclaimed for declaratory judgement of invalidity of all five asserted patents. Two of the asserted patents are under inter partes review at the PTAB, and ADT has filed petitions for inter partes review for the three other asserted patents for which decisions on institution are pending. On June 17, 2022, the court entered an order staying the case in view of the pending proceedings before the PTAB, with the exception of certain discovery of source code. A joint status report is due to be filed by October 21, 2022.

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

Note 13. Stockholders' Equity

Stock Repurchase Program

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the three and six months ended June 30, 2022, we repurchased 480,531 and 834,654 shares of our common stock under this program for $28.2 million and $51.5 million, respectively, which includes applicable commissions and fees. No shares of our common stock were repurchased under this program during the three and six months ended June 30, 2021.

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$1,440	$1,235	$2,498	$2,043
General and administrative	3,947	3,163	7,182	5,243
Research and development	7,402	5,658	15,219	10,658
Total stock-based compensation expense	$12,789	$10,056	$24,899	$17,944

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options and assumed options	$950	$1,159	$1,728	$1,776
Restricted stock units	11,794	8,849	23,078	16,073
Employee stock purchase plan	45	48	93	95
Total stock-based compensation expense	$12,789	$10,056	$24,899	$17,944
Tax windfall benefit from stock-based awards	$504	$3,120	$1,033	$5,680

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021

We granted 95,000 stock options pursuant to our 2015 Plan during each of the three and six months ended June 30, 2022 as compared to an aggregate of 133,700 stock options for the same periods in the prior year. There were 25,242 and 39,262 stock options exercised during the three and six months ended June 30, 2022, respectively, as compared to 63,083 and 136,258 stock options for the same periods in the prior year. There was an aggregate of 433,881 and 590,424 restricted stock units without performance conditions granted to certain of our employees and directors, during the three and six months ended June 30, 2022, respectively, as compared to an aggregate of 307,880 and 435,096 restricted stock units without performance conditions for the same periods in the prior year. There were zero and an aggregate of 71,934 restricted stock units with performance conditions granted to certain of our employees during the three and six months ended June 30, 2022, respectively, as compared to 120,314 restricted stock units with performance conditions for the same periods in the prior year. There were 179,998 and 237,495 restricted stock units without performance conditions that vested during the three and six months ended June 30, 2022, respectively, as compared to 173,553 and 242,923 restricted stock units without performance conditions vested during the same periods in the prior year. There were no restricted stock units with performance conditions that vested during both the three and six months ended June 30, 2022 as compared to zero and 20,000 restricted stock units with performance conditions for the same periods in the prior year.

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2022	2021	2022	2021
Net income	$10,828	$14,490	$19,731	$29,040
Net loss attributable to redeemable noncontrolling interest	14	255	190	535
Net income attributable to common stockholders - basic (A)	10,842	14,745	19,921	29,575
Add back interest expense, net of tax, attributable to convertible senior notes	587	—	1,173	—
Net income attributable to common stockholders - diluted (B)	$11,429	$14,745	$21,094	$29,575
Denominator:
Weighted average common shares outstanding — basic (C)	49,931,689	49,808,969	50,068,176	49,686,110
Dilutive effect of convertible senior notes, stock options and restricted stock units	4,825,331	1,945,423	4,986,794	2,103,833
Weighted average common shares outstanding — diluted (D)	54,757,020	51,754,392	55,054,970	51,789,943
Net income per share:
Basic (A/C)	$0.22	$0.30	$0.40	$0.60
Diluted (B/D)	$0.21	$0.28	$0.38	$0.57

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	329,826	133,700	327,959	133,700
Restricted stock units	314,174	149,291	356,290	123,091

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
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

Upon adoption of ASU 2020-06 on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the three and six months ended June 30, 2022. Additionally, we included $0.6 million and $1.2 million of debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the three and six months ended June 30, 2022, respectively.

Note 16. Significant Service Providers

During the three and six months ended June 30, 2022 and 2021 our 10 largest revenue service provider partners accounted for 48% and 49% of our consolidated revenue, respectively. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and six months ended June 30, 2022. One of our service provider partners within the Alarm.com segment individually represented greater than 10% but not more than 15% of our revenue for each of the three and six months ended June 30, 2021.

One service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of June 30, 2022 and December 31, 2021.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and six months ended June 30, 2022, we recorded a provision for income taxes of $0.8 million and $0.2 million, respectively, resulting in an effective income tax rate of 7.2% and 1.1% for those periods. For the three and six months ended June 30, 2021, we recorded a benefit from income taxes of $1.7 million and $4.7 million, respectively, resulting in an effective income tax rate of (13.6)% and (19.1)% for those periods. Our effective tax rates were below the statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of December 31, 2021 and decreased to $0.2 million as of June 30, 2022. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards, which increased to $1.9 million as of December 31, 2021 and remained at $1.9 million as of June 30, 2022.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits liability of $1.1 million primarily for research and development tax credits claimed during the six months ended June 30, 2022. We recorded an increase to the unrecognized tax benefits liability of $1.5 million for research and development tax credits claimed during the six months ended June 30, 2021.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
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

As of June 30, 2022 and December 31, 2021, we accrued $0.2 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% and 95% of our revenue, net of intersegment eliminations, for the three and six months ended June 30, 2022, respectively, as compared to 95% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended June 30, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$119,128	$10,347	$—	$—	$129,475
Hardware and other revenue	82,158	2,654	(1,344)	(98)	83,370
Total revenue	201,286	13,001	(1,344)	(98)	212,845
Operating income / (loss)	16,918	(5,725)	168	(25)	11,336

	Three Months Ended June 30, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$104,897	$8,289	$—	$—	$113,186
Hardware and other revenue	74,614	2,908	(779)	(1,072)	75,671
Total revenue	179,511	11,197	(779)	(1,072)	188,857
Operating income / (loss)	19,456	(2,842)	233	(122)	16,725

	Six Months Ended June 30, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$234,476	$18,224	$—	$—	$252,700
Hardware and other revenue	163,379	4,958	(2,243)	(512)	165,582
Total revenue	397,855	23,182	(2,243)	(512)	418,282
Operating income / (loss)	29,671	(9,728)	354	(48)	20,249

	Six Months Ended June 30, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$206,159	$14,410	$—	$—	$220,569
Hardware and other revenue	138,884	4,923	(1,684)	(1,337)	140,786
Total revenue	345,043	19,333	(1,684)	(1,337)	361,355
Operating income / (loss)	37,163	(5,696)	387	(126)	31,728

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of June 30, 2022	$1,295,908	$39,651	$(80,061)	$43	$1,255,541
Assets as of December 31, 2021	1,264,416	37,198	(69,595)	(4)	1,232,015

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $6.9 million and $14.0 million for the three and six months ended June 30, 2022, respectively, as compared to $8.3 million and $17.0 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2022 and 2021.

Depreciation and amortization expense was $7.5 million and $14.9 million for the Alarm.com segment for the three and six months ended June 30, 2022, respectively, as compared to $7.4 million and $14.7 million for the same periods in the prior year. Depreciation and amortization expense was $0.3 million and $0.6 million for the Other segment for the three and six months ended June 30, 2022, respectively, as compared to $0.1 million and $0.2 million for the same periods in the prior year. Additions to property and equipment were $24.1 million and $25.7 million for the Alarm.com segment for the three and six months ended

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022 and 2021
June 30, 2022, respectively, as compared to $2.7 million and $6.2 million for the same periods in the prior year. Additions to property and equipment were less than $0.1 million and $0.1 million for the Other segment for the three and six months ended June 30, 2022, respectively, as compared to $0.1 million for the same periods in the prior year.

We derived substantially all revenue from North America for the three and six months ended June 30, 2022 and 2021. Substantially all of our long-lived assets were in North America as of June 30, 2022 and December 31, 2021.

Note 19. Related Party Transactions

Installation Partner

Our installation partner in which we had a 48.2% ownership interest performed installation services for security service providers and also provided installation services for us and certain of our subsidiaries. We accounted for this investment using the equity method. In June 2022, our installation partner ceased operations and we recorded a gain of $0.1 million in other income / (expense), net in our condensed consolidated statements of operations during the three months ended June 30, 2022 related to proceeds received from our initial investment. As of June 30, 2022 and December 31, 2021, our investment balance in our installation partner was zero. During the three and six months ended June 30, 2022, we recorded zero and less than $0.1 million, respectively, of cost of hardware and other revenue in connection with this installation partner, as compared to $0.1 million and $0.2 million for the same periods in the prior year. As of June 30, 2022 and December 31, 2021, the accounts payable balance to our installation partner was zero and less than $0.1 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 24, 2022, or Annual Report, with the Securities and Exchange Commission, or SEC. This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine (collectively Macroeconomic Conditions) on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; our future financial and business performance and the potential impact of trade policies and related tariffs on our cost of hardware revenue and hardware revenue margins. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our solutions are delivered through an established network of trusted service providers, who are experts at selling, installing and supporting our solutions. The number of our service provider partners exceeded 10,900 in 2021. We primarily generate SaaS and license revenue through our service provider partners, who resell these services and pay us monthly fees. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gunshot detection sensors, gateway modules and smart thermostats. We believe that our network of service providers and the length of our service relationships with residential and commercial property owners, combined with our robust SaaS platforms and over 20 years of operating experience, contribute to a compelling business model.

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

Highlights of Second Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 61% and 60% of our revenue during the three and six months ended June 30, 2022, respectively, as compared to 60% and 61% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 3% of our revenue during each of the three and six months ended June 30, 2022 as compared to 4% and 5% for the same periods in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 39% and 40% of our revenue during the three and six months ended June 30, 2022, respectively, as compared to 40% and 39% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 14% to $129.5 million during the three months ended June 30, 2022 from $113.2 million during the three months ended June 30, 2021. SaaS and license revenue increased 15% to $252.7 million in the six months ended June 30, 2022 from $220.6 million in the six months ended June 30, 2021. Included in SaaS and license revenue was software license revenue, which decreased to $6.8 million during the three months ended June 30, 2022 from $8.3 million during the three months ended June 30, 2021. Software license revenue decreased to $14.0 million in the six months ended June 30, 2022 from $17.0 million in the six months ended June 30, 2021.

•Total revenue increased 13% to $212.8 million during the three months ended June 30, 2022 from $188.9 million during the three months ended June 30, 2021. Total revenue increased 16% to $418.3 million in the six months ended June 30, 2022 from $361.4 million in the six months ended June 30, 2021.

•Net income decreased to $10.8 million during the three months ended June 30, 2022, as compared to $14.5 million during the three months ended June 30, 2021. Net income decreased to $19.7 million in the six months ended June 30, 2022, as compared to $29.0 million in the six months ended June 30, 2021. Net income attributable to common stockholders decreased to $10.8 million during the three months ended June 30, 2022, as compared to $14.7 million during the three months ended June 30, 2021. Net income attributable to common stockholders decreased to $19.9 million in the six months ended June 30, 2022, as compared to $29.6 million in the six months ended June 30, 2021.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, decreased to $37.1 million during the three months ended June 30, 2022 from $38.0 million during the three months ended June 30, 2021. Adjusted EBITDA decreased to $67.1 million in the six months ended June 30, 2022 from $73.6 million in the six months ended June 30, 2021.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and six months ended June 30, 2022 and 2021.

Recent Developments

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine (collectively Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. In particular, the COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions including, the path of the COVID-19 pandemic, the evolution of COVID-19 variants or the emergence of other public health crises. In response to the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to partially work remotely. After evaluating the public health situation in the United States regarding COVID-19, including revised guidance from public health authorities, the rise in vaccinated individuals, and decline of hospitalizations due to COVID-19 in the six months ended June 30, 2022, as compared to 2020 and 2021, we recently have implemented a hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2022, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
SaaS and license revenue	$129,475	$113,186	$252,700	$220,569
Adjusted EBITDA	37,135	38,006	67,054	73,612

	Twelve Months Ended June 30,
	2022	2021
SaaS and license revenue renewal rate	94%	95%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other income / (expense), net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our debt facility and the 2026 Notes. We exclude interest expense in calculating Adjusted EBITDA because we believe that the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income as well as certain activity within other income / (expense), net including gains, losses or impairments on investments and other assets as well as losses on the early extinguishment of the debt, when applicable, from Adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for / (benefit from) income taxes from Adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

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

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and six months ended June 30, 2022 and 2021.

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

Our net income attributable to common stockholders increased $2.0 million and $4.0 million during the three and six months ended June 30, 2022, respectively, as a result of adopting ASU 2020-06 due to no longer recording non-cash interest expense related to the amortization of the debt discount associated with the previous equity component of the 2026 Notes. Upon adoption of this guidance on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share, which required us to increase our diluted weighted average common shares outstanding by 3,396,950 shares for the three and six months ended June 30, 2022. The impact of ASU 2020-06 on net income attributable to common stockholders and weighted average diluted shares resulted in an increase to basic net income attributable to common stockholders of $0.04 and $0.08 per share and an increase to diluted net income attributable to common stockholders of $0.04 and $0.07 per share, during the three and six months ended June 30, 2022, respectively. See Note 15 for details on the components of basic and diluted earnings per share.

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

As a result of the COVID-19 pandemic, governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures, and may from time to time take additional emergency measures, to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. We have seen and anticipate we may continue to see disruption to our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, due to the impact of COVID-19 on manufacturing, production and global transportation, as well as to our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions, reluctance of service providers and property owners to meet even where such restrictions have been lifted and general economic conditions. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions including, the path of the COVID-19 pandemic, the evolution of COVID-19 variants, or the emergence of other public health crises. As the future impact on global supply chains from COVID-19 is difficult to predict, the extent to which COVID-19 may negatively affect our hardware revenue is uncertain. If the economy fails to fully recover or there are additional shutdowns of non-essential businesses due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants, our SaaS and license revenue growth rate may be lower in future periods, with a corresponding reduction in hardware revenue, if some consumers or small businesses defer or cancel previously anticipated purchases.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,421 employees as of June 30, 2021 to 1,606 employees as of June 30, 2022 and increased from 1,565 employees as of March 31, 2022, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 456 as of June 30, 2021 to 484 as of June 30, 2022 and increased from 478 as of March 31, 2022. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 173 as of June 30, 2021 to 203 as of June 30, 2022 and increased from 195 as of March 31, 2022. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 792 as of June 30, 2021 to 919 as of June 30, 2022 and increased from 892 as of March 31, 2022. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Other Income / (Expense), Net

Other income / (expense), net primarily consists of non-operating and miscellaneous expense and income, including a $0.1 million gain related to proceeds received from our initial investment in an installation partner during the three months ended June 30, 2022 and a $0.2 million loss on the early extinguishment of the 2017 Facility during the six months ended June 30, 2021.

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

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue:
SaaS and license revenue	$129,475	61%	$113,186	60%	$252,700	60%	$220,569	61%
Hardware and other revenue	83,370	39	75,671	40	165,582	40	140,786	39
Total revenue	212,845	100	188,857	100	418,282	100	361,355	100
Cost of revenue(1):
Cost of SaaS and license revenue	18,688	9	17,201	9	35,582	8	32,357	9
Cost of hardware and other revenue	68,648	32	60,166	32	141,841	34	110,772	31
Total cost of revenue	87,336	41	77,367	41	177,423	42	143,129	40
Operating expenses:
Sales and marketing(2)	22,933	11	20,529	11	46,125	11	39,528	11
General and administrative(2)	29,309	14	23,268	12	53,303	13	46,150	12
Research and development(2)	54,156	25	43,491	23	105,646	25	85,958	24
Amortization and depreciation	7,775	4	7,477	4	15,536	4	14,862	4
Total operating expenses	114,173	54	94,765	50	220,610	53	186,498	51
Operating income	11,336	5	16,725	9	20,249	5	31,728	9
Interest expense	(785)	—	(4,154)	(2)	(1,569)	—	(7,522)	(2)
Interest income	1,016	—	149	—	1,159	—	306	—
Other income / (expense), net	105	—	32	—	118	—	(123)	—
Income before income taxes	11,672	5	12,752	7	19,957	5	24,389	7
Provision for / (benefit from) income taxes	844	—	(1,738)	(1)	226	—	(4,651)	(1)
Net income	$10,828	5%	$14,490	8%	$19,731	5%	$29,040	8%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense data:
Sales and marketing	$1,440	$1,235	$2,498	$2,043
General and administrative	3,947	3,163	7,182	5,243
Research and development	7,402	5,658	15,219	10,658
Total stock-based compensation expense	$12,789	$10,056	$24,899	$17,944

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	15%	14%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	82%	80%	86%	79%
Total cost of revenue as a percentage of total revenue	41%	41%	42%	40%

Comparison of the Three and Six Months Ended June 30, 2022 to June 30, 2021

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented:

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Revenue
SaaS and license revenue	$129,475	$113,186	14%	$252,700	$220,569	15%
Hardware and other revenue	83,370	75,671	10	165,582	140,786	18
Total revenue	$212,845	$188,857	13%	$418,282	$361,355	16%

The $24.0 million increase in total revenue for the three months ended June 30, 2022 as compared to the same period in the prior year was primarily the result of a $16.3 million, or 14%, increase in our SaaS and license revenue and a $7.7 million, or 10%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.5 million to $6.8 million during the three months ended June 30, 2022 as compared to $8.3 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $14.2 million for the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2021. The SaaS and license revenue for our Other segment increased $2.1 million for the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions. The increase in hardware and other revenue for the three months ended June 30, 2022 as compared to the same period in the prior year was primarily from the $7.0 million increase in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment due to price increases we have implemented on some of our products to cover some of our increases in costs. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $0.7 million, or 39%, for the three months ended June 30, 2022 as compared to the same period in the prior year, primarily due to an increase in sales related to our property management and heating, ventilation and air conditioning solutions.

The $56.9 million increase in total revenue for the six months ended June 30, 2022 as compared to the same period in the prior year was primarily the result of a $32.1 million, or 15%, increase in our SaaS and license revenue and a $24.8 million, or 18%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $3.0 million to $14.0 million during the six months ended June 30, 2022, as compared to $17.0 million during the same period in the prior year, which decreased primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $28.3 million for the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2021. The SaaS and license revenue for our Other segment increased $3.8 million for the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions. The increase in hardware and other revenue for the six months ended June 30, 2022 as compared to the same period in the prior year was primarily from the $23.9 million increase in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment due to an increase in the volume of video cameras and video recorders sold as well as price increases we have implemented on some of our products to cover some of our increases in costs. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $0.9 million, or 24%, for the six months ended June 30, 2022 as compared to the same period in the prior year, primarily due to an increase in sales related to our property management solution.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Cost of revenue(1)
Cost of SaaS and license revenue	$18,688	$17,201	9%	$35,582	$32,357	10%
Cost of hardware and other revenue	68,648	60,166	14	141,841	110,772	28
Total cost of revenue	$87,336	$77,367	13%	$177,423	$143,129	24%
% of total revenue	41%	41%		42%	40%
_______________
(1)Excludes amortization and depreciation shown in operating expenses.

The $10.0 million increase in cost of revenue for the three months ended June 30, 2022 as compared to the same period in the prior year was the result of a $8.5 million, or 14%, increase in cost of hardware and other revenue and a $1.5 million, or 9%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.1 million for the three months ended June 30, 2022 as compared to $0.3 million during the same period in the prior year. The cost of hardware and other revenue for the Alarm.com segment increased $7.8 million during the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to an increase in costs for freight shipments and inventory component costs. The cost of SaaS and license revenue for the Alarm.com segment increased $0.8 million during the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $0.7 million during the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 82% for the three months ended June 30, 2022 and 80% for the same period in the prior year. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended June 30, 2022 as compared to the same period in the prior year is primarily due to the increase in costs for freight shipments and inventory component costs as well as a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for the three months ended June 30, 2022 as compared to 15% during the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 2% for the three months ended June 30, 2022 and 4% for the same period in the prior year.

The $34.3 million increase in cost of revenue for the six months ended June 30, 2022 as compared to the same period in the prior year was the result of a $31.1 million, or 28%, increase in cost of hardware and other revenue and a $3.2 million, or 10%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.3 million for the six months ended June 30, 2022 as compared to $0.7 million during the same period in the prior year. The cost of hardware and other revenue for the Alarm.com segment increased $30.4 million during the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to an increase in the number of hardware units shipped and an increase in costs for freight shipments and inventory component costs. The cost of SaaS and license revenue for the Alarm.com segment increased $2.1 million during the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $1.1 million during the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 86% for the six months ended June 30, 2022 and 79% for the same period in the prior year. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the six months ended June 30, 2022 as compared to the same period in the prior year is primarily due to the increase in costs for freight shipments and inventory component costs as well as a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for the six months ended June 30, 2022 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 2% for the six months ended June 30, 2022 and 4% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Sales and marketing	$22,933	$20,529	12%	$46,125	$39,528	17%
% of total revenue	11%	11%		11%	11%

The $2.4 million increase in sales and marketing expense for the three months ended June 30, 2022 as compared to the same period in the prior year was primarily due to a $1.4 million increase in personnel and related costs for our Other segment, including salary, benefits, stock-based compensation and travel expense. The increase in personnel and related costs for our Other segment was due in part to increases in the headcount of our sales team to support our growth as well as an increase in stock-based compensation expense attributable to the termination of the subsidiary long-term incentive plan and concurrent grant of performance-based restricted stock units. Additionally, there was a $0.8 million increase in personnel and related costs for our Alarm.com segment due in part to an increase in employee headcount of our sales team to support our growth.

The $6.6 million increase in sales and marketing expense for the six months ended June 30, 2022 as compared to the same period in the prior year was primarily due to a $3.2 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth. Additionally, the increase in sales and marketing expense for the six months ended June 30, 2022 as compared to the same period in the prior year was due to a $1.5 million increase in marketing conference costs for our Alarm.com segment. Sales and marketing expense from our Other segment increased $2.0 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team and the termination of the subsidiary long-term incentive plan and concurrent grant of performance-based restricted stock units. The number of employees in sales and marketing functions increased from 456 as of June 30, 2021 to 484 as of June 30, 2022.

General and Administrative Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
General and administrative	$29,309	$23,268	26%	$53,303	$46,150	15%
% of total revenue	14%	12%		13%	12%

The $6.0 million increase in general and administrative expense for the three months ended June 30, 2022 as compared to the same period in the prior year was primarily due to a $2.2 million increase in legal costs related to intellectual property litigation. Additionally, personnel and related costs for our Alarm.com segment increased $0.8 million due in part to an increase in employee headcount to support our operational growth. Further, there was a $0.3 million increase in rent expense as well as a $0.3 million increase in the provision for credit losses for our Alarm.com segment for the three months ended June 30, 2022 as compared to a $0.1 million decrease in the provision for credit losses for our Alarm.com segment during the same period in the period year. General and administrative expenses from our Other segment increased by $1.1 million for the three months ended June 30, 2022 as compared to the same period in the prior year, primarily due to a $1.0 million increase in personnel and related costs due in part to increases in employee headcount as well as an increase in stock-based compensation expense attributable to the termination of the subsidiary long-term incentive plan and concurrent grant of performance-based restricted stock units.

The $7.2 million increase in general and administrative expense for the six months ended June 30, 2022 as compared to the same period in the prior year was primarily due to a $2.8 million increase in personnel and related costs for our Alarm.com segment due in part to increases in the headcount to support our operational growth and a $0.6 million increase in recruiting related costs. Additionally, legal costs related to intellectual property litigation increased $0.4 million and rent expense increased $0.3 million for the six months ended June 30, 2022 as compared to the same period in the prior year within our Alarm.com segment. General and administrative expenses from our Other segment increased by $1.8 million for the six months ended June 30, 2022 as compared to the same period in the prior year, primarily due to a $1.3 million increase in personnel and related costs and a $0.4 million increase in the provision for credit losses. The number of employees in general and administrative functions increased from 173 as of June 30, 2021 to 203 as of June 30, 2022.

Research and Development Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Research and development	$54,156	$43,491	25%	$105,646	$85,958	23%
% of total revenue	25%	23%		25%	24%

The $10.7 million increase in research and development expense for the three months ended June 30, 2022 as compared to the same period in the prior year was primarily due to a $7.2 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $0.8 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $1.4 million for the three months ended June 30, 2022 as compared to the same period in the prior year, primarily due to a $1.7 million increase in personnel and related costs, partially offset by a $0.3 million decrease in expenses for external consultants.

The $19.7 million increase in research and development expense for the six months ended June 30, 2022 as compared to the same period in the prior year was primarily due to a $14.3 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $1.3 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $2.7 million for the six months ended June 30, 2022 as compared to the same period in the prior year due to an increase in personnel and related costs. The number of employees in research and development functions increased from 792 as of June 30, 2021 to 919 as of June 30, 2022.

Amortization and Depreciation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Amortization and depreciation	$7,775	$7,477	4%	$15,536	$14,862	5%
% of total revenue	4%	4%		4%	4%

Amortization and depreciation increased $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to the intangible assets that were acquired in connection with the purchase of certain assets of an unrelated third party by EnergyHub, Inc., one of our wholly-owned subsidiaries, on December 16, 2021 as well as the intangible assets that were acquired in connection with our acquisition of Shooter Detection Systems, LLC on December 14, 2020.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Interest expense	$(785)	$(4,154)	(81)%	$(1,569)	$(7,522)	(79)%
% of total revenue	—%	(2)%		—%	(2)%

Interest expense decreased $3.4 million and $6.0 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to the adoption of ASU 2020-06, which eliminated the non-cash interest expense related to the amortization of the debt discount associated with the equity component for 2026 Notes issued on January 20, 2021.

Interest Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Interest income	$1,016	$149	582%	$1,159	$306	279%
% of total revenue	—%	—%		—%	—%

Interest income increased $0.9 million for each of the three and six months ended June 30, 2022 as compared to the same periods in the prior year, primarily due to increases in interest rates during the three and six months ended June 30, 2022.

Other Income / (Expense), Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Other income / (expense), net	$105	$32	228%	$118	$(123)	(196)%
% of total revenue	—%	—%		—%	—%

Other income / (expense), net increased $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to a $0.1 million gain related to proceeds received from our initial investment in an installation partner during the three months ended June 30, 2022, which did not occur during the three months ended June 30, 2021 as well as the $0.2 million loss on the early extinguishment of the 2017 Facility during the six months ended June 30, 2021, which did not occur during the six months ended June 30, 2022.

Provision for / (Benefit from) Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Provision for / (benefit from) income taxes	$844	$(1,738)	(149)%	$226	$(4,651)	(105)%
% of total revenue	—%	(1)%		—%	(1)%

The provision for / (benefit from) income taxes increased $2.6 million and $4.9 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year. Our effective tax rate was 7.2% and 1.1% for the three and six months ended June 30, 2022, respectively, as compared to (13.6)% and (19.1)% for the same periods in the prior year. The increase in the provision for / (benefit from) income taxes for the three and six months ended June 30, 2022 was primarily due to decreased tax windfall benefits from employee stock-based payment transactions during the three and six months ended June 30, 2022, as compared to the same periods in the prior year.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% and 95% of our revenue, net of intersegment eliminations, for the three and six months ended June 30, 2022, respectively, as compared to 95% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,297 employees as of June 30, 2021 to 1,447 employees as of June 30, 2022 and increased from 1,418 employees as of March 31, 2022. Our Other segment increased from 124 employees as of June 30, 2021 to 159 employees as of June 30, 2022 and increased from 147 employees as of March 31, 2022. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended June 30,
	2022			2021
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$119,128	$82,158	$102,058	$104,897	$74,614	$86,846
Other	10,347	2,654	12,235	8,289	2,908	8,039
Intersegment Alarm.com	—	(1,344)	(120)	—	(779)	(120)
Intersegment Other	—	(98)	—	—	(1,072)	—
Total	$129,475	$83,370	$114,173	$113,186	$75,671	$94,765

	Six Months Ended June 30,
	2022			2021
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$234,476	$163,379	$198,734	$206,159	$138,884	$171,465
Other	18,224	4,958	22,116	14,410	4,923	15,209
Intersegment Alarm.com	—	(2,243)	(240)	—	(1,684)	(176)
Intersegment Other	—	(512)	—	—	(1,337)	—
Total	$252,700	$165,582	$220,610	$220,569	$140,786	$186,498

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $6.9 million and $14.0 million for the three and six months ended June 30, 2022, respectively, as compared to $8.3 million and $17.0 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2022 and 2021.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process in light of the continuing uncertainty arising from the COVID-19 pandemic, actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except as disclosed in Note 2 of our notes to the condensed consolidated financial statements and as disclosed below, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 24, 2022.

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

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan. We record stock-based compensation expense related to time-based restricted stock units based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions, which requires considerable judgment. We estimate the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. In prior years, we used the "simplified method" to calculate the expected term, which was presumed to be the mid-point between the vesting date and the end of the contractual term. Beginning upon the first grant of options in 2022, the expected term for options granted is estimated using our historical experience, including information related to options we have granted.

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$643,380	$710,621
Accounts receivable, net	108,256	105,548
Working capital	744,609	788,281

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of June 30, 2022 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of June 30, 2022, we had $643.4 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings.

In February 2022, we entered into a purchase and sale agreement to purchase developable land consisting of 2.4 acres in close proximity to our headquarters in Tysons, Virginia, which was non-binding pending our completion of due diligence. Upon executing the purchase and sale agreement, we paid a deposit of $0.3 million during the three months ended March 31, 2022. Upon completion of due diligence in April 2022, we paid an additional deposit of $0.1 million in order to close the land purchase and paid the remaining $21.4 million during the second quarter of 2022 for the land purchase.

In May 2022, we entered into a loan agreement with a technology company, under which we agreed to loan the technology company $1.5 million, collateralized by the assets of the technology company. Interest on the outstanding principal accrues at a rate per annum equal to 7.0% and interest and principal payments are due on the maturity date of the loan, which is expected to be during the third quarter of 2022. In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, eliminated the option to immediately deduct research and development expenditures in the year incurred pursuant to Internal Revenue Code Section 174, or Section 174. The amended provision under Section 174 requires taxpayers to capitalize and amortize these expenditures over five years for research performed in the U.S. and over 15 years for research performed outside the U.S. While it is possible that Congress may defer, modify or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified or repealed. If this provision is not deferred, modified or repealed with retroactive effect to January 1, 2022, we estimate it would significantly increase our cash taxes payable and reduce our cash flow from operating activities in 2022. We do not expect the amended provision under Section 174 to impact our tax rate, our results of operations or our Adjusted EBITDA. The actual impact on 2022 cash flow from operating activities will depend on whether and when we make a payment and if this provision is deferred, modified or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022, among other factors. While the largest impact will be to cash flow from operating activities, the impact would continue over the five-year amortization period, but would decrease over the period and is expected to be immaterial in year six.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final six months of fiscal year 2022, we expect our capital expenditures to be between $4.0 million and $7.0 million, primarily related to the purchases of computer software and equipment as well as the continued build out of our leased and owned office space. Maturities of lease liabilities for our various office, data center and equipment leases are as follows: $6.5 million for the remainder of 2022, $12.9 million in 2023, $11.6 million in 2024, $9.3 million in 2025, $5.1 million in 2026 and $1.0 million in 2027 and thereafter.

Our future working capital, capital expenditure and cash requirements will depend on many factors, including the impact of Macroeconomic Conditions and inflation, on the economy and our operations, the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. As the impact of Macroeconomic Conditions and inflation, on the economy and our operations evolves, we will continue to assess our liquidity needs. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our current stockholders.

Material Cash Requirements

As of June 30, 2022, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. The carrying value of the 2017 Facility was zero as of June 30, 2022 and December 31, 2021.

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

Dividends

We did not declare or pay dividends during the three and six months ended June 30, 2022 or 2021. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Program

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the three and six months ended June 30, 2022, we repurchased 480,531 and 834,654 shares of our common stock under this program for $28.2 million and $51.5 million, respectively, which includes applicable commissions and fees. No shares of our common stock were repurchased under this program during the three and six months ended June 30, 2021.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities	$12,258	$45,308
Cash flows used in investing activities	(29,130)	(12,376)
Cash flows (used in) / from financing activities	(49,836)	376,291

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the six months ended June 30, 2022, cash flows from operating activities were $12.3 million, compared to $45.3 million for the same period in the prior year. This $33.0 million decrease in cash flows from operating activities was due to a $12.7 million decrease in non-cash and other reconciling items, a $11.0 million decrease in cash from operating assets and liabilities and a $9.3 million decrease in net income.

The $12.7 million decrease in non-cash and other reconciling items was primarily due to a $15.6 million change in deferred income taxes, resulting from an increase in estimated taxable income pursuant to the requirements under Section 174 of the Internal Revenue Code during the six months ended June 30, 2022, as compared to the same period in the prior year. The decrease in non-cash and other reconciling items during the six months ended June 30, 2022 as compared to the same period in the prior year was also due to a $5.8 million decrease in amortization of the debt discount related to the adoption of ASU 2020-06 for the 2026 Notes. These decreases in non-cash and other reconciling items were partially offset by a $7.0 million increase in stock-based compensation resulting from additional grants of restricted stock units during the six months ended June 30, 2022. The $11.0 million decrease in cash from operating assets and liabilities was primarily due to a $17.7 million change in inventory resulting from an increase in purchased inventory as we seek to reduce risks and uncertainties in our supply chain as well as differences in the timing of disbursements and the collection of receipts during the six months ended June 30, 2022 as compared to the same period in the prior year.

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

For the six months ended June 30, 2022, our cash flows used in investing activities was $29.1 million, as compared to $12.4 million for the same period in the prior year. The $16.7 million increase in cash flows used in investing activities was primarily due to the $21.8 million paid for the land purchase as well as the issuance of notes receivable totaling $3.0 million during the six months ended June 30, 2022, which did not occur during the six months ended June 30, 2021. The increase in cash flows used in investing activities was partially offset by the $5.0 million used to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners during the six months ended June 30, 2021, which did not occur during the six months ended June 30, 2022.

Financing Activities

Cash generated by financing activities includes proceeds from the 2026 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the six months ended June 30, 2022, cash flows used in financing activities was $49.8 million, compared to cash flows from financing activities of $376.3 million for the same period in the prior year. The $426.1 million decrease in cash flows from financing activities was primarily due to $484.3 million in proceeds from the issuance of the 2026 Notes, net of issuance costs paid during the six months ended June 30, 2021 that did not occur during six months ended June 30, 2022. The decrease in cash flows from financing activities was also due to the repurchase of 834,654 shares of our common stock for $51.5 million during the six months ended June 30, 2022 that did not occur during the same period in the prior year. These decreases in cash flows from financing activities were partially offset by the repayment of $110.0 million to terminate the 2017 Facility during the six months ended June 30, 2021 that did not occur during six months ended June 30, 2022.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, certain activity within other income / (expense), net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Net income	$10,828	$14,490	$19,731	$29,040
Adjustments:
Interest expense, interest income and certain activity within other income / (expense), net	(371)	3,973	257	7,339
Provision for / (benefit from) income taxes	844	(1,738)	226	(4,651)
Amortization and depreciation expense	7,775	7,477	15,536	14,862
Stock-based compensation expense	12,789	10,056	24,899	17,944
Acquisition-related expense	—	—	—	29
Litigation expense	5,270	3,748	6,405	9,049
Total adjustments	26,307	23,516	47,323	44,572
Adjusted EBITDA	$37,135	$38,006	$67,054	$73,612

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended June 30, 2022.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to partially work remotely. We have implemented a hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. Both the precautionary measures and return to office plan have not materially impacted our internal control over financial reporting during our fiscal quarter ended June 30, 2022.

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

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. An initial decision by the presiding administrative judge is expected by November 16, 2022. The target date for completion of the investigation is March 16, 2023.

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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. ADT answered the second amended complaint on March 22, 2022, asserted defenses based on non-infringement and invalidity of all five asserted patents and counterclaimed for declaratory judgement of invalidity of all five asserted patents. Two of the asserted patents are under inter partes review at the PTAB, and ADT has filed petitions for inter partes review for the three other asserted patents for which decisions on institution are pending. On June 17, 2022, the court entered an order staying the case in view of the pending proceedings before the PTAB, with the exception of certain discovery of source code. A joint status report is due to be filed by October 21, 2022.

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

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:
•Our quarterly results of operations have fluctuated and are likely to continue to fluctuate and may be negatively affected by the COVID-19 pandemic, the precautions we have taken in response to the pandemic and our current hybrid return to office plan, the disruption to global supply chains and negative Macroeconomic Conditions.
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

The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures, to combat its spread, resurgences, and variants, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. It remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. To date, the COVID-19 pandemic has, and it may continue to, disrupt our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, as well as cause disruptions to and restrictions on our service providers’ ability to travel and to meet with residential and commercial property owners who use our solutions, cancellations or postponement of certain events, or temporary closures of our facilities or the facilities of our service providers or suppliers. Further, given global supply chain shortages, our service providers may be unable to source other hardware required for installation, such as security control panels and related peripherals, which could result in reduced demand for our products and services. See “We depend on our suppliers. The loss of any key supplier or the inability of a key supplier to deliver their products to us on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations” below. The COVID-19 pandemic has also resulted in significant volatility in global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty may also negatively impact pricing for our platform or cause customers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our revenue, cash flows, results of operations and financial condition. The increased uncertainty and volatility in global markets may also negatively impact our growth opportunities whether organically or through acquisitions. Because our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions, any such adverse effects may not be fully reflected in our results of operation until future periods.

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

The ultimate impact to our results will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to continue to effect a widespread roll-out of the available vaccines or otherwise contain COVID-19 or treat its impact, including the impact of any re-opening plans, additional closures and spikes or surges in COVID-19 infection, the emergence and severity of COVID-19 variants and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. Accordingly, these potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance relating to the anticipated results of operations of an acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures and operations of the acquired business. Similarly, guidance offered in periods of extreme uncertainty, such as the uncertainty caused by the COVID-19 pandemic, the evolving responses to the resulting public health crisis and geopolitical tensions, in particular Russia’s incursion into Ukraine, is inherently more speculative in nature than guidance offered in periods of relative stability. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

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

Our precautions taken due to the COVID-19 pandemic and easing of those precautions could harm our business.

After evaluating the public health situation in the United States regarding COVID-19 including revised guidance from public health authorities, the rise in vaccinated individuals, and decline of hospitalizations due to COVID-19 in the six months ended June 30, 2022, as compared to 2020 and 2021, we have eased some of the temporary precautionary measures intended to help minimize the risk of contracting COVID-19. We have implemented a hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, any precautions taken to minimize the risk of contracting COVID-19 and the implementation of our hybrid return to office plan could negatively impact our marketing efforts, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity, any of which could harm our business. There is no guarantee that our precautions and return to office plan will fully protect our employees or enable us to maintain our productivity and any illnesses linked or alleged to be linked to our employees or service providers, whether accurate or not, could further harm our business. The full extent to which COVID-19 and any measures related thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

•the strength of regional, national and global economies; and

•the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods, epidemics, pandemics and public health crises, including COVID-19, and other catastrophic events or man-made problems such as terrorism, civil unrest and actual or threatened armed conflict, or global or regional economic, political and social conditions.

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue growth and changes in Adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and six months ended June 30, 2022 and 2021.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platforms and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platforms and solutions. Negative Macroeconomic Conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, inflation, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical tensions, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad.

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

The current Macroeconomic Conditions have caused significant uncertainty and volatility in global markets, which has and may continue to cause consumer discretionary spending to decline for an unknown period of time. A prolonged economic slowdown and a material reduction in new home construction and renovation projects may result in diminished sales of our platforms and solutions. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

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

Our platforms and solutions may contain undetected defects in the software, infrastructure, third-party components or processes. We have implemented a hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. The continued remote workdays and transition back to in-office workdays may make us more vulnerable to cyber-attacks and may create operational or other challenges, any of which could harm our systems or our business. Although we have taken precautionary measures to prepare for these threats and challenges, there is no guarantee that our precautions will fully protect our systems. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. If our platforms or solutions suffer from defects, we could experience harm to our branded reputation, claims by our subscribers or service provider partners or lost revenue during the period required to address the cause of the defects. We have found and may find defects in new, acquired or upgraded solutions, resulting in loss of, or delay in, market acceptance of our platforms and solutions, which could harm our business, financial condition, cash flows or results of operations.

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

Our business is subject to the risks of earthquakes, hurricanes, fires, power outages, floods, pandemics and public health crises, natural disasters and other catastrophic events, and to interruption by man-made problems such as terrorism, civil unrest and actual or threatened armed conflict, or global or regional economic, political and social conditions.

A significant natural disaster, such as an earthquake, hurricane, fire, flood, pandemic, or a public health crisis, such as COVID-19, or a significant power outage could harm our business, financial condition, cash flows and results of operations. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity and frequency, sea-level rise, melting of permafrost and temperature extremes in areas where we conduct our business. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platforms and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these and other geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service provider partners or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service provider partners and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platforms and solutions, our business, financial condition, cash flows and results of operations would be harmed.

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

For example, Russia initiated military action against Ukraine. In response, the U.S. and certain other countries imposed sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, the movement of refugees, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the full impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $420.5 million in 2018 to $749.0 million in 2021 and increased from $361.4 million for the six months ended June 30, 2021 to $418.3 million for the six months ended June 30, 2022. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 884 as of December 31, 2018 to 1,606 as of June 30, 2022. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Our advertising and sales practices and that of our U.S. service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, we have in the past incurred costs to settle alleged violations of the Telephone Consumer Protection Act, or TCPA, and no assurance can be given that we will not be exposed to future liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. State-level privacy and data security laws in California and various other U.S. states regulate our, and our service provider partners’, use, collection, and disclosure of subscribers’ personal information. A number of proposed privacy bills in other U.S. states could place restrictions on how we and our service provider partners use personal information and market to consumers in those states. Other laws and regulations, including consumer protection laws, laws and regulations governing advertising and sales practices, as well as privacy and data security laws and regulations apply in the other countries in which we operate. See “Evolving government and industry regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition” below. Furthermore, the SEC has proposed expansive rules requiring public companies to disclose information about the material impact of climate on their businesses, as well as information about companies’ governance, risk management and strategy related to climate risk. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, social engineering attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. We have implemented a hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. The continued remote workdays and transition back to in-office workdays may make us more vulnerable to cyber-attacks or other security breaches. Furthermore, cyber-attacks may potentially increase following Russia’s incursion into Ukraine.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 10,900 service provider partners in 2021 to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2021, 2020 and 2019, our 10 largest revenue service provider partners accounted for

47%, 48% and 52% of our revenue, respectively. ADT LLC, or ADT, represented greater than 15% but not more than 20% of our revenue in 2021, 2020 and 2019. ADT also represented more than 10% of accounts receivable as of December 31, 2021.

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

We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks, or may discontinue or sunset older wireless networks as new technology evolves. For example, certain cellular carriers have announced their intention to shut down their 3G and CDMA wireless networks by the end of 2022 which may require our subscribers to upgrade to alternative and potentially more expensive technologies. See “The technology we employ may become obsolete and we may need to incur significant capital expenditures to update our technology” below. Further, wireless carriers from time to time suffer service outages which range from local to national in scale during which security control panels may be unable to transmit life safety signals to emergency responders. Any such wireless carrier service disruptions could materially and adversely impact our ability to provide services to our service provider partners and subscribers and result in significant costs, which could materially and adversely impact our business, results of operations and reputation. In addition, product changes by wireless carriers, price increases or changes to existing contract terms or termination of our agreements could also have a material and adverse impact on our business, financial condition, cash flows and results of operations.

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

The technology we employ may become obsolete and we may need to incur significant capital expenditures to update our technology.

Our industry is characterized by rapid technological innovation. Our platforms and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology, cellular networks or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies. For example, certain cellular carriers have announced their intention to shut down their 3G and CDMA wireless networks by the end of 2022. We continue to work with our service providers to develop a transition plan this year to convert or upgrade the equipment of end user accounts reliant upon 3G or CDMA networks, and we expect to incur costs related to the planned 3G and CDMA network shutdown. If our service providers are not able to convert or upgrade the equipment of their customers who are currently using 3G or CDMA network technology, then those accounts may be terminated with us or we may not be able to bill for such accounts when such networks are no longer available which could adversely affect our business, financial condition, cash flows and results of operations.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. Further, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. These supply chain risks are heightened in the current environment where continuing travel restrictions and shelter-in-place orders as well as limitations on factory capacity, including labor shortages, and delays in shipping times due to the COVID-19 pandemic and geopolitical tensions have and may continue to adversely affect production of and the timing of delivery of components. For example, there is currently a global shortage of semiconductors used in our video, cellular communicator, and other products. Shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for longer lead times and limited availability, but we cannot assure you that our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while reductions in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 62% of our hardware revenue for the six months ended June 30, 2022 (32%, 21% and 9% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. For example, as of the date of this filing, based on information provided by a subcomponent supplier, we may not receive adequate deliveries in 2022 of a critical semiconductor subcomponent used in the manufacturing of Alarm.com communications modules, which could disrupt the timing and quantity of deliveries of these products to our customers. We are working with the impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. If our suppliers are unable to continue to provide agreed upon supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

As of June 30, 2022, we had $195.2 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic and geopolitical tensions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

Beginning in 2022, the TCJA eliminated the option to immediately deduct research and development expenditures in the year incurred pursuant to Section 174. The amended provision under Section 174 requires taxpayers to capitalize and amortize these expenditures over five years for research performed in the U.S. and over 15 years for research performed outside the U.S. While it is possible that Congress may defer, modify or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified or repealed. If this provision is not deferred, modified or repealed with retroactive effect to January 1, 2022, we estimate it would significantly increase our cash taxes payable and reduce our cash flow from operating activities in 2022. We do not expect the amended provision under Section 174 to impact our tax rate, our results of operations or our Adjusted EBITDA. The actual impact on 2022 cash flow from operating activities will depend on whether and when we make a payment and if this provision is deferred, modified or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022, among other factors. While the largest impact will be to cash flow from operating activities, the impact would continue over the five-year amortization period, but would decrease over the period and is expected to be immaterial in year six.

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

Changes in laws that apply to us could result in increased regulatory requirements and compliance costs which could harm our business, financial condition, cash flows and results of operations. For example, the SEC has proposed expansive rules requiring public companies to disclose information about the material impact of climate on their businesses, as well as information about companies’ governance, risk management and strategy related to climate risk. In certain jurisdictions, regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm, and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, cash flows and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, financial condition, cash flows and results of operations.

We face many risks associated with our international business operations and our plans to expand internationally, which could harm our business, financial condition, cash flows and results of operations.

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 2% and 4% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

•political, social, and economic instability, such as the ongoing military conflict between Russia and Ukraine, terrorist attacks, and security concerns in general; and

•reduced or varied protection for intellectual property rights in some countries.

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

•changes in the anticipated future size and growth rate of our market; and

•general economic, regulatory and market conditions in the United States and abroad as well as the uncertainty resulting from current Macroeconomic Conditions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2022.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to April 30, 2022	—	$—	—	$76,669,910
May 1 to May 31, 2022	382,386	58.62	382,386	54,255,951
June 1 to June 30, 2022	98,145	58.64	98,145	48,501,078
Total	480,531	$58.62	480,531
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

Alarm.com Holdings, Inc.

Date:	August 9, 2022	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)