Form 10-Q
period 2022-09-30
Alarm.com Holdings, Inc.
filed 2022-11-09
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 1, 2022, there were 49,910,824 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
SaaS and license revenue	$133,126	$118,059	$385,826	$338,628
Hardware and other revenue	83,012	74,265	248,594	215,051
Total revenue	216,138	192,324	634,420	553,679
Cost of revenue(1):
Cost of SaaS and license revenue	18,437	17,425	54,019	49,782
Cost of hardware and other revenue	67,149	62,959	208,990	173,731
Total cost of revenue	85,586	80,384	263,009	223,513
Operating expenses:
Sales and marketing	23,057	22,557	69,182	62,085
General and administrative	28,011	18,689	81,314	64,839
Research and development	55,581	44,143	161,227	130,101
Amortization and depreciation	7,587	7,467	23,123	22,329
Total operating expenses	114,236	92,856	334,846	279,354
Operating income	16,316	19,084	36,565	50,812
Interest expense	(787)	(4,196)	(2,356)	(11,718)
Interest income	2,903	140	4,062	446
Other (expense) / income, net	(76)	53	42	(70)
Income before income taxes	18,356	15,081	38,313	39,470
Provision for / (benefit from) income taxes	246	1,787	472	(2,864)
Net income	18,110	13,294	37,841	42,334
Net loss attributable to redeemable noncontrolling interests	222	244	412	779
Net income attributable to common stockholders	$18,332	$13,538	$38,253	$43,113

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.37	$0.27	$0.77	$0.87
Diluted	$0.35	$0.26	$0.73	$0.83
Weighted average common shares outstanding:
Basic	49,791,465	49,954,565	49,974,925	49,776,578
Diluted	54,832,528	51,836,239	54,988,020	51,879,061
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$621,347	$710,621
Accounts receivable, net of allowance for credit losses of $3,536 and $2,168, and net of allowance for product returns of $1,535 and $1,181 as of September 30, 2022 and December 31, 2021, respectively	118,833	105,548
Inventory	112,319	75,276
Other current assets, net of allowance for credit losses of zero and $2 as of September 30, 2022 and December 31, 2021, respectively	27,498	26,175
Total current assets	879,997	917,620
Property and equipment, net	59,483	41,713
Intangible assets, net	87,171	91,406
Goodwill	150,808	112,901
Deferred tax assets	69,117	13,547
Operating lease right-of-use assets	30,915	30,479
Other assets, net of allowance for credit losses of $3 and $78 as of September 30, 2022 and December 31, 2021, respectively	32,282	24,349
Total assets	$1,309,773	$1,232,015
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$106,653	$89,816
Accrued compensation	24,585	23,495
Deferred revenue	7,879	5,697
Operating lease liabilities	12,024	10,331
Total current liabilities	151,141	129,339
Deferred revenue	10,556	9,140
Convertible senior notes, net	489,586	425,345
Operating lease liabilities	30,074	32,591
Other liabilities	11,611	9,545
Total liabilities	692,968	605,960
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	23,029	12,888
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 50,846,671 and 50,406,606 shares issued; and 49,859,269 and 50,259,453 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	508	504
Additional paid-in capital	483,225	498,979
Treasury stock, at cost; 987,402 and 147,153 shares as of September 30, 2022 and December 31, 2021, respectively	(57,015)	(5,149)
Retained earnings	167,058	118,833
Total stockholders’ equity	593,776	613,167
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,309,773	$1,232,015

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2022	2021
Net income	$37,841	$42,334
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for / (recovery of) credit losses on accounts receivable	1,606	(238)
Reserve for product returns	3,721	1,628
Recovery of credit losses on notes receivable	(77)	(10)
Provision for excess and obsolete inventory	—	374
Amortization on patents and tooling	1,037	947
Amortization and depreciation	23,123	22,329
Amortization of debt discount and debt issuance costs	2,342	11,590
Amortization of operating leases	7,767	7,173
Deferred income taxes	(42,566)	(5,918)
Stock-based compensation	38,053	27,362
Gain on investment	(140)	—
Loss on early extinguishment of debt	—	185
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(18,321)	(8,689)
Inventory	(37,043)	(12,619)
Other current and non-current assets	(7,443)	(8,368)
Accounts payable, accrued expenses and other current liabilities	17,803	10,672
Deferred revenue	3,531	3,548
Operating lease liabilities	(9,390)	(8,745)
Other liabilities	611	(361)
Cash flows from operating activities	22,455	83,194
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(31,730)	—
Additions to property and equipment	(28,084)	(8,939)
Issuances of notes receivable	(3,000)	—
Receipt of payments on notes receivable	49	42
Purchase of investment in unconsolidated entity	—	(5,000)
Proceeds from sale of investment	140	—
Cash flows used in investing activities	(62,625)	(13,897)
Cash flows (used in) / from financing activities:
Repayments of credit facility	—	(110,000)
Proceeds from issuance of convertible senior notes	—	500,000
Payments of debt issuance costs	—	(15,698)
Payments of deferred consideration for business acquisitions	—	(1,160)
Purchases of treasury stock	(51,866)	—
Issuances of common stock from equity-based plans	3,391	4,409
Cash flows (used in) / from financing activities	(48,475)	377,551
Net (decrease) / increase in cash, cash equivalents and restricted cash	(88,645)	446,848
Cash, cash equivalents and restricted cash at beginning of the period	710,621	253,459
Cash, cash equivalents and restricted cash at end of the period	$621,976	$700,307

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$621,347	$700,307
Restricted cash included in other current assets and other assets	629	—
Total cash, cash equivalents and restricted cash	$621,976	$700,307

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests					Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
		Preferred Stock		Common Stock			Treasury Stock
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	$12,888	—	$—	50,407	$504	$498,979	147	$(5,149)	$118,833	$613,167
Adoption of accounting standard on debt with conversion and other options	—	—	—	—	—	(56,515)	—	—	9,972	(46,543)
Common stock issued in connection with equity-based plans	—	—	—	85	1	1,079	—	—	—	1,080
Purchase of treasury stock	—	—	—	—	—	—	354	(23,331)	—	(23,331)
Stock-based compensation expense	—	—	—	—	—	12,110	—	—	—	12,110
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,569	—	—	—	—	(2,569)	—	—	—	(2,569)
Net income / (loss) attributable to common stockholders	(176)	—	—	—	—	—	—	—	9,079	9,079
Balance as of March 31, 2022	$15,281	—	$—	50,492	$505	$453,084	501	$(28,480)	$137,884	$562,993
Common stock issued in connection with equity-based plans	—	—	—	205	2	581	—	—	—	583
Purchase of treasury stock	—	—	—	—	—	—	481	(28,168)	—	(28,168)
Reclassification of subsidiary long-term incentive plan liability related to modification	—	—	—	—	—	3,104	—	—	—	3,104
Stock-based compensation expense	—	—	—	—	—	12,789	—	—	—	12,789
Accretion adjustments of redeemable noncontrolling interest to redemption value	860	—	—	—	—	(860)	—	—	—	(860)
Net income / (loss) attributable to common stockholders	(14)	—	—	—	—	—	—	—	10,842	10,842
Balance as of June 30, 2022	$16,127	—	$—	50,697	$507	$468,698	982	$(56,648)	$148,726	$561,283
Common stock issued in connection with equity-based plans	—	—	—	150	1	1,727	—	—	—	1,728
Purchase of treasury stock	—	—	—	—	—	—	5	(367)	—	(367)
Stock-based compensation expense	—	—	—	—	—	13,154	—	—	—	13,154
Noncontrolling interest assumed through acquisition	6,770	—	—	—	—	—	—	—	—	—
Accretion adjustments of redeemable noncontrolling interest to redemption value	354	—	—	—	—	(354)	—	—	—	(354)
Net income / (loss) attributable to common stockholders	(222)	—	—	—	—	—	—	—	18,332	18,332
Balance as of September 30, 2022	$23,029	—	$—	50,847	$508	$483,225	987	$(57,015)	$167,058	$593,776

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity — (Continued)
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	$10,691	—	$—	49,631	$496	$405,831	147	$(5,149)	$66,574	$467,752
Common stock issued in connection with equity-based plans	—	—	—	173	2	1,987	—	—	—	1,989
Stock-based compensation expense	—	—	—	—	—	7,888	—	—	—	7,888
Equity component of convertible senior notes, net	—	—	—	—	—	56,515	—	—	—	56,515
Accretion adjustments of redeemable noncontrolling interest to redemption value	473	—	—	—	—	(473)	—	—	—	(473)
Net income / (loss) attributable to common stockholders	(280)	—	—	—	—	—	—	—	14,830	14,830
Balance as of March 31, 2021	$10,884	—	$—	49,804	$498	$471,748	147	$(5,149)	$81,404	$548,501
Common stock issued in connection with equity-based plans	—	—	—	237	2	876	—	—	—	878
Stock-based compensation expense	—	—	—	—	—	10,056	—	—	—	10,056
Accretion adjustments of redeemable noncontrolling interest to redemption value	743	—	—	—	—	(743)	—	—	—	(743)
Net income / (loss) attributable to common stockholders	(255)	—	—	—	—	—	—	—	14,745	14,745
Balance as of June 30, 2021	$11,372	—	$—	50,041	$500	$481,937	147	$(5,149)	$96,149	$573,437
Common stock issued in connection with equity-based plans	—	—	—	133	1	1,541	—	—	—	1,542
Stock-based compensation expense	—	—	—	—	—	9,418	—	—	—	9,418
Accretion adjustments of redeemable noncontrolling interest to redemption value	761	—	—	—	—	(761)	—	—	—	(761)
Net income / (loss) attributable to common stockholders	(244)	—	—	—	—	—	—	—	13,538	13,538
Balance as of September 30, 2021	$11,889	—	$—	50,174	$501	$492,135	147	$(5,149)	$109,687	$597,174

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022 and 2021

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. In particular, the COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions including, the path of the COVID-19 pandemic, the evolution of COVID-19 variants or the emergence of other public health crises. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2022, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

Comprehensive Income

Our comprehensive income for the three and nine months ended September 30, 2022 and 2021 was equal to our net income disclosed in the condensed consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and nine months ended September 30, 2022 from those disclosed in our Annual Report.

Restricted Cash

We consider all cash reserved for a specific use and not available for immediate or general business use to be restricted cash. As of September 30, 2022, we had a total of $0.6 million of restricted cash, of which less than $0.1 million was included in other current assets and $0.6 million was included in other assets within our condensed consolidated balance sheets. We had no restricted cash as of December 31, 2021.

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interests relate to our 85% equity ownership interest in PC Open Incorporated, a Washington corporation, doing business as OpenEye and our 85% equity ownership interest in Noonlight, Inc., or Noonlight, a Delaware corporation (see Note 6). The OpenEye and Noonlight stockholder agreements contain a put option that gives the minority stockholders the right to sell their shares to us based on the fair value of the shares and also contain a call option that gives us the right to purchase the remaining shares from the minority stockholders based on the fair value of the shares. The put and call options related to OpenEye can each be exercised beginning in the first quarter of 2023. The put and call options related to Noonlight can each be exercised beginning in the first quarter of 2026. These redeemable noncontrolling interests are considered temporary equity and we report them between liabilities and stockholders’ equity in the consolidated balance sheets. The amount of the net income or loss attributable to the redeemable noncontrolling interests are recorded in the consolidated statements of operations and the accretion of the redemption values are recorded as an adjustment to additional paid-in capital. The aggregate redemption value of the noncontrolling interests was $23.0 million and $12.9 million as of September 30, 2022 and December 31, 2021.

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
September 30, 2022 and 2021
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

Our net income attributable to common stockholders increased $2.0 million and $6.0 million during the three and nine months ended September 30, 2022, respectively, as a result of adopting ASU 2020-06 due to no longer recording non-cash interest expense related to the amortization of the debt discount associated with the previous equity component of the convertible senior notes. Upon adoption of this guidance on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the convertible senior notes on net income per share, which required us to increase our diluted weighted average common shares outstanding by 3,396,950 shares for the three and nine months ended September 30, 2022. The impact of ASU 2020-06 on net income attributable to common stockholders and weighted average diluted shares resulted in an increase to basic net income attributable to common stockholders of $0.04 and $0.12 per share and an increase to diluted net income attributable to common stockholders of $0.03 and $0.10 per share, during the three and nine months ended September 30, 2022, respectively. See Note 15 for details on the components of basic and diluted earnings per share.

On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" which includes requirements to disclose current period gross write-offs by year of origination for financing receivables. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance over disclosing current period gross write-offs by year of origination for financial receivables should be applied prospectively. We adopted this guidance during the three months ended March 31, 2022 and there was no impact to the disclosures within the "Allowance for Credit Losses - Notes Receivable" section of Note 8 as there were no write-offs of notes receivable during each of the three and nine months ended September 30, 2022.

On October 28, 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this guidance during the three months ended September 30, 2022 and the adoption did not have a material impact on our condensed consolidated financial statements during the three and nine months ended September 30, 2022. Any future financial impact will be dependent on the magnitude and nature of future business combinations.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For the twelve months ended September 30, 2022 and 2021, our reserve against revenue for hardware returns was approximately 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is ten years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $5.5 million and $6.0 million as of September 30, 2022 and December 31, 2021, respectively, which combines current and long-term balances.

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
September 30, 2022 and 2021
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

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the three and nine months ended September 30, 2022 and 2021.

The changes in our contract assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning of period balance	$7,415	$4,771	$4,520	$4,306
Commission costs and upfront payments to a customer capitalized in period	5,253	540	9,980	2,697
Amortization of contract assets	(1,369)	(899)	(3,201)	(2,591)
End of period balance	$11,299	$4,412	$11,299	$4,412

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

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning of period balance	$17,241	$15,019	$14,837	$12,529
Revenue deferred and acquired in period	4,373	3,682	13,750	11,131
Revenue recognized from amounts included in contract liabilities	(3,179)	(2,624)	(10,152)	(7,583)
End of period balance	$18,435	$16,077	$18,435	$16,077

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$123,904	$108,897
Allowance for credit losses	(3,536)	(2,168)
Allowance for product returns	(1,535)	(1,181)
Accounts receivable, net	$118,833	$105,548

For the three and nine months ended September 30, 2022, we recorded a provision for credit losses of $1.1 million and $1.6 million on our accounts receivable, respectively. For the three and nine months ended September 30, 2021, we recorded a reduction to the provision for credit losses of $0.4 million and $0.2 million on our accounts receivable, respectively.

For the three and nine months ended September 30, 2022, we recorded a reserve for product returns of $2.0 million and $3.7 million, respectively, as compared to $0.5 million and $1.6 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and nine months ended September 30, 2022, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three and nine months ended September 30, 2022, as compared to historical periods other than a partial write-off of $0.7 million related to one of our distribution partners' outstanding balance during the nine months ended September 30, 2021, upon the distributor being acquired by a third party.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three and nine months ended September 30, 2022, we recorded credit loss expense for accounts receivable and notes receivable of $1.0 million and $1.3 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, we recorded a reduction of credit loss expense of $0.4 million, in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(2,450)	$(58)	$(3,443)	$(131)	$(2,035)	$(133)	$(4,442)	$(254)
(Provision for) / recovery of expected credit losses	(1,057)	(2)	415	(27)	(1,676)	70	268	(30)
Write-offs	30	1	25	3	234	4	1,171	129
End of period balance	$(3,477)	$(59)	$(3,003)	$(155)	$(3,477)	$(59)	$(3,003)	$(155)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$32,803	$15,823
Finished goods	79,516	59,453
Total inventory	$112,319	$75,276

Note 6. Acquisitions

Acquisition of a Business - Noonlight

On September 23, 2022, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired 85% of the issued and outstanding shares of capital stock of Noonlight. Noonlight provides a connected safety and event management software and services platform that enables new applications and provides enhanced emergency response capabilities. We believe the acquisition of Noonlight will enhance our comprehensive suite of interactive cloud-based services and allow us to expand markets for emergency response services as well as accelerate innovation in those services.

In consideration for the purchase of 85% of the issued and outstanding shares of capital stock of Noonlight, we paid $31.9 million in cash on September 23, 2022, after deducting $1.5 million related to an outstanding loan issued to Noonlight during May of 2022 and $4.9 million related to agreed holdback provisions. See Note 8 for further details on the loan to Noonlight, including the settlement of the outstanding principal and interest. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of Noonlight as of the closing date, the purchase price decreased by $0.2 million. The working capital adjustment is expected to be finalized by the first quarter of 2023 and $0.1 million of the holdback is expected to be paid to the stockholders of Noonlight at that time. The remaining amount of the holdback of $4.6 million is expected to be paid to the stockholders of Noonlight by the end of the first quarter of 2024, subject to offset for any indemnification obligations. As a result of the acquisition of Noonlight, we recorded approximately $0.7 million in acquisition-related costs for each of the three and nine months ended September 30, 2022. These costs include expenses directly related to acquiring Noonlight, are expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is pending the final determination of the working capital adjustment as well as tax adjustments, including the assessment of any net operating losses acquired and the related limitations on any identified net operating losses.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
The table below sets forth the purchase consideration and the preliminary allocation used to estimate the fair value of the tangible and intangible net assets acquired (in thousands):

September 23, 2022
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$31,674
Outstanding principal and interest of loan provided to Noonlight	1,537
Holdback consideration	4,910
Total consideration	$38,121
Estimated Tangible and Intangible Net Assets:
Cash	$188
Accounts receivable	291
Other current and non-current assets	180
Property and equipment	45
Developed technology	9,335
Trade names	150
Accounts payable	(433)
Accrued expenses and other current liabilities	(352)
Deferred tax liability	(2,353)
Deferred revenue	(67)
Redeemable noncontrolling interest	(6,770)
Goodwill	37,907
Total estimated tangible and intangible net assets	$38,121

Goodwill of $37.9 million reflects the value of acquired workforce and synergies we expect to achieve from integrating Noonlight's suite of emergency response cloud-managed application program interfaces into our existing comprehensive suite of interactive cloud-based services. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods. We allocate goodwill to reporting units based on expected benefit from synergies and have allocated the goodwill to the Alarm.com segment.

Fair Value of Net Assets Acquired and Intangibles

The acquired activities and assets in the purchase of Noonlight constituted a business and with the exception of contract liabilities accounted for under Topic 606, in accordance with accounting standards codification, or ASC 805, the assets and liabilities were recorded at their respective fair values as of September 23, 2022. We developed our estimate of the fair value of intangible net assets using a multi-period excess earnings method for developed technology and the relief from royalty method for the trade name.

Developed Technology

Developed technology primarily consists of intellectual property of proprietary software that is marketed for sale. We valued the developed technology using the multi-period excess earnings method, an income approach. The significant assumptions used in the income approach include estimates about future expected cash flows from the developed technology, the obsolescence factor and the discount rate. We are amortizing the Noonlight developed technology, valued at $9.3 million, on an attribution method based on the discounted cash flows of the model over an estimated useful life of seven years.

Trade Names

We valued the trade names acquired using a relief from royalty method. The significant assumptions used in the income approach include future expected cash flows from the trade name, the royalty rate and the discount rate. We are amortizing the trade names, valued at $0.2 million, on an attribution basis derived from the discounted cash flows of the model over an estimated useful life of five years.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
Redeemable Noncontrolling Interests

Our redeemable noncontrolling interest relates to our 85% equity ownership interest in Noonlight. The Noonlight stockholder agreement contains a put option that gives the minority Noonlight stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares and also contains a call option that gives us the right to purchase the remaining Noonlight shares from the minority Noonlight stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2026. The redeemable noncontrolling interest was recorded at fair value on September 23, 2022, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redemption value of the Noonlight noncontrolling interest was $6.8 million as of September 23, 2022 and September 30, 2022.

Business Combinations in Operations - Noonlight

The operations of the Noonlight business combination discussed above were included in the condensed consolidated financial statements as of the acquisition date. The pro forma information as well as the revenue and net losses of the business combination were not material to the condensed consolidated financial statements for the three and nine months ended September 30, 2022.

Asset Acquisition

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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2022	$112,901	$—	$112,901
Goodwill acquired	37,907	—	37,907
Balance as of September 30, 2022	$150,808	$—	$150,808

On September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight and recorded $37.9 million of goodwill in the Alarm.com segment. There were no impairments of goodwill during the three and nine months ended September 30, 2022 and 2021.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2022	$59,426	$30,157	$1,823	$91,406
Intangible assets acquired	—	9,335	150	9,485
Amortization	(8,928)	(4,349)	(443)	(13,720)
Balance as of September 30, 2022	$50,498	$35,143	$1,530	$87,171

We recorded $4.6 million and $13.7 million of amortization related to our intangible assets for the three and nine months ended September 30, 2022, respectively, as compared to $4.3 million and $12.8 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, we wrote-off $0.7 million in fully amortized intangible assets in the

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
Alarm.com segment that were acquired in 2014 related to customer relationships, developed technology, trade name and other intangible assets that no longer existed as of January 1, 2022.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$125,885	$(75,387)	$50,498	7.2
Developed technology	58,478	(23,335)	35,143	6.1
Trade name	3,937	(2,407)	1,530	2.6
Total intangible assets	$188,300	$(101,129)	$87,171	6.7

	December 31, 2021
	Gross Carrying Amount	Impairment of Intangible Assets	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(86)	$(66,581)	$59,426	7.9
Developed technology	49,371	—	(19,214)	30,157	6.5
Trade name	3,815	—	(1,992)	1,823	3.1
Other	234	—	(234)	—	0.0
Total intangible assets	$179,513	$(86)	$(88,021)	$91,406	7.4
Note 8. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. The carrying value, net of amortization, of our purchased patents and patent licenses was $1.7 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, $0.5 million and $0.6 million of patent costs were included in other current assets and $1.2 million and $1.6 million of patent costs were included in other assets, respectively. We have $7.0 million of historical cost in purchased patents and patent licenses as of September 30, 2022. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to 18 years. Patent amortization cost of $0.1 million and $0.3 million was included in cost of SaaS and license revenue in our condensed consolidated statements of operations for each of the three and nine months ended September 30, 2022 and 2021, respectively. Patent amortization cost of $0.1 million and $0.2 million was included in amortization and depreciation in our condensed consolidated statements of operations for each of the three and nine months ended September 30, 2022 and 2021, respectively.

Loan to a Distribution Partner

In June 2020, we amended an existing term loan with our distribution partner and also amended an existing subordinated credit agreement with the affiliated entity of the distribution partner. At the time of the amended term loan and subordinated credit agreement in June 2020, the outstanding balance of the term loan was $3.0 million and the outstanding balance of the subordinated credit agreement was $3.0 million. Under the amended terms, the distribution partner paid us $2.0 million in principal for the term loan on June 9, 2020 and the remaining $1.0 million was transferred to the amended subordinated credit agreement with the affiliated entity of the distribution partner. As of September 30, 2022 and December 31, 2021, there was no remaining amount outstanding related to the amended term loan.

The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on September 9, 2025 and interest on the outstanding principal balance accrues at a rate of 9.0% per annum and is payable in kind. As of September 30, 2022 and December 31, 2021, $4.9 million and $4.6 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheets, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
For the three and nine months ended September 30, 2022, we recognized $0.8 million and $2.3 million of revenue from the distribution partner associated with these loans, respectively, as compared to $0.8 million and $2.4 million for the same periods in the prior year.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of September 30, 2022 and December 31, 2021, $1.1 million and $1.2 million of principal was outstanding from the service provider partner under the loan agreement, respectively.

For three and nine months ended September 30, 2022, we recognized less than $0.1 million and $0.1 million of revenue from the service provider partner associated with this loan, respectively, as compared to $0.1 million for the same periods in the prior year.

Loan to Noonlight

In May 2022, we entered into an agreement with Noonlight, under which we agreed to loan $1.5 million, collateralized by the assets of Noonlight. Interest on the outstanding principal accrued at a rate per annum equal to 7.0%. The outstanding interest and principal balances were previously included in other current assets in our condensed consolidated balance sheet and were used to reduce the payment we made on September 23, 2022 to acquire 85% of the issued and outstanding shares of capital stock of Noonlight. As of September 30, 2022, no principal or interest was outstanding from Noonlight under the loan agreement.

Prior to the acquisition of Noonlight on September 23, 2022, for the three and nine months ended September 30, 2022 and 2021, we did not record any revenue from Noonlight.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of September 30, 2022, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the three and nine months ended September 30, 2022 and 2021, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of September 30, 2022 and December 31, 2021, our investment in the hardware supplier was $5.6 million.

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

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from the same technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment,

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
adjusted for observable price changes from orderly transactions for identical or similar investments. As of September 30, 2022 and December 31, 2021, our investment in the technology partner was $5.7 million.

Allowance for Credit Losses - Notes Receivable

We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments for our notes receivable during the three and nine months ended September 30, 2022, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable. There were no hardware financing receivables outstanding as of September 30, 2022.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of September 30, 2022 and December 31, 2021 was less than $0.1 million, and is reflected in other current assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three and nine months ended September 30, 2022 and 2021.

There were no purchases or sales of financial assets during the three and nine months ended September 30, 2022 and 2021. There were no significant changes in the amount of note receivable write-offs during the three and nine months ended September 30, 2022, as compared to historical periods.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(2)	$—	$(74)	$(4)	$(79)	$(1)	$(73)	$(16)
(Provision for) / recovery of expected credit losses	(1)	—	(3)	2	76	1	(4)	14
Write-offs	—	—	—	—	—	—	—	—
End of period balance	$(3)	$—	$(77)	$(2)	$(3)	$—	$(77)	$(2)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	September 30, 2022
Loan Receivables:	2022	2021	2020	2019	2018	Prior	Total
Current	$1,500	$—	$1,107	$2	$—	$4,921	$7,530
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$1,500	$—	$1,107	$2	$—	$4,921	$7,530

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021

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

There were no notes receivables placed on nonaccrual status as of September 30, 2022 and December 31, 2021. During the three and nine months ended September 30, 2022 and 2021, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of September 30, 2022 and December 31, 2021, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of September 30, 2022 and December 31, 2021, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of September 30, 2022 and December 31, 2021, $17.1 million and $17.7 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, insurance and long lead-time parts related to our inventory.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of September 30, 2022	$553,498	$—	$—	$553,498
Money market accounts as of December 31, 2021	679,278	—	—	679,278

Liabilities:
Subsidiary long-term incentive plan as of September 30, 2022	$—	$—	$—	$—
Subsidiary long-term incentive plan as of December 31, 2021	—	—	3,351	3,351

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021

The following table summarizes the change in fair value of the Level 3 liabilities for the subsidiary long-term incentive plan with significant unobservable inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning of period balance	$—	$1,010	$3,351	$1,000
Changes in fair value included in earnings	—	(194)	(247)	(184)
Reclassification to additional paid in capital upon modification	—	—	(3,104)	—
End of period balance	$—	$816	$—	$816

As of September 30, 2022, $552.9 million of our money market accounts was included in cash and cash equivalents, less than $0.1 million was included in other current assets and $0.6 million was included in other assets in our condensed consolidated balance sheets. As of December 31, 2021, $679.3 million was included in cash and cash equivalents in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of September 30, 2022 and December 31, 2021.

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

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2022 and 2021. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and nine months ended September 30, 2022 and 2021.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$2,702	$2,478	$7,767	$7,173
Cash paid for amounts included in the measurement of operating lease liabilities	3,290	3,068	9,390	8,745
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	1,415	1,431	7,127	2,446

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term — operating leases	3.6 years	4.2 years
Weighted-average discount rate — operating leases	3.8%	3.6%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2022	$3,325
2023	13,299
2024	12,078
2025	9,765
2026	5,538
2027 and thereafter	1,090
Total lease payments	45,095
Less: imputed interest(2)	2,997
Present value of lease liabilities	$42,098
_______________
(1)Operating lease payments exclude $6.3 million of legally binding minimum lease payments for leases executed but not yet commenced and include $1.0 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of September 30, 2022 or December 31, 2021. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and nine months ended September 30, 2022 and 2021.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$49,497	$64,751
Accrued expenses	16,899	19,894
Income taxes payable	33,003	—
Other current liabilities	7,254	5,171
Accounts payable, accrued expenses and other current liabilities	$106,653	$89,816

The components of other liabilities are as follows (in thousands):

	September 30, 2022	December 31, 2021
Holdback liability from asset acquisition and business combination	$4,560	$850
Subsidiary long-term incentive plan	—	3,351
Other liabilities	7,051	5,344
Other liabilities	$11,611	$9,545

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
September 30, 2022 and 2021
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

As of September 30, 2022 and December 31, 2021, the fair value of our 2026 Notes was $412.8 million and $452.5 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $64.86 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of September 30, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$500,000	$500,000
Unamortized debt discount	—	(63,520)
Unamortized debt issuance costs	(10,414)	(11,135)
Net carrying amount	$489,586	$425,345

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of debt discount	$—	$3,622	$—	$10,026
Amortization of debt issuance costs	782	569	2,342	1,558
Total interest expense	$782	$4,191	$2,342	$11,584

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes. The 2017 Facility was terminated on January 20, 2021 and we recognized an extinguishment loss of $0.2 million in other (expense) / income, net in our condensed consolidated statements of operations during the nine months ended September 30, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021, until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. The carrying value of the 2017 Facility was zero as of September 30, 2022 and December 31, 2021.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. In 2017 and 2019, the U.S. Patent Trial and Appeal Board, or PTAB, issued final written decisions in inter partes reviews finding all or some of the claims in five of the asserted patents unpatentable. These decisions were affirmed on appeal. Discovery closed on October 29, 2021. Vivint has moved for partial summary judgment and Alarm.com has moved for summary judgment; both motions are pending decision. Vivint has also moved to assert previously abandoned claims from two of the patents in a new proceeding. We have opposed the motion. No trial date has been set.

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

Further related to Vivint, on October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License agreement between Alarm.com and Vivint executed in November 2013. Vivint notified us it will stop paying license fees to Alarm.com under the agreement. Vivint has paid the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. There can be no assurance that Alarm.com will be successful in the arbitration proceedings.

As a result of Vivint’s refusal to pay license fees under the agreement, beginning with the fourth quarter of 2022, Alarm.com believes that quarterly SaaS and license revenue and total revenue will be impacted by approximately $6.0 million. Alarm.com also believes that quarterly earnings and cash flow will be impacted by the aforementioned $6.0 million, plus additional legal fees.

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
September 30, 2022 and 2021
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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. ADT answered the second amended complaint on March 22, 2022, asserted defenses based on non-infringement and invalidity of all five asserted patents and counterclaimed for declaratory judgement of invalidity of all five asserted patents. Two of the asserted patents are under inter partes review at the PTAB. On June 17, 2022, the court entered an order staying the case in view of the pending proceedings before the PTAB, with the exception of certain discovery of source code.

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

Note 13. Stockholders' Equity

Stock Repurchase Program

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the three and nine months ended September 30, 2022, we repurchased 5,595 and 840,249 shares of our common stock under this program for $0.4 million and $51.9 million, respectively, which includes applicable commissions and fees. No shares of our common stock were repurchased under this program during the three and nine months ended September 30, 2021.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$983	$1,189	$3,481	$3,232
General and administrative	3,953	1,974	11,135	7,217
Research and development	8,218	6,255	23,437	16,913
Total stock-based compensation expense	$13,154	$9,418	$38,053	$27,362

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options and assumed options	$1,015	$1,042	$2,742	$2,818
Restricted stock units	12,087	8,331	35,165	24,404
Employee stock purchase plan	52	45	146	140
Total stock-based compensation expense	$13,154	$9,418	$38,053	$27,362
Tax windfall benefit from stock-based awards	$916	$1,100	$1,949	$6,780

We granted 87,000 and 182,000 stock options pursuant to our 2015 Plan during each of the three and nine months ended September 30, 2022 as compared to an aggregate of 7,500 and 141,200 stock options for the same periods in the prior year. There were 62,324 and 101,586 stock options exercised during the three and nine months ended September 30, 2022, respectively, as compared to 74,932 and 211,190 stock options for the same periods in the prior year. There was an aggregate of 229,400 and 819,824 restricted stock units without performance conditions granted to certain of our employees and directors, during the three and nine months ended September 30, 2022, respectively, as compared to an aggregate of 173,005 and 608,101 restricted stock units without performance conditions for the same periods in the prior year. There was an aggregate of 96,289 and 168,223 restricted stock units with performance conditions granted to certain of our employees during the three and nine months ended September 30, 2022, respectively, as compared to zero and 120,314 restricted stock units with performance conditions for the same periods in the prior year. There were 75,452 and 312,947 restricted stock units without performance conditions that vested during the three and nine months ended September 30, 2022, respectively, as compared to 49,263 and 292,186 restricted stock units without performance conditions vested during the same periods in the prior year. There were zero restricted stock units with performance conditions that vested during the three and nine months ended September 30, 2022 as compared to zero and 20,000 restricted stock units with performance conditions for the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021
Net income	$18,110	$13,294	$37,841	$42,334
Net loss attributable to redeemable noncontrolling interests	222	244	412	779
Net income attributable to common stockholders - basic (A)	18,332	13,538	38,253	43,113
Add back interest expense, net of tax, attributable to convertible senior notes	588	—	1,761	—
Net income attributable to common stockholders - diluted (B)	$18,920	$13,538	$40,014	$43,113
Denominator:
Weighted average common shares outstanding — basic (C)	49,791,465	49,954,565	49,974,925	49,776,578
Dilutive effect of convertible senior notes, stock options and restricted stock units	5,041,063	1,881,674	5,013,095	2,102,483
Weighted average common shares outstanding — diluted (D)	54,832,528	51,836,239	54,988,020	51,879,061
Net income per share:
Basic (A/C)	$0.37	$0.27	$0.77	$0.87
Diluted (B/D)	$0.35	$0.26	$0.73	$0.83

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	346,283	141,200	396,742	141,200
Restricted stock units	128,675	11,630	248,792	71,258

Our redeemable noncontrolling interests are related to our 85% equity ownership interests in OpenEye and Noonlight. See Notes 2 and 6 for details on the put options and call options contained in the OpenEye and Noonlight stockholder agreements.

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

Upon adoption of ASU 2020-06 on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the three and nine months ended September 30, 2022. Additionally, we included $0.6 million and $1.8 million of debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the three and nine months ended September 30, 2022, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021

Note 16. Significant Service Providers

During the three and nine months ended September 30, 2022 our 10 largest revenue service provider partners accounted for 52% and 49% of our consolidated revenue, respectively, as compared to 48% and 49% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and nine months ended September 30, 2022 and 2021.

Two service provider partners in the Alarm.com segment each represented more than 10% of accounts receivable as of September 30, 2022. One service provider partner in the Alarm.com segment represented greater than 10% of accounts receivable as of December 31, 2021.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and nine months ended September 30, 2022, we recorded a provision for income taxes of $0.2 million and $0.5 million, respectively, resulting in an effective income tax rate of 1.3% and 1.2% for those periods. For the three and nine months ended September 30, 2021, we recorded a provision for income taxes of $1.8 million and a benefit from income taxes of $2.9 million, respectively, resulting in an effective income tax rate of 11.8% and (7.3)% for those periods. Our effective tax rates were below the 21.0% statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of December 31, 2021 and decreased to $0.2 million as of September 30, 2022. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards, which increased to $1.9 million as of December 31, 2021 and increased to $2.0 million as of September 30, 2022.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits liability of $2.1 million primarily for research and development tax credits claimed during the nine months ended September 30, 2022. We recorded an increase to the unrecognized tax benefits liability of $2.1 million for research and development tax credits claimed during the nine months ended September 30, 2021.

Our tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. On October 13, 2021, the Internal Revenue Service commenced an examination of our federal income tax return for 2018, which is ongoing. On August 12, 2022, the Internal Revenue Service expanded the examination to include our federal income tax return for 2019, which is ongoing. The anticipated completion date of the Internal Revenue Service examinations cannot be estimated at this time.

As of September 30, 2022 and December 31, 2021, we accrued $0.2 million of total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions are effective for tax years beginning after December 31, 2022. We do not currently believe the 15.0% corporate minimum tax or the 1.0% tax on net corporate stock repurchases will have a material impact on our financial condition or results of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% of our revenue, net of intersegment eliminations, for each of the three and nine months ended September 30, 2022, as compared to 94% and 95% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended September 30, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$122,555	$10,571	$—	$—	$133,126
Hardware and other revenue	82,300	1,876	(1,059)	(105)	83,012
Total revenue	204,855	12,447	(1,059)	(105)	216,138
Operating income / (loss)	20,874	(4,738)	105	75	16,316

	Three Months Ended September 30, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$109,170	$8,889	$—	$—	$118,059
Hardware and other revenue	73,310	2,445	(847)	(643)	74,265
Total revenue	182,480	11,334	(847)	(643)	192,324
Operating income / (loss)	19,968	(1,021)	244	(107)	19,084

	Nine Months Ended September 30, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$357,031	$28,795	$—	$—	$385,826
Hardware and other revenue	245,679	6,834	(3,302)	(617)	248,594
Total revenue	602,710	35,629	(3,302)	(617)	634,420
Operating income / (loss)	50,545	(14,467)	459	28	36,565

	Nine Months Ended September 30, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$315,329	$23,299	$—	$—	$338,628
Hardware and other revenue	212,194	7,368	(2,531)	(1,980)	215,051
Total revenue	527,523	30,667	(2,531)	(1,980)	553,679
Operating income / (loss)	57,130	(6,717)	632	(233)	50,812

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of September 30, 2022	$1,350,821	$40,088	$(81,251)	$115	$1,309,773
Assets as of December 31, 2021	1,264,416	37,198	(69,595)	(4)	1,232,015

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $6.5 million and $20.5 million for the three and nine months ended September 30, 2022, respectively, as compared to $7.9 million and $24.9 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2022 and 2021.

Depreciation and amortization expense was $7.3 million and $22.2 million for the Alarm.com segment for the three and nine months ended September 30, 2022, respectively, as compared to $7.3 million and $22.0 million for the same periods in the prior year. Depreciation and amortization expense was $0.3 million and $0.9 million for the Other segment for the three and nine months ended September 30, 2022, respectively, as compared to $0.1 million and $0.3 million for the same periods in the prior year. Additions to property and equipment were $1.9 million and $27.6 million for the Alarm.com segment for the three and nine

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022 and 2021
months ended September 30, 2022, respectively, as compared to $1.2 million and $7.4 million for the same periods in the prior year. Additions to property and equipment were less than $0.1 million and $0.2 million for the Other segment for the three and nine months ended September 30, 2022, respectively, as compared to $0.2 million and $0.3 million for the same periods in the prior year.

We derived substantially all revenue from North America for the three and nine months ended September 30, 2022 and 2021. Substantially all of our long-lived assets were in North America as of September 30, 2022 and December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 24, 2022, or Annual Report, with the Securities and Exchange Commission, or SEC. This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine (collectively, the Macroeconomic Conditions) on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; our future financial and business performance and the potential impact of trade policies and related tariffs on our cost of hardware revenue and hardware revenue margins. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Highlights of Third Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 62% and 61% of our revenue during the three and nine months ended September 30, 2022, respectively, as compared to 61% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 3% of our revenue during each of the three and nine months ended September 30, 2022 as compared to 4% for the same periods in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 38% and 39% of our revenue during the three and nine months ended September 30, 2022, respectively, as compared to 39% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 13% to $133.1 million during the three months ended September 30, 2022 from $118.1 million during the three months ended September 30, 2021. SaaS and license revenue increased 14% to $385.8 million in the nine months ended September 30, 2022 from $338.6 million in the nine months ended September 30, 2021. Included in SaaS and license revenue was software license revenue, which decreased to $6.5 million during the three months ended September 30, 2022 from $7.9 million during the three months ended September 30, 2021. Software license revenue decreased to $20.5 million in the nine months ended September 30, 2022 from $24.9 million in the nine months ended September 30, 2021.

•Total revenue increased 12% to $216.1 million during the three months ended September 30, 2022 from $192.3 million during the three months ended September 30, 2021. Total revenue increased 15% to $634.4 million in the nine months ended September 30, 2022 from $553.7 million in the nine months ended September 30, 2021.

•Net income increased to $18.1 million during the three months ended September 30, 2022, as compared to $13.3 million during the three months ended September 30, 2021. Net income decreased to $37.8 million in the nine months ended September 30, 2022, as compared to $42.3 million in the nine months ended September 30, 2021. Net income attributable to common stockholders increased to $18.3 million during the three months ended September 30, 2022, as compared to $13.5 million during the three months ended September 30, 2021. Net income attributable to common stockholders decreased to $38.3 million in the nine months ended September 30, 2022, as compared to $43.1 million in the nine months ended September 30, 2021.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $40.8 million during the three months ended September 30, 2022 from $37.6 million during the three months ended September 30, 2021. Adjusted EBITDA decreased to $107.9 million in the nine months ended September 30, 2022 from $111.2 million in the nine months ended September 30, 2021.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income, the most comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and nine months ended September 30, 2022 and 2021.

Recent Developments

On September 23, 2022, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc., or Noonlight. Noonlight provides a connected safety and event management software and services platform that enables new applications and provides enhanced emergency response capabilities. We believe the acquisition of Noonlight will enhance our comprehensive suite of interactive cloud-based services and allow us to expand markets for emergency response services as well as accelerate innovation in those services.

In consideration for the purchase of 85% of the issued and outstanding shares of capital stock of Noonlight, we paid $31.9 million in cash on September 23, 2022, after deducting $1.5 million related to the settlement of an outstanding loan issued to Noonlight during May of 2022 and $4.9 million related to agreed holdback provisions. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of Noonlight as of the closing date, the purchase price decreased by $0.2 million. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is pending the final determination of the working capital adjustment as well as tax adjustments, including the assessment of any net operating losses acquired and the related limitations on any identified net operating losses.

On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License agreement between Alarm.com and Vivint, Inc., or Vivint, executed in November 2013. Vivint notified us it will stop paying license fees to Alarm.com under the agreement. Vivint has paid the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. As a result of Vivint’s refusal to pay license fees under the agreement, beginning with the fourth quarter of 2022, we believe that quarterly SaaS and license revenue and total revenue will be impacted by approximately $6.0 million. We also believe that quarterly earnings and cash flow will be impacted by the aforementioned $6.0 million, plus additional legal fees.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. In particular, the COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions including, the path of the COVID-19 pandemic, the evolution of COVID-19 variants or the emergence of other public health crises. In response to the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to partially work remotely. After evaluating the public health situation in the United States regarding COVID-19, including revised guidance from public health authorities, the rise in vaccinated individuals, and decline of hospitalizations due to COVID-19 in the nine months ended September 30, 2022, as compared to 2020 and 2021, we continue to follow our previously implemented hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2022, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SaaS and license revenue	$133,126	$118,059	$385,826	$338,628
Adjusted EBITDA	40,840	37,578	107,894	111,190

	Twelve Months Ended September 30,
	2022	2021
SaaS and license revenue renewal rate	94%	96%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other (expense) / income, net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our debt facility and the 2026 Notes. We exclude interest expense in calculating Adjusted EBITDA because we believe that the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income as well as certain activity within other (expense) / income, net including gains, losses or impairments on investments and other assets as well as losses on the early extinguishment of the debt, when applicable, from Adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for / (benefit from) income taxes from Adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

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

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and nine months ended September 30, 2022 and 2021.

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

Our net income attributable to common stockholders increased $2.0 million and $6.0 million during the three and nine months ended September 30, 2022, respectively, as a result of adopting ASU 2020-06 due to no longer recording non-cash interest expense related to the amortization of the debt discount associated with the previous equity component of the 2026 Notes. Upon adoption of this guidance on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share, which required us to increase our diluted weighted average common shares outstanding by 3,396,950 shares for the three and nine months ended September 30, 2022. The impact of ASU 2020-06 on net income attributable to common stockholders and weighted average diluted shares resulted in an increase to basic net income attributable to common stockholders of $0.04 and $0.12 per share and an increase to diluted net income attributable to common stockholders of $0.03 and $0.10 per share, during the three and nine months ended September 30, 2022, respectively. See Note 15 for details on the components of basic and diluted earnings per share.

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

On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License agreement between Alarm.com and Vivint executed in November 2013. Vivint notified us it will stop paying license fees to Alarm.com under the agreement. Vivint has paid the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. As a result of Vivint’s refusal to pay license fees under the agreement, beginning with the fourth quarter of 2022, we believe that quarterly SaaS and license revenue and total revenue will be impacted by approximately $6.0 million.

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

Our costs of hardware revenue increased during the second half of 2021 primarily due to an increase in costs for freight shipments, including expedited shipping costs, as well as an increase in inventory component costs. We currently expect our hardware revenue margins to increase in 2022 as compared to the hardware revenue margins we experienced during the fourth quarter of 2021 and first quarter of 2022 as a result of price increases we have implemented on some of our products during the first six months of 2022 to cover some of our increases in costs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,482 employees as of September 30, 2021 to 1,699 employees as of September 30, 2022 and grew from 1,606 employees as of June 30, 2022, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 476 as of September 30, 2021 to 504 as of September 30, 2022 and increased from 484 as of June 30, 2022. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 187 as of September 30, 2021 to 214 as of September 30, 2022 and increased from 203 as of June 30, 2022. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property as well as additional legal fees related to the dispute arising under the Patent Cross License agreement between Alarm.com and Vivint. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 819 as of September 30, 2021 to 981 as of September 30, 2022 and increased from 919 as of June 30, 2022. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, our notes receivable and our restricted cash.

Other (Expense) / Income, Net

Other (expense) / income, net primarily consists of non-operating and miscellaneous expense and income, including a $0.1 million gain related to proceeds received from our initial investment in an installation partner during the nine months ended September 30, 2022 and a $0.2 million loss on the early extinguishment of the 2017 Facility during the nine months ended September 30, 2021.

Provision for / (Benefit from) Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rates were below the 21.0% statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and foreign derived intangible income deductions, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. We recognize excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue:
SaaS and license revenue	$133,126	62%	$118,059	61%	$385,826	61%	$338,628	61%
Hardware and other revenue	83,012	38	74,265	39	248,594	39	215,051	39
Total revenue	216,138	100	192,324	100	634,420	100	553,679	100
Cost of revenue(1):
Cost of SaaS and license revenue	18,437	9	17,425	9	54,019	8	49,782	9
Cost of hardware and other revenue	67,149	31	62,959	33	208,990	33	173,731	31
Total cost of revenue	85,586	40	80,384	42	263,009	41	223,513	40
Operating expenses:
Sales and marketing(2)	23,057	11	22,557	12	69,182	11	62,085	11
General and administrative(2)	28,011	13	18,689	9	81,314	13	64,839	12
Research and development(2)	55,581	26	44,143	23	161,227	25	130,101	24
Amortization and depreciation	7,587	3	7,467	4	23,123	4	22,329	4
Total operating expenses	114,236	53	92,856	48	334,846	53	279,354	51
Operating income	16,316	7	19,084	10	36,565	6	50,812	9
Interest expense	(787)	—	(4,196)	(2)	(2,356)	—	(11,718)	(2)
Interest income	2,903	1	140	—	4,062	—	446	—
Other (expense) / income, net	(76)	—	53	—	42	—	(70)	—
Income before income taxes	18,356	8	15,081	8	38,313	6	39,470	7
Provision for / (benefit from) income taxes	246	—	1,787	1	472	—	(2,864)	(1)
Net income	$18,110	8%	$13,294	7%	$37,841	6%	$42,334	8%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense data:
Sales and marketing	$983	$1,189	$3,481	$3,232
General and administrative	3,953	1,974	11,135	7,217
Research and development	8,218	6,255	23,437	16,913
Total stock-based compensation expense	$13,154	$9,418	$38,053	$27,362

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	15%	14%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	81%	85%	84%	81%
Total cost of revenue as a percentage of total revenue	40%	42%	41%	40%

Comparison of the Three and Nine Months Ended September 30, 2022 to September 30, 2021

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the periods presented:

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Revenue
SaaS and license revenue	$133,126	$118,059	13%	$385,826	$338,628	14%
Hardware and other revenue	83,012	74,265	12	248,594	215,051	16
Total revenue	$216,138	$192,324	12%	$634,420	$553,679	15%

The $23.8 million increase in total revenue for the three months ended September 30, 2022 as compared to the same period in the prior year was primarily the result of a $15.1 million, or 13%, increase in our SaaS and license revenue and a $8.7 million, or 12%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.4 million to $6.5 million during the three months ended September 30, 2022 as compared to $7.9 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $13.4 million for the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2021. The SaaS and license revenue for our Other segment increased $1.7 million for the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions. The increase in hardware and other revenue for the three months ended September 30, 2022 as compared to the same period in the prior year was primarily from the $8.8 million increase in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment due to an increase in the volume of video cameras and video recorders sold as well as price increases we have implemented on some of our products to cover some of our increases in costs. Hardware and other revenue, net of intersegment eliminations, in our Other segment remained relatively consistent for the three months ended September 30, 2022 as compared to the same period in the prior year.

The $80.7 million increase in total revenue for the nine months ended September 30, 2022 as compared to the same period in the prior year was primarily the result of a $47.2 million, or 14%, increase in our SaaS and license revenue and a $33.5 million, or 16%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $4.4 million to $20.5 million during the nine months ended September 30, 2022, as compared to $24.9 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $41.7 million for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2021. The SaaS and license revenue for our Other segment increased $5.5 million for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions. The increase in hardware and other revenue for the nine months ended September 30, 2022 as compared to the same period in the prior year was primarily from the $32.7 million increase in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment due to an increase in the volume of video cameras and video recorders sold as well as price increases we have implemented on some of our products to cover some of our increases in costs. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $0.8 million, or 15%, for the nine months ended September 30, 2022 as compared to the same period in the prior year, primarily due to an increase in sales related to our property management solution.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Cost of revenue(1)
Cost of SaaS and license revenue	$18,437	$17,425	6%	$54,019	$49,782	9%
Cost of hardware and other revenue	67,149	62,959	7	208,990	173,731	20
Total cost of revenue	$85,586	$80,384	6%	$263,009	$223,513	18%
% of total revenue	40%	42%		41%	40%
_______________
(1)Excludes amortization and depreciation shown in operating expenses.

The $5.2 million increase in cost of revenue for the three months ended September 30, 2022 as compared to the same period in the prior year was the result of a $4.2 million, or 7%, increase in cost of hardware and other revenue and a $1.0 million, or 6%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.1 million for the three months ended September 30, 2022 as compared to $0.3 million during the same period in the prior year. The cost of hardware and other revenue for the Alarm.com segment increased $4.3 million during the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to an increase in the number of hardware units shipped and an increase in inventory component costs. The cost of SaaS and license revenue for the Alarm.com segment increased $0.4 million during the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $0.7 million during the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 81% for the three months ended September 30, 2022 and 85% for the same period in the prior year. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended September 30, 2022 as compared to the same period in the prior year is primarily due to a decrease in costs for freight shipments, price increases we have implemented on some of our products as well as a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for the three months ended September 30, 2022 as compared to 15% during the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 2% for the three months ended September 30, 2022 and 4% for the same period in the prior year.

The $39.5 million increase in cost of revenue for the nine months ended September 30, 2022 as compared to the same period in the prior year was the result of a $35.3 million, or 20%, increase in cost of hardware and other revenue and a $4.2 million, or 9%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.4 million for the nine months ended September 30, 2022 as compared to $1.0 million during the same period in the prior year. The cost of hardware and other revenue for the Alarm.com segment increased $34.8 million during the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to an increase in the number of hardware units shipped and an increase in costs for freight shipments and inventory component costs. The cost of SaaS and license revenue for the Alarm.com segment increased $2.5 million during the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $1.7 million during the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 84% for the nine months ended September 30, 2022 and 81% for the same period in the prior year. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the nine months ended September 30, 2022 as compared to the same period in the prior year is primarily due to the increase in costs for freight shipments and inventory component costs as well as a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for the nine months ended September 30, 2022 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 2% for the nine months ended September 30, 2022 and 4% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Sales and marketing	$23,057	$22,557	2%	$69,182	$62,085	11%
% of total revenue	11%	12%		11%	11%

The $0.5 million increase in sales and marketing expense for the three months ended September 30, 2022 as compared to the same period in the prior year was primarily due to a $1.1 million increase in personnel and related costs for our Other segment, including salary, benefits, stock-based compensation and travel expense as well as a $0.2 million increase in marketing expense, including marketing conference costs. The increase in personnel and related costs for our Other segment was due in part to increases in the headcount of our sales team to support our growth. Additionally, there was a $0.6 million increase in personnel and related costs for our Alarm.com segment due in part to an increase in employee headcount of our sales team to support our growth as well as a $0.2 million increase in our expenses for external consultants. These increases in sales and marketing expense were partially offset by a $1.7 million decrease in marketing expense for our Alarm.com segment, including advertising and marketing conference costs.

The $7.1 million increase in sales and marketing expense for the nine months ended September 30, 2022 as compared to the same period in the prior year was primarily due to a $3.9 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth. Sales and marketing expense from our Other segment increased $3.2 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team and the termination of the subsidiary long-term incentive plan and concurrent grant of performance-based restricted stock units. The number of employees in sales and marketing functions increased from 476 as of September 30, 2021 to 504 as of September 30, 2022.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
General and administrative	$28,011	$18,689	50%	$81,314	$64,839	25%
% of total revenue	13%	9%		13%	12%

The $9.3 million increase in general and administrative expense for the three months ended September 30, 2022 as compared to the same period in the prior year was primarily due to a $2.8 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in employee headcount to support our operational growth. Additionally, there was a $1.7 million increase in legal costs related to intellectual property litigation. Further, there was a $0.5 million increase in the provision for credit losses for our Alarm.com segment for the three months ended September 30, 2022 as compared to a $0.4 million decrease in the provision for credit losses for our Alarm.com segment during the same period in the period year. General and administrative expenses from our Other segment increased by $2.1 million for the three months ended September 30, 2022 as compared to the same period in the prior year, primarily due to a $1.5 million increase in personnel and related costs as well as a $0.5 million increase in the provision for credit losses for the three months ended September 30, 2022.

The $16.5 million increase in general and administrative expense for the nine months ended September 30, 2022 as compared to the same period in the prior year was primarily due to a $5.6 million increase in personnel and related costs for our Alarm.com segment due in part to increases in the headcount to support our operational growth. Additionally, legal costs related to intellectual property litigation increased $2.1 million, recruiting costs increased $0.6 million and rent expense increased $0.5 million for the nine months ended September 30, 2022 as compared to the same period in the prior year within our Alarm.com segment. General and administrative expenses from our Other segment increased by $3.9 million for the nine months ended September 30, 2022 as compared to the same period in the prior year, primarily due to a $2.8 million increase in personnel and related costs and a $0.8 million increase in the provision for credit losses. The number of employees in general and administrative functions increased from 187 as of September 30, 2021 to 214 as of September 30, 2022.

Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Research and development	$55,581	$44,143	26%	$161,227	$130,101	24%
% of total revenue	26%	23%		25%	24%

The $11.4 million increase in research and development expense for the three months ended September 30, 2022 as compared to the same period in the prior year was primarily due to a $8.5 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $0.6 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $1.1 million for the three months ended September 30, 2022 as compared to the same period in the prior year, primarily due to a $1.4 million increase in personnel and related costs, partially offset by a $0.4 million decrease in expenses for external consultants.

The $31.1 million increase in research and development expense for the nine months ended September 30, 2022 as compared to the same period in the prior year was primarily due to a $22.8 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $1.9 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $3.9 million for the nine months ended September 30, 2022 as compared to the same period in the prior year due to an increase in personnel and related costs. The number of employees in research and development functions increased from 819 as of September 30, 2021 to 981 as of September 30, 2022.

Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Amortization and depreciation	$7,587	$7,467	2%	$23,123	$22,329	4%
% of total revenue	3%	4%		4%	4%

Amortization and depreciation increased $0.1 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to the intangible assets that were acquired in connection with the purchase of certain assets of an unrelated third party by EnergyHub, Inc., one of our wholly-owned subsidiaries, on December 16, 2021 as well as the intangible assets that were acquired in connection with our acquisition of Shooter Detection Systems, LLC on December 14, 2020.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Interest expense	$(787)	$(4,196)	(81)%	$(2,356)	$(11,718)	(80)%
% of total revenue	—%	(2)%		—%	(2)%

Interest expense decreased $3.4 million and $9.4 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to the adoption of ASU 2020-06, which eliminated the non-cash interest expense related to the amortization of the debt discount associated with the equity component for 2026 Notes issued on January 20, 2021.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Interest income	$2,903	$140	1,974%	$4,062	$446	811%
% of total revenue	1%	—%		—%	—%

Interest income increased $2.8 million and $3.6 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to an increase in interest income earned on cash and cash equivalents during the three and nine months ended September 30, 2022.

Other (Expense) / Income, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Other (expense) / income, net	$(76)	$53	(243)%	$42	$(70)	(160)%
% of total revenue	—%	—%		—%	—%

Other (expense) / income, net remained relatively consistent for each of the three and nine months ended September 30, 2022 as compared to the same periods in the prior year. Included in other (expense) / income, net, during the nine months ended September 30, 2022 was a $0.1 million gain related to proceeds received from our initial investment in an installation partner. Included in other (expense) / income, net, during the nine months ended September 30, 2021 was a $0.2 million loss on the early extinguishment of the 2017 Facility.

Provision for / (Benefit from) Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Provision for / (benefit from) income taxes	$246	$1,787	(86)%	$472	$(2,864)	(116)%
% of total revenue	—%	1%		—%	(1)%

The provision for income taxes decreased $1.5 million and increased $3.3 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year. Our effective tax rate was 1.3% and 1.2% for the three and nine months ended September 30, 2022, respectively, as compared to 11.8% and (7.3)% for the same periods in the prior year. The decrease in the provision for income taxes for the three months ended September 30, 2022 as compared to the same period in the prior year was primarily due to an increase in the research and development tax credit, while the increase in the provision for income taxes for the nine months ended September 30, 2022 as compared to the same period in the prior year was primarily due to decreased tax windfall benefits from employee stock-based payment transactions.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% of our revenue, net of intersegment eliminations, for each of the three and nine months ended September 30, 2022, as compared to 94% and 95% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,353 employees as of September 30, 2021 to 1,540 employees as of September 30, 2022 and increased from 1,447 employees as of June 30, 2022. Our Other segment increased from 129 employees as of September 30, 2021 to 159 employees as of September 30, 2022, which was consistent with the number of employees as of June 30, 2022. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended September 30,
	2022			2021
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$122,555	$82,300	$102,315	$109,170	$73,310	$85,606
Other	10,571	1,876	12,041	8,889	2,445	7,370
Intersegment Alarm.com	—	(1,059)	(120)	—	(847)	(120)
Intersegment Other	—	(105)	—	—	(643)	—
Total	$133,126	$83,012	$114,236	$118,059	$74,265	$92,856

	Nine Months Ended September 30,
	2022			2021
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$357,031	$245,679	$301,049	$315,329	$212,194	$257,070
Other	28,795	6,834	34,157	23,299	7,368	22,580
Intersegment Alarm.com	—	(3,302)	(360)	—	(2,531)	(296)
Intersegment Other	—	(617)	—	—	(1,980)	—
Total	$385,826	$248,594	$334,846	$338,628	$215,051	$279,354

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $6.5 million and $20.5 million for the three and nine months ended September 30, 2022, respectively, as compared to $7.9 million and $24.9 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2022 and 2021.

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

Significant estimates and assumptions in valuing intangible assets include estimates about future expected cash flows, discount rates and obsolescence factors related to acquired developed technology.

We did not make any material changes to the underlying assumptions used as of the acquisition date to calculate the purchase price of the acquisition of Noonlight during the three months ended September 30, 2022. We do not expect any material changes in the near term to the underlying assumptions used to calculate purchase price of the acquisition of Noonlight during the three months ended September 30, 2022. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our purchase price allocation for the acquisition of Noonlight.

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$621,347	$710,621
Accounts receivable, net	118,833	105,548
Working capital	728,856	788,281

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of September 30, 2022 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents as of September 30, 2022 are held in demand deposit accounts that generate very low returns.

Liquidity and Capital Resources

As of September 30, 2022, we had $621.3 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings.

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

On September 23, 2022, Alarm.com Incorporated acquired 85% of the issued and outstanding shares of capital stock of Noonlight. In consideration for the purchase of 85% of the issued and outstanding shares of capital stock of Noonlight, we paid $31.9 million in cash on September 23, 2022, after deducting $1.5 million related to the settlement of an outstanding loan issued to Noonlight during May of 2022 and $4.9 million related to agreed holdback provisions. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of Noonlight as of the closing date, the purchase price decreased by $0.2 million. The working capital adjustment is expected to be finalized by the first quarter of 2023 and $0.1 million of the holdback is expected to be paid to the stockholders of Noonlight at that time. The remaining amount of the holdback of $4.6 million is expected to be paid to the stockholders of Noonlight by the end of the first quarter of 2024, subject to offset for any indemnification obligations.

On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License agreement between Alarm.com and Vivint executed in November 2013. Vivint notified us it will stop paying license fees to Alarm.com under the agreement. Vivint has paid the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. As a result of Vivint’s refusal to pay license fees under the agreement, beginning with the fourth quarter of 2022, we believe that quarterly cash flows from operating activities will be impacted by approximately $6.0 million, plus additional legal fees.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, eliminated the option to immediately deduct research and development expenditures in the year incurred pursuant to Internal Revenue Code Section 174, or Section 174. As currently in effect, Section 174 requires taxpayers to capitalize and amortize these expenditures over five years for research performed in the U.S. and over 15 years for research performed outside the U.S. While there are ongoing discussions that Congress may defer, modify or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified or repealed. If this provision is not deferred, modified or repealed with retroactive effect to January 1, 2022, we estimate it would significantly increase our cash taxes payable and reduce our cash flow from operating activities in 2022 in the estimated range of $35.0 million to $45.0 million. This estimate is based on the limited information that is currently available and is subject to change. We do not expect the amended provision under Section 174 to impact our tax rate, our results of operations or our Adjusted EBITDA. The actual impact on 2022 cash flow from operating activities will depend on whether and when we make an associated tax payment and if this provision is deferred, modified or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022, among other factors. While the largest impact will be to cash flow from operating activities, the impact would continue over the five-year amortization period, but would decrease over that period and is expected to be immaterial beginning in year six.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final three months of fiscal year 2022, we expect our capital expenditures to be between $1.0 million and $3.0 million, primarily related to the continued build out of our leased and owned office space as well as the purchases of computer software and equipment. Maturities of lease liabilities for our various office, data center and equipment leases are as follows: $3.3 million for the remainder of 2022, $13.3 million in 2023, $12.1 million in 2024, $9.8 million in 2025, $5.5 million in 2026 and $1.1 million in 2027 and thereafter.

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

Material Cash Requirements

As of September 30, 2022, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes and the 2017 Facility was terminated. We recognized an extinguishment loss of $0.2 million in other (expense) / income, net in our condensed consolidated statements of operations during the nine months ended September 30, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. The carrying value of the 2017 Facility was zero as of September 30, 2022 and December 31, 2021.

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

Dividends

We did not declare or pay dividends during the three and nine months ended September 30, 2022 or 2021. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Program

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the three and nine months ended September 30, 2022, we repurchased 5,595 and 840,249 shares of our common stock under this program for $0.4 million and $51.9 million, respectively, which includes applicable commissions and fees. No shares of our common stock were repurchased under this program during the three and nine months ended September 30, 2021.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities	$22,455	$83,194
Cash flows used in investing activities	(62,625)	(13,897)
Cash flows (used in) / from financing activities	(48,475)	377,551

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the nine months ended September 30, 2022, cash flows from operating activities were $22.5 million, compared to $83.2 million for the same period in the prior year. This $60.7 million decrease in cash flows from operating activities was due to a $30.5 million decrease in non-cash and other reconciling items, a $25.7 million decrease in cash from operating assets and liabilities and a $4.5 million decrease in net income.

The $30.5 million decrease in non-cash and other reconciling items was primarily due to a $36.6 million change in deferred income taxes, which was driven by an increase in estimated taxable income pursuant to the capitalization requirements under Section 174 of the Internal Revenue Code during the nine months ended September 30, 2022, as compared to the same period in the prior year. The decrease in non-cash and other reconciling items during the nine months ended September 30, 2022 as compared to the same period in the prior year was also due to a $9.2 million decrease in amortization of the debt discount related to the adoption of ASU 2020-06 for the 2026 Notes. These decreases in non-cash and other reconciling items were partially offset by a $10.7 million increase in stock-based compensation resulting from additional grants of restricted stock units during the nine months ended September 30, 2022 as well as an increase in the changes to the provision for credit losses and reserve for product returns of $3.9 million during the nine months ended September 30, 2022 as compared to the same period in the prior year. The $25.7 million decrease in cash from operating assets and liabilities was primarily due to a $24.4 million change in inventory resulting from an increase in purchased inventory as we seek to reduce risks and uncertainties in our supply chain as well as differences in the timing of disbursements and the collection of receipts during the nine months ended September 30, 2022 as compared to the same period in the prior year.

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

For the nine months ended September 30, 2022, our cash flows used in investing activities was $62.6 million, as compared to $13.9 million for the same period in the prior year. The $48.7 million increase in cash flows used in investing activities was primarily due to the $31.9 million paid to purchase 85% of the issued and outstanding shares of capital stock of Noonlight and the $21.8 million paid for developable land during the nine months ended September 30, 2022, which did not occur during the nine months ended September 30, 2021. The increase in cash flows used in investing activities was partially offset by the $5.0 million used to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners during the nine months ended September 30, 2021, which did not occur during the nine months ended September 30, 2022.

Financing Activities

Cash generated by financing activities includes proceeds from the 2026 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the nine months ended September 30, 2022, cash flows used in financing activities was $48.5 million, compared to cash flows from financing activities of $377.6 million for the same period in the prior year. The $426.0 million decrease in cash flows from financing activities was primarily due to $484.3 million in proceeds from the issuance of the 2026 Notes, net of issuance costs paid during the nine months ended September 30, 2021 that did not occur during nine months ended September 30, 2022. The decrease in cash flows from financing activities was also due to the repurchase of 840,249 shares of our common stock for $51.9 million during the nine months ended September 30, 2022 that did not occur during the same period in the prior year.

These decreases in cash flows from financing activities were partially offset by the repayment of $110.0 million to terminate the 2017 Facility during the nine months ended September 30, 2021 that did not occur during nine months ended September 30, 2022.

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, certain activity within other (expense) / income, net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Net income	$18,110	$13,294	$37,841	$42,334
Adjustments:
Interest expense, interest income and certain activity within other (expense) / income, net	(2,116)	4,003	(1,859)	11,342
Provision for / (benefit from) income taxes	246	1,787	472	(2,864)
Amortization and depreciation expense	7,587	7,467	23,123	22,329
Stock-based compensation expense	13,154	9,418	38,053	27,362
Acquisition-related expense	728	—	728	29
Litigation expense	3,131	1,609	9,536	10,658
Total adjustments	22,730	24,284	70,053	68,856
Adjusted EBITDA	$40,840	$37,578	$107,894	$111,190

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended September 30, 2022.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight. We are currently integrating Noonlight into our internal control over financial reporting and do not expect this integration to materially affect our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to partially work remotely. We continue to follow our previously implemented hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. Both the precautionary measures and return to office plan have not materially impacted our internal control over financial reporting during our fiscal quarter ended September 30, 2022.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. In 2017 and 2019, the U.S. Patent Trial and Appeal Board, or PTAB, issued final written decisions in inter partes reviews finding all or some of the claims in five of the asserted patents unpatentable. These decisions were affirmed on appeal. Discovery closed on October 29, 2021. Vivint has moved for partial summary judgment and Alarm.com has moved for summary judgment; both motions are pending decision. Vivint has also moved to assert previously abandoned claims from two of the patents in a new proceeding. We have opposed the motion. No trial date has been set.

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

Further related to Vivint, on October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License agreement between Alarm.com and Vivint executed in November 2013. Vivint notified us it will stop paying license fees to Alarm.com under the agreement. Vivint has paid the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. There can be no assurance that Alarm.com will be successful in the arbitration proceedings.

As a result of Vivint’s refusal to pay license fees under the agreement, beginning with the fourth quarter of 2022, Alarm.com believes that quarterly SaaS and license revenue and total revenue will be impacted by approximately $6.0 million. Alarm.com also believes that quarterly earnings and cash flow will be impacted by the aforementioned $6.0 million, plus additional legal fees.

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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. ADT answered the second amended complaint on March 22, 2022, asserted defenses based on non-infringement and invalidity of all five asserted patents and counterclaimed for declaratory judgement of invalidity of all five asserted patents. Two of the asserted patents are under inter partes review at the PTAB. On June 17, 2022, the court entered an order staying the case in view of the pending proceedings before the PTAB, with the exception of certain discovery of source code.

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

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:
•Our quarterly results of operations have fluctuated and are likely to continue to fluctuate and may be negatively affected by the COVID-19 pandemic, the precautions we have taken in response to the pandemic and our previously implemented hybrid return to office plan, the disruption to global supply chains and negative Macroeconomic Conditions.
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

After evaluating the public health situation in the United States regarding COVID-19 including revised guidance from public health authorities, the rise in vaccinated individuals, and decline of hospitalizations due to COVID-19 in the nine months ended September 30, 2022, as compared to 2020 and 2021, we have eased some of the temporary precautionary measures intended to help minimize the risk of contracting COVID-19. We continue to follow our previously implemented hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, any precautions taken to minimize the risk of contracting COVID-19 and the continued following of our hybrid return to office plan could negatively impact our marketing efforts, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity, any of which could harm our business. There is no guarantee that our precautions and return to office plan will fully protect our employees or enable us to maintain our productivity and any illnesses linked or alleged to be linked to our employees or service providers, whether accurate or not, could further harm our business. The full extent to which COVID-19 and any measures related thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

Further, as disclosed under “Item 1 – Legal Proceedings,” Vivint, Inc., or Vivint, notified us it will stop paying license fees to Alarm.com under its Patent Cross License agreement with us, which could have a material adverse effect upon our business, financial condition and results of operations and could cause our results of operations to fluctuate. This matter is subject to ongoing arbitration and there can be no assurance that Alarm.com will be successful in these proceedings. Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue growth and changes in Adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measurement, for the three and nine months ended September 30, 2022 and 2021.

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

Our platforms and solutions may contain undetected defects in the software, infrastructure, third-party components or processes. We continue to follow our previously implemented hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. The continued remote workdays and transition back to in-office workdays may make us more vulnerable to cyber-attacks and may create operational or other challenges, any of which could harm our systems or our business. Although we have taken precautionary measures to prepare for these threats and challenges, there is no guarantee that our precautions will fully protect our systems. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. If our platforms or solutions suffer from defects, we could experience harm to our branded reputation, claims by our subscribers or service provider partners or lost revenue during the period required to address the cause of the defects. We have found and may find defects in new, acquired or upgraded solutions, resulting in loss of, or delay in, market acceptance of our platforms and solutions, which could harm our business, financial condition, cash flows or results of operations.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $420.5 million in 2018 to $749.0 million in 2021 and increased from $553.7 million for the nine months ended September 30, 2021 to $634.4 million for the nine months ended September 30, 2022. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 884 as of December 31, 2018 to 1,699 as of September 30, 2022. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, social engineering attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. We continue to follow our previously implemented hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. The continued remote workdays and transition back to in-office workdays may make us more vulnerable to cyber-attacks or other security breaches. Furthermore, cyber-attacks may potentially increase following Russia’s incursion into Ukraine.

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

Any of our service provider partners may choose to offer a product from one of our competitors instead of our platforms and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a Patent Cross License agreement in November 2013 with Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this arrangement, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider partner’s product; however, these monthly fees are less on a per customer basis than fees we receive from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. As disclosed under “Item 1 – Legal Proceedings,” Vivint notified us it will stop paying license fees to Alarm.com under its Patent Cross License agreement with us, which could have a material adverse effect upon our business, financial condition and results of operations. This matter is subject to ongoing arbitration and there can be no assurance that Alarm.com will be successful in these proceedings. Similarly, we entered into a patent license agreement with ADT pursuant to which we granted a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of our master service agreement with ADT. Under the terms of the license, beginning in 2023, ADT will pay us a monthly royalty for each subscriber to its branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not supported on our platforms. We must also work to expand our network of service provider partners to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service provider partners in our markets, there are a finite number of service provider partners that are able to perform the types of technical installations required for our platforms and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service provider partners, our business could be harmed.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platforms and solutions, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. Further, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. These supply chain risks are heightened in the current environment where continuing travel restrictions and shelter-in-place orders as well as limitations on factory capacity, including labor shortages, and delays in shipping times due to the COVID-19 pandemic and geopolitical tensions have and may continue to adversely affect production of and the timing of delivery of components. For example, there is currently a global shortage of semiconductors used in our video, cellular communicator, and other products. Shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for longer lead times and limited availability, but we cannot assure you that our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while reductions in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 60% of our hardware revenue for the nine months ended September 30, 2022 (35%, 19% and 6% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. For example, as of the date of this filing, based on information provided by a subcomponent supplier, we may not receive adequate deliveries in 2022 of a critical semiconductor subcomponent used in the manufacturing of Alarm.com communications modules, which could disrupt the timing and quantity of deliveries of these products to our customers. We are working with the impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. If our suppliers are unable to continue to provide agreed upon supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. For example, on September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc., on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye, and on December 14, 2020, we acquired Shooter Detection Systems, LLC. Additionally, on December 16, 2021, our EnergyHub subsidiary acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. We have also acquired other businesses in the past, including the assets of HiValley Technology Inc. in March 2015, the assets of ObjectVideo, Inc. in January 2017 and Icontrol's Connect and Piper business units in March 2017. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

Our platforms and solutions enable us to collect, manage and store a wide range of data related to our subscribers’ interactive security, intelligent automation, video monitoring, energy management and wellness systems. A valuable component of our platforms and solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our service provider partners, our subscribers and third-party providers. We cannot assure that the data we require for our proprietary data sets will be available from these sources in the future or that the cost of such data will not increase. The United States federal government and various state governments have adopted or proposed limitations on the collection, distribution, storage and use of personal information. Several foreign jurisdictions in which we do business, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that is more rigorous governing data collection and storage than in the United States.

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and significantly impacts businesses’ handling of personal information and privacy policies and procedures. The CCPA, as well as data privacy laws that have been adopted or proposed in other states such as Virginia, Colorado, Connecticut and Utah, may limit our ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with service provider partners and our suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. Specifically, the CCPA may subject us to regulatory fines by the State of California, individual claims, class actions, and increased commercial liabilities. In addition, the California Privacy Rights Act of 2020, or CPRA, was approved by California voters and will be effective as of January 1, 2023. The CPRA will, among other things, amend the CCPA by creating additional privacy rights for California consumers (including employees) and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.

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

Our transition from relying on the EU-U.S. Privacy Shield to adopting, implementing and complying with the new SCCs may slow down our contracting process and increase our legal and compliance costs (including an increase in exposure to substantial fines under EEA data protection laws, increasing requests from our customers for compliance-related product changes, as well as injunctions against processing or transferring personal data from the EEA), which could adversely affect our cash flows and financial condition. SCCs with additional safeguards and obligations put in place by EEA data protection authorities or customers may impose new restrictions on our business and could affect our operations in the EEA.

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

As of September 30, 2022, we had $238.0 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic and geopolitical tensions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

In August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions are effective for tax years beginning after December 31, 2022. We do not currently believe the 15.0% corporate minimum tax or the 1.0% tax on net corporate stock repurchases will have a material impact on our financial condition or results of operations. Current economic and political considerations make additional tax rules in the United States and other applicable jurisdictions subject to significant change, and changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

There is a continued interest within the European Union, Canada and other jurisdictions to apply new taxes on companies participating in the digital economy. Such tax rule changes could materially and adversely affect our cash flows, deferred tax assets and financial results.

Beginning in 2022, the TCJA eliminated the option to immediately deduct research and development expenditures in the year incurred pursuant to Section 174. As currently in effect, Section 174 requires taxpayers to capitalize and amortize these expenditures over five years for research performed in the U.S. and over 15 years for research performed outside the U.S. While there are ongoing discussions that Congress may defer, modify or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified or repealed. If this provision is not deferred, modified or repealed with retroactive effect to January 1, 2022, we estimate it would significantly increase our cash taxes payable and reduce our cash flow from operating activities in 2022 in the estimated range of $35.0 million to $45.0 million. This estimate is based on the limited information that is currently available and is subject to change. We do not expect the amended provision under Section 174 to impact our tax rate, our results of operations or our Adjusted EBITDA. The actual impact on 2022 cash flow from operating activities will depend on whether and when we make an associated tax payment and if this provision is deferred, modified or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022, among other factors. While the largest impact will be to cash flow from operating activities, the impact would continue over the five-year amortization period, but would decrease over that period and is expected to be immaterial beginning in year six.

We may be subject to additional tax liabilities, which would harm our results of operations.

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect and remit such taxes in the future. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting project is a project undertaken by the more than 130 member countries of the expanded Organization for Economic Cooperation and Development Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project is likely to impact all multinational businesses by potentially redefining jurisdictional taxation rights. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 4% and 3% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2022.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 to July 31, 2022	—	$—	—	$48,501,078
August 1 to August 31, 2022	—	—	—	48,501,078
September 1 to September 30, 2022	5,595	65.58	5,595	48,134,158
Total	5,595	$65.58	5,595
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

Alarm.com Holdings, Inc.

Date:	November 8, 2022	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)