Form 10-K
period 2022-12-31
Alarm.com Holdings, Inc.
filed 2023-02-24
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was $1.8 billion, based on a closing price of $61.86 per share of the registrant's common stock as reported on The Nasdaq Global Select Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 17, 2023, there were 49,630,986 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

ALARM.COM HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "objective," "ongoing," "plan," "predict," "project," "potential," "should," "will," "would," or the negative or plural of these words or other comparable terminology intended to identify statements about the future. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known to us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•the impact of the global economic uncertainty and financial market conditions caused by significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine, disruptions to global supply chains, interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions) on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate;
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

Summary of Risks Affecting Our Business

The following summary highlights some of the principal risks you should consider with respect to our business and prospects. This summary is not complete and the risks included in the summary below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in the “Risk Factors” section of this Annual Report on Form 10-K, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock, as well as our other public filings with the Securities and Exchange Commission, or SEC.

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:
•Our quarterly results of operations have fluctuated and are likely to continue to fluctuate and may be negatively affected by the COVID-19 pandemic, the precautions we have taken in response to the pandemic and our previously implemented hybrid return to office plan and negative Macroeconomic Conditions.
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
•Assertions by third parties that we are infringing their intellectual property subject us to costly and time-consuming litigation or expensive licenses that could harm our business and results of operations.
•We depend on our suppliers. The loss of any key supplier or the inability of a key supplier to deliver their products to us on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations.

PART I.

ITEM 1. BUSINESS

Overview

Alarm.com is the leading platform for the intelligently connected property. Our cloud-based platform offers an expansive suite of Internet of Things, or IoT, solutions that address opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solutions include security, video and video analytics, energy management, access control, electric utility grid management, indoor gunshot detection, water management, health and wellness and data-rich emergency response. As of December 31, 2022, 9.1 million homes and businesses around the world depend on our Alarm.com platform or our non-hosted software to intelligently and conveniently secure, automate and manage their properties. In the last year alone, our platforms processed more than 300 billion data points generated by over 100 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Our solutions are delivered through an established network of trusted service providers, who are experts at selling, installing and supporting our solutions. The number of our service provider partners exceeded 11,000 as of December 31, 2022. We primarily generate SaaS and license revenue through our service provider partners, who resell these services and pay us monthly fees. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners have indicated that they typically have three to five year service contracts with residential and commercial property owners who use our solutions. Our service provider partners are free to market and sell our products under their own guidelines at prices to the consumer that they establish independently. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gunshot detection sensors, gateway modules and smart thermostats. We believe that our network of service providers and the length of our service relationships with residential and commercial property owners, combined with our robust SaaS platforms and over 20 years of operating experience, contribute to a compelling business model.

We have experienced significant growth since our company's inception in 2000. We generated total revenue of $842.6 million, $749.0 million and $618.0 million in 2022, 2021 and 2020, respectively. Our SaaS and license revenue was $520.4 million, $460.4 million and $393.3 million in 2022, 2021 and 2020, respectively, representing a compound annual growth rate of 15.0%. We also generated net income attributable to common stockholders of $56.3 million, $52.3 million and $77.9 million in 2022, 2021 and 2020, respectively, as well as Adjusted EBITDA, a non-GAAP metric, of $146.8 million, $142.5 million and $125.3 million in 2022, 2021 and 2020, respectively. See the "Non-GAAP Measures" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA from net income, the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP, for the years ended December 31, 2022, 2021 and 2020.

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

Subscriber Solutions

Interactive Security

Interactive security is the entry point for most of our smart home and business subscribers. Our dedicated, two-way cellular connection between the property and our platforms is designed to be tamper resistant and to meet the high reliability standards for life safety services. Our platform integrates with monitoring stations used by our service providers to monitor the system 24 hours a day, seven days a week, and coordinate emergency response as needed. Subscribers can seamlessly connect to our services to control and monitor their security systems, as well as to IoT devices including door locks, garage doors, thermostats and video cameras, through our family of mobile apps, websites and engagement platforms like voice control through Siri Shortcuts, Amazon Echo and Google Home, wearable devices like the Apple Watch and TV applications such as Apple TV and Amazon Fire TV.

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

◦Smart Arming. Smart arming provides intelligent, automatic system arming and disarming that dynamically adjusts based on activity in the home. Subscribers select periods when they want their system to monitor activity in their property and then either automatically arm or disarm the system. Intelligently automating the security system enhances customer security and drives further user engagement with our smart home systems.

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

The capabilities associated with our video monitoring solution include:

◦Video Analytics. Our video analytics engine provides object classification and object tracking technology that can distinguish between people, vehicles and animals, determine an object's direction of movement and measure the duration of activity. Subscribers can selectively control and manage notifications and assign virtual zones and multi-directional "tripwires" so they can monitor their home or business for highly specific activity. Perimeter Guard can proactively identify and engage would-be intruders before they can threaten physical property.

◦Escalated Events. Our Escalated Events enables monitoring stations to receive and respond to events generated by our suite of video analytics capabilities. For example, our video monitoring solution can detect a person in a customer's backyard or in the parking lot of a business after hours and alert a central monitoring station. A monitoring agent can then access video clips and live feeds to evaluate the situation quickly and dispatch first responders as needed. Escalated Events adds a new layer of proactive security protection for property owners and creates new opportunities and applications for the professional monitoring services provided by our partners.

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

◦Whole Home Water Safety Solution. Our comprehensive whole home water safety solution helps subscribers conserve water and proactively protect their property from a full range of water-related damage. Integrated with Alarm.com’s Smart Water Valve + Meter and Water Dragon devices, our solution can monitor water usage, detect both low- and high-volume leaks, alert the subscriber about conditions that can lead to frozen and burst pipes, intelligently manage humidity levels and notify homeowners if a sump pump fails. The Smart Water Valve + Meter can also automatically shut off the property's water supply when it detects a leak. Water Dragon is an easy-to-install option that clamps onto the main water line and uses ultrasonic technology to detect unexpected water activity.

◦Solar Monitoring Solution. Our integrated solar monitoring solution allows subscribers to track solar panel energy production as well as energy consumption in their property by day, week, month and year. With the Alarm.com mobile app, our subscribers can monitor the property’s solar data alongside security and other energy-saving devices so they can easily leverage intelligent automation capabilities that can help lower power bills and reduce their environmental footprint. As part of a comprehensive smart energy management solution, solar monitoring gives subscribers the information and insights to reduce overall energy consumption and manage a broad ecosystem of automation devices to compensate when solar production is low, such as automatically raising the thermostat setpoint or turning off lights.

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

Alarm.com for Business, our security solution for small and medium businesses that range from single-site to multi-location businesses, combines intelligent intrusion detection, video surveillance, access control and energy management into a single solution through Alarm.com's app and online interfaces. Our solution streamlines business operations, enhances property security and awareness, saves energy and provides insights into employee and customer activity. Additionally, business insights reporting provides actionable intelligence, including open and close trends by location, peak periods of activity and customer traffic and energy savings opportunities. Key benefits of the commercial offering include:

◦Commercial Grade Video Solutions. Connected commercial cameras deeply integrate with the security and access control systems, enabling them to capture video clips of important activity such as personnel entering and exiting a property or secure area or disarming the security system. Video clips are uploaded to our cloud-based platform for secure storage and remote viewing through the web or our mobile app. Subscribers can receive real-time alerts and video clips if the alarm goes off, a door is unlocked, or unexpected activity occurs outside of normal business hours. Our commercial video solution operates with a diverse array of third-party commercial video cameras. Supporting third-party cameras facilitates adoption of our commercial video solution by reducing the barriers to entry for small and medium-sized businesses that want to benefit from our intelligently integrated solutions without the cost of replacing existing installed cameras.

◦Commercial Video Analytics. Business Activity Analytics can help improve and optimize business operations. Commercial subscribers can intelligently monitor customer and employee activity, including occupancy tracking, people counting, queue monitoring, crowd gathering and heat mapping. Real-time notifications and activity reporting can help streamline customer flows, reduce wait times, measure the effectiveness of marketing campaigns and enforce occupancy and social distancing limits. Perimeter Guard enhances our Business Activity Analytics solution with a layer of proactive deterrence against would-be intruders. Perimeter Guard can identify a person and automatically respond with audible alerts and flashing LED lights that inform the person that they are being monitored.

◦Smarter Access Control. Our Smarter Access Control solution streamlines access management and helps solve many of the challenges faced by small business owners with an array of always-on operational tools that can improve property control, security and awareness. From a single web view, subscribers can add and delete users, manage access points and user permissions and define schedules across multiple locations and security partitions. Leveraging advanced algorithms, our Smarter Access Control solution intelligently learns the activity patterns of users and access points for single or multiple property installations, detects unexpected events and alerts the subscriber of the irregular activity. Alarm.com for Business subscribers can also use Smarter Access Control for COVID-19 contact tracing. Expanded search and reporting parameters make it easy for business managers to identify any door, area or floor accessed by an infected employee. Managers can easily search for and identify individuals who may have been exposed, enabling targeted exposure notifications and enhanced risk mitigation.

◦Enterprise Dashboard and Multi-site Management. Commercial subscribers can easily view and manage multiple business locations from a unified enterprise dashboard optimized for the web or mobile app. They can quickly access and customize video feeds to monitor multiple properties, view information from access control and security systems, and monitor property temperature, smart thermostat set points and the temperature of refrigeration units. Sophisticated rules, user permissions and schedules streamline access management across multiple locations and security partitions.

◦Energy Savings. Our smarter thermostats help subscribers reduce energy costs automatically, even if someone forgets to adjust the temperature when they are closing up at the end of the day, generating a return on investment.

◦Proactive Protection for Valuables and Inventory. Unexpected activity alerts provide business owners and managers with the early identification of activity such as unexpected entry after hours, or doors propped open that could cause energy waste or safety concerns, and help business owners quickly respond to problematic situations. Notifications keep business owners in the know about individuals entering or exiting the back office, the supply room, or any other specific rooms or doors. Alarm.com provides a time stamped log of which users armed or disarmed the system or entered the property using their keycard.

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

◦Video Analytics Platform. OpenEye’s video analytics platform is optimized to support the requirements of its large-scale enterprise commercial customers. It can identify people and reduce false motion events caused by background movement and other image noise to provide highly accurate activity detection. Subscribers can create more actionable activity alerts to respond to incidents and quickly find associated video recordings.

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

Shooter Detection Systems expands the platform capabilities we provide to the commercial security market. Our multi-sensor solution provides highly accurate indoor gunshot detection to help alert employees and the public against active shooter threats. The solution uses a dual-mode detection technology that combines acoustic sensors with specialized infrared flash detectors, in tandem with proprietary gunshot detection software algorithms to maximize detection without driving false positives. Gunshot sensors communicate to the Guardian Gateway Software, which provides notification pathways to first responders and building occupants, and enables cloud-based capabilities such as the Guardian situational awareness application that tracks and maps gunshot events.

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

◦Trusted Provider. We have established a reputation and brand as a trusted and reliable technology provider. We respect the privacy of our subscribers and do not sell their data. Our reputation is strengthened through our network of over 11,000 service provider partners, who have significant expertise in the delivery of our SaaS platforms and suite of solutions.

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

◦Market Leader. Alarm.com is a pioneer in the intelligently connected property market. Our platforms currently support millions of residential and commercial subscribers and we have over 11,000 service provider partners who market, sell and support Alarm.com solutions. In 2022, our platforms processed more than 300 billion data points generated by over 100 million connected devices. We believe the combination of the size of our subscriber base, service provider network and the volume of data generated by the integrated devices on our platforms creates a competitive advantage for us.

◦Security Grade, Cloud-Based Architecture. We built our platforms with a cloud-based, multi-tenant architecture that allows for real-time updates and upgrades. Our platforms were purpose-built from the ground up with life safety standards at the core.

◦Highly Scalable Data Analytics Engine. We processed more than 300 billion data points in 2022. As consumer preferences shift towards more proactive, intelligence-based features, we believe that our investments in proprietary analytics, machine learning and artificial intelligence give us a competitive advantage.

◦Trusted Brand. We believe that our leading position in our space is an indicator that we have developed a trusted brand with service providers and consumers for innovative and reliable technology and service. Our iOS and Android mobile apps have each been downloaded millions of times and both apps consistently have impressive user ratings.

◦Commitment to Innovation. We continue to make significant investments in innovative research and development. Our investment has resulted in 712 issued patents as of December 31, 2022 and numerous patent applications pending which we believe can help ensure that our technology remains competitively differentiated and legally protected.

Growth Strategy

We intend to maintain our leadership position by continuing to develop and deploy innovative technologies and by expanding our ecosystem of partners. Our key growth strategies include:

◦Drive SaaS and license revenue growth by expanding the solutions that our service providers deploy. We will continue to focus on helping our service provider partners succeed in driving adoption of our full suite of services. We offer sales and marketing resources to help our service provider partners become more effective in selling our solutions and we will continue to make significant investments to support our service provider network. In addition, we plan to continue to expand our network of service provider partners.

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

◦Expand international presence. We are investing in international expansion because we believe there is a significant global market opportunity for our products and services. Today, our products are currently localized and available in approximately 50 countries outside of North America, including Argentina, Australia, Chile, Colombia, Spain, Sweden, Switzerland, Turkey, the United Kingdom and Uruguay. We intend to continue to grow our number of international subscribers by strengthening our presence in existing markets and expanding to additional markets.

◦Expand into the commercial market segment. We continue to see significant opportunity to expand our products and services into the commercial market, including small and medium businesses, national accounts and enterprises. We intend to leverage many of our existing solutions, including our Alarm.com for Business solution, to provide such businesses with visibility into their key operational activities, keep businesses secure, provide facility access to employees and vendors remotely and manage their energy costs.

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

Cybersecurity

The solutions we provide rely on technology and data, and cybersecurity is a crucial part of our business. We primarily conduct our business in the United States and are expanding internationally in various other countries. Conducting expanded international operations subjects us to additional risks, including our exposure to cyber-attacks. We dedicate substantial resources to the protection of our data, systems and infrastructure. Managing cybersecurity risk is a top priority that we monitor and review regularly with our Board of Directors.

We have implemented and continue to maintain a comprehensive information security program consisting of policies, procedures, and technology designed to maintain the privacy, security and integrity of our data, confidential information, systems and networks. Among other things, the program includes controls designed to limit and monitor access to our systems, networks and data, prevent inappropriate or unauthorized access or modification, and monitor for threats or vulnerability. Additionally, we focus our efforts on education and training for employees, using adaptive multi-factor authentication, emphasizing strong password policies and implementing security controls for contractors. We also have third parties perform penetration tests on IoT devices, customer-facing applications and internal and external cloud environments as well as security assessments of iOS and Android mobile applications.

We maintain a disaster recovery solution and implement enhancements as necessary and also use advanced web application firewalls that enable theft prevention and abuse of credentials and sensitive data.

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

◦Shooter Detection Systems. The Guardian system from Shooter Detection Systems includes proprietary, dual-mode gunshot sensors that are installed inside the subscriber's property to help protect people against active shooter threats. Each gunshot sensor uses a dual-mode detection technology that combines acoustic sensors with specialized infrared flash detectors. Proprietary gunshot detection software algorithms maximize detection and minimize false positives. Gunshot sensors communicate to the Guardian Gateway Software, which provides notification pathways to first responders and building occupants, and enables cloud-based capabilities such as the Guardian situational awareness application that tracks and maps gunshot events.

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

◦Smart Water Valve + Meter and Water Dragon. Our Smart Water Valve + Meter and Water Dragon devices enable Alarm.com’s Whole Home Water Management solution. Both devices can identify low and high-volume water leaks and constantly monitor overall water use and current usage rates in homes and businesses. Deep integration with the

Alarm.com platform leverages intelligence and insights to help reduce the risk of losses from water emergencies, while also improving water conservation efforts. The Smart Water Valve + Meter can automatically shut off the property’s water supply when a leak is detected. Water Dragon is an easy-to-install option that clamps onto the main water line and uses ultrasonic technology to detect unexpected water activity.

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

Service Provider Network

Our trusted service provider partner network is key in driving the adoption of connected home and commercial solutions. Our solutions are sold, installed, and serviced by a network of independent licensed, professional service provider partners. Our channel network currently consists of over 11,000 active service provider partners, including smaller local providers, larger regional providers and national service providers with thousands of employees. We have also seen growth in other areas of our channel network, including new providers in the intelligent automation, HVAC, property management and insurance markets.

We believe this highly trusted, established network is a core strength that enables an efficient and scalable customer acquisition model, allowing us to focus on technology innovation. We also believe that the combination of our solutions and our service provider partners’ expertise is the most effective way to drive mass market adoption of the intelligently connected property.

The traditional security and home automation market is highly fragmented with up to approximately 15,000 security service providers nationally. According to the Barnes Buchanan 2023 Security Alarm Industry Overview and Update report, the top 5 dealers represented approximately 35% of all industry recurring monthly revenue in 2022. The distribution of revenue among our service provider partners is reflective of the industry overall. ADT LLC represented greater than 15% but not more than 20% of our revenue in each of 2020, 2021 and 2022.

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

Our Competition

The market in which we participate for connected property solutions is fragmented, highly competitive and constantly evolving. We expect competition to continue from existing competitors as well as potential new market entrants in the interactive security, video monitoring, intelligent automation and energy management markets. Our current competitors include providers of other technology platforms for the connected property with interactive security, including Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), Avigilon Corporation, Brivo Inc., Digital Monitoring Products Inc., Eagle Eye Networks Inc., Honeywell International Inc., Resideo Technologies Inc., SecureNet Technologies, LLC, Telular Corporation (acquired by AMETEK, Inc.), United Technologies Corporation, and Verkada Inc., which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers and may also be sold through our partners, including companies like Abode Systems, Inc., Arlo Technologies, Inc., Cove Smart, LLC, Scout Security, Inc. and SimpliSafe, Inc. In addition, our service provider partners compete with security solutions sold directly to subscribers, as well as managed service providers, such as cable television, telephone and broadband companies like Comcast Cable Communications, LLC and Rogers Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. and Wyze Labs, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories, including video cameras and doorbells, to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large and small technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

As of December 31, 2022, we owned 666 issued United States utility patents, one issued United States design patent, 10 issued Canadian patents, 24 issued Australian patents, among others, and these patents are scheduled to expire between 2024 and 2041. We continue to broaden our intellectual property portfolio and file patent applications and as of December 31, 2022, we had 268 pending utility patent applications and 41 pending provisional patent applications filed in the United States. We also had three pending international patent applications and 234 international patent applications pending under the Patent Cooperation Treaty. The claims for which we have sought patent protection apply to both our platforms and solutions. Our patent and patent applications generally apply to the features and functions of our platforms, and solutions and the applications associated with our platforms. We also have, and may be required to seek, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software.

We also rely on several registered and unregistered trademarks to protect our brand. We have 34 registered trademarks in the United States, including Alarm.com and the Alarm.com logo and design, 12 registered trademarks in Canada, seven in the United Kingdom and six in the European Union, among others.

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

Environmental, Social and Corporate Governance Matters

Environmental

To operate long-term, we need to ensure that our local communities and the natural environment are thriving. To help meet these goals we intend to continue promoting, providing and investing in the further development of solutions that can help reduce energy waste and facilitate water conservation. These include demand response programs, smart thermostats, energy management solutions, solar monitoring solutions, Smart Water Valve + Meter device and advanced functionality within the Alarm.com app.

Our demand response programs manage over 900,000 connected devices for more than 60 energy utilities in North America. These programs support energy utilities as they pursue aggressive clean energy goals.

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

Our Smart Water Valve + Meter device is part of a comprehensive water management solution. Two on-board flow sensors monitor water usage to facilitate water conservation behavior. The device can also detect burst pipes, major leaks, and wasteful slow persistent drips, and can respond by informing the property owners of opportunities to reduce water waste, or as needed, by automatically shutting off the water supply to quickly protect properties from damage.

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

Our Sustainability Team is focused on integrating sustainability throughout our organization. Through the efforts of the Sustainability Team and others throughout our organization, we have improved the packaging for some of our hardware by switching to recyclable materials and eliminating polyethylene bags from our user guides. We have also replaced many of our paper manuals with online guides. The Sustainability Team has also promoted community events to help increase awareness about sustainability and the environment, including tree planting and park cleanup events.

Social

We are committed to providing an equal opportunity for all employees regardless of race, gender, sexual orientation, religion or other differences. We want every employee to feel valued, respected and heard. We believe that recruiting from the widest available talent pool, and then facilitating collaboration among people of all experiences and backgrounds enhances our ability to innovate. In order to further support our talent development efforts, we identified Diversity Ambassadors to foster communication regarding diversity and inclusion initiatives, and to drive initiatives and trainings that improve our overall team performance via better collaboration while also increasing understanding amongst our diverse cultures. We continue to promote our Women in Tech group, aimed to empower women to grow their technical expertise and leadership in science, engineering and technology at Alarm.com. We also developed an Apprenticeship Program to help break down traditional barriers to entry into the technology industry that provides hands on training that can be applied in the real world.

We continue to prioritize the health and safety of our employees. We partner with a company that helps support mental health in the workplace through trainings and information sessions. We also provide additional healthcare benefits to employees, making it safer and more convenient to get the care they need remotely. In addition to primary care, these additional remote healthcare benefits include physical therapy, mental health services and health coaching. We also provide free access to an app that promotes wellness through meditation and provides employees with hundreds of guided exercises for meditation, sleep, focus and movement. We also partnered with a company that provides various family care benefits, including access to a self-service, searchable database of providers for family care needs, including care for children, adult dependents, pets and tutoring.

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

Our Human Capital Resources

As of December 31, 2022, we had 1,733 full-time employees, including 511 in sales and marketing, 1,004 in research and development and 218 in a general and administrative capacity. As of December 31, 2022, we had 1,563 employees in our Alarm.com segment and 170 employees in our Other segment. We also engage consultants and temporary employees from time to time. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

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

•the portion of our revenue attributable to SaaS and license versus hardware and other sales;

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

Further, as disclosed under “Item 3 – Legal Proceedings,” Vivint, Inc., or Vivint, has stopped paying license fees to Alarm.com under its Patent Cross License Agreement with us, which is having a material adverse effect upon our business, financial condition and results of operations and is causing our results of operations to fluctuate. This matter is subject to ongoing arbitration and there can be no assurance that Alarm.com will be successful in these proceedings. Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Annual Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in Adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the years ended December 31, 2022, 2021 and 2020.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platforms and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platforms and solutions. Negative Macroeconomic Conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, inflation, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical tensions, the availability and cost of credit, rising interest rates and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad.

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

The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities have previously taken and may in the future take certain emergency measures to combat the spread of COVID-19 and its variants, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. These emergency measures remain in place to varying degrees. It remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. To date, the COVID-19 pandemic has, and it may continue to, disrupt our hardware supply chain, including limited inventory availability, increased lead times, and shipping delays, as well as cause disruptions to and restrictions on our service providers’ ability to travel and to meet with residential and commercial property owners who use our solutions, cancellations or postponement of certain events, or temporary closures of our facilities or the facilities of our service providers or suppliers. Further, given increased lead times and other global supply chain challenges, our service providers may be unable to source other hardware required for installation, such as security control panels and related peripherals, which could result in reduced demand for our products and services. See “We depend on our suppliers. The loss of any key supplier or the inability of a key supplier to deliver their products to us on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations.” below. The COVID-19 pandemic has also resulted in significant volatility in global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty may also negatively impact pricing for our platform or cause customers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our revenue, cash flows, results of operations and financial condition. The increased uncertainty and volatility in global markets may also negatively impact our growth opportunities whether organically or through acquisitions. Because our service provider partners have indicated that they typically have three- to five-year service contracts with residential and commercial property owners who use our solutions, any such adverse effects may not be fully reflected in our results of operation until future periods.

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

The ultimate impact to our results will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to continue to effect a widespread roll-out of the available vaccines or otherwise contain COVID-19 or treat its impact, including the impact of any re-opening plans, additional closures and spikes or surges in COVID-19 infection, the emergence and severity of COVID-19 variants and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. Accordingly, these potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section, which may materially and adversely affect our business and results of operations.

Our precautions taken due to the COVID-19 pandemic and easing of those precautions could harm our business.

After evaluating the public health situation in the United States regarding COVID-19 including revised guidance from public health authorities, the rise in vaccinated individuals, and decline of hospitalizations due to COVID-19 during the year ended December 31, 2022, as compared to 2020 and 2021, we have eased some of the temporary precautionary measures intended to help minimize the risk of contracting COVID-19. We continue to follow our previously implemented hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, any precautions taken to minimize the risk of contracting COVID-19 and the continued following of our hybrid return to office plan could negatively impact our marketing efforts, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity, any of which could harm our business. There is no guarantee that our precautions and return to office plan will fully protect our employees or enable us to maintain our productivity and any illnesses linked or alleged to be linked to our employees or service providers, whether accurate or not, could further harm our business. The full extent to which COVID-19 and any measures related thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

For example, in February 2022 Russia initiated military action against Ukraine. In response, the U.S. and certain other countries imposed sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, the movement of refugees, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the full impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $502.4 million in 2019 to $842.6 million in 2022. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,160 as of December 31, 2019 to 1,733 as of December 31, 2022. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome, including an adverse litigation judgment or settlement, could expose us to monetary damages or limit our ability to operate our business, resulting in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time, including claims directly against us or claims against certain of our service provider partners that we have agreed to indemnify. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging that our technology directly and indirectly infringes six patents purchased by Vivint. On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. On July 28, 2021, Causam filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in court. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding each of these matters and the other legal proceedings we are involved in. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business operates in a regulated industry.

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Our advertising and sales practices and that of our U.S. service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, we have in the past incurred costs to settle alleged violations of the Telephone Consumer Protection Act, or TCPA, and no assurance can be given that we will not be exposed to future liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. State-level privacy and data security laws in California and various other U.S. states regulate our, and our service provider partners’, use, collection, and disclosure of subscribers’ personal information. A number of proposed privacy bills in other U.S. states could place restrictions on how we and our service provider partners use personal information and market to consumers in those states. Other laws and regulations, including consumer protection laws, laws and regulations governing advertising and sales practices, as well as privacy and data security laws and regulations apply in the other countries in which we operate. See “Evolving government and industry regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition” below. Furthermore, the SEC proposed expansive rules requiring public companies to disclose information about the material impact of climate change on their business, as well as information about companies’ governance, risk management and strategy related to climate risk. The SEC has also proposed rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance and cybersecurity incident reporting by public companies. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

Our current competitors include providers of other technology platforms for the connected property with interactive security, including Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), Avigilon Corporation, Brivo Inc., Digital Monitoring Products Inc., Eagle Eye Networks Inc., Honeywell International Inc., Resideo Technologies Inc., SecureNet Technologies, LLC, Telular Corporation (acquired by AMETEK, Inc.), United Technologies Corporation, and Verkada Inc., which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers and may also be sold through our partners, including companies like Abode Systems, Inc., Arlo Technologies, Inc., Cove Smart, LLC, Scout Security, Inc. and SimpliSafe, Inc. In addition, our service provider partners compete with security solutions sold directly to subscribers, as well as managed service providers, such as cable television, telephone and broadband companies like Comcast Cable Communications, LLC and Rogers Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. and Wyze Labs, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories, including video cameras and doorbells, to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large and small technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

In order for us to maintain our current revenue sources and grow our revenues, we must effectively manage and grow relationships with our service provider partners. Recruiting and retaining qualified service provider partners and training them in our technology and solutions requires significant time and resources and has been made more challenging by the shelter-in-place orders and travel restrictions which were, and may from time to time be, implemented in many locations to combat the COVID-19 pandemic. If we fail to maintain our relationships with existing service provider partners or develop relationships with new service provider partners, our revenue and operating results would be adversely affected. In addition, to execute on our strategy to expand our sales internationally, we must develop, manage and grow relationships with service provider partners that sell into these markets.

Any of our service provider partners may choose to offer a product from one of our competitors instead of our platforms and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a Patent Cross License Agreement in November 2013 with Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this arrangement, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider partner’s product; however, these monthly fees are less on a per customer basis than fees we receive from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. As disclosed under “Item 3 – Legal Proceedings,” Vivint has stopped paying license fees to Alarm.com under its Patent Cross License Agreement with us, which is having a material adverse effect upon our business, financial condition and results of operations. This matter is subject to ongoing arbitration and there can be no assurance that Alarm.com will be successful in these proceedings. Similarly, we entered into a patent license agreement with ADT pursuant to which we granted a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of our master service agreement with ADT. Under the terms of the license, beginning in 2023, ADT will pay us a monthly royalty for each subscriber to its branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not supported on our platforms. We must also work to expand our network of service provider partners to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service provider partners in our markets, there are a finite number of service provider partners that are able to perform the types of technical installations required for our platforms and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service provider partners, our business could be harmed.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of over 11,000 service provider partners as of December 31, 2022 to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2022, 2021 and 2020, our 10 largest revenue service provider partners or distributors accounted for 49%, 47% and 48% of our revenue, respectively. ADT LLC, or ADT, represented greater than 15% but not more than 20% of our revenue in 2022, 2021 and 2020. ADT also represented more than 10% of accounts receivable as of December 31, 2022.

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

In March 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper business, which we refer to in this report as the Acquisition. Historically, ADT has accounted for, and continues to account for, substantially all of the revenue of the Connect business unit. In connection with the Acquisition we amended our MSA with ADT to cover services provided with respect to the non-hosted software platform, or Software platform. We cannot assure you that ADT will use the Software platform for its new customers or keep existing customers on the Software platform. In addition, even if ADT continues to use the Software platform, we cannot assure you that the revenue from ADT or new accounts added by ADT will reach or exceed historical levels of revenue for the Connect business unit in any future period. Any negative developments in ADT’s business, or any significant decrease in revenue from or loss of ADT as a customer could materially and adversely harm our business, financial condition, cash flows and results of operations.

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

We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks, or may discontinue or sunset older wireless networks as new technology evolves. For example, certain cellular carriers have shut down their 3G and CDMA wireless networks in 2022 which required our subscribers to upgrade to alternative and potentially more expensive technologies. See “The technology we employ may become obsolete and we may need to incur significant capital expenditures to update our technology” below. Further, wireless carriers from time to time suffer service outages which range from local to national in scale during which security control panels may be unable to transmit life safety signals to emergency responders. Any such wireless carrier service disruptions could materially and adversely impact our ability to provide services to our service provider partners and subscribers and result in significant costs, which could materially and adversely impact our business, results of operations and reputation. In addition, product changes by wireless carriers, price increases or changes to existing contract terms or termination of our agreements could also have a material and adverse impact on our business, financial condition, cash flows and results of operations.

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

Our industry is characterized by rapid technological innovation. Our platforms and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology, cellular networks or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies. For example, certain cellular carriers shut down their 3G and CDMA wireless networks in 2022. We worked with our service providers to convert or upgrade the equipment of end user accounts reliant upon 3G or CDMA networks, and we incurred costs and may continue to incur costs related to the 3G and CDMA network shutdown. If our service providers are not able to convert or upgrade the equipment of their customers who are currently using 3G or CDMA network technology, then those accounts may be terminated with us or we may not be able to bill for such accounts when such networks are no longer available which could adversely affect our business, financial condition, cash flows and results of operations.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the COVID-19 pandemic and Macroeconomic Conditions have recently in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you that our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 60% of our hardware revenue for the year ended December 31, 2022 (35%, 19% and 6% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. We are working with any impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. If our suppliers are unable to continue to provide agreed upon supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The nature of the solutions we provide, including our interactive security solutions, and new technologies and companies we may acquire, potentially exposes us to greater risks of liability for data privacy and security, employee acts or omissions, or technology or system failure than may be inherent in other businesses. Substantially all of our service provider partner agreements contain provisions limiting our liability to service provider partners and our subscribers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot assure you that these limitations will be enforced, and the costs of such litigation could have a material adverse effect on us. Moreover, in the event of any regulatory investigations or actions against us related to these matters, we could be subject to additional risks and liabilities, including significant fines by U.S. federal and state authorities, foreign data privacy authorities in the EU, Canada, and other countries, in addition to the costs of such investigations, all of which could have a material adverse effect on us. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.

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

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and significantly impacts businesses’ handling of personal information and privacy policies and procedures. The CCPA, as well as data privacy laws that have been adopted or proposed in other states such as Virginia, Colorado, Connecticut and Utah, may limit our ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with service provider partners and our suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. Specifically, the CCPA may subject us to regulatory fines by the State of California, individual claims, class actions, and increased commercial liabilities. In addition, the California Privacy Rights Act of 2020, or CPRA, was approved by California voters and became effective as of January 1, 2023. The CPRA, among other things, amended the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities. The CPRA also extended the CCPA’s scope to include employees’ and business contacts’ personal information, which may increase our compliance costs, legal costs and other costs of doing business.

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

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. On November 30, 2018, we amended the 2017 Facility to incorporate the parameters that must be met for us to repurchase our outstanding common stock under the stock repurchase program authorized by our board of directors on November 29, 2018. On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our 2017 Facility and also used some of the proceeds to pay accrued interest, fees and expenses related to the 2017 Facility. We terminated the 2017 Facility effective January 20, 2021. We currently intend to invest a portion of the proceeds in a portfolio of securities and other investments and although we plan to follow an established investment policy and seek to minimize the credit risk associated with investments by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value, become impaired or suffer from illiquidity.

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

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. For example, on January 20, 2021, we issued the 2026 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We may require additional capital to respond to the significant uncertainty arising from the Macroeconomic Conditions and we may not be able to timely secure additional debt or equity financing on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited. See “Risks Related to our Outstanding Convertible Senior Notes” below for further details on risks related to the 2026 Notes.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2022, we had $230.6 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic and geopolitical tensions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

Legislative changes in the U.S. and other countries could increase our tax liability and adversely affect our after-tax profitability. For example, in August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions are effective for tax years beginning after December 31, 2022. We do not currently believe the 15.0% corporate minimum tax or the 1.0% tax on net corporate stock repurchases will have a material impact on our financial condition or results of operations. Current economic and political considerations make additional tax rules in the United States and other applicable jurisdictions subject to significant change, and changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

In addition, there is a continued interest within the European Union, Canada and other jurisdictions to apply new taxes on companies participating in the digital economy. Such tax rule changes could materially and adversely affect our cash flows, deferred tax assets and financial results.

We may be subject to additional tax liabilities, which would harm our results of operations.

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect and remit such taxes in the future. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting project is a project undertaken by the more than 130 member countries of the expanded Organization for Economic Cooperation and Development, or OECD, Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." Furthermore, the OECD, announced a consensus around further changes in traditional international tax principles to address, among other things, perceived challenges presented by global digital commerce, or Pillar One, and the perceived need for a minimum global effective tax rate of 15%, or Pillar Two. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least $790.0 million, which would go into effect in 2024. The breadth of this project is likely to impact all multinational businesses by potentially redefining jurisdictional taxation rights. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

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

We anticipate that our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 4%, 3% and 3% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

Assertions by third parties that we are infringing their intellectual property subject us to costly and time-consuming litigation or expensive licenses that could harm our business and results of operations.

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

We are obligated to develop and maintain a system of effective internal control over financial reporting. These internal controls may be determined to be not effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

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

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Failure to remediate any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Further related to Vivint, on October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint has stopped paying license fees to Alarm.com under the agreement. Vivint has paid the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. There can be no assurance that Alarm.com will be successful in the arbitration proceedings. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, SaaS and license revenue and total revenue will decrease by approximately $6.0 million on a quarterly basis. We also believe that quarterly earnings and cash flow will be impacted by the aforementioned $6.0 million estimate, plus additional legal fees.

We also filed a lawsuit against Vivint on January 4, 2023 in U.S. District Court, Eastern District of Texas, alleging that Vivint infringes 15 of our patents. The case is docketed as No. 2:23-CV-0004-JRG-RSP (E.D. Tex.). We are seeking compensatory and enhanced damages, a permanent injunction and other relief. Vivint’s response to the complaint is due February 27, 2023.

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

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. On February 16, 2023, the ITC issued a final decision in favor of Alarm.com and EnergyHub. Causam has until April 17, 2023 to file an appeal of the decision in federal court.

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

Further, on November 4, 2022 and January 13, 2023, IOT Innovations LLC sued our service provider Monitronics International, Inc. d/b/a Brinks in U.S. District Court, Eastern District of Texas, alleging patent infringement of certain products and services sold by Monitronics. Monitronics filed a Motion to Dismiss the first-filed case on January 24, 2023. The cases are in the preliminary stages and the extent of Alarm.com’s indemnify obligations to Monitronics has not yet been determined, however should IOT Innovations prevail on the claims that one or more elements of Monitronics’ products or services infringe, we could be required to indemnify Monitronics for damages in the form of a reasonable royalty or Monitronics could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The Nasdaq Global Select Market on June 26, 2015 and trades under the symbol “ALRM.” Prior to June 26, 2015, there was no public market for our common stock. On February 17, 2023, the closing price of our common stock on The Nasdaq Global Select Market was $53.06 per share.

Holders

As of February 17, 2023, there were 21 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

The following graph shows a comparison for the period from December 31, 2017 through December 31, 2022 of the cumulative total return for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) Standard & Poor's 500 Index, or S&P 500 Index, assuming an initial investment of $100 on the last trading day for the fiscal year ended December 31, 2017 and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

$300
$250
$200
$150
$100
$50
Dec 31, 2017
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
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

Use of Proceeds

None.

Issuer Purchases of Equity Securities

During the year ended December 31, 2022, we repurchased 1,385,592 shares of our common stock under our stock repurchase program for $78.8 million, which includes applicable commissions and fees. The following table contains information relating to the repurchases of our common stock made by us in the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 to October 31, 2022	—	$—	—	$48,134,158
November 1 to November 30, 2022	251,158	48.88	251,158	35,858,629
December 1 to December 31, 2022	294,185	49.97	294,185	21,156,853
Total	545,343	$49.47	545,343
_______________
(1)On December 3, 2020, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions, block trades, tender offers and by any combination of the foregoing, in accordance with federal securities laws, during the three-year period ending December 3, 2023. On February 15, 2023, our board of directors authorized, to be effective on February 23, 2023, the cancellation of the balance under the stock repurchase program ending December 3, 2023 and also authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025.

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

Overview

Alarm.com is the leading platform for the intelligently connected property. Our cloud-based platform offers an expansive suite of IoT solutions that address opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solutions include security, video and video analytics, energy management, access control, electric utility grid management, indoor gunshot detection, water management, health and wellness and data-rich emergency response. As of December 31, 2022, 9.1 million homes and businesses around the world depend on our Alarm.com platform or our non-hosted software to intelligently and conveniently secure, automate and manage their properties. In the last year alone, our platforms processed more than 300 billion data points generated by over 100 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Our solutions are delivered through an established network of trusted service providers, who are experts at selling, installing and supporting our solutions. The number of our service provider partners exceeded 11,000 as of December 31, 2022. We primarily generate SaaS and license revenue through our service provider partners, who resell these services and pay us monthly fees. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gunshot detection sensors, gateway modules and smart thermostats. We believe that our network of service providers and the length of our service relationships with residential and commercial property owners, combined with our robust SaaS platforms and over 20 years of operating experience, contribute to a compelling business model.

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

Executive Overview and Highlights of 2022 and 2021 Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 62%, 61% and 64% of our revenue in 2022, 2021 and 2020, respectively.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 3%, 4% and 6% of our revenue in 2022, 2021 and 2020, respectively.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 38%, 39% and 36% of our revenue in 2022, 2021 and 2020, respectively. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Annual Report include:

•SaaS and license revenue increased 13% to $520.4 million in 2022 from $460.4 million in 2021. SaaS and license revenue increased 17% to $460.4 million in 2021 from $393.3 million in 2020. Software license revenue decreased to $26.8 million in 2022 from $32.3 million in 2021.

•Total revenue increased 12% to $842.6 million in 2022 from $749.0 million in 2021. Total revenue increased 21% to $749.0 million in 2021 from $618.0 million in 2020.

•Net income increased 9% to $55.6 million in 2022 from $51.2 million in 2021. Net income decreased 33% to $51.2 million in 2021 from $76.7 million in 2020. Net income attributable to common stockholders increased 8% to $56.3 million in 2022 from $52.3 million in 2021. Net income attributable to common stockholders decreased 33% to $52.3 million in 2021 from $77.9 million in 2020.

•Adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $146.8 million in 2022 from $142.5 million in 2021. Adjusted EBITDA increased to $142.5 million in 2021 from $125.3 million in 2020.

Please see Non-GAAP Measures below in this section of this Annual Report for a discussion of the limitations of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP measure, for the years ended December 31, 2022, 2021 and 2020.

Historical Trends within the Financial Results

Information about current period and prior period acquisitions that may affect the comparability of our historical financial information is included in Item 1. Business – Governance – Corporate Information. Information about the 2026 Notes issued in January 2021 and the related interest expense, the adoption of ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," and the elimination of non-cash interest expense related to the amortization of the debt discount associated with the equity component for the 2026 Notes as well as increases in costs for freight shipments and inventory component costs, which may affect the comparability of historical financial information, is disclosed in the Comparison of Years Ended December 31, 2022 to December 31, 2021 section below within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Geographic Areas

We believe there is significant opportunity to expand our international business, as 4% of our total revenue during the year ended December 31, 2022 originated from customers located outside of North America. Our products are currently localized and available in approximately 50 countries outside of North America.

Recent Developments

On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint, Inc., or Vivint, executed in November 2013. Vivint has stopped paying license fees to Alarm.com under the agreement. Vivint has paid the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, SaaS and license revenue and total revenue will decrease by approximately $6.0 million on a quarterly basis. We also believe that quarterly earnings and cash flow will be impacted by the aforementioned $6.0 million estimate, plus additional legal fees.

In December 2022, we paid $5.1 million in cash to a technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of December 31, 2022, our investment in the technology partner supplier was $5.1 million.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. In particular, the COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions on our service providers’ ability to meet with residential and commercial property owners who use our solutions. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions including, the path of the COVID-19 pandemic, the evolution of COVID-19 variants or the emergence of other public health crises. In response to the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to partially work remotely. After evaluating the public health situation in the United States regarding COVID-19, including revised guidance from public health authorities, the rise in vaccinated individuals, and decline of hospitalizations due to COVID-19 in the year ended December 31, 2022, as compared to 2020 and 2021, we continue to follow our previously implemented hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. Prolonged uncertainty with respect to Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
SaaS and license revenue	$520,377	$460,372	$393,257
Adjusted EBITDA	146,848	142,472	125,257
SaaS and license revenue renewal rate	94%	94%	94%

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

We record interest expense primarily related to our debt facility and the 2026 Notes. We exclude interest expense in calculating Adjusted EBITDA because we believe that the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other (expense) / income, net including gains, losses or impairments on investments and other assets as well as losses on the early extinguishment of debt, when applicable, from Adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for / (benefit from) income taxes from Adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

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

Adjusted EBITDA is a key measure that our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the years ended December 31, 2022, 2021 and 2020.

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

Adoption of Recent Accounting Pronouncements

On August 5, 2020, the FASB issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance eliminates two of the three models in Subtopic 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The amendment in this update is effective for fiscal years beginning after December 15, 2021.

We adopted ASU 2020-06 effective January 1, 2022, using a modified retrospective adoption method, which required us to record the initial effect of this guidance as a cumulative-effect adjustment to retained earnings on January 1, 2022. Upon adoption of ASU 2020-06, we recombined the liability and equity components of the convertible senior notes assuming that the instrument was accounted for as only a liability from inception to the date of adoption. We also recombined the liability and equity components of the debt issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the convertible senior notes and are amortized to interest expense using the effective interest method over the contractual term of the convertible senior notes. We also removed the temporary difference between the book and tax treatment of the debt discount and adjusted the temporary difference between the book and tax treatment of the debt issuance costs of the 2026 Notes. The adoption resulted in the recording of the following increases / (decreases) on our consolidated balance sheets (in thousands):

Balance Sheet Caption	As of January 1, 2022
Deferred tax assets	$15,356
Additional paid-in capital	(56,515)
Convertible senior notes, net	61,899
Retained earnings	9,972

Our net income attributable to common stockholders increased $2.0 million and $8.1 million during the three and twelve months ended December 31, 2022, respectively, as a result of adopting ASU 2020-06 due to no longer recording non-cash interest expense related to the amortization of the debt discount associated with the previous equity component of the convertible senior notes. Upon adoption of this guidance on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the convertible senior notes on net income per share, which required us to increase our diluted weighted average common shares outstanding by 3,396,950 shares for the three and twelve months ended December 31, 2022. The impact of ASU 2020-06 on net income attributable to common stockholders and weighted average diluted shares resulted in an increase to basic net income attributable to common stockholders of $0.04 and $0.16 per share and an increase to diluted net income attributable to common stockholders of $0.03 and $0.13 per share during the three and twelve months ended December 31, 2022, respectively. See Note 16 to our consolidated financial statements for details on the components of basic and diluted earnings per share.

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

On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint has stopped paying license fees to Alarm.com under the agreement. Vivint has paid the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, SaaS and license revenue and total revenue will decrease by approximately $6.0 million on a quarterly basis. We also believe that quarterly earnings and cash flow will be impacted by the aforementioned $6.0 million estimate, plus additional legal fees.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

Our costs of hardware revenue increased during the second half of 2021 primarily due to an increase in costs for freight shipments, including expedited shipping costs, as well as an increase in inventory component costs. We currently expect our hardware revenue margins in 2023 to approximate the hardware revenue margins experienced during the third and fourth quarters of 2022 as opposed to the hardware revenue margins experienced during the fourth quarter of 2021 and first quarter of 2022 as a result of price increases we have implemented on some of our products during the first six months of 2022 to cover some of our increases in costs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,500 employees as of January 1, 2022 to 1,733 employees as of December 31, 2022, and we expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 476 as of January 1, 2022 to 511 as of December 31, 2022. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 187 as of January 1, 2022 to 218 as of December 31, 2022. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property as well as additional legal fees related to the dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 837 as of January 1, 2022 to 1,004 as of December 31, 2022. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Expense

We record interest expense associated with our 2026 Notes and our 2017 Facility, which was terminated in January 2021. Interest expense in 2023 is expected to remain relatively consistent with the interest expense in 2022 and is expected to decrease as compared to 2021, due to the adoption of ASU 2020-06 as of January 1, 2022, which eliminated the non-cash interest expense related to the amortization of the debt discount associated with the equity component for 2026 Notes issued on January 20, 2021. There was no impact to our liquidity or cash flows as a result of the adopting this guidance.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, our notes receivable and our restricted cash. Interest income in 2023 will depend, in part, on our use of cash and fluctuations in interest rates.

Other (Expense) / Income, Net

Other (expense) / income, net primarily consists of non-operating and miscellaneous expense and income.

Provision for / (Benefit from) Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rates were below the 21.0% statutory rate primarily due to research and development tax credits claimed, foreign derived intangible income deductions and tax windfall benefits from employee stock-based payment transactions, partially offset by the impact of nondeductible expenses, foreign withholding taxes and state taxes. We recognize excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our selected consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

Consolidated Statements of Operations
	Year Ended December 31,
	2022		2021		2020
	$	%	$	%	$	%
Revenue:
SaaS and license revenue	$520,377	62%	$460,372	61%	$393,257	64%
Hardware and other revenue	322,182	38	288,597	39	224,746	36
Total revenue	842,559	100	748,969	100	618,003	100
Cost of revenue(1):
Cost of SaaS and license revenue	73,897	9	66,758	9	53,539	9
Cost of hardware and other revenue	268,684	32	239,141	32	173,889	28
Total cost of revenue	342,581	41	305,899	41	227,428	37
Operating expenses:
Sales and marketing (2)	92,748	11	86,664	11	75,967	12
General and administrative (2)	106,688	13	87,406	12	78,643	13
Research and development (2)	218,635	26	177,713	24	152,147	25
Amortization and depreciation	30,870	3	29,715	4	27,520	4
Total operating expenses	448,941	53	381,498	51	334,277	54
Operating income	51,037	6	61,572	8	56,298	9
Interest expense	(3,144)	—	(15,956)	(2)	(2,596)	—
Interest income	8,759	1	587	—	870	—
Other (expense) / income, net	(59)	—	(134)	—	25,588	4
Income before income taxes	56,593	7	46,069	6	80,160	13
Provision for / (benefit from) income taxes	962	—	(5,106)	(1)	3,500	1
Net income	$55,631	7%	$51,175	7%	$76,660	12%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense data:
Sales and marketing	$4,342	$4,432	$3,025
General and administrative	15,037	9,941	7,996
Research and development	33,275	24,321	18,155
Total stock-based compensation expense	$52,654	$38,694	$29,176

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	15%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	83%	83%	77%
Total cost of revenue as a percentage of total revenue	41%	41%	37%

Comparison of Years Ended December 31, 2022 to December 31, 2021

The following tables in this section set forth our selected consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the years ended December 31, 2022 and 2021.

Revenue

	Year Ended December 31,		% Change
Revenue:	2022	2021	2022 vs. 2021
SaaS and license revenue	$520,377	$460,372	13%
Hardware and other revenue	322,182	288,597	12
Total revenue	$842,559	$748,969	12%

The $93.6 million increase in total revenue in 2022 as compared to 2021 was the result of a $60.0 million, or 13%, increase in our SaaS and license revenue and a $33.6 million, or 12%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $5.5 million to $26.8 million in 2022 as compared to $32.3 million during 2021, primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $51.3 million in 2022 as compared to 2021 primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2021. The SaaS and license revenue for our Other segment increased $8.7 million in 2022 as compared to 2021 primarily due to an increase in sales of our energy management and demand response solutions. The increase in hardware and other revenue in 2022 as compared to 2021 was primarily from the $32.2 million increase in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment due to an increase in the volume of video cameras and video recorders sold as well as price increases we have implemented on some of our products to cover some of our increases in costs. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased 19%, or $1.4 million, in 2022 as compared to 2021 primarily due to an increase in sales related to our property management solution and our HVAC solution.

Cost of Revenue

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Cost of revenue(1):
Cost of SaaS and license revenue	$73,897	$66,758	11%
Cost of hardware and other revenue	268,684	239,141	12
Total cost of revenue	$342,581	$305,899	12%
% of total revenue	41%	41%
_______________
(1) Excludes amortization and depreciation shown in operating expenses.

The $36.7 million increase in cost of revenue in 2022 as compared to 2021 was the result of a $29.6 million, or 12%, increase in cost of hardware and other revenue and a $7.1 million, or 11%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue decreased $0.6 million to $0.5 million during 2022 as compared to $1.1 million during 2021. The cost of hardware and other revenue for the Alarm.com segment increased $28.9 million in 2022 as compared to 2021 primarily due to an increase in the number of hardware units shipped and an increase in costs for freight shipments and inventory component costs. The cost of SaaS and license revenue for the Alarm.com segment increased $3.9 million in 2022 as compared to 2021 primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $3.2 million in 2022 as compared to 2021 primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue remained relatively consistent at 83% in 2022 and 2021. The increase in costs for freight shipments and inventory component costs during part of 2022 was partially offset by price increases we implemented on some of our products during 2022. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% and 15% 2022 and 2021, respectively. The decrease in cost of SaaS and license revenue as a percentage of SaaS and license revenue in 2022 as compared to 2021 is a reflection of the mix of sales of services during the periods. Cost of software license revenue as a percentage of software license revenue was 2% and 4% in 2022 and 2021, respectively.

Sales and Marketing Expense

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Sales and marketing	$92,748	$86,664	7%
% of total revenue	11%	11%

The $6.1 million increase in sales and marketing expense in 2022 as compared to 2021 was primarily due to a $4.2 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, as well as a $0.6 million increase in our expenses for external consultants. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. These increases in sales and marketing expense were partially offset by a $2.4 million decrease in marketing expense for our Alarm.com segment, including advertising costs. Sales and marketing expense from our Other segment increased $3.3 million in 2022 as compared to 2021, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team and the termination of the subsidiary long-term incentive plan and concurrent grant of performance-based restricted stock units. The overall number of employees in our sales and marketing teams increased from 476 as of December 31, 2021 to 511 as of December 31, 2022.

General and Administrative Expense

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
General and administrative	$106,688	$87,406	22%
% of total revenue	13%	12%

The $19.3 million increase in general and administrative expense in 2022 as compared to 2021 was primarily due to a $7.7 million increase in personnel and related costs for our Alarm.com segment due in part to an increase in employee headcount to support our operational growth. Additionally, legal costs related to intellectual property litigation increased $1.5 million, the provision for credit losses increased $0.6 million, insurance-related costs increased $0.6 million, recruiting costs increased $0.5 million and rent expense increased $0.5 million for our Alarm.com segment in 2022 as compared to 2021. General and administrative expenses from our Other segment increased by $3.8 million during 2022 as compared to 2021, primarily due to a $2.4 million increase in personnel and related costs, attributable in part to increases in headcount and the termination of the subsidiary long-term incentive plan and concurrent grant of performance-based restricted stock units, as well as a $1.1 million increase in the provision for credit losses. The overall number of employees in general and administrative functions increased from 187 as of December 31, 2021 to 218 as of December 31, 2022.

Research and Development Expense

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Research and development	$218,635	$177,713	23%
% of total revenue	26%	24%

The $40.9 million increase in research and development expense in 2022 as compared to 2021 was primarily due to a $31.5 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $2.5 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $4.6 million in 2022 as compared to 2021 primarily due to an increase in our personnel and related costs, attributable in part to increases in headcount and the termination of the subsidiary long-term incentive plan and concurrent grant of performance-based restricted stock units. The overall number of employees in research and development functions increased from 837 as of December 31, 2021 to 1,004 as of December 31, 2022.

Amortization and Depreciation

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Amortization and depreciation	$30,870	$29,715	4%
% of total revenue	3%	4%

Amortization and depreciation increased $1.2 million in 2022 as compared to 2021, primarily due to the intangible assets that were acquired in connection with our acquisitions of Shooter Detection Systems, LLC on December 14, 2020 as well as the intangible assets that were acquired in connection with the purchase of certain assets of an unrelated third party by EnergyHub, Inc., one of our wholly-owned subsidiaries, on December 16, 2021.

Interest Expense

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Interest expense	$(3,144)	$(15,956)	(80)%
% of total revenue	—%	(2)%

Interest expense decreased $12.8 million in 2022 as compared to 2021, primarily due to the adoption of ASU 2020-06, which eliminated the non-cash interest expense related to the amortization of the debt discount associated with the equity component for 2026 Notes issued on January 20, 2021.

Interest Income

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Interest income	$8,759	$587	1,392%
% of total revenue	1%	—%

Interest income increased $8.2 million in 2022 as compared to 2021, primarily due to an increase in interest income earned on cash and cash equivalents during the year ended December 31, 2022.

Other (Expense) / Income, Net

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Other (expense) / income, net	$(59)	$(134)	(56)%
% of total revenue	—%	—%

Other (expense) / income, net remained relatively consistent during 2022 as compared to 2021.

Provision for / (Benefit from) Income Taxes

	Year Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Provision for / (benefit from) income taxes	$962	$(5,106)	(119)%
% of total revenue	—%	(1)%

The provision for / (benefit from) income taxes increased $6.1 million in 2022 as compared to 2021. Our effective tax rate was 1.7% in 2022 as compared to (11.1)% in 2021. The increase in the provision for / (benefit from) income taxes was primarily due to decreased tax windfall benefits from employee stock-based payment transactions in 2022 as compared to 2021.

Comparison of Years Ended December 31, 2021 to December 31, 2020

A comparison of the years ended December 31, 2021 and 2020 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94%, 95% and 94% of our revenue, net of intersegment eliminations, for the years ended December 31, 2022, 2021 and 2020, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,363 employees as of January 1, 2022 to 1,563 employees as of December 31, 2022. Our Other segment increased from 137 employees as of January 1, 2022 to 170 employees as of December 31, 2022. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Year Ended December 31,
	2022			2021			2020
	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses
Alarm.com	$478,134	$317,937	$403,774	$426,823	$284,721	$348,700	$366,815	$219,826	$310,960
Other	42,243	9,097	45,647	33,549	9,275	33,214	26,442	14,254	23,317
Intersegment Alarm.com	—	(4,067)	(480)	—	(3,089)	(416)	—	(3,093)	—
Intersegment Other	—	(785)	—	—	(2,310)	—	—	(6,241)	—
Total	$520,377	$322,182	$448,941	$460,372	$288,597	$381,498	$393,257	$224,746	$334,277

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $26.8 million, $32.3 million and $38.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2022, 2021 and 2020.

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

We have variable consideration in the form of retrospective volume discounts, rebate incentives and restocking fees, which contain uncertainties and require us to make estimates of the amount of consideration to which we will be entitled. The significant inputs related to our estimates of variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, the availability and performance of our services and the historical and expected number of returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2022, 2021 and 2020, our reserve against revenue for hardware returns was approximately 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

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

While variable consideration assumptions and assumptions regarding the relative stand-alone selling price are specific to each contract, we did not make any material changes to these assumptions for the year ended December 31, 2022. We do not expect any material changes in the near term to the underlying assumptions used to recognize revenue during the year ended December 31, 2022. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our SaaS and license revenue as well as our hardware and other revenue.

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

The liability for the subsidiary long-term incentive plan consisted of the potential cash payment contingent upon meeting certain financial milestones related to the agreement established with certain employees of one of our subsidiaries. During 2021 and until the termination of the subsidiary long-term incentive plan in May of 2022, we estimated the fair value of the liability by using a Monte Carlo simulation model which involves several Level 3 unobservable inputs. Concurrent with the termination of the subsidiary long-term incentive plan, we granted performance-based restricted stock units to those employees who previously participated in the subsidiary long-term incentive plan. We accounted for the termination of the subsidiary long-term incentive plan and concurrent grant of performance-based restricted stock units as a modification of the original subsidiary long-term incentive plan. As a result, no further estimates related to the subsidiary long-term incentive plan were necessary as of December 31, 2022. See the Stock-Based Compensation section below for details on the judgement required in determining the probable outcome of performance conditions related to performance-based restricted stock units.

A separate liability for the contingent consideration contained uncertainties and consisted of the potential earn-out payment related to our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The earn-out payment was contingent on the satisfaction of certain calendar 2020 revenue targets and had a maximum potential payment of up to $11.0 million. We accounted for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. We estimated the fair value of the liability by using a Monte Carlo simulation model for determining each of the projected measures by using an expected distribution of potential outcomes. The contingent consideration liability was valued with Level 3 significant unobservable inputs, including the revenue volatility and the discount rate. All contingencies related to the contingent consideration liability were resolved as of December 31, 2020 and no further estimates were necessary during 2021 and 2022. We did not make any material changes in the accounting methodology used to determine the fair value of the contingent consideration liability for the year ended December 31, 2022. We do not expect any material changes in the near term to the underlying assumptions used to determine the significant unobservable inputs used to calculate the fair value of the contingent consideration given that all contingencies have been resolved as of December 31, 2020.

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

Significant estimates and assumptions in valuing certain acquired customer relationship intangible assets include estimates about future expected cash flows and discount rates. Significant estimates and assumptions in valuing acquired developed technology intangible assets include estimates about future expected cash flows, obsolescence factors and discount rates. Significant estimates and assumptions in valuing acquired trade name intangible assets include estimates about future expected cash flows, royalty rates and discount rates.

We did not make any material changes to the underlying assumptions used as of the acquisition date to calculate the purchase price of the acquisition of Noonlight during 2022. We do not expect any material changes in the near term to the underlying assumptions used to calculate purchase price of the acquisition of Noonlight during 2022. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our purchase price allocation for the acquisition of Noonlight.

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

For our 2022 annual impairment review, we performed a quantitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. Significant estimates and assumptions in the quantitative assessment include estimates about future expected cash flows and discount rates. There were no triggering events that occurred between our annual impairment test performed as of October 1, 2022 and December 31, 2022. If triggering events arise in the future that require changes in the underlying assumptions used in our assessment of our goodwill, and, should those changes be significant, they could have a material impact on our goodwill and potentially our other (expense) / income, net, if those significant changes result in an impairment.

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

For the year ended December 31, 2021, we determined there was an impairment of $0.1 million for an intangible asset acquired in 2014 related to customer relationships that no longer existed after December 31, 2021. There were no indicators of impairment of our intangible assets with definite lives or long-lived assets during the year ended December 31, 2022. If triggering events arise in the future, depending on the significance of the underlying assumptions in the impairment analysis, they could have a material impact on our intangible assets and long-lived assets and potentially our other (expense) / income, net, if those significant changes result in an impairment.

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

We did not make any material changes to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2022 and we do not expect any material changes in the near term to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2022. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our deferred tax assets and liabilities as well as our provision for / (benefit from) income taxes.

Convertible Senior Notes

We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective approach. Prior to the adoption of this standard, the 2026 Notes were separated into liability and equity components. In accounting for the issuance of our 2026 Notes, we separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes as a whole. This difference between the aggregate principal amount and the liability component represented a debt discount that was amortized to interest expense using the effective interest method over the term of the 2026 Notes. Transaction costs attributable to the liability component were netted with the liability component and amortized to interest expense using the effective interest method over the term of the 2026 Notes. Transaction costs attributable to the equity component were netted with the equity component of the 2026 Notes in additional paid-in capital in the consolidated balance sheets.

Upon adoption of ASU 2020-06, we recombined the liability and equity components of the 2026 Notes assuming that the instrument was accounted for as only a liability from inception to the date of adoption. We also recombined the liability and equity components of the debt issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the 2026 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes. We also removed the temporary difference between the book and tax treatment of the debt discount and adjusted the temporary difference between the book and tax treatment of the debt issuance costs of the 2026 Notes. We no longer consider estimates related to the 2026 Notes to contain critical accounting estimates due to the adoption of ASU 2020-06 as this guidance removed any significant judgements involved with the initial accounting assessment of the 2026 Notes.

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
Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$622,165	$710,621
Accounts receivable, net	124,283	105,548
Working capital	726,152	788,281
We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of December 31, 2022 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of December 31, 2022, our cash and cash equivalents were held in demand deposit accounts that generated very low returns.

Liquidity and Capital Resources

As of December 31, 2022, we had $622.2 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings.

In February 2022, we entered into a purchase and sale agreement to purchase developable land consisting of 2.4 acres in close proximity to our headquarters in Tysons, Virginia, which was non-binding pending our completion of due diligence. Upon executing the purchase and sale agreement, we paid a deposit of $0.3 million during the first quarter of 2022. Upon completion of due diligence in April 2022, we paid an additional deposit of $0.1 million in order to close the land purchase and paid the remaining $21.4 million during the second quarter of 2022 for the land purchase.

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

On September 23, 2022, Alarm.com Incorporated acquired 85% of the issued and outstanding shares of capital stock of Noonlight. In consideration for the purchase of 85% of the issued and outstanding shares of capital stock of Noonlight, we paid $31.9 million in cash on September 23, 2022, after deducting $1.5 million related to the settlement of an outstanding loan issued to Noonlight during May of 2022 and $4.9 million related to agreed holdback provisions. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of Noonlight as of the closing date, the purchase price decreased by $0.1 million. The working capital adjustment is expected to be finalized by the first quarter of 2023 and $0.3 million of the holdback is expected to be paid to the stockholders of Noonlight at that time. The remaining amount of the holdback of $4.6 million is expected to be paid to the stockholders of Noonlight by the end of the first quarter of 2024, subject to offset for any indemnification obligations.

On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint has stopped paying license fees to Alarm.com under the agreement. Vivint has paid the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, cash flows from operating activities will decrease by approximately $6.0 million on a quarterly basis, plus additional legal fees.

In December 2022, we paid $5.1 million in cash to a technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. As of December 31, 2022, our investment in the technology partner supplier was $5.1 million.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 174, or Section 174, to eliminate the option to immediately deduct research and development expenditures in the year incurred, requiring these expenditures to be capitalized and amortized. While we calculated the 2022 Federal and state cash tax increase from Section 174 to be $38.1 million, we did not pay this additional cash tax liability as part of our 2022 estimated tax payments due to the possible deferral, modification or repeal of Section 174. The additional 2022 Federal cash tax liability is included in current income taxes payable as of December 31, 2022, and was paid in February 2023. The increased 2022 state tax liability will be paid in April 2023. The Section 174 impact on 2023 cash flows from operating activities will depend on, among other factors, our 2023 operating results and the level of 2023 research and development activity. Based on information currently available to us, we estimate the increased 2023 Section 174 Federal and state cash tax payable for our 2023 taxable income to be in the range of $40.0 million to $45.0 million if the requirement to capitalize and amortize research and development expenditures is not deferred, modified or repealed. This estimate is based on the limited information that is currently available and is subject to change.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the next 12 months, we expect our capital expenditure requirements to be between $7.5 million and $9.5 million, primarily related to purchases of computer software and equipment as well as the continued build out of our leased and owned office space. Maturities of lease liabilities for our various office leases are as follows: $13.4 million in 2023, $12.1 million in 2024, $9.9 million in 2025, $5.7 million in 2026, $0.8 million in 2027 and $0.3 million in 2028 and thereafter.

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

The following discussion summarizes our current and long-term material cash requirements as of December 31, 2022, which we expect to fund primarily with operating cash flows:

	Material Cash Requirements (in thousands)
	1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Convertible Notes:
Principal payments	$—	$—	$500,000	$—	$500,000
Special interest	—	—	—	—	—
Operating lease commitments	13,867	23,425	8,284	2,589	48,165
Other long-term liabilities[1]	—	4,821	554	—	5,375
Other commitments[2]	3,451	5,166	—	—	8,617
Total	$17,318	$33,412	$508,838	$2,589	$562,157
_______________
1.See Note 12 to our consolidated financial statements for details on the components of other long-term liabilities. As of December 31, 2022, we recorded a liability for long-term accrued taxes and interest payable of $7.7 million. Due to the uncertainty in the timing of future payments, we have excluded the liability related to these uncertain tax positions from the table above. See Note 18 to our consolidated financial statements for additional information regarding income taxes.
2.Represents amounts due under multi-year, non-cancelable contracts with third-party vendors, as well as other commitments.

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

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with SVB as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes and the 2017 Facility was terminated. We recognized an extinguishment loss of $0.2 million in other (expense) / income, net in our consolidated statements of operations during the year December 31, 2022 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility.

The outstanding principal balance on the 2017 Facility accrued interest at a rate equal to, at our option, either (1) LIBOR, plus an applicable margin based on our consolidated leverage ratio, or (2) the highest of (a) the Wall Street Journal prime rate, (b) the Federal Funds rate plus 0.50%, or (c) LIBOR plus 1.00% plus an applicable margin based on our consolidated leverage ratio. During 2021 until the termination of the 2017 Facility on January 20, 2021, we elected for the outstanding principal balance to accrue interest at LIBOR plus 1.50%, LIBOR plus 1.75%, LIBOR plus 2.00%, and LIBOR plus 2.50% when our consolidated leverage ratio is less than 1.00:1.00, greater than or equal to 1.00:1.00 but less than 2.00:1.00, greater than or equal to 2.00:1.00 but less than 3.00:1.00 and greater than or equal to 3.00:1.00, respectively. The 2017 Facility also carried an unused line commitment fee of 0.20%. The carrying value of the 2017 Facility was zero as of December 31, 2022 and 2021.

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

Dividends

We did not declare or pay dividends during the years ended December 31, 2022, 2021 or 2020. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period that ended on November 29, 2020. On December 3, 2020, our board of directors authorized another stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the years ended December 31, 2022, 2021 and 2020, we repurchased 1,385,592, zero, and 147,153 shares of our common stock under this program for $78.8 million, zero and $5.1 million, respectively, which includes applicable commissions and fees.

Shares Withheld

As permitted under the terms of the 2015 Equity Incentive Plan, or 2015 Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $4.5 million of tax withholdings related to vesting of restricted stock units during the year ended December 31, 2021. No tax withholdings related to the vesting of restricted stock units were paid during the years ended December 31, 2022 and 2020. Prior to using the withholding method to satisfy applicable tax withholding requirements for employees, we utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities	$56,901	$103,157	$102,080
Cash flows used in investing activities	(68,319)	(20,365)	(20,274)
Cash flows (used in) / from financing activities	(76,324)	374,370	52,024

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For 2022, cash flows from operating activities were $56.9 million, compared to $103.2 million for 2021. This $46.3 million decrease in cash flows from operating activities was due to a $38.3 million decrease in non-cash and other reconciling items and a $12.4 million decrease in cash from operating assets and liabilities, partially offset by a $4.4 million increase in net income.

The $38.3 million decrease in non-cash and other reconciling items was primarily due to a $44.9 million change in deferred income taxes, which was driven by an increase in estimated taxable income during 2022 pursuant to the capitalization requirements under Section 174 of the Internal Revenue Code, as compared to 2021. The decrease in non-cash and other reconciling items during 2022 as compared to 2021 was also due to a $12.7 million decrease in amortization of the debt discount and debt issuance costs related to the adoption of ASU 2020-06 for the 2026 Notes. These decreases in non-cash and other reconciling items were partially offset by a $14.0 million increase in stock-based compensation resulting from additional grants of restricted stock units during 2022 as well as an increase in the changes to the provision for credit losses and reserve for product returns of $4.1 million during 2022 as compared to 2021. The $12.4 million decrease in cash from operating assets and liabilities was primarily due to a $8.9 million change in inventory resulting from an increase in purchased inventory as we seek to reduce risks and uncertainties in our supply chain as well as a $6.5 million change in accounts payable, accrued expenses and other liabilities primarily due to differences in the timing of disbursements during 2022 as compared to 2021.

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

For 2022, our cash flows used in investing activities was $68.3 million, compared to $20.4 million in 2021. The $47.9 million increase in cash used in investing activities was primarily due to the $31.9 million paid to purchase 85% of the issued and outstanding shares of capital stock of Noonlight and the $21.8 million paid for developable land during 2022, which did not occur during 2021. These increases in cash used in investing activities were partially offset by $4.4 million paid for developed technology in 2021, which did not occur during 2022.

For 2021, our cash flows used in investing activities was $20.4 million, compared to $20.3 million in 2020. The $0.1 million increase in cash used in investing activities was primarily due to our payment of $26.3 million, net of cash acquired, for 100% of the issued and outstanding ownership interest units of SDS in 2020 as well as $3.3 million used to acquire in-process research and development in 2020 that did not occur 2021. The increase in cash used in investing activities in 2021 as compared to 2020 was partially offset by $25.7 million in proceeds received from the sale of an investment in one of our platform partners in 2020, which did not occur in 2021 as well as $5.0 million used to purchase 1,000,000 shares of Series B-2 Preferred Stock from one of our technology partners in 2021, which did not occur in 2020.

Financing Activities

Cash generated by financing activities includes borrowings under the 2017 Facility, proceeds from the 2026 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For 2022, cash flows used in financing activities was $76.3 million, compared to cash flows from financing activities of $374.4 million in 2021. The $450.7 million decrease in cash flows from financing activities was primarily due to $484.3 million in proceeds from the issuance of the 2026 Notes, net of issuance costs paid during 2021 that did not occur during 2022. The decrease in cash flows from financing activities was also due to the repurchase of 1,385,592 shares of our common stock for $78.8 million during 2022 that did not occur during 2021. These decreases in cash flows from financing activities were partially offset by the repayment of $110.0 million to terminate the 2017 Facility in 2021 that did not occur in 2022.

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

Non-GAAP Measures

We define Adjusted EBITDA as our net income before interest expense, interest income, certain activity within other (expense) / income, net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, secondary offering expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of Adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Adjusted EBITDA:
Net income	$55,631	$51,175	$76,660
Adjustments:
Interest expense, interest income and certain activity within other (expense) / income, net	(5,768)	15,503	(23,862)
Provision for / (benefit from) income taxes	962	(5,106)	3,500
Amortization and depreciation expense	30,870	29,715	27,520
Stock-based compensation expense	52,654	38,694	29,176
Secondary offering expense	—	—	543
Acquisition-related expense	1,059	29	2,732
Litigation expense	11,440	12,462	8,988
Total adjustments	91,217	91,297	48,597
Adjusted EBITDA	$146,848	$142,472	$125,257

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the year ended December 31, 2022.

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

ALARM.COM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alarm.com Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alarm.com Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and earnings per share in 2022.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Noonlight, Inc. from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Noonlight, Inc. from our audit of internal control over financial reporting. Noonlight, Inc. is an 85% owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Revenue recognition

As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the sale of cloud-based SaaS services on its integrated Alarm.com platform, the sales of licenses and services on its non-hosted software platform, and the sale of hardware products. Cloud-based SaaS services are billed monthly in advance and revenue is recognized on a monthly basis as the performance obligation is satisfied. Licenses on non-hosted services are billed monthly and revenue is recognized on a monthly basis as the services are performed. Hardware revenue is recognized when the customer obtains control. The Company’s total revenue was $842.6 million for the year ended December 31, 2022.

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

/s/ PricewaterhouseCoopers LLP
Washington, DC
February 24, 2023

We have served as the Company’s auditor since 2009.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
SaaS and license revenue	$520,377	$460,372	$393,257
Hardware and other revenue	322,182	288,597	224,746
Total revenue	842,559	748,969	618,003
Cost of revenue(1):
Cost of SaaS and license revenue	73,897	66,758	53,539
Cost of hardware and other revenue	268,684	239,141	173,889
Total cost of revenue	342,581	305,899	227,428
Operating expenses:
Sales and marketing	92,748	86,664	75,967
General and administrative	106,688	87,406	78,643
Research and development	218,635	177,713	152,147
Amortization and depreciation	30,870	29,715	27,520
Total operating expenses	448,941	381,498	334,277
Operating income	51,037	61,572	56,298
Interest expense	(3,144)	(15,956)	(2,596)
Interest income	8,759	587	870
Other (expense) / income, net	(59)	(134)	25,588
Income before income taxes	56,593	46,069	80,160
Provision for / (benefit from) income taxes	962	(5,106)	3,500
Net income	55,631	51,175	76,660
Net loss attributable to redeemable noncontrolling interests	707	1,084	1,193
Net income attributable to common stockholders	$56,338	$52,259	$77,853

Per share information attributable to common stockholders:
Net income per share:
Basic	$1.13	$1.05	$1.59
Diluted	$1.07	$1.01	$1.53
Weighted average common shares outstanding:
Basic	49,926,236	49,869,857	48,950,328
Diluted	54,932,757	51,919,902	50,963,190
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$622,165	$710,621
Accounts receivable, net of allowance for credit losses of $2,835 and $2,168, respectively, and net of allowance for product returns of $1,551 and $1,181, as of December 31, 2022 and 2021, respectively	124,283	105,548
Inventory	115,584	75,276
Other current assets, net of allowance for credit losses of $0 and $2, as of December 31, 2022 and 2021, respectively	29,056	26,175
Total current assets	891,088	917,620
Property and equipment, net	57,172	41,713
Intangible assets, net	82,458	91,406
Goodwill	148,183	112,901
Deferred tax assets	84,185	13,547
Operating lease right-of-use assets	28,933	30,479
Other assets, net of allowance for credit losses of $2 and $78, as of December 31, 2022 and 2021, respectively	37,356	24,349
Total assets	$1,329,375	$1,232,015
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$119,657	$89,816
Accrued compensation	25,582	23,495
Deferred revenue	7,540	5,697
Operating lease liabilities	12,157	10,331
Total current liabilities	164,936	129,339
Deferred revenue	10,792	9,140
Convertible senior notes, net	490,370	425,345
Operating lease liabilities	27,380	32,591
Other liabilities	13,050	9,545
Total liabilities	706,528	605,960
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	23,988	12,888
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 50,985,454 and 50,406,606 shares issued; and 49,452,709 and 50,259,453 shares outstanding as of December 31, 2022 and 2021, respectively	510	504
Additional paid-in capital	497,199	498,979
Treasury stock, at cost; 1,532,745 and 147,153 shares as of December 31, 2022 and 2021, respectively	(83,993)	(5,149)
Retained earnings	185,143	118,833
Total stockholders’ equity	598,859	613,167
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,329,375	$1,232,015
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$55,631	$51,175	$76,660
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for / (recovery of) credit losses on accounts receivable	1,156	(775)	2,162
Reserve for product returns	4,746	2,494	1,795
Recovery of credit losses on notes receivable	(78)	(9)	(359)
Provision for excess and obsolete inventory	—	448	1,451
Amortization on patents and tooling	1,359	1,240	882
Amortization and depreciation	30,870	29,715	27,520
Amortization of debt discount and debt issuance costs	3,126	15,823	108
Amortization of operating leases	10,499	9,692	8,888
Deferred income taxes	(55,039)	(10,115)	(3,256)
Change in fair value of contingent liability	—	—	(2,595)
Stock-based compensation	52,654	38,694	29,176
Acquired in-process research and development	—	—	3,297
Gain on sale of investment	—	—	(24,737)
(Gain on) / impairment of investment or intangible assets	(140)	86	(676)
Loss on early extinguishment of debt	—	185	—
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(24,346)	(23,941)	(10,098)
Inventory	(40,308)	(31,443)	(10,647)
Other current and non-current assets	(8,952)	(11,912)	(2,683)
Accounts payable, accrued expenses and other current liabilities	32,938	39,418	13,781
Deferred revenue	3,428	2,308	2,031
Operating lease liabilities	(12,723)	(11,809)	(10,177)
Other liabilities	2,080	1,883	(443)
Cash flows from operating activities	56,901	103,157	102,080
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(31,730)	—	(26,299)
Additions to property and equipment	(28,640)	(11,062)	(16,141)
Purchases of in-process research and development	—	—	(3,297)
Issuances of notes receivable	(3,000)	—	(1,200)
Receipt of payments on notes receivable	61	59	2,026
Purchase of investment in unconsolidated entity	(5,150)	(5,000)	—
Proceeds from sale of investment	140	—	25,687
Purchases of patents, patent licenses and developed technology	—	(4,362)	(1,050)
Cash flows used in investing activities	(68,319)	(20,365)	(20,274)
Cash flows (used in) / from financing activities:
Proceeds from credit facility	—	—	50,000
Repayments of credit facility	—	(110,000)	(3,000)
Proceeds from issuance of convertible senior notes	—	500,000	—
Payments of debt issuance costs	—	(15,698)	—
Payments of deferred consideration for business acquisitions	(1,500)	(1,160)	(1,538)
Purchases of treasury stock	(78,844)	—	(5,149)
Payments of tax withholdings related to vesting of restricted stock units	—	(4,476)	—
Issuances of common stock from equity-based plans	4,020	5,704	11,711
Cash flows (used in) / from financing activities	(76,324)	374,370	52,024
Net (decrease) / increase in cash, cash equivalents and restricted cash	(87,742)	457,162	133,830
Cash, cash equivalents and restricted cash at beginning of the period	710,621	253,459	119,629
Cash, cash equivalents and restricted cash at end of the period	$622,879	$710,621	$253,459

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows — (Continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$622,165	$710,621	$253,459
Restricted cash included in other current assets and other assets	714	—	—
Total cash, cash equivalents and restricted cash	$622,879	$710,621	$253,459

Supplemental disclosures:
Cash paid for interest	$—	$114	$2,427
Cash paid for income taxes, net of refunds	7,453	4,146	7,369
Noncash investing and financing activities:
Cash not yet paid for capital expenditures	1,047	1,082	2,020
Cash not yet paid for business and asset acquisitions - holdback	4,833	850	1,017

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Equity
(in thousands)

	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	$11,210	—	$—	48,701	$487	$365,627	—	$—	$(10,463)	$355,651
Adoption of accounting standard on credit losses	—	—	—	—	—	—	—	—	(816)	(816)
Common stock issued in connection with equity-based plans	—	—	—	930	9	11,702	—	—	—	11,711
Purchases of treasury stock	—	—	—	—	—	—	147	(5,149)	—	(5,149)
Stock-based compensation expense	—	—	—	—	—	29,176	—	—	—	29,176
Accretion adjustments of redeemable noncontrolling interest to redemption value	674	—	—	—	—	(674)	—	—	—	(674)
Net income / (loss) attributable to common stockholders	(1,193)	—	—	—	—	—	—	—	77,853	77,853
Balance as of December 31, 2020	$10,691	—	$—	49,631	$496	$405,831	147	$(5,149)	$66,574	$467,752
Common stock issued in connection with equity-based plans	—	—	—	776	8	5,696	—	—	—	5,704
Tax withholding related to vesting of restricted stock units	—	—	—	—	—	(4,476)	—	—	—	(4,476)
Stock-based compensation expense	—	—	—	—	—	38,694	—	—	—	38,694
Equity component of convertible senior notes, net	—	—	—	—	—	56,515	—	—	—	56,515
Accretion adjustments of redeemable noncontrolling interest to redemption value	3,281	—	—	—	—	(3,281)	—	—	—	(3,281)
Net income / (loss) attributable to common stockholders	(1,084)	—	—	—	—	—	—	—	52,259	52,259
Balance as of December 31, 2021	$12,888	—	$—	50,407	$504	$498,979	147	$(5,149)	$118,833	$613,167
Adoption of accounting standard on debt with conversion and other options	—	—	—	—	—	(56,515)	—	—	9,972	(46,543)
Common stock issued in connection with equity-based plans	—	—	—	578	6	4,014	—	—	—	4,020
Purchases of treasury stock	—	—	—	—	—	—	1,386	(78,844)	—	(78,844)
Reclassification of subsidiary long-term incentive plan liability related to modification	—	—	—	—	—	3,104	—	—	—	3,104
Stock-based compensation expense	—	—	—	—	—	52,654	—	—	—	52,654
Noncontrolling interest assumed through acquisition	6,770	—	—	—	—	—	—	—	—	—
Accretion adjustments of redeemable noncontrolling interest to redemption value	5,037	—	—	—	—	(5,037)	—	—	—	(5,037)
Net income / (loss) attributable to common stockholders	(707)	—	—	—	—	—	—	—	56,338	56,338
Balance as of December 31, 2022	$23,988	—	$—	50,985	$510	$497,199	1,533	$(83,993)	$185,143	$598,859

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. Our cloud-based platform offers an expansive suite of Internet of Things, or IoT, solutions that address opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solutions include security, video and video analytics, energy management, access control, electric utility grid management, indoor gunshot detection, water management, health and wellness and data-rich emergency response. As of December 31, 2022, 9.1 million homes and businesses around the world depend on our Alarm.com platform or our non-hosted software to intelligently and conveniently secure, automate and manage their properties. Our solutions are delivered through an established network of trusted service provider partners, who are experts at selling, installing and supporting our solutions. The number of our service provider partners exceeded 11,000 as of December 31, 2022. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. In particular, the COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions including, the path of the COVID-19 pandemic, the evolution of COVID-19 variants or the emergence of other public health crises. Because of the use of estimates inherent in the financial reporting process and in light of the continuing uncertainty arising from the Macroeconomic Conditions, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, the lease term and incremental borrowing rates for leases, stock-based compensation, income taxes, legal reserves, fair value of the debt component of convertible notes, goodwill, intangible assets and other long-lived assets.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
Reclassifications

Certain previously reported amounts in the income taxes footnote for the year ended December 31, 2020 have been reclassified to conform to our current presentation, including the removal of the change in tax rate line of the reconciliation between the federal statutory rate and the effective income tax rate.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2022 and 2021, we have invested $510.3 million and $679.3 million in cash equivalents in the form of money market funds with one financial institution, respectively. We consider these money market funds to be Level 1 financial instruments (see Note 10).

Accounts Receivable

Accounts receivable are principally derived from sales to customers located in the United States and Canada. Substantially all of our sales in Canada are transacted in U.S. dollars. Revenue in countries outside of North America accounted for 4%, 3% and 3% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Accounts receivable balances related to service providers partners outside of North America were 5% and 4% as of December 31, 2022 and 2021, respectively. Our accounts receivable are stated at estimated realizable value.

Restricted Cash

We consider all cash reserved for a specific use and not available for immediate or general business use to be restricted cash. As of December 31, 2022, we had a total of $0.7 million of restricted cash, of which less than $0.1 million was included in other current assets and $0.7 million was included in other assets within our consolidated balance sheets. We had no restricted cash as of December 31, 2021.

Notes Receivable

Notes receivable are presented net of an allowance for uncollectibility, if any. We accrue interest on notes receivable based on the contractual terms of the note. Outstanding notes receivable that are aged 30 days or more from the contractual payment date are considered past due. Notes receivable are evaluated for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. See Note 9 for further details on loans provided to one of our distribution partners, technology partners, suppliers and service provider partners.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. These risk characteristics are relevant to accounts receivable and notes receivable. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments during the years ended December 31, 2022 and 2021, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses. Additionally, there were no significant changes in the amount of accounts receivable or notes receivable write-offs during the year ended December 31, 2022 as compared to historical periods other than a partial accounts receivable write-off of $0.7 million related to one of our distribution partners' outstanding balance during the year ended December 31, 2021. There were no purchases or sales of financial assets during the years ended December 31, 2022 and 2021. There were no hardware financing receivables outstanding as of December 31, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the years ended December 31, 2022 and 2020 we recorded credit loss expense of $0.8 million and $1.7 million in general and administrative expense in our consolidated statements of operations, respectively. For the year ended December 31, 2021, we recorded a reduction to credit loss expense of $1.0 million in general and administrative expense in our consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of December 31, 2022 and 2021 was less than $0.1 million and is reflected in other current assets within our consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the years ended December 31, 2022, 2021 and 2020.

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

ROU assets and lease liabilities resulting from operating leases are recorded on our consolidated balance sheets. We did not have any finance leases or subleases as of December 31, 2022 and 2021.

Lease expense is recognized on a straight-line basis over the term of the lease and is recorded in general and administrative expense. Some of our leases include tenant improvement allowances, which are recorded when we are reasonably certain to utilize the allowance and are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Leases with an initial lease term of twelve months or less are considered short-term leases. Short-term leases are

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
not recorded on our consolidated balance sheets. Expenses associated with short-term leases are recognized on a straight-line basis over the term of the lease and are recorded in general and administrative expense. Short-term lease costs were immaterial for the years ended December 31, 2022 and 2021.

Convertible Senior Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. Prior to the January 1, 2022 adoption of Accounting Standards Update, or ASU, 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," we separated the 2026 Notes into liability and equity components. In accounting for the issuance of our convertible senior notes, the carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes as a whole. This difference between the aggregate principal amount and the liability component represented a debt discount that was amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the liability component were netted with the liability component and amortized to interest expense using the effective interest method over the term of the 2026 Notes. Transaction costs attributable to the equity component were netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets. The equity component was not remeasured as long as it continued to meet the conditions for equity classification.

See the Recent Accounting Pronouncements section below within Note 2 for details on the adoption of ASU 2020-06 and the impact the adoption had on our consolidated financial statements.

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interests relate to our 85% equity ownership interest in PC Open Incorporated, a Washington corporation, doing business as OpenEye and our 85% equity ownership interest in Noonlight, Inc., or Noonlight, a Delaware corporation (see Note 7). The OpenEye and Noonlight stockholder agreements contain a put option that gives the minority stockholders the right to sell their shares to us based on the fair value of the shares and also contain a call option that gives us the right to purchase the remaining shares from the minority stockholders based on the fair value of the shares. The put and call options related to OpenEye can each be exercised beginning in the first quarter of 2023. The put and call options related to Noonlight can each be exercised beginning in the first quarter of 2026. These redeemable noncontrolling interests are considered temporary equity and we report them between liabilities and stockholders’ equity in the consolidated balance sheets. The amount of the net income or loss attributable to the redeemable noncontrolling interests are recorded in the consolidated statements of operations and the accretion of the redemption values are recorded as an adjustment to additional paid-in capital. The aggregate redemption values of the of the noncontrolling interest was $24.0 million and $12.9 million as of December 31, 2022 and 2021.

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

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, certain payroll and payroll-related costs are capitalized for engineers and product development employees directly associated with the development project. Cost capitalization ceases when the product is available for general release. Our non-hosted software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development results in a short duration between completion of the detailed program design and beta release. Accordingly, as of December 31,

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
2022 and 2021, we did not have any capitalized external software due to the shorter development cycle associated with agile development.

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

To determine the transaction price, we analyze all of the performance obligations included in the contract. We consider the terms of the contract and our customary business practices, which typically do not include financing components or non-cash consideration. We have variable consideration in the form of retrospective volume discounts, rebate incentives and restocking fees. The significant inputs related to our estimates of variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, the availability and performance of our services and the historical and expected number of returns. Depending on the type of variable consideration and its predictability, we may apply an "expected value" approach or a "most likely amount" approach. We estimate the variable consideration at the onset of a contract and include the variable consideration within the transaction price if it is probable that a significant reversal of the variable consideration would not occur in the future. When determining whether the amount of variable consideration included in the transaction price should be constrained, we look at the history of hardware purchased and subscribers added by our service provider partners to estimate the likelihood of those service provider partners obtaining the retrospective volume discounts and rebates. At times, our contracts include consideration payable to a customer in the form of fixed discounts or rebates. We record the consideration payable to a customer as a reduction to the transaction price resulting in a reduction to revenue over the service period.

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
December 31, 2022, 2021 and 2020
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

Under the terms of our contractual arrangements with our service provider partners, we bill a monthly fee to our service provider partners in advance of the month of service, with the exception of the initial partial month of service, which is paid in arrears. Due to the limited period of time between receipt of payment and delivery of service, we have not accounted for these advance payments as significant financing components. We typically transfer the promised SaaS services to our customers over time, which is evidenced by the fact that the customers receive and consume the benefits provided by our performance of the services as such services are rendered. As a result, we recognize revenue from SaaS services on a monthly basis as we satisfy our performance obligations over the period of service. We have demonstrated that we can sell our SaaS offering on a stand-alone basis, as it can be sold separately from hardware and activation services. Our service provider partners typically incur and pay the same monthly fee per subscriber account for the entire period a subscriber account is active.

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

Software License Revenue

Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers on a per subscriber basis for access to our Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Software platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service. Our software license revenue during the years ended December 31, 2022, 2021 and 2020 was $26.8 million, $32.3 million and $38.0 million, respectively.

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

Amounts due from the sale of hardware are payable in accordance with the terms of our agreements with our service provider partners or distributors, and are not contingent on resale to end-users, or to service provider partners in the case of sales of hardware to distributors. Payment for our hardware is typically due within 30 days from shipment. Our distributors sell directly to our service provider partners under terms between the two parties.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2022, 2021 and 2020, our reserve against revenue for hardware returns was approximately 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is 10 years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the ten-year expected term is complete. The balance of deferred revenue for activation fees was $5.3 million and $6.0 million as of December 31, 2022 and 2021, respectively, which combines current and long-term balances.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of software license revenue during the years ended December 31, 2022, 2021 and 2020 was $0.5 million, $1.1 million and $1.3 million, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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
December 31, 2022, 2021 and 2020
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

The carrying amount of financial assets, including cash and cash equivalents and accounts receivable, as well as accounts payable approximates fair value because of the short maturity and liquidity of those instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis - In 2022 and 2021, we recorded assets for our money market accounts. In 2021 and prior to the termination of the long-term incentive plan with one of our subsidiaries in May 2022, we recorded liabilities for the long-term incentive plan at fair value on a recurring basis with any changes recorded as a cumulative adjustment. During parts of 2020, we recorded liabilities for a contingent consideration liability related to acquisitions at fair value on a recurring basis.

Assets Measured at Fair Value on a Nonrecurring Basis - We measure certain assets, including property and equipment, goodwill and intangible and long-lived assets at fair value on a nonrecurring basis. These assets are recognized at fair value

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
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

Stock-Based Compensation

We compensate our executive officers, board of directors, employees and consultants with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense related to time-based restricted stock units based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. Our equity awards generally vest over five years and are settled in shares of our common stock. During 2022, 2021 and 2020, we recognized compensation expense of $52.7 million, $38.7 million and $29.2 million, respectively, and associated tax windfall benefit from stock-based awards of $2.0 million, $10.1 million and $8.2 million, respectively. We account for stock-based compensation arrangements with non-employees based upon the award’s grant date fair value. We estimate the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. In prior years, we used the "simplified method" to calculate the expected term, which was presumed to be the mid-point between the vesting date and the end of the contractual term. Beginning upon the first grant of options in 2022, the expected term for options granted is estimated using our historical experience, including information related to options we have granted.

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

401(k) Defined Contribution Plan

We adopted the Alarm.com Holdings 401(k) Plan, or the Plan, on April 30, 2009. All of our employees are eligible to participate in the Plan. For the years ended December 31, 2022, 2021 and 2020, our discretionary match was 100% of employee contributions up to 10% of salary and up to a $5,000 maximum match. We recognized compensation expense of $6.4 million, $5.5 million and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to our matching contributions.

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

Significant estimates and assumptions in valuing certain acquired customer relationship intangible assets include estimates about future expected cash flows and discount rates. Significant estimates and assumptions in valuing acquired developed technology intangible assets include estimates about future expected cash flows, obsolescence factors and discount rates.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
Significant estimates and assumptions in valuing acquired trade name intangible assets include estimates about future expected cash flows, royalty rates and discount rates.

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

On October 21, 2019, we acquired 85%of the issued and outstanding capital stock of OpenEye. Certain stockholders of OpenEye had the right to receive an earn-out payment of up to an additional $11.0 million based upon satisfaction of certain calendar 2020 revenue targets. The 2020 revenue targets were not met and the fair value of the contingent consideration liability related to the potential earn-out payment was zero as of December 31, 2022 and 2021.

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

For our 2022 annual impairment review, we performed a quantitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. Based on the results of our quantitative assessment, we determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount, including goodwill. Therefore, we concluded that there was no goodwill impairment as of October 1, 2022. Our assessment was performed as of October 1, 2022, and we have determined there has been no triggering events that resulted in goodwill impairment from our assessment date through December 31, 2022.

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

For the years ended December 31, 2022 and 2020, we determined there were no impairments of our intangible assets with definite lives or other long-lived assets. For the year ended December 31, 2021, we determined there was an impairment of $0.1 million for an intangible asset acquired in 2014 related to customer relationships that no longer existed after December 31, 2021. There were no impairments of any other long-lived assets for the year ended December 31, 2021.

Advertising Costs

We expense advertising costs as incurred. Advertising costs totaled $6.1 million, $9.6 million and $11.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising costs are included within sales and marketing expenses on our consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Due to the uncertainty of realization of certain deferred tax assets related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of December 31, 2021 and, due to evidence indicating it was more likely than not that the Canadian tax attributes would be realized prior to expiration, the Canadian valuation allowance was reduced to zero as of December 31, 2022. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards, which increased to $1.9 million as of December 31, 2021 and increased to $2.6 million as of December 31, 2022.

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

Comprehensive Income

Our comprehensive income for each of the years ended December 31, 2022, 2021 and 2020 was equal to our net income disclosed in the consolidated statements of operations.

Earnings per Share

Our basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Our diluted net income per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net income per share calculation, restricted stock units, options to purchase common stock and unvested shares issued upon the early exercise of options that are subject to repurchase are considered to be potential common stock.

On January 20, 2021, we issued the 2026 Notes. Prior to the adoption of ASU 2020-06, since we expected to settle the principal amount on our outstanding 2026 Notes in cash and any excess in cash or shares of our common stock, we used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread had a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeded the conversion price of $147.19 per share for the 2026 Notes.

Upon adoption of ASU 2020-06 on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share. Additionally, we included debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share.

Our redeemable noncontrolling interests are related to our 85% equity ownership interest in OpenEye and Noonlight. When calculating net income attributable to the common stockholders, net loss attributable to our redeemable noncontrolling interests should be excluded from net income. As a result, net income attributable to the common stockholders is equal to the net income less (i) dividends paid on unvested shares with any remaining earnings allocated in accordance with the bylaws between the

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
outstanding common and preferred stock and (ii) net loss attributable to redeemable noncontrolling interests as of the end of each period.

Recent Accounting Pronouncements

Adopted

On August 5, 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance eliminates two of the three models in Subtopic 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The amendment in this update is effective for fiscal years beginning after December 15, 2021.

We adopted ASU 2020-06 effective January 1, 2022, using a modified retrospective adoption method, which required us to record the initial effect of this guidance as a cumulative-effect adjustment to retained earnings on January 1, 2022. Upon adoption of ASU 2020-06, we recombined the liability and equity components of the convertible senior notes assuming that the instrument was accounted for as only a liability from inception to the date of adoption. We also recombined the liability and equity components of the debt issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the convertible senior notes and are amortized to interest expense using the effective interest method over the contractual term of the convertible senior notes. We also removed the temporary difference between the book and tax treatment of the debt discount and adjusted the temporary difference between the book and tax treatment of the debt issuance costs of the convertible senior notes. The adoption resulted in the recording of the following increases / (decreases) on our consolidated balance sheets (in thousands):

Balance Sheet Caption	As of January 1, 2022
Deferred tax assets	$15,356
Additional paid-in capital	(56,515)
Convertible senior notes, net	61,899
Retained earnings	9,972

Our net income attributable to common stockholders increased $2.0 million and $8.1 million during the three and twelve months ended December 31, 2022, respectively, as a result of adopting ASU 2020-06 due to no longer recording non-cash interest expense related to the amortization of the debt discount associated with the previous equity component of the convertible senior notes. Upon adoption of this guidance on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the convertible senior notes on net income per share, which required us to increase our diluted weighted average common shares outstanding by 3,396,950 shares for the three and twelve months ended December 31, 2022. The impact of ASU 2020-06 on net income attributable to common stockholders and weighted average diluted shares resulted in an increase to basic net income attributable to common stockholders of $0.04 and $0.16 per share and an increase to diluted net income attributable to common stockholders of $0.03 and $0.13 per share during the three and twelve months ended December 31, 2022, respectively. See Note 16 for details on the components of basic and diluted earnings per share.

On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," which includes requirements to disclose current period gross write-offs by year of origination for financing receivables. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance over disclosing current period gross write-offs by year of origination for financial receivables should be applied prospectively. We adopted this guidance during the three months ended March 31, 2022 and there was no impact to the disclosures within the "Allowance for Credit Losses - Notes Receivable" section of Note 9 as there were no write-offs of notes receivable during the year ended December 31, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
On October 28, 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this guidance during the three months ended September 30, 2022 and the adoption did not have a material impact on our consolidated financial statements during the year ended December 31, 2022. Any future financial impact will be dependent on the magnitude and nature of future business combinations.

Note 3. Revenue from Contracts with Customers

Contract Assets

Our assets related to costs incurred to obtain a contract consist of capitalized commission costs and upfront payments made to customers. The current portion of capitalized commission costs and upfront payments made to customers is included in other current assets within our consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to customers is reflected in other assets within our consolidated balance sheets.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the years ended December 31, 2022, 2021 and 2020.

The changes in our contract assets are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning of period balance	$4,520	$4,306	$4,578
Commission costs and upfront payments to a customer capitalized in period	14,270	3,779	3,262
Amortization of contract assets	(4,815)	(3,565)	(3,534)
End of period balance	$13,975	$4,520	$4,306

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning of period balance	$14,837	$12,529	$10,498
Revenue deferred and acquired in period	18,617	13,947	12,247
Revenue recognized from amounts included in contract liabilities	(15,122)	(11,639)	(10,216)
End of period balance	$18,332	$14,837	$12,529

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	December 31,
	2022	2021
Accounts receivable	$128,669	$108,897
Allowance for credit losses	(2,835)	(2,168)
Allowance for product returns	(1,551)	(1,181)
Accounts receivable, net	$124,283	$105,548

For the years ended December 31, 2022 and 2020, we recorded a provision for credit losses on our accounts receivable of $1.2 million and $2.2 million, respectively. For the year ended December 31, 2021, we recorded a reduction to the provision for credit losses on our accounts receivable of $0.8 million.

For the years ended December 31, 2022, 2021 and 2020, we recorded a $4.7 million, $2.5 million and $1.8 million reserve for product returns in our hardware and other revenue, respectively. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Allowance for Credit Losses - Accounts Receivable

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(2,035)	$(133)	$(4,442)	$(254)
(Provision for) / recovery of expected credit losses	(1,199)	43	860	(85)
Write-offs	479	10	1,547	206
End of period balance	$(2,755)	$(80)	$(2,035)	$(133)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	December 31,
	2022	2021
Raw materials	$38,098	$15,823
Finished goods	77,486	59,453
Total inventory	$115,584	$75,276

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
The components of property and equipment, net are as follows (in thousands):

	December 31,
	2022	2021
Furniture, fixtures and office equipment	$9,078	$8,124
Computer software and hardware	32,560	29,490
Internal-use software	8,949	8,957
Construction in progress	1,864	2,059
Leasehold improvements	31,532	30,219
Real property and improvements	10,495	9,252
Land	22,502	1,398
Total property and equipment	116,980	89,499
Accumulated depreciation	(59,808)	(47,786)
Property and equipment, net	$57,172	$41,713

Depreciation expense related to property and equipment for the years ended December 31, 2022, 2021 and 2020 was $11.6 million, $10.4 million and $8.3 million, respectively. Amortization expense related to internal-use software of $0.6 million, $2.0 million and $2.4 million was included in those expenses for the years ended December 31, 2022, 2021 and 2020, respectively. We had no disposals and write-offs of property and equipment that impacted the consolidated statements of operations during the years ended December 31, 2022, 2021 and 2020.

Note 7. Acquisitions

Acquisition of a Business – Noonlight

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

In consideration for the purchase of 85% of the issued and outstanding shares of capital stock of Noonlight, we paid $31.9 million in cash on September 23, 2022, after deducting $1.5 million related to an outstanding loan issued to Noonlight during May of 2022 and $4.9 million related to agreed holdback provisions. See Note 9 for further details on the loan to Noonlight, including the settlement of the outstanding principal and interest. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of Noonlight as of the closing date, the purchase price decreased by less than $0.1 million. The working capital adjustment is expected to be finalized by the first quarter of 2023 and $0.3 million of the holdback is expected to be paid to the stockholders of Noonlight at that time. The remaining amount of the holdback of $4.6 million is expected to be paid to the stockholders of Noonlight by the end of the first quarter of 2024, subject to offset for any indemnification obligations. As a result of the acquisition of Noonlight, we recorded approximately $0.8 million in acquisition-related costs for the year ended December 31, 2022. These costs include expenses directly related to acquiring Noonlight, are expensed as incurred and are included in general and administrative expense in our consolidated statements of operations.

We recorded a measurement period adjustment related to changes in working capital, which resulted in an increase to the purchase consideration by $0.2 million, a decrease to accounts payable of $0.1 million, a decrease accrued expenses by less than $0.1 million and an increase to other current assets of less than $0.1 million. Additionally, we recorded a measurement period adjustment related to the assessment of the net operating losses acquired, which resulted in us recording a deferred tax asset of $2.6 million, which is presented net of the deferred tax liability of $2.3 million previously recorded in the acquisition, and a decrease to goodwill of $2.6 million. The purchase price allocation was not finalized as of December 31, 2022 and is pending the final determination of the working capital adjustment as well as potential future tax adjustments.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020

The table below sets forth the purchase consideration and the preliminary allocation used to estimate the fair value of the tangible and intangible net assets acquired (in thousands):

September 23, 2022
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$31,840
Outstanding principal and interest of loan provided to Noonlight	1,537
Holdback consideration	4,910
Total consideration	$38,287
Estimated Tangible and Intangible Net Assets:
Cash	$188
Accounts receivable	291
Other current and non-current assets	200
Property and equipment	45
Deferred tax assets	272
Developed technology	9,335
Trade names	150
Accounts payable	(321)
Accrued expenses and other current liabilities	(318)
Deferred revenue	(67)
Redeemable noncontrolling interest	(6,770)
Goodwill	35,282
Total tangible and intangible net assets	$38,287

Goodwill of $35.3 million reflects the value of acquired workforce and synergies we expect to achieve from integrating Noonlight's suite of emergency response cloud-managed application program interfaces into our existing comprehensive suite of interactive cloud-based services. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods. We allocate goodwill to reporting units based on expected benefit from synergies and have allocated the goodwill to the Alarm.com segment.

Fair Value of Net Assets Acquired and Intangibles

The acquired activities and assets in the purchase of Noonlight constituted a business and with the exception of contract liabilities accounted for under Topic 606, in accordance with ASC 805, "Business Combinations," the assets and liabilities were recorded at their respective fair values as of September 23, 2022. We developed our estimate of the fair value of intangible net assets using a multi-period excess earnings method for developed technology and the relief from royalty method for the trade name.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
Redeemable Noncontrolling Interests

Our redeemable noncontrolling interest relates to our 85% equity ownership interest in Noonlight. The Noonlight stockholder agreement contains a put option that gives the minority Noonlight stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares and also contains a call option that gives us the right to purchase the remaining Noonlight shares from the minority Noonlight stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2026. The redeemable noncontrolling interest was recorded at fair value on September 23, 2022, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the consolidated balance sheets. The redemption value of the Noonlight noncontrolling interest was $6.8 million as of September 23, 2022 and $6.6 million as of December 31, 2022.

Business Combinations in Operations - Noonlight

The operations of the Noonlight business combination discussed above were included in the consolidated financial statements as of the acquisition date. The pro forma information as well as the revenue and net losses of the business combination were not material to the consolidated financial statements for the year ended December 31, 2022.

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
December 31, 2022, 2021 and 2020
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
December 31, 2022, 2021 and 2020

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

In consideration for the purchase of the developed technology, we paid $4.2 million in cash in December 2021, with the remaining $0.9 million expected to be paid 18 months following the acquisition date, subject to offset for any indemnification obligations. Additionally, we incurred $0.2 million in direct transaction costs related to legal fees during 2021 that were capitalized as a component of the consideration transferred. The combined $5.3 million consideration related to developed technology was recorded as an intangible asset at the time of the asset acquisition and is being amortized on a straight-line basis over an estimated useful life of seven years.

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
December 31, 2022, 2021 and 2020
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

Note 8. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2021	$112,838	$—	$112,838
Goodwill acquired	—	—	—
Measurement period adjustment	63	—	63
Balance as of December 31, 2021	112,901	—	112,901
Goodwill acquired - initial measurement	37,907	—	37,907
Measurement period adjustment	(2,625)	—	(2,625)
Balance as of December 31, 2022	$148,183	$—	$148,183

On September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight and initially recorded $37.9 million of goodwill in the Alarm.com segment. Additionally, we recorded a measurement period adjustment related to the assessment of the net operating losses acquired, which resulted in us recording a decrease to goodwill of $2.6 million. There were no impairments of goodwill recorded during the years ended December 31, 2022, 2021 or 2020. As of December 31, 2022, the accumulated balance of goodwill impairments was $4.8 million, which is related to our acquisition of EnergyHub in 2013.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Total
Balance as of January 1, 2021	$72,670	$28,223	$2,366	$103,259
Intangible assets acquired	—	5,307	—	5,307
Impairment of intangible assets	(86)	—	—	(86)
Amortization	(13,158)	(3,373)	(543)	(17,074)
Balance as of December 31, 2021	59,426	30,157	1,823	91,406
Intangible assets acquired	—	9,335	150	9,485
Amortization	(11,904)	(5,939)	(590)	(18,433)
Balance as of December 31, 2022	$47,522	$33,553	$1,383	$82,458

We recorded $18.4 million, $17.1 million and $16.6 million of amortization related to our intangible assets for the years ended December 31, 2022, 2021 and 2020, respectively. There were no impairments of long-lived intangible assets during the years ended December 31, 2022 and 2020. We determined there was an impairment of $0.1 million for the remaining value of an intangible asset in the Alarm.com segment that was acquired in 2014 related to customer relationships that no longer existed after December 31, 2021, which was included in other (expense) / income, net in our consolidated statements of operations for the year ended December 31, 2021. During the year ended December 31, 2022, we wrote-off $0.7 million in fully amortized intangible assets in the Alarm.com segment that were acquired in 2014 related to customer relationships, developed technology, trade name and other intangible assets that no longer existed as of January 1, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
The following tables reflect the weighted-average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$125,885	$(78,363)	$47,522	7.0
Developed technology	58,478	(24,925)	33,553	5.8
Trade name	3,937	(2,554)	1,383	2.4
Total intangible assets	$188,300	$(105,842)	$82,458	6.5

	December 31, 2021
	Gross Carrying Amount	Impairment of Intangible Assets	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$126,093	$(86)	$(66,581)	$59,426	7.9
Developed technology	49,371	—	(19,214)	30,157	6.5
Trade name	3,815	—	(1,992)	1,823	3.1
Other	234	—	(234)	—	0.0
Total intangible assets	$179,513	$(86)	$(88,021)	$91,406	7.4

The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ended December 31,	Amortization
2023	$17,722
2024	15,477
2025	14,438
2026	12,909
2027	10,651
2028 and thereafter	11,261
Total future amortization expense	$82,458

Note 9. Other Assets

Purchases of Patents and Patent Licenses

From time to time, we enter into agreements to purchase patents or patent licenses. In April 2020, we purchased 30 patents for $0.9 million and in October 2020, we purchased one patent for $0.2 million. The carrying value, net of amortization, of our purchased patents and patent licenses was $1.6 million and $2.2 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, $0.5 million and $0.6 million of patent costs were included in other current assets and $1.1 million and $1.6 million of patent costs were included in other assets, respectively. We have $7.0 million of historical cost in purchased patents and patent licenses as of December 31, 2022. We are amortizing the patent costs over the estimated useful lives of the patents, which range from three years to 18 years. Patent amortization cost of $0.3 million, $0.4 million and $0.4 million was included in cost of SaaS and license revenue in our consolidated statements of operations for each of the years ended December 31, 2022, 2021 and 2020. Patent amortization cost of $0.3 million, $0.3 million and $0.2 million was included in amortization and depreciation in our consolidated statements of operations for the year ended December 31, 2022, 2021 and 2020, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
Loan to a Distribution Partner

In June 2020, we amended an existing term loan with our distribution partner and also amended an existing subordinated credit agreement with the affiliated entity of the distribution partner. At the time of the amended term loan and subordinated credit agreement in June 2020, the outstanding balance of the term loan was $3.0 million and the outstanding balance of the subordinated credit agreement was $3.0 million. Under the amended terms, the distribution partner paid us $2.0 million in principal for the term loan on June 9, 2020 and the remaining $1.0 million was transferred to the amended subordinated credit agreement with the affiliated entity of the distribution partner. As of December 31, 2022 and 2021, there was no remaining amount outstanding related to the amended term loan.

In December 2022, we amended the subordinated credit agreement with the affiliated entity of the distribution partner. The amended subordinated credit agreement matures on June 18, 2027 and interest on the outstanding principal balance accrues at a rate of 12.0% per annum and is payable in kind. Under the amended terms, the distribution partner paid us $1.0 million in paid-in-kind interest in December 2022. As of December 31, 2022 and 2021, $4.0 million and $4.6 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our consolidated balance sheets, respectively.

For the years ended December 31, 2022, 2021 and 2020, we recognized $2.7 million, $3.0 million and $2.4 million of revenue from the distribution partner associated with these loans, respectively.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of December 31, 2022 and 2021, $1.1 million and $1.2 million of principal was outstanding from the service provider partner under the loan agreement, respectively.

For the years ended December 31, 2022, 2021 and 2020, we recognized $0.2 million, $0.2 million and $0.1 million of revenue from the service provider partner associated with this loan, respectively.

Loan to Noonlight

In May 2022, we entered into an agreement with Noonlight, under which we agreed to loan Noonlight $1.5 million, collateralized by the assets of Noonlight. Interest on the outstanding principal accrued at a rate per annum equal to 7.0%. The outstanding interest and principal balances were previously included in other current assets in our consolidated balance sheet and were used to reduce the payment we made on September 23, 2022 to acquire 85% of the issued and outstanding shares of capital stock of Noonlight. As of December 31, 2022, no principal or interest was outstanding from Noonlight under the loan agreement.

Prior to the acquisition of Noonlight on September 23, 2022, for the years ended December 31, 2022, 2021 and 2020, we did not record any revenue from Noonlight.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of December 31, 2022, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the years ended December 31, 2022, 2021 and 2020, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
from orderly transactions for identical or similar investments. As of December 31, 2022 and 2021, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

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

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from the same technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. Our investment in the technology partner was $5.7 million as of December 31, 2022 and 2021, respectively.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of December 31, 2022, our investment in the technology partner supplier was $5.1 million.

Investment in a Platform Partner

On July 31, 2020, a platform partner, in which we held 3,548,820 shares of common stock of the platform partner, was acquired by an unrelated third party. As a result of the sale, we received proceeds of $25.7 million in exchange for our shares of the platform partner's common stock and we recorded a gain of $24.7 million within other (expense) / income, net, in our consolidated statements of operations during the year ended December 31, 2020. As of December 31, 2022 and 2021, our investment in the platform partner was zero.

Allowance for Credit Losses - Notes Receivable

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(79)	$(1)	$(73)	$(16)
Recovery of / (provision for) expected credit losses	77	1	(6)	15
Write-offs	—	—	—	—
End of period balance	$(2)	$—	$(79)	$(1)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	December 31, 2022
Loan Receivables:	2022	2021	2020	2019	2018	Prior	Total
Current	$1,500	$—	$1,093	$1	$—	$4,015	$6,609
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$1,500	$—	$1,093	$1	$—	$4,015	$6,609

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020

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

There were no notes receivable placed on nonaccrual status as of December 31, 2022 and 2021. During the years ended December 31, 2022, 2021 and 2020, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of December 31, 2022 and 2021, there were no notes receivables placed in nonaccrual status for which there was not a related allowance for credit losses. As of December 31, 2022 and 2021, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of December 31, 2022 and 2021, $14.5 million and $17.7 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

Note 10. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts as of December 31, 2022	$510,326	$—	$—	$510,326
Money market accounts as of December 31, 2021	679,278	—	—	679,278

Liabilities:
Subsidiary long-term incentive plan as of December 31, 2022	$—	$—	$—	$—
Subsidiary long-term incentive plan as of December 31, 2021	—	—	3,351	3,351

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
The following table summarizes the change in fair value of the Level 3 liabilities for the subsidiary long-term incentive plan with significant unobservable inputs (in thousands):

	Year Ended December 31,
	2022	2021
Beginning of period balance	$3,351	$1,000
Changes in fair value included in earnings	(247)	2,351
Reclassification to additional paid in capital upon modification	(3,104)	—
End of period balance	$—	$3,351

As of December 31, 2022, $509.6 million of our money market accounts was included in cash and cash equivalents and $0.7 million was included in other assets in our consolidated balance sheets. As of December 31, 2021, $679.3 million of our money market accounts was included in cash and cash equivalents in our consolidated balance sheets. Our money market accounts are valued using quoted prices in active markets. See Note 13 for the carrying amount and estimated fair value of the 2026 Notes as of December 31, 2022 and 2021.

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

The contingent consideration liability consisted of the potential earn-out payment related to our acquisition of 85% of the issued and outstanding capital stock of OpenEye on October 21, 2019. The earn-out payment was contingent on the satisfaction of certain calendar 2020 revenue targets and had a maximum potential payment of up to $11.0 million. During parts of 2019 and 2020, we accounted for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of revenue attributable to perpetual licenses and subscription licenses over the 2020 calendar year. The contingent consideration liability was valued with significant unobservable inputs, including the revenue volatility and the discount rate. Selecting another revenue volatility or discount rate within an acceptable range would not have resulted in a significant change to the fair value of the contingent consideration liability. As of October 21, 2019, the fair value of the liability was $2.8 million. At each reporting date until December 31, 2020, we remeasured the liability, using the same valuation approach. Changes in the fair value resulting from information that existed subsequent to the acquisition date were recorded in general and administrative expense in our consolidated statements of operations. As of December 31, 2020, the 2020 revenue targets were not met and the fair value of the contingent consideration related to the potential earn-out payment decreased to zero as compared to the initial liability recorded at the acquisition date, primarily due to OpenEye's 2020 actual revenue being less than the projected revenue. All contingencies related to the contingent consideration liability were resolved as of December 31, 2020 and no further estimates were necessary as of December 31, 2022.

There were no transfers into Level 3 or reclassifications between levels of the fair value hierarchy during the years ended December 31, 2022, 2021 and 2020.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
Note 11. Leases

We lease office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2031. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $12.1 million.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$10,499	$9,692	$8,888
Cash paid for amounts included in the measurement of operating lease liabilities	12,723	11,809	10,177
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	7,474	5,158	10,073

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term — operating leases	3.4 years	4.2 years
Weighted-average discount rate — operating leases	3.9%	3.6%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
2023	$13,446
2024	12,105
2025	9,915
2026	5,713
2027	805
2028 and thereafter	283
Total lease payments	42,267
Less: imputed interest(2)	2,730
Present value of lease liabilities	$39,537
_______________
(1)Operating lease payments exclude $5.9 million of legally binding minimum lease payments for leases executed but not yet commenced and includes $0.4 million for options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
Note 12. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable	$53,121	$64,751
Accrued expenses	17,539	19,894
Income taxes payable	43,576	—
Other current liabilities	5,421	5,171
Accounts payable, accrued expenses and other current liabilities	$119,657	$89,816

The components of other liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Holdback liability from asset acquisition and business combination	$4,560	$850
Subsidiary long-term incentive plan	—	3,351
Other liabilities	8,490	5,344
Other liabilities	$13,050	$9,545

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

The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day; (2) during the 5 business day period immediately after any 10 consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2026 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the Indenture.

On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2026 Notes, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time,

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
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

As of December 31, 2022 and 2021, the fair value of our 2026 Notes was $411.5 million and $452.5 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $49.48 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of December 31, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal	$500,000	$500,000
Unamortized debt discount	—	(63,520)
Unamortized debt issuance costs	(9,630)	(11,135)
Net carrying amount	$490,370	$425,345

Interest expense related to the 2026 Notes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization of debt discount	$—	$13,678	$—
Amortization of debt issuance costs	3,126	2,139	—
Total interest expense	$3,126	$15,817	$—

2017 Facility

On October 6, 2017, we entered into a $125.0 million senior secured revolving credit facility, or the 2017 Facility, with Silicon Valley Bank, or SVB, as administrative agent, PNC Bank, National Association, as documentation agent, and a syndicate of lenders. Upon entry into the 2017 Facility, we borrowed $72.0 million, which was used to repay the previously outstanding balance under our previous credit facility. The 2017 Facility was set to mature in October 2022 and included an option to further increase the borrowing capacity to $175.0 million with the consent of the lenders. Costs incurred in connection with the 2017 Facility were capitalized and were being amortized as interest expense over the term of the 2017 Facility. The 2017 Facility was secured by substantially all of our assets, including our intellectual property. On March 25, 2020, we borrowed $50.0 million under the 2017 Facility as a precautionary measure in order to provide financial flexibility in light of current uncertainty in the financial markets resulting from the COVID-19 pandemic. On January 20, 2021, we repaid the entire outstanding principal balance of $110.0 million of the 2017 Facility with proceeds from the 2026 Notes. The 2017 Facility was terminated on January 20, 2021 and we recognized an extinguishment loss of $0.2 million in other (expense) / income, net in our consolidated statements of operations during the year ended December 31, 2021 for previously capitalized debt issuance costs related to the 2017 Facility that were unamortized at the time of the termination of the 2017 Facility. There were no amounts outstanding under the 2017 Facility as of December 31, 2022 and 2021 as a result of the termination of the 2017 Facility on January 20, 2021.

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
December 31, 2022, 2021 and 2020
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

Further related to Vivint, on October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint has stopped paying license fees to Alarm.com under the agreement. Vivint has paid the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. There can be no assurance that Alarm.com will be successful in the arbitration proceedings. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, SaaS and license revenue and total revenue will decrease by approximately $6.0 million on a quarterly basis. We also believe that quarterly earnings and cash flow will be impacted by the aforementioned $6.0 million estimate, plus additional legal fees.

We also filed a lawsuit against Vivint on January 4, 2023 in U.S. District Court, Eastern District of Texas, alleging that Vivint infringes 15 of our patents. The case is docketed as No. 2:23-CV-0004-JRG-RSP (E.D. Tex.). We are seeking compensatory and enhanced damages, a permanent injunction and other relief. Vivint’s response to the complaint is due February 27, 2023.

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

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. On February 16, 2023, the ITC issued a final decision in favor of Alarm.com and EnergyHub. Causam has until April 17, 2023 to file an appeal of the decision in federal court.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
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

Further, on November 4, 2022 and January 13, 2023, IOT Innovations LLC sued our service provider Monitronics International, Inc. d/b/a Brinks in U.S. District Court, Eastern District of Texas, alleging patent infringement of certain products and services sold by Monitronics. Monitronics filed a Motion to Dismiss the first-filed case on January 24, 2023. The cases are in the preliminary stages and the extent of Alarm.com’s indemnify obligations to Monitronics has not yet been determined, however should IOT Innovations prevail on the claims that one or more elements of Monitronics’ products or services infringe, we could be required to indemnify Monitronics for damages in the form of a reasonable royalty or Monitronics could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

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

Common and Preferred Stock

As of December 31, 2022 and 2021, there were 50,985,454 and 50,406,606 shares of common stock issued, and 49,452,709 and 50,259,453 shares of common stock outstanding, respectively. As of December 31, 2022 and 2021, there were no preferred shares issued and outstanding. Each outstanding share of common stock is entitled to one vote per share.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
Stock Repurchase Programs

On November 29, 2018, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $75.0 million of our outstanding common stock during the two-year period that ended on November 29, 2020.

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. During the years ended December 31, 2022, 2021 and 2020, we repurchased 1,385,592, zero, and 147,153 shares of our common stock under this program for $78.8 million, zero and $5.1 million, respectively, which includes applicable commissions and fees.

On February 15, 2023, our board of directors authorized, to be effective February 23, 2023, the cancellation of the balance under the stock repurchase program ending December 3, 2023 and also authorized a stock repurchase program, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025.

Shares Withheld

As permitted under the terms of the 2015 Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $4.5 million of tax withholdings related to vesting of restricted stock units during the year ended December 31, 2021. No tax withholdings related to the vesting of restricted stock units were paid during the year ended December 31, 2022. Prior to using the withholding method to satisfy applicable tax withholding requirements for employees, we utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Note 15. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Sales and marketing	$4,342	$4,432	$3,025
General and administrative	15,037	9,941	7,996
Research and development	33,275	24,321	18,155
Total stock-based compensation expense	$52,654	$38,694	$29,176

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options and assumed options	$3,654	$3,707	$3,406
Restricted stock units	48,798	34,799	25,605
Employee stock purchase plan	202	188	165
Total stock-based compensation expense	$52,654	$38,694	$29,176
Tax windfall benefit from stock-based awards	$2,022	$10,063	$8,202

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan, or the 2009 Plan. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than 10 years, commencing on January 1, 2016 through January 1, 2024, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of December 31, 2022, 7,620,703 shares remained available for future grant under the 2015 Plan. In November 2022, our board of directors determined that the January 1, 2023 increase in the number of shares reserved for issuance under the 2015 Plan would be 5.0% of the total number of shares of common stock outstanding on December 31, 2022, or 2,472,635 shares. In December 2021, our board of directors determined that the January 1, 2022 increase in the number of shares reserved for issuance under the 2015 Plan would be 5.0% of the total number of shares of common stock outstanding on December 31, 2021, or 2,512,972 shares. There was no increase to the number of shares of common stock reserved for issuance under the 2015 Plan in the year ended December 31, 2020.

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

Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were no unvested shares of common stock outstanding subject to our right of repurchase as of December 31, 2022 and 2021. We did not repurchase any unvested shares of common stock related to early exercised stock options in connection with employee terminations during the years ended December 31, 2022, 2021 and 2020. There were no proceeds from the early exercise of the unvested stock options reflected in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets as of December 31, 2022 and 2021.

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

There were 184,500, 143,700 and 143,650 stock options granted during the years ended December 31, 2022, 2021 and 2020, respectively. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is 0%.

The following table summarizes the assumptions used for estimating the fair value of stock options granted:

Year Ended December 31,
	2022	2021	2020
Volatility	40.2 - 41.8%	41.8 - 42.6%	39.2 - 42.3%
Expected term	5.2 - 5.3 years	6.2 - 6.7 years	6.2 - 6.7 years
Risk-free interest rate	2.9 - 3.9%	1.0 - 1.2%	0.4 - 1.8%
Dividend rate	—%	—%	—%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,167,481	$35.99	5.7	$57,129
Granted	184,500	60.80
Exercised	(122,664)	20.35		5,725
Forfeited	(41,316)	61.90
Expired	(1,350)	2.95
Outstanding as of December 31, 2022	1,186,651	$40.60	5.6	$18,309
Vested and expected to vest as of December 31, 2022	1,186,651	$40.60	5.6	$18,309
Exercisable as of December 31, 2022	758,291	$29.05	4.1	$17,347

The weighted average grant date fair value for our stock options granted during the years ended December 31, 2022, 2021 and 2020 was $24.68, $36.63 and $16.79, respectively. The total fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $3.3 million, $3.4 million and $3.6 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $5.7 million, $21.9 million and $33.4 million, respectively. As of December 31, 2022, the total compensation cost related to nonvested awards not yet recognized was $5.6 million, which will be recognized over a weighted average period of 2.4 years. Cash received from exercises of stock options was $2.5 million, $4.2 million and $10.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units

There was an aggregate of 1,123,076, 837,576 and 498,416 RSUs without performance conditions granted to certain of our employees and directors during the years ended December 31, 2022, 2021 and 2020, respectively. There was an aggregate of 168,223, 120,314 and 66,000 RSUs with performance conditions granted to certain of our employees during the years ended December 31, 2022, 2021 and 2020, respectively. The time-based RSUs vest over a five-year period from the vesting commencement date, which is generally the grant date. The performance-based RSUs vest when the related performance conditions are met. Vested RSUs include the amount of shares withheld to satisfy tax withholding requirements to be paid by us on behalf of our employees, when applicable. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense for time-based RSUs using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The condition for vesting of the RSUs is based on continued employment. We recognize stock-based compensation expense for performance-based RSUs based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. As of December 31, 2022, the total unrecognized compensation expense related to RSUs without performance conditions was $82.9 million, which is expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2022, the total unrecognized compensation expense related to RSUs with performance conditions was $12.3 million, which is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes RSU activity:

	RSUs without Performance Conditions			RSUs with Performance Conditions
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,797,899	$64.71	$152,480	129,718	$76.64	$11,001
Granted	1,123,076	63.76		168,223	71.64
Vested	(429,892)	56.46	27,907	—	—	—
Forfeited	(223,229)	66.15		(3,019)	62.38
Outstanding as of December 31, 2022	2,267,854	$65.67	$112,213	294,922	$73.94	$14,593
Vested and expected to vest as of December 31, 2022	2,267,854	$65.67	$112,213	279,267	$73.17	$13,818

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020

The weighted average grant date fair value for our RSUs without performance conditions granted during the years ended December 31, 2022, 2021 and 2020 was $63.76, $86.35 and $50.61, respectively. The weighted average grant date fair value for our RSUs with performance conditions granted during the years ended December 31, 2022, 2021 and 2020 was $71.64, $87.53 and $56.83, respectively. The total fair value of RSUs without performance conditions vested during the years ended December 31, 2022, 2021 and 2020 was $24.3 million, $20.9 million and $9.0 million, respectively. The total fair value of RSUs with performance conditions vested during the years ended December 31, 2022, 2021 and 2020 was zero, $1.1 million and zero, respectively.

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of December 31, 2022, 1,929,629 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. There was no increase to the number of shares of common stock reserved for issuance under the 2015 ESPP in any of 2020, 2021 or 2022 nor will the number of shares be increased in 2023. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. An aggregate of 24,994, 19,628 and 29,933 shares were purchased by employees for the years ended December 31, 2022, 2021 and 2020, respectively, for which we recognized $0.2 million of compensation expense during each of those years. Compensation expense is recognized for the amount of the discount, net of actual forfeitures and voluntary withdrawals, over the six-month purchase period.

Note 16. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
Numerator:	2022	2021	2020
Net income	$55,631	$51,175	$76,660
Net loss attributable to redeemable noncontrolling interests	707	1,084	1,193
Net income attributable to common stockholders - basic (A)	$56,338	$52,259	$77,853
Add back interest expense, net of tax, attributable to convertible senior notes	2,352	—	—
Net income attributable to common stockholders - diluted (B)	$58,690	$52,259	$77,853
Denominator:
Weighted average common shares outstanding — basic (C)	49,926,236	49,869,857	48,950,328
Dilutive effect of convertible senior notes, stock options and restricted stock units	5,006,521	2,050,045	2,012,862
Weighted average common shares outstanding — diluted (D)	54,932,757	51,919,902	50,963,190
Net income per share:
Basic (A/C)	$1.13	$1.05	$1.59
Diluted (B/D)	$1.07	$1.01	$1.53

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Stock options	393,042	142,660	158,515
Restricted stock units	242,842	11,630	62,194

Our redeemable noncontrolling interests relate to our 85% equity ownership interest in OpenEye and Noonlight. See Note 2 and Note 7 for details on the put options and call options contained in the OpenEye and Noonlight stockholder agreements.

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

Upon adoption of ASU 2020-06 on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the year ended December 31, 2022. Additionally, we included $2.4 million of debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the year ended December 31, 2022.

Note 17. Significant Service Providers and Distributors

During the years ended December 31, 2022, 2021 and 2020, our 10 largest revenue service provider partners or distributors accounted for 49%, 47% and 48% of our consolidated revenue. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the years ended December 31, 2022, 2021 and 2020.

Two service provider partners or distributors in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2022. One service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2021.

Note 18. Income Taxes

The components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$44,591	$2,678	$3,583
State	10,730	1,437	2,735
Foreign	680	894	438
Total Current	56,001	5,009	6,756
Deferred
Federal	(45,609)	(9,295)	(3,628)
State	(9,271)	(820)	372
Foreign	(159)	—	—
Total Deferred	(55,039)	(10,115)	(3,256)
Total	$962	$(5,106)	$3,500

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
The difference between the income tax expense at the federal statutory rate and income tax expense in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income tax expense, net of federal benefits	1.0	(1.0)	1.4
Nondeductible meals and entertainment	0.9	0.5	0.1
Foreign-derived intangible income deduction	(7.0)	(1.7)	(1.4)
Valuation allowance	0.4	1.1	1.3
Research and development tax credits	(16.5)	(17.7)	(9.4)
Tax windfall benefits	(3.0)	(18.8)	(8.8)
Foreign withholding tax	1.2	1.9	0.5
Nondeductible compensation	1.8	1.9	—
Other	1.9	1.7	(0.3)
Effective rate	1.7%	(11.1)%	4.4%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
The components of our net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets, non-current
Provision for credit losses on accounts receivable	$1,073	$847
Depreciation	445	281
Accrued expenses	5,288	4,749
Deferred revenue	2,274	2,061
Operating lease liabilities	9,757	10,619
Stock-based compensation	22,191	15,461
Acquisition costs	2,363	2,627
Subsidiary unit compensation	—	804
Inventory reserve	654	439
Debt issuance costs	—	402
Net operating losses	3,492	1,262
Tax credits	3,085	9,405
Capitalized research and development expenditures	53,901	—
Other	786	577
Total deferred tax assets, non-current prior to valuation allowance	105,309	49,534
Valuation allowance	(2,591)	(2,209)
Total deferred tax assets, non-current, net of valuation allowance	102,718	47,325
Deferred tax liabilities, non-current
Intangible assets and prepaid patent licenses	(4,354)	(2,905)
Operating lease right-of-use assets	(7,134)	(7,534)
Depreciation	(5,828)	(6,446)
Sales commissions	(1,138)	(896)
Internally developed software	—	(147)
Equity investments	(79)	(92)
Convertible debt discount	—	(15,758)
Total deferred tax liabilities, non-current	(18,533)	(33,778)
Net deferred tax assets, non-current	$84,185	$13,547

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest expense) is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$5,541	$4,228	$3,065
Additions based on tax positions of the current year	1,881	1,526	1,166
Additions based on tax positions of prior year	225	15	656
Decreases based on tax positions of prior year	(51)	(10)	(259)
Decreases due to lapse of applicable statute of limitations	—	(218)	(400)
Ending balance	$7,596	$5,541	$4,228

Our effective income tax rates were 1.7%, (11.1)% and 4.4% for the years ended December 31, 2022, 2021 and 2020, respectively. Our effective tax rates were below the 21.0% statutory rate primarily due to research and development tax credits claimed, foreign derived intangible income deductions and tax windfall benefits from employee stock-based payment transactions, partially offset by the impact of nondeductible expenses, foreign withholding taxes and state taxes.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Due to the uncertainty of realization of certain deferred tax assets acquired in 2017 related to our Canadian net operating losses and research and development tax credits, we established a valuation allowance of $0.3 million during the second quarter of 2019, which remained at $0.3 million as of December 31, 2021 and, due to evidence indicating it was more likely than not that the Canadian tax attributes would be realized prior to expiration, the Canadian valuation allowance was reduced to zero as of December 31, 2022. During 2020, we established a valuation allowance of $1.3 million for state research and development tax credit carryforwards, which increased to $1.9 million as of December 31, 2021 and increased to $2.6 million as of December 31, 2022.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits liability of $2.1 million, $1.4 million and $1.1 million primarily for research and development tax credits claimed during the years ended December 31, 2022, 2021 and 2020, respectively. We believe that it is reasonably possible within the next 12 months that a decrease of up to $0.7 million in unrecognized tax benefits may be recognized as a result of a lapse of the statute of limitations.

Our unrecognized tax benefits as of December 31, 2022 and 2021 includes unrecognized tax benefits of $7.4 million and $5.4 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate.

As of December 31, 2022 and 2021, we accrued $0.3 million and $0.2 million of total interest expense related to unrecognized tax benefits, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of December 31, 2022, we had gross U.S. federal net operating loss carryforwards of $15.1 million, which will begin to expire in 2031 and we had Canadian Federal net operating loss carryforwards of $0.6 million, which are scheduled to begin to expire in 2034. As of December 31, 2022, we had state net operating loss carryforwards of $2.0 million, which will begin to expire in 2034. As of December 31, 2022, we had no federal research and development tax credit carryforwards. As of December 31, 2022, we had state research and development tax credit carryforwards of $3.5 million, which will begin to expire in 2030. The federal net operating loss carryforward arose in connection with the 2013 acquisition of EnergyHub and the 2022 acquisition of Noonlight. Utilization of the acquired EnergyHub and Noonlight net operating loss carryforwards may be subject to annual limitations due to ownership change limitations as provided by the Internal Revenue Code of 1986, as amended.

Our tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. On October 13, 2021, the Internal Revenue Service commenced an examination of our federal income tax return for 2018 and on August 12, 2022, the Internal Revenue Service expanded the examination to include our federal income tax return for 2019, both of which are ongoing. The anticipated completion date of the Internal Revenue Service examinations cannot be estimated at this time.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94%, 95% and 94% of our revenue, net of intersegment eliminations, for the years ended December 31, 2022, 2021 and 2020, respectively. Our Other segment is focused on researching, developing and offering

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020
residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Year Ended December 31, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$478,134	$42,243	$—	$—	$520,377
Hardware and other revenue	317,937	9,097	(4,067)	(785)	322,182
Total revenue	796,071	51,340	(4,067)	(785)	842,559
Operating income / (loss)	66,744	(16,255)	417	131	51,037
Assets	1,366,343	53,927	(90,929)	34	1,329,375

	Year Ended December 31, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$426,823	$33,549	$—	$—	$460,372
Hardware and other revenue	284,721	9,275	(3,089)	(2,310)	288,597
Total revenue	711,544	42,824	(3,089)	(2,310)	748,969
Operating income / (loss)	70,646	(9,590)	766	(250)	61,572
Assets	1,264,416	37,198	(69,595)	(4)	1,232,015

	Year Ended December 31, 2020
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$366,815	$26,442	$—	$—	$393,257
Hardware and other revenue	219,826	14,254	(3,093)	(6,241)	224,746
Total revenue	586,641	40,696	(3,093)	(6,241)	618,003
Operating income / (loss)	59,194	(2,908)	393	(381)	56,298

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $26.8 million, $32.3 million and $38.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2022, 2021 and 2020.

Depreciation and amortization expense was $29.6 million, $29.3 million and $27.2 million for the Alarm.com segment for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation and amortization expense was $1.2 million, $0.4 million and $0.3 million for the Other segment for the years ended December 31, 2022, 2021 and 2020, respectively. Additions to property and equipment were $28.4 million, $9.7 million and $16.4 million for the Alarm.com segment for the years ended December 31, 2022, 2021 and 2020, respectively. Additions to property and equipment were $0.3 million, $0.5 million and $1.1 million for the Other segment for the years ended December 31, 2022, 2021 and 2020, respectively.

We derived substantially all revenue from North America for the years ended December 31, 2022, 2021 and 2020. Substantially all of our long-lived assets were in North America as of December 31, 2022 and 2021.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2022, 2021 and 2020

Note 20. Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly consolidated statement of operations data for each of our eight most recently completed quarters. In the opinion of management, the information for each of these quarters has been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of financial information in accordance with GAAP. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. In particular, the COVID-19 pandemic also disrupted and may intermittently continue to disrupt our sales channels due to restrictions imposed from time to time on our service providers’ ability to meet with residential and commercial property owners who use our solutions. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions including, the path of the COVID-19 pandemic, the evolution of COVID-19 variants or the emergence of other public health crises. Additionally, increases in freight shipment and inventory component costs have resulted in an increase to our cost of hardware revenue during 2021 and portions of 2022.

Information about current period and prior period acquisitions that may affect the comparability of the selected financial information presented below is included in Note 7. Information about the 2026 Notes issued in January 2021 and the related interest expense, which may affect the comparability of the quarterly financial data presented below, is included in Note 13. Information about the adoption of ASU 2020-06 and the elimination of non-cash interest expense related to the amortization of the debt discount associated with the equity component for the 2026 Notes, which may affect the comparability of the quarterly financial data presented below, is included in Note 2. The selected consolidated statements of operation data in amounts are presented below (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2021	June 30, 2021	Sept. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	June 30, 2022	Sept. 30, 2022	Dec. 31, 2022
Total revenue	$172,498	$188,857	$192,324	$195,290	$205,437	$212,845	$216,138	$208,139
Total cost of revenue	65,762	77,367	80,384	82,386	90,087	87,336	85,586	79,572

Net income	14,550	14,490	13,294	8,841	8,903	10,828	18,110	17,790
Net income attributable to common stockholders	14,830	14,745	13,538	9,146	9,079	10,842	18,332	18,085
Net income per share attributable to common stockholders
Basic	$0.30	$0.30	$0.27	$0.18	$0.18	$0.22	$0.37	$0.36
Diluted	$0.29	$0.28	$0.26	$0.18	$0.18	$0.21	$0.35	$0.34

Schedule II – Valuation and Qualifying Accounts and Reserves

Alarm.com Holdings, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Other Accounts		Deductions	Balance at End of Year
Year Ended December 31, 2022
Allowance for credit losses on accounts receivable	$2,168	$—	$1,156		$(489)	$2,835
Allowance for product returns	1,181	4,746	—		(4,376)	1,551
Allowance for credit losses on notes receivable	80	—	(78)		—	2
Deferred tax valuation allowance	2,209	—	1,337		(955)	2,591
Year Ended December 31, 2021
Allowance for credit losses on accounts receivable	$4,696	$—	$(775)		$(1,753)	$2,168
Allowance for product returns	1,480	2,494	—		(2,793)	1,181
Allowance for credit losses on notes receivable	89	—	(9)		—	80
Deferred tax valuation allowance	1,568	—	641		—	2,209
Year Ended December 31, 2020
Allowance for credit losses on accounts receivable	$2,584	$—	$2,530	(1)	$(418)	$4,696
Allowance for product returns	1,075	1,795	—		(1,390)	1,480
Allowance for credit losses on notes receivable	16	—	90	(1)	(17)	89
Deferred tax valuation allowance	322	—	1,246		—	1,568
_______________
(1) Includes the 2020 impact of the adoption of Topic 326 of $0.4 million for the allowance for credit losses on accounts receivable and $0.4 million for the allowance for credit losses on note receivable.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2022. The report of PricewaterhouseCoopers LLP is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

On September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight. In accordance with guidance issued by the Securities and Exchange Commission, management's assessment of the effectiveness of our internal control over financial reporting excluded the internal control activities of Noonlight, which is included in our December 31, 2022 consolidated financial statements, for which total assets and total revenue of Noonlight represented less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have taken precautionary measures intended to help protect our employees, service providers and subscribers, as well as the communities in which we participate, including enabling substantially all of our employees to partially work remotely. We continue to follow our previously implemented hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. Both the precautionary measures and return to office plan have not materially impacted our internal control over financial reporting during our fiscal year ended December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

We will file a definitive Proxy Statement for our Annual Meeting, or our 2023 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of our 2023 Proxy Statement under the captions "Information Regarding Committees of the Board of Directors," "Election of Directors" and "Executive Officers."

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of our 2023 Proxy Statement under the captions "Executive Compensation," "Director Compensation" and “Information Regarding Committees of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of our 2023 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of our 2023 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section of our 2023 Proxy Statement under the caption "Principal Accountant Fees and Services" and “Pre-Approval Policies and Procedures.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

    (1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm
    (2) Consolidated Financial Statement Schedule
    (3) Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated as of June 23, 2016	8-K	001-37461	2.1	June 23, 2016
2.2	Amendment No. 1 to Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated November 15, 2016	8-K	001-37461	2.1	November 16, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	June 10, 2021
3.2	Amended and Restated Bylaws of the Registrant	10-K	001-37461	3.2	February 24, 2022
4.1	Indenture, dated as of January 20, 2021, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37461	4.1	January 20, 2021
4.2	Form of Global Note, representing Alarm.com Holdings, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-37461	4.2	January 20, 2021
4.3	Form of Common Stock Certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.4	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
4.5	Description of Securities Registered Pursuant To Section 12 of the Securities Exchange Act of 1934, As Amended	10-K	001-37461	4.5	February 24, 2022
10.1	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.2	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015	10-Q	001-37461	10.1	August 15, 2016
10.3	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015	10-Q	001-37461	10.2	August 15, 2016
10.4	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016	10-Q	001-37461	10.3	August 15, 2016
10.5	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016	10-Q	001-37461	10.3	November 14, 2016
10.6	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017	10-K	001-37461	10.7	March 16, 2017
10.7	Sixth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated October 10, 2018	10-K	001-37461	10.8	March 1, 2019
10.8	Seventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated May 16, 2019	10-Q	001-37461	10.1	August 9, 2019
10.9	Eighth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated July 17, 2019	10-Q	001-37461	10.2	August 9, 2019

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.10	Ninth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated March 12, 2020	10-Q	001-37461	10.1	May 7, 2020
10.11	Tenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 17, 2020	10-K	001-37461	10.11	February 25, 2021
10.12	Eleventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 21, 2021	10-K	001-37461	10.12	February 24, 2022
10.13	Twelfth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated January 12, 2022	10-K	001-37461	10.13	February 24, 2022
10.14†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.15†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.16†	Form of Option Grant Package under 2015 Equity Incentive Plan	10-Q	001-37461	10.1	May 5, 2022
10.17†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	10-Q	001-37461	10.2	May 5, 2022
10.18†	Form of Early Exercise Restricted Stock Purchase Agreement	10-K	001-37461	10.7	February 29, 2016
10.19†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.20†	Alarm.com Holdings, Inc. Executive Bonus Plan	10-Q	001-37461	10.1	May 9, 2019
10.21†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 11, 2015
10.22†	Offer Letter by and between the Registrant and Steve Valenzuela dated October 12, 2016	8-K	001-37461	10.1	November 14, 2016
10.23^	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016	10-Q	001-37461	10.2	November 14, 2016
10.24	Class Action Settlement Agreement by and between Alarm.com Holdings, Inc., Alarm.com Incorporated, Abante Rooter and Plumbing, Inc., Mark Hankins and Philip J. Charvat, individually and on behalf of all others similarly situated	10-K	001-37461	10.27	March 1, 2019
10.25^	First Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of December 9, 2019	10-K	001-37461	10.23	February 26, 2020
10.26	Indemnity Agreement by and between Alarm.com Holdings, Inc. and Simone Wu	10-K	001-37461	10.24	February 26, 2020
10.27^	Second Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of November 4, 2020	10-K	001-37461	10.27	February 25, 2021
10.28^	Third Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of July 1, 2021	10-Q	001-37461	10.1	November 4, 2021
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Alarm.com Holdings, Inc.

Date:	February 24, 2023	By:	/s/ Stephen Trundle
Stephen Trundle
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Trundle	Chief Executive Officer	February 24, 2023
Stephen Trundle	(Principal Executive Officer)

/s/ Steve Valenzuela	Chief Financial Officer	February 24, 2023
Steve Valenzuela	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy McAdam	Chairman of the Board of Directors	February 24, 2023
Timothy McAdam

/s/ Donald Clarke	Director	February 24, 2023
Donald Clarke

/s/ Rear Admiral Stephen Evans	Director	February 24, 2023
Rear Admiral (Ret.) Stephen Evans

/s/ Darius G. Nevin	Director	February 24, 2023
Darius G. Nevin

/s/ Timothy J. Whall	Director	February 24, 2023
Timothy J. Whall

/s/ Simone Wu	Director	February 24, 2023
Simone Wu