Form 10-Q
period 2023-03-31
Alarm.com Holdings, Inc.
filed 2023-05-10
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 3, 2023, there were 49,839,410 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
SaaS and license revenue	$135,394	$123,225
Hardware and other revenue	74,322	82,212
Total revenue	209,716	205,437
Cost of revenue(1):
Cost of SaaS and license revenue	19,583	16,894
Cost of hardware and other revenue	56,589	73,193
Total cost of revenue	76,172	90,087
Operating expenses:
Sales and marketing	26,645	23,192
General and administrative	28,499	23,994
Research and development	61,908	51,490
Amortization and depreciation	7,673	7,761
Total operating expenses	124,725	106,437
Operating income	8,819	8,913
Interest expense	(868)	(784)
Interest income	5,182	143
Other (expense) / income, net	(148)	13
Income before income taxes	12,985	8,285
Benefit from income taxes	(1,222)	(618)
Net income	14,207	8,903
Net loss attributable to redeemable noncontrolling interests	209	176
Net income attributable to common stockholders	$14,416	$9,079

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.29	$0.18
Diluted	$0.28	$0.18
Weighted average common shares outstanding:
Basic	49,584,890	50,206,179
Diluted	54,296,321	55,170,781
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$14,207	$8,903
Other comprehensive income
Foreign currency translation adjustment	170	—
Total other comprehensive income	170	—
Comprehensive income	14,377	8,903
Comprehensive loss attributable to redeemable noncontrolling interests	209	176
Comprehensive income attributable to common stockholders	$14,586	$9,079

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$606,428	$622,165
Accounts receivable, net of allowance for credit losses of $3,199 and $2,835, and net of allowance for product returns of $1,869 and $1,551 as of March 31, 2023 and December 31, 2022, respectively	125,885	124,283
Inventory	117,874	115,584
Other current assets, net of allowance for credit losses of $0 as of March 31, 2023 and December 31, 2022	30,676	29,056
Total current assets	880,863	891,088
Property and equipment, net	57,100	57,172
Intangible assets, net	85,645	82,458
Goodwill	155,287	148,183
Deferred tax assets	111,232	84,185
Operating lease right-of-use assets	30,491	28,933
Other assets, net of allowance for credit losses of $2 as of March 31, 2023 and December 31, 2022	36,912	37,356
Total assets	$1,357,530	$1,329,375
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$120,634	$119,657
Accrued compensation	19,577	25,582
Deferred revenue	8,776	7,540
Operating lease liabilities	12,243	12,157
Total current liabilities	161,230	164,936
Deferred revenue	11,455	10,792
Convertible senior notes, net and other long-term debt	492,000	490,370
Operating lease liabilities	28,279	27,380
Other liabilities	13,345	13,050
Total liabilities	706,309	706,528
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	25,840	23,988
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 51,255,389 and 50,985,454 shares issued; and 49,722,644 and 49,452,709 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	513	510
Additional paid-in capital	509,132	497,199
Treasury stock, at cost; 1,532,745 shares as of March 31, 2023 and December 31, 2022	(83,993)	(83,993)
Accumulated other comprehensive income	170	—
Retained earnings	199,559	185,143
Total stockholders’ equity	625,381	598,859
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,357,530	$1,329,375

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows used in operating activities:	2023	2022
Net income	$14,207	$8,903
Adjustments to reconcile net income to net cash flows used in operating activities
Provision for credit losses on accounts receivable	540	54
Reserve for product returns	1,151	798
Recovery of credit losses on notes receivable	—	(78)
Amortization on patents and tooling	316	353
Amortization and depreciation	7,673	7,761
Amortization of debt issuance costs	784	780
Amortization of operating leases	2,750	2,473
Deferred income taxes	(26,895)	(10,650)
Change in fair value of contingent liability	13	—
Stock-based compensation	12,686	12,110
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(1,843)	1,629
Inventory	377	(11,161)
Other current and non-current assets	(689)	(3,225)
Accounts payable, accrued expenses and other current liabilities	(9,617)	(21,450)
Deferred revenue	1,899	782
Operating lease liabilities	(3,362)	(2,975)
Other liabilities	(3,511)	(65)
Cash flows used in operating activities	(3,521)	(13,961)
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(9,696)	—
Additions to property and equipment	(2,398)	(2,171)
Issuances of notes receivable	(300)	—
Receipt of payments on notes receivable	13	16
Capitalized software development costs	(362)	—
Purchase of investment in unconsolidated entity	(200)	—
Cash flows used in investing activities	(12,943)	(2,155)
Cash flows from / (used in) financing activities:
Purchases of treasury stock	—	(23,331)
Payments of acquired debt	(469)	—
Issuances of common stock from equity-based plans	1,311	1,080
Cash flows from / (used in) financing activities	842	(22,251)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13	—
Net decrease in cash, cash equivalents and restricted cash	(15,609)	(38,367)
Cash, cash equivalents and restricted cash at beginning of the period	622,879	710,621
Cash, cash equivalents and restricted cash at end of the period	$607,270	$672,254

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$606,428	$671,753
Restricted cash included in other current assets and other assets	842	501
Total cash, cash equivalents and restricted cash	$607,270	$672,254

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2022	$23,988	50,985	$510	$497,199	1,533	$(83,993)	$—	$185,143	$598,859
Common stock issued in connection with equity-based plans	—	270	3	1,308	—	—	—	—	1,311
Stock-based compensation expense	—	—	—	12,686	—	—	—	—	12,686
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,061	—	—	(2,061)	—	—	—	—	(2,061)
Net income / (loss) attributable to common stockholders	(209)	—	—	—	—	—	—	14,416	14,416
Other comprehensive income	—	—	—	—	—	—	170	—	170
Balance as of March 31, 2023	$25,840	51,255	$513	$509,132	1,533	$(83,993)	$170	$199,559	$625,381

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2021	$12,888	50,407	$504	$498,979	147	$(5,149)	$118,833	$613,167
Adoption of accounting standard on debt with conversion and other options	—	—	—	(56,515)	—	—	9,972	(46,543)
Common stock issued in connection with equity-based plans	—	85	1	1,079	—	—	—	1,080
Purchase of treasury stock	—	—	—	—	354	(23,331)	—	(23,331)
Stock-based compensation expense	—	—	—	12,110	—	—	—	12,110
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,569	—	—	(2,569)	—	—	—	(2,569)
Net income / (loss) attributable to common stockholders	(176)	—	—	—	—	—	9,079	9,079
Balance as of March 31, 2022	$15,281	50,492	$505	$453,084	501	$(28,480)	$137,884	$562,993

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023 and 2022

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. Our cloud-based platform offers an expansive suite of Internet of Things, or IoT, solutions addressing opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solutions include security, video and video analytics, energy management, access control, electric utility grid management, indoor gunshot detection, water management, health and wellness and data-rich emergency response. Our solutions are delivered through an established network of trusted service provider partners, who are experts at selling, installing and supporting our solutions. The number of our service provider partners exceeded 11,000 as of December 31, 2022. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2023, or the Annual Report. The condensed consolidated balance sheet as of December 31, 2022 was derived from our audited financial statements but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine, disruptions to global supply chains, rising interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2023, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. Because of the use of estimates inherent in the financial reporting process and in light of the continuing uncertainty arising from the Macroeconomic Conditions, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, the lease term and incremental borrowing rates for leases, stock-based compensation, income taxes, legal reserves and goodwill, intangible assets and other long-lived assets.

Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three months ended March 31, 2023 from those disclosed in our Annual Report.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity and excluded from net income. Our other comprehensive income consists of foreign currency translation adjustments.

Foreign Currency

For foreign operations where substantially all monetary transactions are in the local currency, we use the local currency as our functional currency. For these foreign operations, assets and liabilities are translated at period-end exchange rates and revenue and expense items are translated at weighted-average exchange rates prevailing during the periods being reported. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment within accumulated other comprehensive income, a separate component of stockholders’ equity. Gains or losses from foreign currency remeasurements that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in our results of operations.

Note 3. Revenue from Contracts with Customers

Contract Assets

The changes in our contract assets are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning of period balance	$13,975	$4,520
Commission costs and upfront payments to a customer capitalized in period	1,673	806
Amortization of contract assets	(1,769)	(846)
End of period balance	$13,879	$4,480

Contract Liabilities

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning of period balance	$18,332	$14,837
Revenue deferred in period	5,940	3,990
Revenue recognized from amounts included in contract liabilities	(4,041)	(3,208)
End of period balance	$20,231	$15,619

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$130,953	$128,669
Allowance for credit losses	(3,199)	(2,835)
Allowance for product returns	(1,869)	(1,551)
Accounts receivable, net	$125,885	$124,283

For the three months ended March 31, 2023, we recorded a provision for credit losses of $0.5 million, as compared to $0.1 million for the same period in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
For the three months ended March 31, 2023, we recorded a $1.2 million reserve for product returns in our hardware and other revenue, as compared to $0.8 million for the same period in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three months ended March 31, 2023, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three months ended March 31, 2023, as compared to historical periods.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three months ended March 31, 2023, we recorded credit loss expense for accounts receivable and notes receivable of $0.5 million in general and administrative expense in our condensed consolidated statements of operations. For the three months ended March 31, 2022, we recorded a reduction of credit loss expense of $0.1 million in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(2,755)	$(80)	$(2,035)	$(133)
(Provision for) / recovery of expected credit losses	(506)	(34)	(155)	101
Write-offs	159	17	68	1
End of period balance	$(3,102)	$(97)	$(2,122)	$(31)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$38,684	$38,098
Work-in-process	489	—
Finished goods	78,701	77,486
Total inventory	$117,874	$115,584

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
Note 6. Acquisitions

Acquisition of a Business - EBS

On January 18, 2023, one of our wholly-owned subsidiaries acquired 100% of the issued and outstanding shares of capital stock of EBS Spółka z ograniczoną odpowiedzialnością, or EBS, an international producer of universal smart communicator devices, headquartered in Warsaw, Poland. We believe this acquisition will assist in the continued expansion of our international operations as well as benefit our supply chain operations.

In consideration for the purchase of EBS, we paid $9.8 million in cash on January 18, 2023, after deducting $2.2 million related to agreed holdback provisions. An earn-out up to an additional $2.5 million is payable if certain performance targets are met, which was recorded at the acquisition date fair value of $2.0 million. The acquisition was accounted for as a business combination within our Alarm.com segment. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is pending the final determination of the working capital adjustment as well as tax adjustments. The overall impacts to our condensed consolidated financial statements were not considered material for the three months ended March 31, 2023.

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

In consideration for the purchase of 85% of the issued and outstanding shares of capital stock of Noonlight, we paid $31.9 million in cash on September 23, 2022, after deducting $1.5 million related to an outstanding loan issued to Noonlight during May of 2022 and $4.9 million related to agreed holdback provisions. The working capital adjustment was finalized during the first quarter of 2023 and $0.4 million will be paid during the second quarter of 2023. The remaining amount of the holdback of $4.6 million is expected to be paid to the stockholders of Noonlight by the end of the first quarter of 2024, subject to offset for any indemnification obligations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
The table below sets forth the purchase consideration and the fair value allocation of the tangible and intangible net assets acquired (in thousands):

September 23, 2022
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$31,805
Outstanding principal and interest of loan provided to Noonlight	1,537
Holdback consideration	4,910
Total consideration	$38,252
Tangible and Intangible Net Assets:
Cash	$188
Accounts receivable	291
Other current and non-current assets	200
Property and equipment	45
Deferred tax assets	424
Developed technology	9,335
Trade names	150
Accounts payable	(321)
Accrued expenses and other current liabilities	(318)
Deferred revenue	(67)
Redeemable noncontrolling interest	(6,770)
Goodwill	35,095
Total tangible and intangible net assets	$38,252

Goodwill of $35.1 million reflects the value of acquired workforce and synergies we expect to achieve from integrating Noonlight's suite of emergency response cloud-managed application program interfaces into our existing comprehensive suite of interactive cloud-based services. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods. We allocate goodwill to reporting units based on expected benefit from synergies and have allocated the goodwill to the Alarm.com segment.

Fair Value of Net Assets Acquired and Intangibles

The acquired activities and assets in the purchase of Noonlight constituted a business and with the exception of contract liabilities accounted for under Topic 606, in accordance with Accounting Standards Codification, or ASC 805, "Business Combinations," the assets and liabilities were recorded at their respective fair values as of September 23, 2022. We developed the fair value of intangible net assets using a multi-period excess earnings method for developed technology and the relief from royalty method for the trade name.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest related to our 85% equity ownership interest in Noonlight. The Noonlight stockholder agreement contains a put option that gives the minority Noonlight stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares and also contains a call option that gives us the right to purchase the remaining Noonlight shares from the minority Noonlight stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2026. This redeemable noncontrolling interest was recorded at fair value on September 23, 2022, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redemption value of the Noonlight noncontrolling interest was $6.8 million as of September 23, 2022 and $6.6 million as of March 31, 2023.

Business Combinations in Operations - Noonlight

The operations of the Noonlight business combination discussed above were included in the condensed consolidated financial statements as of the acquisition date. The pro forma information as well as the revenue and net losses of the business combination were not material to the condensed consolidated financial statements in the year of acquisition.

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2023	$148,183	$—	$148,183
Goodwill acquired	7,200	—	7,200
Measurement period adjustment	(187)	—	(187)
Foreign currency translation adjustment	91	—	91
Balance as of March 31, 2023	$155,287	$—	$155,287

On January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS and initially recorded $7.2 million of goodwill in the Alarm.com segment. The measurement period adjustment relates to the finalization of the Noonlight working capital adjustment as well as the tax adjustment during the three months ended March 31, 2023.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Total
Balance as of January 1, 2023	$47,522	$33,553	$1,383	$—	$82,458
Intangible assets acquired	2,395	4,516	537	—	7,448
Capitalized software development costs	—	—	—	362	362
Amortization	(2,670)	(1,776)	(177)	—	(4,623)
Balance as of March 31, 2023	$47,247	$36,293	$1,743	$362	$85,645

We recorded $4.6 million of amortization related to our intangible assets for each of the three months ended March 31, 2023 and 2022. There were no impairments of long-lived intangible assets during the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2022, we wrote-off $0.7 million in fully amortized intangible assets in the Alarm.com segment that were acquired in 2014 related to customer relationships, developed technology, trade name and other intangible assets that no longer existed as of January 1, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(81,033)	$47,247	6.8
Developed technology	62,994	(26,701)	36,293	5.5
Trade name	4,474	(2,731)	1,743	3.0
Capitalized software development costs	362	—	362	5.0
Total intangible assets	$196,110	$(110,465)	$85,645	6.2

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$125,885	$(78,363)	$47,522	7.0
Developed technology	58,478	(24,925)	33,553	5.8
Trade name	3,937	(2,554)	1,383	2.4
Total intangible assets	$188,300	$(105,842)	$82,458	6.5
Note 8. Other Assets

Loan to a Distribution Partner

In December 2022, we amended a subordinated credit agreement with the affiliated entity of one of our distribution partners. The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on June 18, 2027 and interest on the outstanding principal balance accrues at a rate of 12.0% per annum and is payable in kind. As of March 31, 2023 and December 31, 2022, $4.1 million and $4.0 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheets, respectively.

For the three months ended March 31, 2023, we recognized $0.8 million of revenue from the distribution partner associated with this loan, as compared to $0.6 million for the same period in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of March 31, 2023 and December 31, 2022, $1.1 million of principal was outstanding from the service provider partner under the loan agreement.

For three months ended March 31, 2023 and 2022, we recognized less than $0.1 million of revenue from the service provider partner associated with this loan.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of March 31, 2023 and December 31, 2022, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the three months ended March 31, 2023 and 2022, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of March 31, 2023 and December 31, 2022, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of March 31, 2023 and December 31, 2022, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of March 31, 2023 and December 31, 2022, our investment in the technology partner was $5.1 million.

Allowance for Credit Losses - Notes Receivable

We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments for our notes receivable during the three months ended March 31, 2023, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable. There were no hardware financing receivables outstanding as of March 31, 2023 and December 31, 2022.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of March 31, 2023 and December 31, 2022 was less than $0.1 million, and is reflected in other current assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three months ended March 31, 2023 and 2022.

There were no purchases or sales of financial assets during the three months ended March 31, 2023 and 2022. There were no significant changes in the amount of note receivable write-offs during the three months ended March 31, 2023, as compared to historical periods.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(2)	$—	$(79)	$(1)
Recovery of expected credit losses	—	—	78	—
Write-offs	—	—	—	—
End of period balance	$(2)	$—	$(1)	$(1)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	March 31, 2023
Loan Receivables:	2023	2022	2021	2020	2019	Prior	Total
Current	$300	$1,500	$—	$1,079	$1	$4,134	$7,014
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$300	$1,500	$—	$1,079	$1	$4,134	$7,014

	December 31, 2022
Loan Receivables:	2022	2021	2020	2019	2018	Prior	Total
Current	$1,500	$—	$1,093	$1	$—	$4,015	$6,609
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$1,500	$—	$1,093	$1	$—	$4,015	$6,609

There were no notes receivable placed on nonaccrual status as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 and 2022, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of March 31, 2023 and December 31, 2022, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of March 31, 2023 and December 31, 2022, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of March 31, 2023 and December 31, 2022, $16.4 million and $14.5 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of March 31, 2023	$593,730	$—	$—	$593,730
Money market accounts as of December 31, 2022	510,326	—	—	510,326

Liabilities:
Contingent consideration liability from acquisition as of March 31, 2023	$—	$—	$2,006	$2,006
Contingent consideration liability from acquisition as of December 31, 2022	—	—	—	—

The following table summarizes the change in fair value of the Level 3 liabilities with significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2023	2022
	Contingent Consideration Liability from Acquisition	Subsidiary Long-Term Incentive Plan
Beginning of period balance	$—	$3,351
Acquired liabilities	1,993	—
Changes in fair value included in earnings	13	(247)
End of period balance	$2,006	$3,104

As of March 31, 2023, $592.9 million of our money market accounts was included in cash and cash equivalents and $0.8 million was included in other assets in our condensed consolidated balance sheets. As of December 31, 2022, $509.6 million was included in cash and cash equivalents and $0.7 million was included in other assets in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of March 31, 2023 and December 31, 2022.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of certain performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2025 and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2025, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the condensed consolidated statements of operations. During the three months ended March 31, 2023, the contingent consideration liability did not materially change from the acquisition date fair value of $2.0 million as there were no changes in the expected probability of achievement for the performance targets. The unobservable inputs used in the valuation as of March 31, 2023 included a weighted average expected achievement percentage of 89.5%, weighted by the potential payout of the performance targets, including a range of 80.0% to 99.0%. The valuation also included a weighted average discount rate of 5.9%, weighted by the probability of achievement of the performance targets at various dates, including a range of 5.7% to 6.1%. Selecting another probability of expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers in or out of Level 3 during the three months ended March 31, 2023 and 2022. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three months ended March 31, 2023 and 2022.

Note 10. Leases

We lease office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2030. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $12.1 million.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$2,750	$2,473
Cash paid for amounts included in the measurement of operating lease liabilities	3,362	2,975
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	3,927	1,782

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term — operating leases	3.6 years	3.4 years
Weighted-average discount rate — operating leases	4.5%	3.9%

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2023	$10,337
2024	12,690
2025	10,780
2026	6,531
2027	1,612
2028 and thereafter	2,387
Total lease payments	44,337
Less: imputed interest(2)	3,815
Present value of lease liabilities	$40,522
_______________
(1)There are no legally binding minimum lease payments for leases executed but not yet commenced and no options to extend lease terms that were reasonably certain of being exercised included in these balances.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of March 31, 2023 or December 31, 2022. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three months ended March 31, 2023 and 2022.

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$59,050	$53,121
Accrued expenses	16,716	17,539
Income taxes payable	31,445	43,576
Holdback liability from business combinations and asset acquisition	6,263	—
Other current liabilities	7,160	5,421
Accounts payable, accrued expenses and other current liabilities	$120,634	$119,657

The components of other liabilities are as follows (in thousands):

	March 31, 2023	December 31, 2022
Holdback liability from business combinations	$1,800	$4,560
Contingent consideration liability from acquisition	2,006	—
Other liabilities	9,539	8,490
Other liabilities	$13,345	$13,050

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022

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

We used some of the proceeds to repay the $110.0 million outstanding principal balance under our credit facility and also used some of the proceeds to pay accrued interest, fees and expenses related to our credit facility, which was terminated effective January 20, 2021. We are using the remaining net proceeds from the issuance of the 2026 Notes for working capital and other general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
We account for the 2026 Notes as a liability. The debt issuance costs are presented as a deduction from the outstanding principal balance of the 2026 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes at a rate of 0.6%.

As of March 31, 2023 and December 31, 2022, the fair value of our 2026 Notes was $421.6 million and $411.5 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $50.28 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of March 31, 2023.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal	$500,000	$500,000
Unamortized debt issuance costs	(8,846)	(9,630)
Net carrying amount	$491,154	$490,370

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of debt issuance costs	$784	$780
Total interest expense	$784	$780

Acquired Debt - EBS

On January 18, 2023, one of our wholly-owned subsidiaries acquired 100% of the issued and outstanding shares of capital stock of EBS. As part of this acquisition we acquired $2.9 million of outstanding debt, which decreased to $2.5 million as of March 31, 2023. As of March 31, 2023, $1.6 million of the acquired debt was included in accounts payable, accrued expenses and other current liabilities and $0.9 million was included in convertible senior notes, net and other long-term debt within our condensed consolidated balance sheets.

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

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. In 2017 and 2019, the U.S. Patent Trial and Appeal Board, or PTAB, issued final written decisions in inter partes reviews finding all or some of the claims in five of the asserted patents unpatentable. These decisions were affirmed on appeal. Discovery has closed with respect to seven claims in three of the asserted patents. Vivint has moved for partial summary judgment and Alarm.com has moved for summary judgment as to those seven claims; both motions are pending decision. Claim construction and expert discovery as to nine other patent claims from two patents that were previously stayed has not yet been completed. No trial date has been set.

Should Vivint prevail in proving Alarm.com infringes one or more of its patent claims, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution. Additionally, as to unexpired patents asserted by Vivint in the Eastern District of Texas case, we or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

Further related to Vivint, on October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint has stopped paying license fees to Alarm.com under the agreement. Vivint had been paying the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. There can be no assurance that Alarm.com will be successful in the arbitration proceedings. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, SaaS and license revenue and total revenue will continue to be lowered by approximately $6.0 million on a quarterly basis. We also believe that quarterly earnings and cash flow will continue to be impacted by the aforementioned $6.0 million, plus additional legal fees.

We also filed a lawsuit against Vivint on January 4, 2023 in U.S. District Court, Eastern District of Texas, alleging that Vivint infringes 15 of our patents. Since then, we have voluntarily dismissed without prejudice the infringement claims with respect to one of the patents, leaving 14 asserted patents. The case is docketed as No. 2:23-CV-0004-JRG-RSP (E.D. Tex.). We are seeking compensatory and enhanced damages, a permanent injunction and other relief. Vivint filed a partial motion to dismiss the complaint on February 27, 2023 which we have opposed. On March 8, 2023, Vivint filed counterclaims in the action alleging that Alarm.com’s products and services directly and indirectly infringe 14 patents owned by Vivint. Most of Vivint’s counterclaims also name our service provider ADT LLC as a defendant. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on April 28, 2023. Among other things, we asserted defenses based on non-infringement and invalidity of Vivint’s patents. While we believe we have valid defenses to Vivint’s counterclaims, the outcome of these legal claims cannot be predicted with certainty and any of these outcomes could result in an adverse effect on our business. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. We moved to dismiss the case for failure to state a claim on March 28, 2022. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. Four of the asserted patents are in ex parte reexamination proceedings at the PTO, and all claims of the fifth were found unpatentable by the PTAB in inter partes review on April 18, 2022. Also on April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents.

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

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. On February 16, 2023, the ITC issued a final decision in favor of Alarm.com and EnergyHub. Causam filed an appeal of the ITC decision on April 14, 2023.

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
March 31, 2023 and 2022
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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. ADT answered the second amended complaint on March 22, 2022, asserted defenses based on non-infringement and invalidity of all five asserted patents and counterclaimed for declaratory judgement of invalidity of all five asserted patents. The PTAB granted inter partes review of two of the asserted patents at ADT's request. On June 17, 2022, the court entered an order staying the case in view of the pending proceedings before the PTAB, with the exception of certain discovery of source code. In decisions issued in February and March 2023, the PTAB found all challenged claims of the two patents under review unpatentable. Vivint filed an appeal of the first PTAB decision on April 13, 2023. Vivint has until May 30, 2023 to appeal the second PTAB decision.

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

We are also incurring costs associated with the indemnification of our service provider Monitronics International, Inc. d/b/a Brinks in ongoing patent infringement suits. On November 4, 2022, January 13, 2023 and April 18, 2023, IOT Innovations LLC, or IOT, sued Monitronics in U.S. District Court, Eastern District of Texas, alleging patent infringement of certain products and services sold by Monitronics. Together, IOT has asserted infringement of 26 patents and is seeking permanent injunctions, enhanced damages and attorneys' fees. Monitronics filed a Motion to Dismiss the first-filed case for lack of venue on January 24, 2023 and the second-filed case on March 24, 2023. Should IOT prevail on the claims that one or more elements of Monitronics’ products or services infringe, we could be required to indemnify Monitronics for damages in the form of a reasonable royalty or Monitronics could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

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

Note 13. Stockholders' Equity

Stock Repurchase Programs

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. No shares of our common stock were repurchased under this program during the three months ended March 31, 2023. During the three months ended March 31, 2022, we repurchased 354,123 shares of our common stock under this program for $23.3 million, which includes applicable commissions and fees.

On February 15, 2023, our board of directors authorized the cancellation of the balance under the stock repurchase program ending December 3, 2023 and also authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025. No shares were repurchased under this program during the three months ended March 31, 2023.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales and marketing	$1,032	$1,058
General and administrative	3,145	3,235
Research and development	8,509	7,817
Total stock-based compensation expense	$12,686	$12,110

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$912	$778
Restricted stock units	11,722	11,284
Employee stock purchase plan	52	48
Total stock-based compensation expense	$12,686	$12,110
Tax (shortfall) / windfall benefit from stock-based awards	$(22)	$529

We granted 21,400 and no stock options pursuant to our 2015 Equity Incentive Plan during the three months ended March 31, 2023 and 2022, respectively. There were 70,951 stock options exercised during the three months ended March 31, 2023, as compared to 14,020 stock options for the same period in the prior year. There was an aggregate of 82,875 restricted stock units without performance conditions granted to certain of our employees during the three months ended March 31, 2023, as compared to an aggregate of 156,543 restricted stock units without performance conditions for the same period in the prior year. There were no restricted stock units with performance conditions granted to certain of our employees during the three months ended March 31, 2023, as compared to 71,934 restricted stock units with performance conditions for the same period in the prior year. There were 167,085 restricted stock units without performance conditions that vested during the three months ended March 31, 2023, as compared to 57,497 restricted stock units without performance conditions vested during the same period in the prior year. There were 9,000 restricted stock units with performance conditions that vested during the three months ended March 31, 2023, as compared to no restricted stock units with performance conditions vested for the same period in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Numerator:	2023	2022
Net income	$14,207	$8,903
Net loss attributable to redeemable noncontrolling interests	209	176
Net income attributable to common stockholders - basic (A)	14,416	9,079
Add back interest expense, net of tax, attributable to convertible senior notes	590	586
Net income attributable to common stockholders - diluted (B)	$15,006	$9,665
Denominator:
Weighted average common shares outstanding — basic (C)	49,584,890	50,206,179
Dilutive effect of convertible senior notes, stock options and restricted stock units	4,711,431	4,964,602
Weighted average common shares outstanding — diluted (D)	54,296,321	55,170,781
Net income per share:
Basic (A/C)	$0.29	$0.18
Diluted (B/D)	$0.28	$0.18

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options	431,052	172,500
Restricted stock units	355,047	320,352

Our redeemable noncontrolling interests are related to our 85% equity ownership interests in PC Open Incorporated, doing business as OpenEye, and Noonlight. See Note 6 for details on the put option and call option contained in the Noonlight stockholder agreement.

We use the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for each of the three months ended March 31, 2023 and 2022. Additionally, we included $0.6 million of debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for each of the three months ended March 31, 2023 and 2022.

Note 16. Significant Service Providers and Distributors

During each of the three months ended March 31, 2023 and 2022, our 10 largest revenue service provider partners or distributors accounted for 50% of our consolidated revenue. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three months ended March 31, 2023 and 2022.

One service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of March 31, 2023. Two service provider partners or distributors in the Alarm.com segment each represented greater than 10% of accounts receivable as of December 31, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three months ended March 31, 2023, we recorded a benefit from income taxes of $1.2 million, resulting in an effective income tax rate of (9.4)%. For the three months ended March 31, 2022, we recorded a benefit from income taxes of $0.6 million resulting in an effective income tax rate of (7.5)%. For the three months ended March 31, 2023, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by the impact of state income taxes and other nondeductible expenses. For the three months ended March 31, 2022, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based payment transactions and the foreign derived intangible income deduction, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards was $2.6 million as of December 31, 2022 and increased to $2.7 million as of March 31, 2023.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded an increase to the unrecognized tax benefits liability of $0.7 million primarily for research and development tax credits claimed during the three months ended March 31, 2023. We recorded an increase to the unrecognized tax benefits liability of $0.6 million for research and development tax credits claimed during the three months ended March 31, 2022.

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

As of March 31, 2023 and December 31, 2022, our condensed consolidated balance sheets included a $0.3 million accrual for total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions became effective on January 1, 2023 and the provisions did not have a material impact on our financial condition or results of operations as of March 31, 2023.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95% of our revenue, net of intersegment eliminations, for each of the three months ended March 31, 2023 and 2022. Our Other segment is focused on researching, developing and offering residential and commercial

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023 and 2022
automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended March 31, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$125,652	$9,742	$—	$—	$135,394
Hardware and other revenue	73,496	1,718	(777)	(115)	74,322
Total revenue	199,148	11,460	(777)	(115)	209,716
Operating income / (loss)	13,931	(5,192)	5	75	8,819

	Three Months Ended March 31, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$115,348	$7,877	$—	$—	$123,225
Hardware and other revenue	81,221	2,304	(899)	(414)	82,212
Total revenue	196,569	10,181	(899)	(414)	205,437
Operating income / (loss)	12,754	(4,004)	185	(22)	8,913

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of March 31, 2023	$1,404,483	$41,994	$(88,949)	$2	$1,357,530
Assets as of December 31, 2022	1,366,343	53,927	(90,929)	34	1,329,375

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $6.2 million for the three months ended March 31, 2023, as compared to $7.1 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2023 and 2022.

Amortization and depreciation expense was $7.4 million for the Alarm.com segment for the three months ended March 31, 2023, as compared to $7.5 million for the same period in the prior year. Amortization and depreciation expense was $0.3 million for the Other segment for each of the three months ended March 31, 2023 and 2022. Additions to property and equipment were $3.0 million for the Alarm.com segment for the three months ended March 31, 2023, as compared to $1.6 million for the same period in the prior year. Additions to property and equipment were less than $0.1 million for the Other segment for the three months ended March 31, 2023, as compared to $0.1 million for the same period in the prior year.

We derived substantially all revenue from North America for the three months ended March 31, 2023 and 2022. Substantially all of our long-lived assets were in North America as of March 31, 2023 and December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 24, 2023, or Annual Report, with the Securities and Exchange Commission, or SEC. This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine, disruptions to global supply chains, rising interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions) on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; our future financial and business performance and the potential impact of trade policies and related tariffs on our cost of hardware revenue and hardware revenue margins. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Alarm.com is the leading platform for the intelligently connected property. Our cloud-based platform offers an expansive suite of IoT solutions addressing opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solutions include security, video and video analytics, energy management, access control, electric utility grid management, indoor gunshot detection, water management, health and wellness and data-rich emergency response. During 2022, our platforms processed more than 300 billion data points generated by over 100 million connected devices. We believe that this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Our solutions are delivered through an established network of trusted service providers, who are experts at selling, installing and supporting our solutions. The number of our service provider partners exceeded 11,000 as of December 31, 2022. We primarily generate SaaS and license revenue through our service provider partners, who resell these services and pay us monthly fees. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gunshot detection sensors, gateway modules and smart thermostats. We believe our network of service providers and the length of our service relationships with residential and commercial property owners, combined with our robust SaaS platforms and over 20 years of operating experience, contribute to a compelling business model.

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

Highlights of First Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 65% of our revenue during the three months ended March 31, 2023, as compared to 60% in the same period in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 3% of our revenue during each of the three months ended March 31, 2023 and 2022.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 35% of our revenue during the three months ended March 31, 2023, as compared to 40% in the same period in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 10% to $135.4 million during the three months ended March 31, 2023 from $123.2 million during the three months ended March 31, 2022. Software license revenue decreased to $6.2 million during the three months ended March 31, 2023 from $7.1 million during the three months ended March 31, 2022.

•Total revenue increased 2% to $209.7 million during the three months ended March 31, 2023 from $205.4 million during the three months ended March 31, 2022.

•Net income increased to $14.2 million during the three months ended March 31, 2023, as compared to $8.9 million during the three months ended March 31, 2022. Net income attributable to common stockholders increased to $14.4 million during the three months ended March 31, 2023, as compared to $9.1 million during the three months ended March 31, 2022.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $30.6 million during the three months ended March 31, 2023 from $29.9 million during the three months ended March 31, 2022.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three months ended March 31, 2023 and 2022.

Recent Developments

On January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS Spółka z ograniczoną odpowiedzialnością, or EBS, an international producer of universal smart communicator devices, headquartered in Warsaw, Poland. We believe this acquisition will assist in the continued expansion of our international operations as well as benefit our supply chain operations. In consideration for the purchase of EBS, we paid $9.8 million in cash on January 18, 2023, after deducting $2.2 million related to agreed holdback provisions. An earn-out up to an additional $2.5 million is payable if certain performance targets are met, which was recorded at the acquisition date fair value of $2.0 million. The acquisition was accounted for as a business combination within our Alarm.com segment. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is pending the final determination of the working capital adjustment as well as tax adjustments. The overall impacts to our condensed consolidated financial statements were not considered material for the three months ended March 31, 2023.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2023, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
SaaS and license revenue	$135,394	$123,225
Non-GAAP adjusted EBITDA	30,575	29,919

	Twelve Months Ended March 31,
	2023	2022
SaaS and license revenue renewal rate	93%	94%

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

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other (expense) / income, net, benefit from income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our 2026 Notes. We exclude interest expense in calculating non-GAAP adjusted EBITDA because we believe that the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other (expense) / income, net including gains, losses or impairments on investments and other assets as well as losses on the early extinguishment of debt, when applicable, from non-GAAP adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our benefit from income taxes from non-GAAP adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

GAAP requires that operating expenses include the amortization of acquired intangible assets, which principally include acquired customer relationships, developed technology and trade names. We exclude amortization of intangibles from non-GAAP adjusted EBITDA because we do not consider amortization expense when we evaluate our ongoing business operations, nor do we factor amortization expense into our evaluation of potential acquisitions, or our measurement of the performance of those acquisitions. We believe that the exclusion of amortization expense enables the comparison of our performance to other companies in our industry as other companies may be more or less acquisitive than us and therefore, amortization expense may vary significantly by company based on their acquisition history. Although we exclude amortization of acquired intangible assets from non-GAAP adjusted EBITDA, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

We record depreciation primarily for investments in property and equipment. We exclude depreciation in calculating non-GAAP adjusted EBITDA because we do not consider depreciation when we evaluate our ongoing business operations.

We exclude stock-based compensation expense, which relates to restricted stock units and other forms of equity incentives primarily awarded to employees of Alarm.com, because they are non-cash charges that we do not consider when assessing the operating performance of our business. Additionally, the determination of stock-based compensation expense can be calculated using various methodologies and is dependent upon subjective assumptions and other factors that vary on a company-by-company basis. Therefore, we believe that excluding stock-based compensation expense from non-GAAP adjusted EBITDA improves the comparability of our results to the results of other companies in our industry.

Included in operating expenses are incremental costs directly related to business and asset acquisitions as well as changes in the fair value of contingent consideration liabilities, when applicable. We exclude acquisition-related expense from non-GAAP adjusted EBITDA because we believe that the exclusion of this expense allows us to better provide meaningful information about our operating performance, facilitates comparisons to our historical operating results, improves the comparability of our results to the results of other companies in our industry, and ultimately, we believe helps investors better understand the acquisition-related expense and the effects of the transaction on our results of operations.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three months ended March 31, 2023 and 2022.

SaaS and License Revenue Renewal Rate

Our SaaS and license revenue renewal rate is an operating metric. We measure our SaaS and license revenue renewal rate on a trailing 12-month basis by dividing (a) the total SaaS and license revenue recognized during the trailing 12-month period from our subscribers on our Alarm.com platform who were subscribers on the first day of the period, by (b) total SaaS and license revenue we would have recognized during the period from those same subscribers assuming no terminations, or service level upgrades or downgrades. The SaaS and license revenue renewal rate represents both residential and commercial properties. Our SaaS and license revenue renewal rate is expressed as an annualized percentage and it is calculated across our entire subscriber base on the Alarm.com platform excluding subscribers of service providers that may use one of our other platforms as a substitute for the Alarm.com platform. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. Our SaaS and license revenue renewal rate includes subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. We believe our SaaS and license revenue renewal rate allows us to measure our ability to retain and grow our SaaS and license revenue and serves as an indicator of the lifetime value of our subscriber base.

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

On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint has stopped paying license fees to Alarm.com under the agreement. Vivint had been paying the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, SaaS and license revenue and total revenue will continue to be lowered by approximately $6.0 million on a quarterly basis. We also believe that quarterly earnings and cash flow will continue to be impacted by the aforementioned $6.0 million, plus additional legal fees.

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

Our revenue, and in particular our hardware revenue, has in the past and may in the future be negatively affected by the Macroeconomic Conditions and their related impacts. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,565 employees as of March 31, 2022 to 1,858 employees as of March 31, 2023, including 99 employees who manufacture hardware for our suite of IoT solutions, and grew from 1,733 employees as of December 31, 2022. We expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 478 as of March 31, 2022 to 519 as of March 31, 2023 and increased from 511 as of December 31, 2022. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 195 as of March 31, 2022 to 198 as of March 31, 2023 and decreased from 218 as of December 31, 2022. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property as well as additional legal fees related to the dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 892 as of March 31, 2022 to 1,042 as of March 31, 2023 and increased from 1,004 as of December 31, 2022. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued

enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Expense

We record interest expense associated with our 2026 Notes and acquired debt. Interest expense in 2023 is expected to remain relatively consistent with the interest expense in 2022.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, our notes receivable and our restricted cash. Interest income in 2023 will depend, in part, on our use of cash and fluctuations in interest rates.

Other (Expense) / Income, Net

Other (expense) / income, net primarily consists of non-operating and miscellaneous expense and income.

Benefit from Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by the impact of state income taxes and other nondeductible expenses, foreign withholding taxes and state taxes. We recognize tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
Revenue:
SaaS and license revenue	$135,394	65%	$123,225	60%
Hardware and other revenue	74,322	35	82,212	40
Total revenue	209,716	100	205,437	100
Cost of revenue(1):
Cost of SaaS and license revenue	19,583	9	16,894	8
Cost of hardware and other revenue	56,589	27	73,193	36
Total cost of revenue	76,172	36	90,087	44
Operating expenses:
Sales and marketing(2)	26,645	13	23,192	11
General and administrative(2)	28,499	14	23,994	12
Research and development(2)	61,908	29	51,490	25
Amortization and depreciation	7,673	4	7,761	4
Total operating expenses	124,725	60	106,437	52
Operating income	8,819	4	8,913	4
Interest expense	(868)	—	(784)	—
Interest income	5,182	2	143	—
Other (expense) / income, net	(148)	—	13	—
Income before income taxes	12,985	6	8,285	4
Benefit from income taxes	(1,222)	(1)	(618)	—
Net income	$14,207	7%	$8,903	4%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense data:
Sales and marketing	$1,032	$1,058
General and administrative	3,145	3,235
Research and development	8,509	7,817
Total stock-based compensation expense	$12,686	$12,110

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	76	89
Total cost of revenue as a percentage of total revenue	36%	44%

Comparison of the Three Months Ended March 31, 2023 to March 31, 2022

The following tables in this section set forth our selected condensed consolidated statements of operations, data for the percentage change and data as a percentage of revenue for the periods presented (in thousands, except percentages):

Revenue

	Three Months Ended March 31,		% Change
	2023	2022
Revenue
SaaS and license revenue	$135,394	$123,225	10%
Hardware and other revenue	74,322	82,212	(10)
Total revenue	$209,716	$205,437	2%

The $4.3 million increase in total revenue for the three months ended March 31, 2023 as compared to the same period in the prior year was primarily the result of a $12.2 million, or 10%, increase in our SaaS and license revenue and a $7.9 million, or 10%, decrease in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $0.9 million to $6.2 million during the three months ended March 31, 2023 as compared to $7.1 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $10.3 million for the three months ended March 31, 2023 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2022. The increase in SaaS and license revenue for the Alarm.com segment was partially offset by $5.4 million in license revenue from Vivint during the three months ended March 31, 2022 that did not occur during the three months ended March 31, 2023. The SaaS and license revenue for our Other segment increased $1.9 million for the three months ended March 31, 2023 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions. The decrease in hardware and other revenue for the three months ended March 31, 2023 as compared to the same period in the prior year was primarily from the $7.6 million decrease in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment due to a decrease in the volume of video cameras and cellular radio modules sold due to the shut down of 3G and CDMA wireless networks in 2022 by certain cellular carriers. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $0.3 million for the three months ended March 31, 2023 as compared to the same period in the prior year primarily due to decreased sales related to our property management and Heating, Ventilation and Air Conditioning solutions.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2023	2022
Cost of revenue(1)
Cost of SaaS and license revenue	$19,583	$16,894	16%
Cost of hardware and other revenue	56,589	73,193	(23)
Total cost of revenue	$76,172	$90,087	(15)%
% of total revenue	36%	44%
_______________
(1)Excludes amortization and depreciation shown in operating expenses.

The $13.9 million decrease in cost of revenue for the three months ended March 31, 2023 as compared to the same period in the prior year was the result of a $16.6 million, or 23%, decrease in cost of hardware and other revenue and a $2.7 million, or 16%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.1 million for the three months ended March 31, 2023 as compared to $0.2 million during the same period in the prior year. The cost of hardware and other revenue for the Alarm.com segment decreased $16.4 million during the three months ended March 31, 2023 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped, a decrease in inventory component costs and a decrease in costs for freight shipments. The cost of SaaS and license revenue for the Alarm.com segment increased $1.8 million during the three months ended March 31, 2023 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $0.9 million during the three months ended March 31, 2023 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for the three months ended March 31, 2023 and 89% for the same period in the prior year. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended March 31, 2023 as compared to the same period in the prior year is primarily due to a decrease in inventory component and freight shipment costs, price increases we have implemented on some of our products as well as a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for each of the three months ended March 31, 2023 and 2022. Cost of software license revenue as a percentage of software license revenue was 2% for the three months ended March 31, 2023 and 3% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2023	2022
Sales and marketing	$26,645	$23,192	15%
% of total revenue	13%	11%

The $3.5 million increase in sales and marketing expense for the three months ended March 31, 2023 as compared to the same period in the prior year was primarily due to a $3.1 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, partially offset by a $0.6 million decrease in marketing expense, including advertising costs. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. Sales and marketing expense from our Other segment increased $0.9 million for the three months ended March 31, 2023 as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team. The overall number of employees in our sales and marketing teams increased from 478 as of March 31, 2022 to 519 as of March 31, 2023.

General and Administrative Expense

	Three Months Ended March 31,		% Change
	2023	2022
General and administrative	$28,499	$23,994	19%
% of total revenue	14%	12%

The $4.5 million increase in general and administrative expense for the three months ended March 31, 2023 as compared to the same period in the prior year was primarily due to a $1.6 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in employee headcount to support our operational growth. Additionally, there was a $1.6 million increase in our expenses for external consultants and a $1.1 million increase in the provision for credit losses. General and administrative expenses from our Other segment decreased by $0.4 million for the three months ended March 31, 2023 as compared to the same period in the prior year, primarily due to a $0.6 million decrease in the provision for credit losses, partially offset by a $0.1 million increase in personnel and related costs. The overall number of employees in general and administrative functions increased from 195 as of March 31, 2022 to 198 as of March 31, 2023.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2023	2022
Research and development	$61,908	$51,490	20%
% of total revenue	29%	25%

The $10.4 million increase in research and development expense for the three months ended March 31, 2023 as compared to the same period in the prior year was primarily due to a $7.9 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $0.7 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $1.6 million for the three months ended March 31, 2023 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs. The overall number of employees in research and development functions increased from 892 as of March 31, 2022 to 1,042 as of March 31, 2023.

Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2023	2022
Amortization and depreciation	$7,673	$7,761	(1)%
% of total revenue	4%	4%

Amortization and depreciation remained relatively consistent for the three months ended March 31, 2023 as compared to the same period in the prior year.

Interest Expense

	Three Months Ended March 31,		% Change
	2023	2022
Interest expense	$(868)	$(784)	11%
% of total revenue	—%	—%

Interest expense remained relatively consistent for the three months ended March 31, 2023, as compared to the same period in the prior year.

Interest Income

	Three Months Ended March 31,		% Change
	2023	2022
Interest income	$5,182	$143	3,524%
% of total revenue	2%	—%

Interest income increased $5.0 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to an increase in interest income earned on cash and cash equivalents during the three months ended March 31, 2023.

Other (Expense) / Income, Net

	Three Months Ended March 31,		% Change
	2023	2022
Other (expense) / income, net	$(148)	$13	(1,238)%
% of total revenue	—%	—%

Other (expense) / income, net remained relatively consistent for the three months ended March 31, 2023 as compared to the same period in the prior year.

Benefit from Income Taxes

	Three Months Ended March 31,		% Change
	2023	2022
Benefit from income taxes	$(1,222)	$(618)	98%
% of total revenue	(1)%	—%

The benefit from income taxes increased $0.6 million for the three months ended March 31, 2023, as compared to the same period in the prior year. Our effective tax rate was (9.4)% for the three months ended March 31, 2023, as compared to (7.5)% for the same period in the prior year. The increase in the benefit from income taxes for the three months ended March 31, 2023 as compared to the same period in the prior year was primarily due to an increase in the foreign derived intangible income deduction.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 95% of our revenue, net of intersegment eliminations, for each of the three months ended March 31, 2023 and 2022. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,418 employees as of March 31, 2022 to 1,672 employees as of March 31, 2023 and increased from 1,563 employees as of December 31, 2022. Our Other segment increased from 147 employees as of March 31, 2022 to 186 employees as of March 31, 2023 and increased from 170 employees as of December 31, 2022. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended March 31,
	2023			2022
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$125,652	$73,496	$112,941	$115,348	$81,221	$96,675
Other	9,742	1,718	11,904	7,877	2,304	9,882
Intersegment Alarm.com	—	(777)	(120)	—	(899)	(120)
Intersegment Other	—	(115)	—	—	(414)	—
Total	$135,394	$74,322	$124,725	$123,225	$82,212	$106,437

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $6.2 million for the three months ended March 31, 2023, as compared to $7.1 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2023 and 2022.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process in light of the continuing uncertainty arising from the Macroeconomic Conditions, actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except as disclosed in Note 2 of our notes to the condensed consolidated financial statements, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 24, 2023.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$606,428	$622,165
Accounts receivable, net	125,885	124,283
Working capital	719,633	726,152

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2023 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of March 31, 2023, our cash and cash equivalents were held in demand deposit accounts that generated very low returns.

Liquidity and Capital Resources

As of March 31, 2023, we had $606.4 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.

On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint has stopped paying license fees to Alarm.com under the agreement. Vivint had been paying the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, cash flows from operating activities will continue to be lowered by approximately $6.0 million on a quarterly basis, plus additional legal fees.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 174, or Section 174, to eliminate the option to immediately deduct research and development expenditures in the year incurred, requiring these expenditures to be capitalized and amortized. While we calculated the 2022 Federal and state cash tax increase from Section 174 to be $38.1 million, we did not pay this additional cash tax liability as part of our 2022 estimated tax payments due to the possible deferral, modification or repeal of Section 174. The additional 2022 Federal cash tax liability is included in current income taxes payable as of December 31, 2022, and was paid in February 2023. The increased 2022 state tax liability was paid in April 2023 in the amount of $7.5 million. The Section 174 impact on 2023 cash flows from operating activities will depend on, among other factors, our 2023 operating results and the level of 2023 research and development activity. Based on information currently available to us, we estimate the increased 2023 Section 174 Federal and state cash tax payable for our 2023 taxable income to be in the range of $45.0 million to $50.0 million if the requirement to capitalize and amortize research and development expenditures is not deferred, modified or repealed. This estimate is based on the limited information that is currently available and is subject to change. While the largest impact will be to cash flow from operating activities, the impact would continue over the five-year amortization period, but would decrease over that period and is expected to be immaterial beginning in year six.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final nine months of fiscal year 2023, we expect our capital expenditure requirements to be between $5.0 million and $7.0 million, primarily related to purchases of computer software and equipment as well as the continued build out of our leased and owned office space. Maturities of lease liabilities for our various office, data center and equipment leases are as follows: $10.3 million for the remainder of 2023, $12.7 million in 2024, $10.8 million in 2025, $6.5 million in 2026, $1.6 million in 2027 and $2.4 million in 2028 and thereafter.

Our future working capital, capital expenditure and cash requirements will depend on many factors, including the impact of the Macroeconomic Conditions on the economy and our operations, the rate of our revenue growth, the amount and timing of our investments in human resources and capital equipment, future acquisitions and investments, and the timing and extent of our introduction of new solutions and platform and solution enhancements. As the impact of the Macroeconomic Conditions on the economy and our operations evolves, we will continue to assess our liquidity needs. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to borrow additional funds or raise funds from public or private equity or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would likely have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing would be dilutive to our current stockholders.

Material Cash Requirements

As of March 31, 2023, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Sources of Liquidity

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers and received proceeds of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. The 2026 Notes are discussed in more detail above in Note 12 to the condensed consolidated financial statements.

Dividends

We did not declare or pay dividends during the three months ended March 31, 2023 or 2022. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. No shares of our common stock were repurchased under this program during the three months ended March 31, 2023. During the three months ended March 31, 2022, we repurchased 354,123 shares of our common stock under this program for $23.3 million, which includes applicable commissions and fees.

On February 15, 2023, our board of directors authorized the cancellation of the balance under the stock repurchase program ending December 3, 2023 and also authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025. No shares were repurchased under this program during the three months ended March 31, 2023.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities	$(3,521)	$(13,961)
Cash flows used in investing activities	(12,943)	(2,155)
Cash flows from / (used in) financing activities	842	(22,251)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the three months ended March 31, 2023, cash flows used in operating activities were $3.5 million, compared to $14.0 million for the same period in the prior year. This $10.5 million decrease in cash flows used in operating activities was due to a $19.7 million increase in cash from operating assets and liabilities and a $5.3 million increase in net income, partially offset by a $14.5 million decrease in non-cash and other reconciling items.

The $19.7 million increase in cash from operating assets and liabilities was primarily due to a $11.5 million change in inventory resulting from a decrease in purchased inventory following prior year purchase activity to reduce risks and uncertainties in our supply chain as well as differences in the timing of disbursements and the collection of receipts during the three months ended March 31, 2023 as compared to the same period in the prior year. The $14.5 million decrease in non-cash and other reconciling items was primarily due to a $16.2 million change in deferred income taxes, which was driven by the adoption of Accounting Standards Update 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" effective January 1, 2022. The decrease in non-cash and other reconciling items was partially offset by a $0.6 million increase in stock-based compensation resulting from additional grants of restricted stock units during the three months ended March 31, 2023 as well as an increase in the changes to the provision for credit losses, the reserve for product returns and the recovery of credit losses on notes receivable of $0.9 million during the three months ended March 31, 2023 as compared to the same period in the prior year.

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

For the three months ended March 31, 2023, our cash flows used in investing activities was $12.9 million, as compared to $2.2 million for the same period in the prior year. The $10.7 million increase in cash flows used in investing activities was primarily due to the $9.7 million paid to purchase 100% of the issued and outstanding shares of capital stock of EBS, net of cash acquired, during the three months ended March 31, 2023, which did not occur during the three months ended March 31, 2022.

Financing Activities

Cash generated by financing activities includes proceeds from the 2026 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the three months ended March 31, 2023, cash flows from financing activities was $0.8 million, compared to cash flows used in financing activities of $22.3 million for the same period in the prior year. The $23.1 million increase in cash flows from financing activities was primarily due to the repurchase of 354,123 shares of our common stock for $23.3 million during the three months ended March 31, 2022 that did not occur during the three months ended March 31, 2023.

Non-GAAP Measures

We define non-GAAP adjusted EBITDA as our net income before interest expense, interest income, certain activity within other (expense) / income, net, benefit from income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

We have included non-GAAP adjusted EBITDA in this report because it is a key measure our management uses to understand and evaluate our core operating performance and trends, to generate future operating plans, to make strategic decisions regarding the allocation of capital and to make investments in initiatives that are focused on cultivating new markets for our solutions. We also use non-GAAP adjusted EBITDA, a non-GAAP financial measure, as a performance measure under our executive bonus plan. Further, we believe the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related expense and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe that non-GAAP adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of non-GAAP adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) although amortization and depreciation are non-cash charges, the assets being amortized and depreciated may have to be replaced in the future, and non-GAAP adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) non-GAAP adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) non-GAAP adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) non-GAAP adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate non-GAAP adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Non-GAAP adjusted EBITDA:
Net income	$14,207	$8,903
Adjustments:
Interest expense, interest income and certain activity within other (expense) / income, net	(4,314)	628
Benefit from income taxes	(1,222)	(618)
Amortization and depreciation expense	7,673	7,761
Stock-based compensation expense	12,686	12,110
Acquisition-related expense	779	—
Litigation expense	766	1,135
Total adjustments	16,368	21,016
Non-GAAP adjusted EBITDA	$30,575	$29,919

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended March 31, 2023.

Market Risk

On January 20, 2021, we issued the 2026 Notes. We carry these instruments at face value less unamortized issuance costs. However, the fair value of the 2026 Notes fluctuates when the market price of our common stock fluctuates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. While we have experienced inflationary pressures on our inventory component and freight costs, we implemented price increases on some of our products in 2022 to cover some of these increases in costs. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risk

Because substantially all of our revenue and operating expenses are denominated in U.S. dollars, we do not believe our exposure to foreign currency exchange risk is material to our business, financial condition or results of operations. If a significant portion of our revenue and operating expenses becomes denominated in currencies other than U.S. dollars, we may not be able to effectively manage this risk, and our business, financial condition and results of operations could be adversely affected by translation and by transactional foreign currency conversions.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. In 2017 and 2019, the U.S. Patent Trial and Appeal Board, or PTAB, issued final written decisions in inter partes reviews finding all or some of the claims in five of the asserted patents unpatentable. These decisions were affirmed on appeal. Discovery has closed with respect to seven claims in three of the asserted patents. Vivint has moved for partial summary judgment and Alarm.com has moved for summary judgment as to those seven claims; both motions are pending decision. Claim construction and expert discovery as to nine other patent claims from two patents that were previously stayed has not yet been completed. No trial date has been set.

Should Vivint prevail in proving Alarm.com infringes one or more of its patent claims, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution. Additionally, as to unexpired patents asserted by Vivint in the Eastern District of Texas case, we or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could continue to be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of the litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

Further related to Vivint, on October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint has stopped paying license fees to Alarm.com under the agreement. Vivint had been paying the required license fees to Alarm.com since the agreement was executed in November 2013. Alarm.com disputes Vivint's refusal of payment and is seeking continued payments of license fees in the arbitration, as well as interest and declaratory relief. There can be no assurance that Alarm.com will be successful in the arbitration proceedings. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, SaaS and license revenue and total revenue will continue to be lowered by approximately $6.0 million on a quarterly basis. We also believe that quarterly earnings and cash flow will continue to be impacted by the aforementioned $6.0 million, plus additional legal fees.

We also filed a lawsuit against Vivint on January 4, 2023 in U.S. District Court, Eastern District of Texas, alleging that Vivint infringes 15 of our patents. Since then, we have voluntarily dismissed without prejudice the infringement claims with respect to one of the patents, leaving 14 asserted patents. The case is docketed as No. 2:23-CV-0004-JRG-RSP (E.D. Tex.). We are seeking compensatory and enhanced damages, a permanent injunction and other relief. Vivint filed a partial motion to dismiss the complaint on February 27, 2023 which we have opposed. On March 8, 2023, Vivint filed counterclaims in the action alleging that Alarm.com’s products and services directly and indirectly infringe 14 patents owned by Vivint. Most of Vivint’s counterclaims also name our service provider ADT LLC as a defendant. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on April 28, 2023. Among other things, we asserted defenses based on non-infringement and invalidity of Vivint’s patents.

Should Vivint prevail in proving Alarm.com infringes one or more of its patent claims, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution. As to the unexpired patents asserted by Vivint, we or ADT could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could continue to be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of the litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. We moved to dismiss the case for failure to state a claim on March 28, 2022. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. Four of the asserted patents are in ex parte reexamination proceedings at the PTO, and all claims of the fifth were found unpatentable by the PTAB in inter partes review on April 18, 2022. Also on April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents.

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

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. On February 16, 2023, the ITC issued a final decision in favor of Alarm.com and EnergyHub. Causam filed an appeal of the ITC decision on April 14, 2023.

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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. ADT answered the second amended complaint on March 22, 2022, asserted defenses based on non-infringement and invalidity of all five asserted patents and counterclaimed for declaratory judgement of invalidity of all five asserted patents. The PTAB granted inter partes review of two of the asserted patents at ADT's request. On June 17, 2022, the court entered an order staying the case in view of the pending proceedings before the PTAB, with the exception of certain discovery of source code. In decisions issued in February and March 2023, the PTAB found all challenged claims of the two patents under review unpatentable. Vivint filed an appeal of the first PTAB decision on April 13, 2023. Vivint has until May 30, 2023 to appeal the second PTAB decision.

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

We are also incurring costs associated with the indemnification of our service provider Monitronics International, Inc. d/b/a Brinks in ongoing patent infringement suits. On November 4, 2022, January 13, 2023 and April 18, 2023, IOT Innovations LLC, or IOT, sued Monitronics in U.S. District Court, Eastern District of Texas, alleging patent infringement of certain products and services sold by Monitronics. Together, IOT has asserted infringement of 26 patents and is seeking permanent injunctions, enhanced damages and attorneys' fees. Monitronics filed a Motion to Dismiss the first-filed case for lack of venue on January 24, 2023 and the second-filed case on March 24, 2023. Should IOT prevail on the claims that one or more elements of Monitronics’ products or services infringe, we could be required to indemnify Monitronics for damages in the form of a reasonable royalty or Monitronics could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty.

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

Summary of Risks Affecting Our Business

Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline:
•Our quarterly results of operations have fluctuated and are likely to continue to fluctuate and may be negatively affected by the Macroeconomic Conditions.
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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance relating to the anticipated results of operations of an acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures and operations of the acquired business. Similarly, guidance offered in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions, is inherently more speculative in nature than guidance offered in periods of relative stability. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

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

Further, as disclosed under “Item 1 – Legal Proceedings,” Vivint, Inc., or Vivint, has stopped paying license fees to Alarm.com under its Patent Cross License Agreement with us, which is having a material adverse effect upon our business, financial condition and results of operations and is causing our results of operations to fluctuate. This matter is subject to ongoing arbitration and there can be no assurance that Alarm.com will be successful in these proceedings. Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three months ended March 31, 2023 and 2022.

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

Our platforms and solutions may contain undetected defects in the software, infrastructure, third-party components or processes. We continue to follow our previously implemented hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. The continued remote workdays may make us more vulnerable to cyber-attacks and may create operational or other challenges, any of which could harm our systems or our business. Although we have taken precautionary measures to prepare for these threats and challenges, there is no guarantee our precautions will fully protect our systems. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. If our platforms or solutions suffer from defects, we could experience harm to our branded reputation, claims by our subscribers or service provider partners or lost revenue during the period required to address the cause of the defects. We have found and may find defects in new, acquired or upgraded solutions, resulting in loss of, or delay in, market acceptance of our platforms and solutions, which could harm our business, financial condition, cash flows or results of operations.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $502.4 million in 2019 to $842.6 million in 2022 and increased from $205.4 million for the three months ended March 31, 2022 to $209.7 million for the three months ended March 31, 2023. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,160 as of December 31, 2019 to 1,858 as of March 31, 2023, including 99 employees who manufacture hardware for our suite of IoT solutions. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome, including an adverse litigation judgment or settlement, could expose us to monetary damages or limit our ability to operate our business, resulting in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time, including claims directly against us or claims against certain of our service provider partners that we have agreed to indemnify. For example, on June 2, 2015, Vivint filed a lawsuit against us alleging our technology directly and indirectly infringes six patents purchased by Vivint. On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. On July 28, 2021, Causam filed a complaint with the U.S. International Trade Commission, or ITC, naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in court. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding each of these matters and the other legal proceedings we are involved in. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Consumers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In the event a consumer decides to evaluate a new home automation, security monitoring, video monitoring, energy management, or wellness solution, the consumer may be more inclined to select one of our competitors whose product offerings are broader than those that we offer. In addition, consumers may prefer to purchase products that they can install themselves. If there are continuing restrictions on our service providers’ ability to meet with residential and commercial property owners in person, our ability to compete will depend on our ability to make our products available for remote installation or to make certain of our products easily installable by consumers rather than solely by our service providers.

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

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, social engineering attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. We continue to follow our previously implemented hybrid return to office plan that includes voluntary remote workdays and mandatory in-office workdays. The continued remote workdays may make us more vulnerable to cyber-attacks or other security breaches.

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

In order for us to maintain our current revenue sources and grow our revenues, we must effectively manage and grow relationships with our service provider partners. Recruiting and retaining qualified service provider partners and training them in our technology and solutions requires significant time and resources and has been made more challenging by the Macroeconomic Conditions. If we fail to maintain our relationships with existing service provider partners or develop relationships with new service provider partners, our revenue and operating results would be adversely affected. In addition, to execute on our strategy to expand our sales internationally, we must develop, manage and grow relationships with service provider partners that sell into these markets.

Any of our service provider partners may choose to offer a product from one of our competitors instead of our platforms and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a Patent Cross License Agreement in November 2013 with Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this arrangement, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider partner’s product; however, these monthly fees are less on a per customer basis than fees we receive from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. As disclosed under “Item 1 – Legal Proceedings,” Vivint has stopped paying license fees to Alarm.com under its Patent Cross License Agreement with us, which is having a material adverse effect upon our business, financial condition and results of operations. This matter is subject to ongoing arbitration and there can be no assurance that Alarm.com will be successful in these proceedings. Similarly, we entered into a patent license agreement with ADT pursuant to which we granted a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of our master service agreement with ADT. Under the terms of the license, ADT will pay us a monthly royalty for each subscriber to its branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not supported on our platforms. We must also work to expand our network of service provider partners to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service provider partners in our markets, there are a finite number of service provider partners that are able to perform the types of technical installations required for our platforms and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service provider partners, our business could be harmed.

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

We amended our master service agreement with ADT, or MSA, to extend the initial term through January 1, 2023 and to provide for the integration of certain third party products into the ADT Command and Control software platform which we operate. In connection with the amendment to the MSA, we agreed to provide ADT a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of the MSA for which ADT will pay us a monthly royalty for each subscriber to its ADT branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not enabled by one of our software platforms. We cannot assure you that we will be able to meet the conditions set forth in the amended agreement. We continue to generate revenue from each subscriber that is already installed on one of our platforms for the life of that subscriber account but the number of such subscribers would likely decline over time. While we would generate revenue from ADT subscribers not on our platform using service offerings covered by any of our licensed patents from the per subscriber royalty fee charged to ADT under the patent license, these monthly fees will be less on a per subscriber basis than fees we receive from our SaaS solutions. In addition, even if ADT continues to use other services that we offer, we cannot assure you that the revenue from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenue from ADT with revenues from new customers or other existing customers. Any negative developments in ADT’s business, or any significant decrease in revenue from or loss of ADT as a customer could materially and adversely harm our business, financial condition, cash flows and results of operations.

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

•technological innovations or new communications standards our connected property solutions do not address; and

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

We generally bill our service provider partners based on the number of subscribers they have on our platforms and the features being utilized by subscribers on a monthly basis in advance. Subscribers could elect to terminate our services in any given month. If our efforts and our service provider partners’ efforts to satisfy our existing subscribers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. We track our SaaS and license revenue renewal rate on an annualized basis, as reflected in the section of this Quarterly Report titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Business Metrics — SaaS and License Revenue Renewal Rate." However, our service provider partners, who resell our services to our subscribers, have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. Our SaaS and license revenue renewal rate is calculated across our entire subscriber base, including subscribers whose contract with their service provider reached the end of its contractual term during the measurement period, as well as subscribers whose contract with their service provider has not reached the end of its contractual term during the measurement period, and is not intended to estimate the rate at which our subscribers renew their contracts with our service provider partners. As a result, we may not be able to accurately predict future trends in renewals and the resulting churn. Subscribers may choose not to renew their contracts for many reasons, including the belief our service is not required for their needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief our competitors’ services provide better value. Additionally, our subscribers may not renew for reasons entirely out of our control, such as moving a residence or the dissolution of their business, which is particularly common for small to mid-sized businesses. A significant increase in our churn would have an adverse effect on our business, financial condition, cash flows or results of operations.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 51% of our hardware revenue for the three months ended March 31, 2023 (32%, 13% and 6% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. We are working with any impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. If our suppliers are unable to continue to provide agreed upon supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. For example, on January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS, on September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc., on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye, and on December 14, 2020, we acquired Shooter Detection Systems, LLC. Additionally, on December 16, 2021, our EnergyHub subsidiary acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our credit facility and also used some of the proceeds to pay accrued interest, fees and expenses related to our credit facility, which was terminated effective January 20, 2021. We currently intend to invest a portion of the proceeds in a portfolio of securities and other investments and although we plan to follow an established investment policy and seek to minimize the credit risk associated with investments by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value, become impaired or suffer from illiquidity.

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

As of March 31, 2023, we had $240.9 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

Legislative changes in the U.S. and other countries could increase our tax liability and adversely affect our after-tax profitability. For example, in August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions became effective on January 1, 2023. Current economic and political considerations make additional tax rules in the United States and other applicable jurisdictions subject to significant change, and changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

In addition, there is a continued interest within the European Union, Canada and other jurisdictions to apply new taxes on companies participating in the digital economy. Such tax rule changes could materially and adversely affect our cash flows, deferred tax assets and financial results.

We may be subject to additional tax liabilities, which would harm our results of operations.

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect and remit such taxes in the future. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting project is a project undertaken by the more than 130 member countries of the expanded Organization for Economic Cooperation and Development, or OECD, Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." Furthermore, the OECD, announced a consensus around further changes in traditional international tax principles to address, among other things, perceived challenges presented by global digital commerce, or Pillar One, and the perceived need for a minimum global effective tax rate of 15%, or Pillar Two. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least 750.0 million Euros, which would go into effect in 2024, subject to certain phase-in rules. The breadth of this project is likely to impact all multinational businesses by potentially redefining jurisdictional taxation rights. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 4% and 2% of our total revenue for the three months ended March 31, 2023 and 2022. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates and any such differences may be material. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex. Ongoing evolution of our business, and the Macroeconomic Conditions and resulting uncertainty have, and any future acquisitions may, compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, stock-based compensation, business combinations, and income taxes.

Risks Related to Our Intellectual Property

If we fail to protect our intellectual property and proprietary rights adequately, our business could be harmed.

We believe our proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, patents, trademarks, domain names and other measures, some of which afford only limited protection. We also rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology, or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure or inability to adequately protect our intellectual property and proprietary rights could harm our business, financial condition, cash flows and results of operations.

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

The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been involved with patent litigation suits in the past and we may be involved with and subject to similar litigation in the future to defend our intellectual property position. For example, on June 2, 2015, Vivint filed a lawsuit against us in U.S. District Court, District of Utah, alleging our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. Should Vivint prevail on its claims that one or more elements of our solution infringe one or more of its patents, we could be required to pay damages of Vivint’s lost profits and/or a reasonable royalty for sales of our solution, enjoined from making, using, and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Vivint’s claims, any of these outcomes could result in a material adverse effect on our business.

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

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation and our service provider partner contracts may require us to indemnify them against certain liabilities they may incur as a result of our infringement or alleged infringement of any third-party intellectual property. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Given our platforms and solutions integrate with many aspects of a property, the risk our platforms and solutions may be subject to these allegations is exacerbated. As we seek to extend our platforms and solutions, we could be constrained by the intellectual property rights of others. If our platforms and solutions exceed the scope of in-bound licenses or violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our platforms and solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition, cash flows and results of operations. If we were compelled to withdraw any of our platforms and solutions from the market, our business, financial condition, cash flows and results of operations could be harmed.

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

•changes in the anticipated future size and growth rate of our market; and

•general economic, regulatory and market conditions in the United States and abroad as well as the uncertainty resulting from the current Macroeconomic Conditions.

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

We have been and are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal controls are effective and would be required to disclose any material weaknesses identified in Management’s Report on Internal Control over Financial Reporting. While we have established certain procedures and control over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future.

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

If we are unable to conclude our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Failure to remediate any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2023.

(c) Issuer Purchases of Equity Securities

On February 15, 2023, our board of directors authorized the cancellation of the balance under the stock repurchase program ending December 3, 2023 and also authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025. No shares were repurchased under our stock repurchase program during the three months ended March 31, 2023.

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

(2) Previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on March 16, 2023, and incorporated herein by reference.

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

Alarm.com Holdings, Inc.

Date:	May 10, 2023	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)