Form 10-Q
period 2023-06-30
Alarm.com Holdings, Inc.
filed 2023-08-09
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 2, 2023, there were 49,906,142 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
SaaS and license revenue	$140,432	$129,475	$275,826	$252,700
Hardware and other revenue	83,443	83,370	157,765	165,582
Total revenue	223,875	212,845	433,591	418,282
Cost of revenue(1):
Cost of SaaS and license revenue	21,576	18,688	41,159	35,582
Cost of hardware and other revenue	64,791	68,648	121,380	141,841
Total cost of revenue	86,367	87,336	162,539	177,423
Operating expenses:
Sales and marketing	23,772	22,933	50,417	46,125
General and administrative	28,799	29,309	57,298	53,303
Research and development	60,918	54,156	122,826	105,646
Amortization and depreciation	7,860	7,775	15,533	15,536
Total operating expenses	121,349	114,173	246,074	220,610
Operating income	16,159	11,336	24,978	20,249
Interest expense	(827)	(785)	(1,695)	(1,569)
Interest income	7,417	1,016	12,599	1,159
Other (expense) / income, net	(631)	105	(779)	118
Income before income taxes	22,118	11,672	35,103	19,957
Provision for income taxes	6,507	844	5,285	226
Net income	15,611	10,828	29,818	19,731
Net loss attributable to redeemable noncontrolling interests	188	14	397	190
Net income attributable to common stockholders	$15,799	$10,842	$30,215	$19,921

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.32	$0.22	$0.61	$0.40
Diluted	$0.30	$0.21	$0.58	$0.38
Weighted average common shares outstanding:
Basic	49,859,615	49,931,689	49,723,012	50,068,176
Diluted	54,446,275	54,757,020	54,423,047	55,054,970
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$15,611	$10,828	$29,818	$19,731
Other comprehensive income
Foreign currency translation adjustment	658	—	828	—
Total other comprehensive income	658	—	828	—
Comprehensive income	16,269	10,828	30,646	19,731
Comprehensive loss attributable to redeemable noncontrolling interests	188	14	397	190
Comprehensive income attributable to common stockholders	$16,457	$10,842	$31,043	$19,921

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$627,041	$622,165
Accounts receivable, net of allowance for credit losses of $3,159 and $2,835, and net of allowance for product returns of $2,146 and $1,551 as of June 30, 2023 and December 31, 2022, respectively	123,285	124,283
Inventory	117,763	115,584
Other current assets, net of allowance for credit losses of $0 as of June 30, 2023 and December 31, 2022	29,748	29,056
Total current assets	897,837	891,088
Property and equipment, net	56,832	57,172
Intangible assets, net	87,841	82,458
Goodwill	153,997	148,183
Deferred tax assets	121,207	84,185
Operating lease right-of-use assets	28,136	28,933
Other assets, net of allowance for credit losses of $2 as of June 30, 2023 and December 31, 2022	36,870	37,356
Total assets	$1,382,720	$1,329,375
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$120,792	$119,657
Accrued compensation	23,224	25,582
Deferred revenue	9,671	7,540
Operating lease liabilities	12,242	12,157
Total current liabilities	165,929	164,936
Deferred revenue	11,789	10,792
Convertible senior notes, net	491,940	490,370
Operating lease liabilities	25,452	27,380
Other liabilities	15,511	13,050
Total liabilities	710,621	706,528
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	27,868	23,988
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 51,525,244 and 50,985,454 shares issued; and 49,858,244 and 49,452,709 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	515	510
Additional paid-in capital	518,249	497,199
Treasury stock, at cost; 1,667,000 and 1,532,745 shares as of June 30, 2023 and December 31, 2022, respectively	(90,719)	(83,993)
Accumulated other comprehensive income	828	—
Retained earnings	215,358	185,143
Total stockholders’ equity	644,231	598,859
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,382,720	$1,329,375

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2023	2022
Net income	$29,818	$19,731
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	616	547
Reserve for product returns	2,498	1,715
Recovery of credit losses on notes receivable	—	(78)
Inventory write-down	1,181	—
Amortization on patents and tooling	637	701
Amortization and depreciation	15,533	15,536
Amortization of debt issuance costs	1,570	1,560
Amortization of operating leases	5,621	5,065
Deferred income taxes	(36,870)	(22,734)
Change in fair value of contingent liability	27	—
Stock-based compensation	24,617	24,899
Gain on investment	—	(140)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(583)	(4,970)
Inventory	(523)	(33,045)
Other current and non-current assets	432	(2,485)
Accounts payable, accrued expenses and other current liabilities	(4,696)	10,046
Deferred revenue	3,105	2,404
Operating lease liabilities	(6,796)	(6,100)
Other liabilities	(2,920)	(394)
Cash flows from operating activities	33,267	12,258
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(9,696)	—
Additions to property and equipment	(3,393)	(26,302)
Issuances of notes receivable	(300)	(3,000)
Receipt of payments on notes receivable	28	32
Capitalized software development costs	(115)	—
Purchase of investment in unconsolidated entity	(200)	—
Proceeds from sale of investment	—	140
Purchases of developed technology and other assets	(5,915)	—
Cash flows used in investing activities	(19,591)	(29,130)
Cash flows used in financing activities:
Payments of deferred consideration for acquisitions	(1,655)	—
Purchases of treasury stock, including transaction costs	(6,726)	(51,499)
Purchases of redeemable noncontrolling interest	(832)	—
Payments of acquired debt	(389)	—
Issuances of common stock from equity-based plans	1,513	1,663
Cash flows used in financing activities	(8,089)	(49,836)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(124)	—
Net increase / (decrease) in cash, cash equivalents and restricted cash	5,463	(66,708)
Cash, cash equivalents and restricted cash at beginning of the period	622,879	710,621
Cash, cash equivalents and restricted cash at end of the period	$628,342	$643,913

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$627,041	$643,380
Restricted cash included in other current assets and other assets	1,301	533
Total cash, cash equivalents and restricted cash	$628,342	$643,913

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2022	$23,988	50,985	$510	$497,199	1,533	$(83,993)	$—	$185,143	$598,859
Common stock issued in connection with equity-based plans	—	270	3	1,308	—	—	—	—	1,311
Stock-based compensation expense	—	—	—	12,686	—	—	—	—	12,686
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,061	—	—	(2,061)	—	—	—	—	(2,061)
Net income / (loss) attributable to common stockholders	(209)	—	—	—	—	—	—	14,416	14,416
Other comprehensive income	—	—	—	—	—	—	170	—	170
Balance as of March 31, 2023	$25,840	51,255	$513	$509,132	1,533	$(83,993)	$170	$199,559	$625,381
Common stock issued in connection with equity-based plans	—	270	2	200	—	—	—	—	202
Purchase of treasury stock	—	—	—	—	134	(6,726)	—	—	(6,726)
Stock-based compensation expense	—	—	—	11,965	—	—	—	—	11,965
Purchases of redeemable noncontrolling interest	(1,238)	—	—	406	—	—	—	—	406
Accretion adjustments of redeemable noncontrolling interest to redemption value	3,454	—	—	(3,454)	—	—	—	—	(3,454)
Net income / (loss) attributable to common stockholders	(188)	—	—	—	—	—	—	15,799	15,799
Other comprehensive income	—	—	—	—	—	—	658	—	658
Balance as of June 30, 2023	$27,868	51,525	$515	$518,249	1,667	$(90,719)	$828	$215,358	$644,231

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity — (Continued)
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2021	$12,888	50,407	$504	$498,979	147	$(5,149)	$118,833	$613,167
Adoption of accounting standard on debt with conversion and other options	—	—	—	(56,515)	—	—	9,972	(46,543)
Common stock issued in connection with equity-based plans	—	85	1	1,079	—	—	—	1,080
Purchase of treasury stock	—	—	—	—	354	(23,331)	—	(23,331)
Stock-based compensation expense	—	—	—	12,110	—	—	—	12,110
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,569	—	—	(2,569)	—	—	—	(2,569)
Net income / (loss) attributable to common stockholders	(176)	—	—	—	—	—	9,079	9,079
Balance as of March 31, 2022	$15,281	50,492	$505	$453,084	501	$(28,480)	$137,884	$562,993
Common stock issued in connection with equity-based plans	—	205	2	581	—	—	—	583
Purchase of treasury stock	—	—	—	—	481	(28,168)	—	(28,168)
Reclassification of subsidiary long-term incentive plan liability related to modification	—	—	—	3,104	—	—	—	3,104
Stock-based compensation expense	—	—	—	12,789	—	—	—	12,789
Accretion adjustments of redeemable noncontrolling interest to redemption value	860	—	—	(860)	—	—	—	(860)
Net income / (loss) attributable to common stockholders	(14)	—	—	—	—	—	10,842	10,842
Balance as of June 30, 2022	$16,127	50,697	$507	$468,698	982	$(56,648)	$148,726	$561,283

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023 and 2022

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, such as the COVID-19 pandemic, and geopolitical upheaval, such as Russia’s incursion into Ukraine, disruptions to global supply chains, rising interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2023, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and six months ended June 30, 2023 from those disclosed in our Annual Report.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
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

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interests relate to our 86% equity ownership interest in PC Open Incorporated, a Washington corporation, doing business as OpenEye and our 85% equity ownership interest in Noonlight, Inc., or Noonlight, a Delaware corporation. The OpenEye and Noonlight stockholder agreements contain a put option that gives the minority stockholders the right to sell their shares to us based on the fair value of the shares and also contain a call option that gives us the right to purchase the remaining shares from the minority stockholders based on the fair value of the shares. The put and call options related to OpenEye can each be exercised beginning in the first quarter of 2023. The put and call options related to Noonlight can each be exercised beginning in the first quarter of 2026. These redeemable noncontrolling interests are considered temporary equity and we report them between liabilities and stockholders’ equity in the consolidated balance sheets. The amount of the net income or loss attributable to the redeemable noncontrolling interests is recorded in the consolidated statements of operations and the accretion of the redemption values is recorded as an adjustment to additional paid-in capital. We account for purchases of redeemable noncontrolling interest as a component of stockholders' equity when control is maintained. We recognize the difference between the consideration paid for the acquired redeemable noncontrolling interest and the fair value of the acquired redeemable noncontrolling interest as an adjustment to additional paid-in capital.

Note 3. Revenue from Contracts with Customers

Contract Assets

The changes in our contract assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning of period balance	$13,879	$4,480	$13,975	$4,520
Commission costs and upfront payments to a customer capitalized in period	1,547	3,921	3,220	4,727
Amortization of contract assets	(1,845)	(986)	(3,614)	(1,832)
End of period balance	$13,581	$7,415	$13,581	$7,415

Contract Liabilities

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning of period balance	$20,231	$15,619	$18,332	$14,837
Revenue deferred in period	5,719	5,387	11,659	9,377
Revenue recognized from amounts included in contract liabilities	(4,490)	(3,765)	(8,531)	(6,973)
End of period balance	$21,460	$17,241	$21,460	$17,241

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable	$128,590	$128,669
Allowance for credit losses	(3,159)	(2,835)
Allowance for product returns	(2,146)	(1,551)
Accounts receivable, net	$123,285	$124,283

For the three and six months ended June 30, 2023, we recorded a provision for credit losses of $0.1 million and $0.6 million, respectively, as compared to $0.4 million and $0.5 million for the same periods in the prior year.

For the three and six months ended June 30, 2023, we recorded a reserve for product returns of $1.3 million and $2.5 million in our hardware and other revenue, respectively, as compared to $0.9 million and $1.7 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and six months ended June 30, 2023, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three and six months ended June 30, 2023, as compared to historical periods.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three and six months ended June 30, 2023, we recorded credit loss expense for accounts receivable and notes receivable of less than $0.1 million and $0.5 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2022, we recorded credit loss expense of $0.4 million and $0.3 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(3,102)	$(97)	$(2,122)	$(31)	$(2,755)	$(80)	$(2,035)	$(133)
Recovery of / (provision for) expected credit losses	19	(96)	(464)	(29)	(487)	(130)	(619)	72
Write-offs	115	2	136	2	274	19	204	3
End of period balance	$(2,968)	$(191)	$(2,450)	$(58)	$(2,968)	$(191)	$(2,450)	$(58)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$38,218	$38,098
Work-in-process	420	—
Finished goods	79,125	77,486
Total inventory	$117,763	$115,584

Inventory values include a write-down of $1.2 million during the three months ended June 30, 2023, which is reflected in cost of hardware and other revenue within our condensed consolidated statements of operations. The inventory write-down is the result of a lower of cost or net realizable value adjustment for finished goods.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
Note 6. Acquisitions

Asset Acquisition

On April 21, 2023, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired certain assets of Vintra, Inc., or Vintra. Substantially all of the acquired assets consisted of developed technology. We believe the acquisition of the developed technology will expand Alarm.com's learning program and accelerate deployment of advanced video analytics solutions for the Alarm.com and OpenEye platforms.

In consideration for the purchase of the acquired assets, we paid $5.5 million in cash on April 21, 2023, after deducting $0.3 million related to the settlement of an outstanding loan issued to Vintra during March 2023 and $1.0 million related to an agreed holdback provision. The holdback is expected to be paid by the third quarter of 2024, subject to offset for any indemnification obligations. Additionally, we incurred $0.4 million in direct transaction costs related to legal fees during 2023 that were capitalized as a component of the consideration transferred. The $7.1 million purchase price consideration allocated to developed technology was recorded as an intangible asset at the time of the asset acquisition and is being amortized on a straight-line basis over an estimated useful life of five years. The remaining $0.1 million purchase price consideration was allocated to property and equipment.

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

In consideration for the purchase of EBS, we paid $9.8 million in cash on January 18, 2023, after deducting $2.2 million related to agreed holdback provisions. An earn-out up to an additional $2.5 million is payable if certain performance targets are met, which was initially recorded at the acquisition date fair value of $2.0 million. The acquisition was accounted for as a business combination within our Alarm.com segment. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is pending the final determination of the tax adjustments. The overall impacts to our condensed consolidated financial statements were not considered material for the three and six months ended June 30, 2023.

Acquisition of a Business - Noonlight

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

In consideration for the purchase of 85% of the issued and outstanding shares of capital stock of Noonlight, we paid $31.9 million in cash on September 23, 2022, after deducting $1.5 million related to an outstanding loan issued to Noonlight during May 2022 and $4.9 million related to agreed holdback provisions. The working capital adjustment was finalized during the first quarter of 2023 and $0.4 million was paid during the second quarter of 2023. The remaining amount of the holdback of $4.6 million is expected to be paid to the stockholders of Noonlight by the end of the first quarter of 2024, subject to offset for any indemnification obligations.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest related to our 85% equity ownership interest in Noonlight. The Noonlight stockholder agreement contains a put option that gives the minority Noonlight stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares and also contains a call option that gives us the right to purchase the remaining Noonlight shares from the minority Noonlight stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2026. This redeemable noncontrolling interest was recorded at fair value on September 23, 2022, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redemption value of the Noonlight noncontrolling interest was $6.8 million as of September 23, 2022 and $6.5 million as of June 30, 2023.

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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2023	$148,183	$—	$148,183
Goodwill acquired	7,200	—	7,200
Measurement period adjustments	(1,760)	—	(1,760)
Foreign currency translation adjustment	374	—	374
Balance as of June 30, 2023	$153,997	$—	$153,997

On January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS and initially recorded $7.2 million of goodwill in the Alarm.com segment. The measurement period adjustments relate to the Noonlight and EBS working capital and tax adjustments during the three and six months ended June 30, 2023.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Total
Balance as of January 1, 2023	$47,522	$33,553	$1,383	$—	$82,458
Intangible assets acquired	2,395	11,583	537	—	14,515
Capitalized software development costs	—	—	—	149	149
Amortization	(5,265)	(3,677)	(339)	—	(9,281)
Balance as of June 30, 2023	$44,652	$41,459	$1,581	$149	$87,841

We recorded $4.7 million and $9.3 million of amortization related to our intangible assets for the three and six months ended June 30, 2023, respectively, as compared to $4.5 million and $9.1 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and six months ended June 30, 2023 and 2022. During the six months ended June 30, 2022, we wrote-off $0.7 million in fully amortized intangible assets in the Alarm.com segment that were acquired in 2014 related to customer relationships, developed technology, trade name and other intangible assets that no longer existed as of January 1, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(83,628)	$44,652	6.6
Developed technology	70,061	(28,602)	41,459	5.2
Trade name	4,474	(2,893)	1,581	2.8
Capitalized software development costs	149	—	149	3.0
Total intangible assets	$202,964	$(115,123)	$87,841	5.9

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$125,885	$(78,363)	$47,522	7.0
Developed technology	58,478	(24,925)	33,553	5.8
Trade name	3,937	(2,554)	1,383	2.4
Total intangible assets	$188,300	$(105,842)	$82,458	6.5
Note 8. Other Assets

Loan to a Distribution Partner

In December 2022, we amended a subordinated credit agreement with the affiliated entity of one of our distribution partners. The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on June 18, 2027 and interest on the outstanding principal balance accrues at a rate of 12.0% per annum and is payable in kind. As of June 30, 2023 and December 31, 2022, $4.3 million and $4.0 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheets, respectively.

For the three and six months ended June 30, 2023, we recognized $0.8 million and $1.6 million of revenue from the distribution partner associated with this loan, respectively, as compared to $0.9 million and $1.5 million for the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of June 30, 2023 and December 31, 2022, $1.1 million of principal was outstanding from the service provider partner under the loan agreement.

For three and six months ended June 30, 2023 and 2022, we recognized less than $0.1 million and $0.1 million, respectively, of revenue from the service provider partner associated with this loan.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of June 30, 2023 and December 31, 2022, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the three and six months ended June 30, 2023 and 2022, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of June 30, 2023 and December 31, 2022, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of June 30, 2023 and December 31, 2022, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of June 30, 2023 and December 31, 2022, our investment in the technology partner was $5.1 million.

Allowance for Credit Losses - Notes Receivable

We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments for our notes receivable during the three and six months ended June 30, 2023, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable. There were no hardware financing receivables outstanding as of June 30, 2023 and December 31, 2022.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of June 30, 2023 and December 31, 2022 was less than $0.1 million, and is reflected in other current assets and other assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the three and six months ended June 30, 2023 and 2022.

There were no purchases or sales of financial assets during the three and six months ended June 30, 2023 and 2022. There were no significant changes in the amount of note receivable write-offs during the three and six months ended June 30, 2023, as compared to historical periods.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(2)	$—	$(1)	$(1)	$(2)	$—	$(79)	$(1)
Recovery of / (provision for) expected credit losses	—	—	(1)	1	—	—	77	1
Write-offs	—	—	—	—	—	—	—	—
End of period balance	$(2)	$—	$(2)	$—	$(2)	$—	$(2)	$—

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	June 30, 2023
Loan Receivables:	2023	2022	2021	2020	2019	Prior	Total
Current	$—	$1,500	$—	$1,066	$1	$4,259	$6,826
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$—	$1,500	$—	$1,066	$1	$4,259	$6,826

	December 31, 2022
Loan Receivables:	2022	2021	2020	2019	2018	Prior	Total
Current	$1,500	$—	$1,093	$1	$—	$4,015	$6,609
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$1,500	$—	$1,093	$1	$—	$4,015	$6,609

There were no notes receivable placed on nonaccrual status as of June 30, 2023 and December 31, 2022. During the three and six months ended June 30, 2023 and 2022, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of June 30, 2023 and December 31, 2022, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of June 30, 2023 and December 31, 2022, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
Prepaid Expenses

As of June 30, 2023 and December 31, 2022, $14.7 million and $14.5 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses and long lead-time parts related to our inventory.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of June 30, 2023	$612,955	$—	$—	$612,955
Money market accounts as of December 31, 2022	510,326	—	—	510,326

Liabilities:
Contingent consideration liability from acquisition as of June 30, 2023	$—	$—	$2,020	$2,020
Contingent consideration liability from acquisition as of December 31, 2022	—	—	—	—

The following table summarizes the change in fair value of the Level 3 liabilities with significant unobservable inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Contingent Consideration Liability from Acquisition	Subsidiary Long-Term Incentive Plan	Contingent Consideration Liability from Acquisition	Subsidiary Long-Term Incentive Plan
Beginning of period balance	$2,006	$3,104	$—	$3,351
Acquired liabilities	—	—	1,993	—
Changes in fair value included in earnings	14	—	27	(247)
Reclassification to additional paid in capital upon modification	—	(3,104)	—	(3,104)
End of period balance	$2,020	$—	$2,020	$—

As of June 30, 2023, $611.7 million of our money market accounts was included in cash and cash equivalents and $1.3 million was included in other assets in our condensed consolidated balance sheets. As of December 31, 2022, $509.6 million was included in cash and cash equivalents and $0.7 million was included in other assets in our condensed consolidated balance sheets. Our money market assets are valued using quoted prices in active markets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of June 30, 2023 and December 31, 2022.

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
June 30, 2023 and 2022
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

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of certain performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2025 and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2025, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the contingent consideration liability did not materially change from the acquisition date fair value of $2.0 million as there were no changes in the expected probability of achievement for the performance targets. The unobservable inputs used in the valuation as of June 30, 2023 included a weighted average expected achievement percentage of 89.5%, weighted by the potential payout of the performance targets, including a range of 80.0% to 99.0%. The valuation also included a weighted average discount rate of 6.5%, weighted by the probability of achievement of the performance targets at various dates, including a range of 6.4% to 6.6%. Selecting another probability of expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into Level 3 or reclassifications between levels of the fair value hierarchy during the three and six months ended June 30, 2023 and 2022. We also monitor the value of the investments for other-than-temporary impairment on a quarterly basis. No other-than-temporary impairments occurred during the three and six months ended June 30, 2023 and 2022.

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

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$2,871	$2,592	$5,621	$5,065
Cash paid for amounts included in the measurement of operating lease liabilities	3,434	3,125	6,796	6,100
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	188	3,930	4,115	5,712

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term — operating leases	3.4 years	3.4 years
Weighted-average discount rate — operating leases	4.5%	3.9%

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2023	$7,180
2024	13,185
2025	11,213
2026	6,756
2027	1,610
2028 and thereafter	2,386
Total lease payments	42,330
Less: imputed interest(2)	4,636
Present value of lease liabilities	$37,694
_______________
(1)Excludes $1.5 million of legally binding minimum lease payments for leases executed but not yet commenced. There are no options to extend lease terms that were reasonably certain of being exercised included in these balances.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of June 30, 2023 or December 31, 2022. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and six months ended June 30, 2023 and 2022.

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$57,490	$53,121
Accrued expenses	16,904	17,539
Income taxes payable	32,742	43,576
Holdback liability from business combinations	4,577	—
Other current liabilities	9,079	5,421
Accounts payable, accrued expenses and other current liabilities	$120,792	$119,657

The components of other liabilities are as follows (in thousands):

	June 30, 2023	December 31, 2022
Holdback liability from business combinations and asset acquisition	$2,780	$4,560
Contingent consideration liability from acquisition	2,020	—
Other liabilities	10,711	8,490
Other liabilities	$15,511	$13,050

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022

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
June 30, 2023 and 2022
We account for the 2026 Notes as a liability. The debt issuance costs are presented as a deduction from the outstanding principal balance of the 2026 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes at a rate of 0.6%.

As of June 30, 2023 and December 31, 2022, the fair value of our 2026 Notes was $426.9 million and $411.5 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $51.68 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of June 30, 2023.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal	$500,000	$500,000
Unamortized debt issuance costs	(8,060)	(9,630)
Net carrying amount	$491,940	$490,370

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of debt issuance costs	$786	$780	$1,570	$1,560
Total interest expense	$786	$780	$1,570	$1,560

Acquired Debt - EBS

On January 18, 2023, one of our wholly-owned subsidiaries acquired 100% of the issued and outstanding shares of capital stock of EBS. As part of this acquisition we acquired $2.9 million of outstanding debt, which decreased to $2.7 million as of June 30, 2023. As of June 30, 2023, all of the acquired debt was included in accounts payable, accrued expenses and other current liabilities within our condensed consolidated balance sheets.

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

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. In 2017 and 2019, the U.S. Patent Trial and Appeal Board, or PTAB, issued final written decisions in inter partes reviews finding all or some of the claims in five of the asserted patents unpatentable. These decisions were affirmed on appeal. Discovery has closed with respect to seven claims in three of the asserted patents. Vivint has moved for partial summary judgment and Alarm.com has moved for summary judgment as to those seven claims; both motions are pending decision. Discovery as to the six asserted claims from the fourth asserted patent has been stayed to permit Alarm.com to move for summary judgment as to these six claims as well. No trial date has been set.

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
June 30, 2023 and 2022
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

We also filed a lawsuit against Vivint on January 4, 2023 in U.S. District Court, Eastern District of Texas, alleging that Vivint infringes 15 of our patents. Since then, we have voluntarily dismissed without prejudice the infringement claims with respect to one of the patents, leaving 14 asserted patents. The case is docketed as No. 2:23-CV-0004-JRG-RSP (E.D. Tex.). We are seeking compensatory and enhanced damages, a permanent injunction and other relief. Vivint filed a partial motion to dismiss the complaint on February 27, 2023 which we have opposed. On March 8, 2023, Vivint filed counterclaims in the action alleging that Alarm.com’s products and services directly and indirectly infringe 14 patents owned by Vivint. Most of Vivint’s counterclaims also name our service provider ADT LLC as a defendant. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on April 28, 2023. Among other things, we asserted defenses based on non-infringement and invalidity of Vivint’s patents. Trial is scheduled to begin on September 9, 2024. While we believe we have valid defenses to Vivint’s counterclaims, the outcome of these legal claims cannot be predicted with certainty and any of these outcomes could result in an adverse effect on our business. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

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
June 30, 2023 and 2022
In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we are incurring costs associated with the indemnification of our service provider ADT, LLC in ongoing patent infringement suits.

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. ADT answered the second amended complaint on March 22, 2022, asserted defenses based on non-infringement and invalidity of all five asserted patents and counterclaimed for declaratory judgement of invalidity of all five asserted patents. The PTAB granted inter partes review of two of the asserted patents at ADT's request. On June 17, 2022, the court entered an order staying the case in view of the pending proceedings before the PTAB, with the exception of certain discovery of source code. In decisions issued in February and March 2023, the PTAB found all challenged claims of the two patents under review unpatentable. Vivint filed appeals of the PTAB decisions on April 13, 2023 and May 30, 2023.

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

We are also incurring costs associated with the indemnification of our service provider Monitronics International, Inc. d/b/a Brinks in ongoing patent infringement suits. On November 4, 2022, January 13, 2023 and April 18, 2023, IOT Innovations LLC, or IOT, sued Monitronics in U.S. District Court, Eastern District of Texas, alleging patent infringement of certain products and services sold by Monitronics. Together, IOT has asserted infringement of 26 patents and is seeking permanent injunctions, enhanced damages and attorneys' fees. Monitronics filed a Motion to Dismiss the first-filed case for lack of venue on January 24, 2023 and the second-filed case on March 24, 2023. The court issued a scheduling order in the first-filed case on July 18, 2023 and trial is scheduled for October 7, 2024. Trial dates are not yet set in the second- and third-filed cases. Should IOT prevail on the claims that one or more elements of Monitronics’ products or services infringe, we could be required to indemnify Monitronics for damages in the form of a reasonable royalty or Monitronics could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

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

Note 13. Stockholders' Equity

Stock Repurchase Programs

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. No shares of our common stock were repurchased under this program during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, we repurchased 480,531 and 834,654 shares of our common stock under this program for $28.2 million and $51.5 million, respectively, which includes applicable commissions and fees.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
On February 15, 2023, our board of directors authorized the cancellation of the balance under the stock repurchase program ending December 3, 2023 and also authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025. During the three and six months ended June 30, 2023, 134,255 shares of our common stock were repurchased under this program for $6.7 million, which includes applicable commissions and fees. As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$892	$1,440	$1,924	$2,498
General and administrative	3,468	3,947	6,613	7,182
Research and development	7,571	7,402	16,080	15,219
Total stock-based compensation expense	$11,931	$12,789	$24,617	$24,899

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$1,071	$950	$1,983	$1,728
Restricted stock units	10,819	11,794	22,541	23,078
Employee stock purchase plan	41	45	93	93
Total stock-based compensation expense	$11,931	$12,789	$24,617	$24,899
Tax (shortfall) / windfall benefit from stock-based awards	$(669)	$504	$(691)	$1,033

We granted 172,000 and 193,400 stock options pursuant to our 2015 Equity Incentive Plan during the three and six months ended June 30, 2023, respectively, as compared to 95,000 stock options for the same periods in the prior year. There were 12,184 and 83,135 stock options exercised during the three and six months ended June 30, 2023, respectively, as compared to 25,242 and 39,262 stock options for the same periods in the prior year. There was an aggregate of 103,522 and 186,397 restricted stock units without performance conditions granted to certain of our employees and directors during the three and six months ended June 30, 2023, respectively, as compared to an aggregate of 433,881 and 590,424 restricted stock units without performance conditions for the same periods in the prior year. There were no restricted stock units with performance conditions granted to certain of our employees during the three and six months ended June 30, 2023, as compared to zero and 71,934 restricted stock units with performance conditions for the same periods in the prior year. There were 226,865 and 393,950 restricted stock units without performance conditions that vested during the three and six months ended June 30, 2023, respectively, as compared to 179,998 and 237,495 restricted stock units without performance conditions vested during the same periods in the prior year. There were 30,406 and 39,406 restricted stock units with performance conditions that vested during the three and six months ended June 30, 2023, respectively, as compared to no restricted stock units with performance conditions vested for the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net income	$15,611	$10,828	$29,818	$19,731
Net loss attributable to redeemable noncontrolling interests	188	14	397	190
Net income attributable to common stockholders - basic (A)	15,799	10,842	30,215	19,921
Add back interest expense, net of tax, attributable to convertible senior notes	591	587	1,181	1,173
Net income attributable to common stockholders - diluted (B)	$16,390	$11,429	$31,396	$21,094
Denominator:
Weighted average common shares outstanding — basic (C)	49,859,615	49,931,689	49,723,012	50,068,176
Dilutive effect of convertible senior notes, stock options and restricted stock units	4,586,660	4,825,331	4,700,035	4,986,794
Weighted average common shares outstanding — diluted (D)	54,446,275	54,757,020	54,423,047	55,054,970
Net income per share:
Basic (A/C)	$0.32	$0.22	$0.61	$0.40
Diluted (B/D)	$0.30	$0.21	$0.58	$0.38

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	602,135	329,826	602,135	327,959
Restricted stock units	253,214	314,174	152,817	356,290

Our redeemable noncontrolling interests are related to our 86% equity ownership interests in OpenEye, and our 85% equity ownership interest in Noonlight. See Note 6 for details on the put option and call option contained in the Noonlight stockholder agreement.

We use the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for each of the three and six months ended June 30, 2023 and 2022. Additionally, we included $0.6 million and $1.2 million of debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the three and six months ended June 30, 2023 and 2022, respectively.

Note 16. Significant Service Providers and Distributors

During the three and six months ended June 30, 2023, our 10 largest revenue service provider partners or distributors accounted for 50.0% of our consolidated revenue, as compared to 48% and 49%, respectively, for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and six months ended June 30, 2023 and 2022.

One service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of June 30, 2023. Two service provider partners or distributors in the Alarm.com segment each represented greater than 10% of accounts receivable as of December 31, 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and six months ended June 30, 2023, we recorded a provision for income taxes of $6.5 million and $5.3 million, respectively, resulting in an effective income tax rate of 29.4% and 15.1% for those periods. For the three and six months ended June 30, 2022, we recorded a provision for income taxes of $0.8 million and $0.2 million, respectively, resulting in an effective income tax rate of 7.2% and 1.1% for those periods. For the three months ended June 30, 2023, our effective tax rate was above the 21.0% statutory rate primary due to an unfavorable true-up adjustment of our 2022 income tax provision estimate associated with research and development tax credits, an increase in foreign withholding taxes and a stock-based compensation tax shortfall. For the six months ended June 30, 2023, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by an unfavorable true-up adjustment of our 2022 income tax provision estimate associated with research and development tax credits, the impact of state taxes, foreign withholding taxes and a stock-based compensation tax shortfall. For the three and six months ended June 30, 2022, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed, tax windfall benefits from employee stock-based compensation and the foreign derived intangible income deduction, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards was $2.6 million as of December 31, 2022 and increased to $2.8 million as of June 30, 2023.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability of $0.8 million primarily for research and development tax credits claimed during the six months ended June 30, 2023. We recorded an increase to the unrecognized tax benefits liability of $1.1 million primarily for research and development tax credits claimed during the six months ended June 30, 2022.

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

As of June 30, 2023 and December 31, 2022, our condensed consolidated balance sheets included a $0.3 million accrual for total interest expense related to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions became effective on January 1, 2023 and the provisions did not have a material impact on our financial condition or results of operations as of June 30, 2023.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% of our revenue, net of intersegment eliminations, for each of the three and six months ended June 30, 2023, as compared to 94% and 95%, respectively, for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended June 30, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$127,754	$12,678	$—	$—	$140,432
Hardware and other revenue	82,633	1,860	(881)	(169)	83,443
Total revenue	210,387	14,538	(881)	(169)	223,875
Operating income / (loss)	19,901	(3,878)	41	95	16,159

	Three Months Ended June 30, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$119,128	$10,347	$—	$—	$129,475
Hardware and other revenue	82,158	2,654	(1,344)	(98)	83,370
Total revenue	201,286	13,001	(1,344)	(98)	212,845
Operating income / (loss)	16,918	(5,725)	168	(25)	11,336

	Six Months Ended June 30, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$253,406	$22,420	$—	$—	$275,826
Hardware and other revenue	156,128	3,579	(1,658)	(284)	157,765
Total revenue	409,534	25,999	(1,658)	(284)	433,591
Operating income / (loss)	33,831	(9,068)	46	169	24,978

	Six Months Ended June 30, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$234,476	$18,224	$—	$—	$252,700
Hardware and other revenue	163,379	4,958	(2,243)	(512)	165,582
Total revenue	397,855	23,182	(2,243)	(512)	418,282
Operating income / (loss)	29,671	(9,728)	354	(48)	20,249

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of June 30, 2023	$1,430,105	$39,640	$(87,046)	$21	$1,382,720
Assets as of December 31, 2022	1,366,343	53,927	(90,929)	34	1,329,375

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $5.9 million and $12.1 million for the three and six months ended June 30, 2023, respectively, as compared to $6.9 million and $14.0 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2023 and 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023 and 2022
Amortization and depreciation expense was $7.6 million and $15.0 million for the Alarm.com segment for the three and six months ended June 30, 2023, respectively, as compared to $7.5 million and $14.9 million for the same periods in the prior year. Amortization and depreciation expense was $0.3 million and $0.6 million for the Other segment for the three and six months ended June 30, 2023, respectively, as compared to $0.3 million and $0.6 million for the same periods in the prior year. Additions to property and equipment were $2.8 million and $5.8 million for the Alarm.com segment for the three and six months ended June 30, 2023, respectively, as compared to $24.1 million and $25.7 million for the same periods in the prior year. Additions to property and equipment were $0.1 million for the Other segment for each of the three and six months ended June 30, 2023, as compared to less than $0.1 million and $0.1 million, respectively, for the same periods in the prior year.

We derived substantially all revenue from North America for the three and six months ended June 30, 2023 and 2022. Substantially all of our long-lived assets were in North America as of June 30, 2023 and December 31, 2022.

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

Highlights of Second Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 63% and 64% of our revenue during the three and six months ended June 30, 2023, respectively, as compared to 61% and 60% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 3% of our revenue during each of the three and six months ended June 30, 2023 and 2022.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 37% and 36% of our revenue during the three and six months ended June 30, 2023, respectively, as compared to 39% and 40% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 8% to $140.4 million during the three months ended June 30, 2023 from $129.5 million during the three months ended June 30, 2022. SaaS and license revenue increased 9% to $275.8 million in the six months ended June 30, 2023 from $252.7 million in the six months ended June 30, 2022. Included in SaaS and license revenue was software license revenue, which decreased to $5.9 million during the three months ended June 30, 2023 from $6.9 million during the three months ended June 30, 2022. Software license revenue decreased to $12.1 million in the six months ended June 30, 2023 from $14.0 million in the six months ended June 30, 2022.

•Total revenue increased 5% to $223.9 million during the three months ended June 30, 2023 from $212.8 million during the three months ended June 30, 2022. Total revenue increased 4% to $433.6 million in the six months ended June 30, 2023 from $418.3 million in the six months ended June 30, 2022.

•Net income increased to $15.6 million during the three months ended June 30, 2023, as compared to $10.8 million during the three months ended June 30, 2022. Net income increased to $29.8 million in the six months ended June 30, 2023, as compared to $19.7 million in the six months ended June 30, 2022. Net income attributable to common stockholders increased to $15.8 million during the three months ended June 30, 2023, as compared to $10.8 million during the three months ended June 30, 2022. Net income attributable to common stockholders increased to $30.2 million in the six months ended June 30, 2023, as compared to $19.9 million in the six months ended June 30, 2022.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, decreased to $36.4 million during the three months ended June 30, 2023 from $37.1 million during the three months ended June 30, 2022. Non-GAAP adjusted EBITDA decreased to $66.9 million in the six months ended June 30, 2023 from $67.1 million in the six months ended June 30, 2022.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and six months ended June 30, 2023 and 2022.

Recent Developments

On April 21, 2023, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired certain assets of Vintra, Inc., or Vintra. Substantially all of the acquired assets consisted of developed technology. We believe the acquisition of the developed technology will expand Alarm.com's learning program and accelerate deployment of advanced video analytics solutions for the Alarm.com and OpenEye platforms.

In consideration for the purchase of the acquired assets, we paid $5.5 million in cash in April 2023, after deducting $0.3 million related to the settlement of an outstanding loan issued to Vintra during March of 2023 and $1.0 million related to an agreed holdback provision. The holdback is expected to be paid by the third quarter of 2024, subject to offset for any indemnification obligations. Additionally, we incurred $0.4 million in direct transaction costs related to legal fees during 2023 that were capitalized as a component of the consideration transferred. The $7.1 million purchase price consideration allocated to developed technology was recorded as an intangible asset at the time of the asset acquisition and is being amortized on a straight-line basis over an estimated useful life of five years. The remaining $0.1 million purchase price consideration was allocated to property and equipment.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2023, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SaaS and license revenue	$140,432	$129,475	$275,826	$252,700
Non-GAAP adjusted EBITDA	36,373	37,135	66,948	67,054

	Twelve Months Ended June 30,
	2023	2022
SaaS and license revenue renewal rate	93%	94%

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

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other (expense) / income, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our 2026 Notes. We exclude interest expense in calculating non-GAAP adjusted EBITDA because we believe that the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other (expense) / income, net including gains, losses or impairments on investments and other assets as well as losses on the early extinguishment of debt, when applicable, from non-GAAP adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for income taxes from non-GAAP adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and six months ended June 30, 2023 and 2022.

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

Our costs of hardware revenue increased during the second half of 2021 primarily due to an increase in costs for freight shipments, including expedited shipping costs, as well as an increase in inventory component costs. We currently expect our hardware revenue margins in 2023 to approximate the hardware revenue margins experienced during the third and fourth quarters of 2022 as opposed to the hardware revenue margins experienced during the fourth quarter of 2021 and first quarter of 2022 as a result of price increases we implemented on certain products during the first six months of 2022 to partially offset our increases in costs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,606 employees as of June 30, 2022 to 1,909 employees as of June 30, 2023, including 104 employees who manufacture hardware for our suite of IoT solutions, and grew from 1,858 employees as of March 31, 2023. We expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 484 as of June 30, 2022 to 553 as of June 30, 2023 and increased from 519 as of March 31, 2023. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions decreased from 203 as of June 30, 2022 to 199 as of June 30, 2023 and increased from 198 as of March 31, 2023. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property as well as additional legal fees related to the dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 919 as of June 30, 2022 to 1,053 as of June 30, 2023 and increased from 1,042 as of March 31, 2023. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the six months ended June 30, 2023, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by an unfavorable true-up adjustment of our 2022 income tax provision estimate associated with research and development tax credits, the impact of state taxes, foreign withholding taxes and a stock-based compensation tax shortfall. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations and data as a percentage of revenue for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenue:
SaaS and license revenue	$140,432	63%	$129,475	61%	$275,826	64%	$252,700	60%
Hardware and other revenue	83,443	37	83,370	39	157,765	36	165,582	40
Total revenue	223,875	100	212,845	100	433,591	100	418,282	100
Cost of revenue(1):
Cost of SaaS and license revenue	21,576	10	18,688	9	41,159	9	35,582	8
Cost of hardware and other revenue	64,791	29	68,648	32	121,380	28	141,841	34
Total cost of revenue	86,367	39	87,336	41	162,539	37	177,423	42
Operating expenses:
Sales and marketing(2)	23,772	10	22,933	11	50,417	12	46,125	11
General and administrative(2)	28,799	13	29,309	14	57,298	13	53,303	13
Research and development(2)	60,918	27	54,156	25	122,826	28	105,646	25
Amortization and depreciation	7,860	4	7,775	4	15,533	4	15,536	4
Total operating expenses	121,349	54	114,173	54	246,074	57	220,610	53
Operating income	16,159	7	11,336	5	24,978	6	20,249	5
Interest expense	(827)	—	(785)	—	(1,695)	—	(1,569)	—
Interest income	7,417	3	1,016	—	12,599	2	1,159	—
Other (expense) / income, net	(631)	—	105	—	(779)	—	118	—
Income before income taxes	22,118	10	11,672	5	35,103	8	19,957	5
Provision for income taxes	6,507	3	844	—	5,285	1	226	—
Net income	$15,611	7%	$10,828	5%	$29,818	7%	$19,731	5%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense data:
Sales and marketing	$892	$1,440	$1,924	$2,498
General and administrative	3,468	3,947	6,613	7,182
Research and development	7,571	7,402	16,080	15,219
Total stock-based compensation expense	$11,931	$12,789	$24,617	$24,899

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	14%	15%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	78	82	77	86
Total cost of revenue as a percentage of total revenue	39%	41%	37%	42%

Comparison of the Three and Six Months Ended June 30, 2023 to June 30, 2022

The following tables in this section set forth our selected condensed consolidated statements of operations, data for the percentage change and data as a percentage of revenue for the periods presented (in thousands, except percentages):

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Revenue
SaaS and license revenue	$140,432	$129,475	8%	$275,826	$252,700	9%
Hardware and other revenue	83,443	83,370	—	157,765	165,582	(5)
Total revenue	$223,875	$212,845	5%	$433,591	$418,282	4%

The $11.0 million increase in total revenue for the three months ended June 30, 2023 as compared to the same period in the prior year was primarily the result of a $11.0 million, or 8%, increase in our SaaS and license revenue and a $0.1 million, or 0%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.0 million to $5.9 million during the three months ended June 30, 2023 as compared to $6.9 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $8.6 million for the three months ended June 30, 2023 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2022. The increase in SaaS and license revenue for the Alarm.com segment was partially offset by $5.5 million in license revenue from Vivint during the three months ended June 30, 2022 that did not occur during the three months ended June 30, 2023. The SaaS and license revenue for our Other segment increased $2.3 million for the three months ended June 30, 2023 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions. The increase in hardware and other revenue for the three months ended June 30, 2023 as compared to the same period in the prior year was primarily from the $0.9 million increase in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment due to price increases we implemented on certain products to partially offset our increases in costs. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $0.9 million for the three months ended June 30, 2023 as compared to the same period in the prior year primarily due to decreased sales related to our property management and Heating, Ventilation and Air Conditioning solutions.

The $15.3 million increase in total revenue for the six months ended June 30, 2023 as compared to the same period in the prior year was primarily the result of a $23.1 million, or 9%, increase in our SaaS and license revenue and a $7.8 million, or 5%, decrease in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.9 million to $12.1 million during the six months ended June 30, 2023, as compared to $14.0 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $18.9 million for the six months ended June 30, 2023 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2022. The increase in SaaS and license revenue for the Alarm.com segment was partially offset by $10.9 million in license revenue from Vivint during the six months ended June 30, 2022 that did not occur during the six months ended June 30, 2023. The SaaS and license revenue for our Other segment increased $4.2 million for the six months ended June 30, 2023 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions. The decrease in hardware and other revenue for the six months ended June 30, 2023 as compared to the same period in the prior year was primarily from the $6.7 million decrease in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment due to a decrease in the volume of video cameras and cellular radio modules sold due to the shut down of 3G and CDMA wireless networks in 2022 by certain cellular carriers. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $1.2 million for the six months ended June 30, 2023 as compared to the same period in the prior year primarily due to decreased sales related to our property management and Heating, Ventilation and Air Conditioning solutions.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Cost of revenue(1)
Cost of SaaS and license revenue	$21,576	$18,688	15%	$41,159	$35,582	16%
Cost of hardware and other revenue	64,791	68,648	(6)	121,380	141,841	(14)
Total cost of revenue	$86,367	$87,336	(1)%	$162,539	$177,423	(8)%
% of total revenue	39%	41%		37%	42%
_____________
(1)Excludes amortization and depreciation shown in operating expenses.

The $1.0 million decrease in cost of revenue for the three months ended June 30, 2023 as compared to the same period in the prior year was the result of a $3.9 million, or 6%, decrease in cost of hardware and other revenue and a $2.9 million, or 15%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.1 million for each of the three months ended June 30, 2023 and 2022. The cost of hardware and other revenue for the Alarm.com segment decreased $3.0 million during the three months ended June 30, 2023 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped, a decrease in inventory component costs and a decrease in costs for freight shipments. The cost of SaaS and license revenue for the Alarm.com segment increased $2.5 million during the three months ended June 30, 2023 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of hardware and other revenue for the Other segment decreased $0.9 million during the three months ended June 30, 2023 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped, a decrease in inventory component costs and a decrease in costs for freight shipments. The cost of SaaS and license revenue for the Other segment increased $0.4 million during the three months ended June 30, 2023 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 78% for the three months ended June 30, 2023 and 82% for the same period in the prior year. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended June 30, 2023 as compared to the same period in the prior year is primarily due to a decrease in inventory component and freight shipment costs, price increases we implemented on certain products as well as a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for the three months ended June 30, 2023 and 14% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 2% for each of the three months ended June 30, 2023 and 2022.

The $14.9 million decrease in cost of revenue for the six months ended June 30, 2023 as compared to the same period in the prior year was the result of a $20.5 million, or 14%, decrease in cost of hardware and other revenue and a $5.6 million, or 16%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.3 million for each of the six months ended June 30, 2023 and 2022. The cost of hardware and other revenue for the Alarm.com segment decreased $19.4 million during the six months ended June 30, 2023 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped, a decrease in inventory component costs and a decrease in costs for freight shipments. The cost of SaaS and license revenue for the Alarm.com segment increased $4.3 million during the six months ended June 30, 2023 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of hardware and other revenue for the Other segment decreased $1.1 million during the six months ended June 30, 2023 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped, a decrease in inventory component costs and a decrease in costs for freight shipments. The cost of SaaS and license revenue for the Other segment increased $1.3 million during the six months ended June 30, 2023 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 77% for the six months ended June 30, 2023 and 86% for the same period in the prior year. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the six months ended June 30, 2023 as compared to the same period in the prior year is primarily due to a decrease in inventory component and freight shipment costs, price increases we have implemented on some of our products as well as a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for the six months ended June 30, 2023 and 14% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 2% for each of the six months ended June 30, 2023 and 2022.

Sales and Marketing Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Sales and marketing	$23,772	$22,933	4%	$50,417	$46,125	9%
% of total revenue	10%	11%		12%	11%

The $0.8 million increase in sales and marketing expense for the three months ended June 30, 2023 as compared to the same period in the prior year was primarily due to a $1.4 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team and our service provider partner support team to support our growth, partially offset by a $1.3 million decrease in marketing expense, including advertising costs. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. Sales and marketing expense for our Alarm.com segment also increased by $0.5 million for the three months ended June 30, 2023 as compared to the same period in the prior year due to an increase in our expenses for recruiting and external consultants. Sales and marketing expense from our Other segment decreased $0.1 million for the three months ended June 30, 2023 as compared to the same period in the prior year, primarily due to a decrease in marketing expense.

The $4.3 million increase in sales and marketing expense for the six months ended June 30, 2023 as compared to the same period in the prior year was primarily due to a $4.5 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team and our service provider partner support team to support our growth, partially offset by a $1.9 million decrease in marketing expense, including advertising cost. Sales and marketing expense from our Other segment increased $0.7 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team. The overall number of employees in our sales and marketing teams increased from 484 as of June 30, 2022 to 553 as of June 30, 2023.

General and Administrative Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
General and administrative	$28,799	$29,309	(2)%	$57,298	$53,303	7%
% of total revenue	13%	14%		13%	13%

The $0.5 million decrease in general and administrative expense for the three months ended June 30, 2023 as compared to the same period in the prior year was primarily due to a $1.7 million decrease in legal costs for our Alarm.com segment related to intellectual property litigation, partially offset by a $1.5 million increase in personnel and related costs for our Alarm.com segment. General and administrative expenses from our Other segment decreased by $0.5 million for the three months ended June 30, 2023 as compared to the same period in the prior year, primarily due to a decrease in personnel and related costs.

The $4.0 million increase in general and administrative expense for the six months ended June 30, 2023 as compared to the same period in the prior year was primarily due to a $3.1 million increase in personnel and related costs for our Alarm.com segment and a $1.9 million increase in our expenses for external consultants. Additionally, the provision for credit losses increased $0.7 million, rent expense increased $0.4 million and insurance-related costs increased $0.3 million for our Alarm.com segment for the six months ended June 30, 2023 as compared to the same period in the prior year. These increases in general and administrative expense were partially offset by a $2.2 million decrease in legal costs for our Alarm.com segment primarily related to intellectual property litigation. General and administrative expenses from our Other segment decreased by $0.9 million for the six months ended June 30, 2023 as compared to the same period in the prior year, primarily due to a $0.6 million decrease in the provision for credit losses and a $0.4 million decrease in personnel and related costs. The overall number of employees in general and administrative functions decreased from 203 as of June 30, 2022 to 199 as of June 30, 2023.

Research and Development Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Research and development	$60,918	$54,156	12%	$122,826	$105,646	16%
% of total revenue	27%	25%		28%	25%

The $6.8 million increase in research and development expense for the three months ended June 30, 2023 as compared to the same period in the prior year was primarily due to a $5.5 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $0.3 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $0.7 million for the three months ended June 30, 2023 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs.

The $17.2 million increase in research and development expense for the six months ended June 30, 2023 as compared to the same period in the prior year was primarily due to a $13.4 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $1.0 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $2.2 million for the six months ended June 30, 2023 as compared to the same period in the prior year due to an increase in personnel and related costs. The overall number of employees in research and development functions increased from 919 as of June 30, 2022 to 1,053 as of June 30, 2023.

Amortization and Depreciation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Amortization and depreciation	$7,860	$7,775	1%	$15,533	$15,536	—%
% of total revenue	4%	4%		4%	4%

Amortization and depreciation remained relatively consistent for the three and six months ended June 30, 2023 as compared to the same periods in the prior year.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Interest expense	$(827)	$(785)	5%	$(1,695)	$(1,569)	8%
% of total revenue	—%	—%		—%	—%

Interest expense remained relatively consistent for the three and six months ended June 30, 2023, as compared to the same periods in the prior year.

Interest Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Interest income	$7,417	$1,016	630%	$12,599	$1,159	987%
% of total revenue	3%	—%		2%	—%

Interest income increased $6.4 million and $11.4 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in the prior year, primarily due to an increase in interest income earned on cash and cash equivalents during the three and six months ended June 30, 2023.

Other (Expense) / Income, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Other (expense) / income, net	$(631)	$105	(701)%	$(779)	$118	(760)%
% of total revenue	—%	—%		—%	—%

Other (expense) / income, net increased $0.7 million and $0.9 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in the prior year, primarily due to an increase in non-operating and miscellaneous expenses.

Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Provision for income taxes	$6,507	$844	671%	$5,285	$226	2,238%
% of total revenue	3%	—%		1%	—%

The provision for income taxes increased $5.7 million and $5.1 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in the prior year. Our effective tax rate was 29.4% and 15.1% for the three and six months ended June 30, 2023, respectively, as compared to 7.2% and 1.1% for the same periods in the prior year. The increase in the provision for income taxes for the three and six months ended June 30, 2023 as compared to the same periods in the prior year was primarily due to an increase in income before income taxes, an unfavorable true-up adjustment of our 2022 income tax provision estimate associated with research and development tax credits, foreign withholding taxes and a stock-based compensation tax shortfall.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% of our revenue, net of intersegment eliminations, for each of the three and six months ended June 30, 2023, as compared to 94% and 95%, respectively, for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,447 employees as of June 30, 2022 to 1,712 employees as of June 30, 2023 and increased from 1,672 employees as of March 31, 2023. Our Other segment increased from 159 employees as of June 30, 2022 to 197 employees as of June 30, 2023 and increased from 186 employees as of March 31, 2023. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended June 30,
	2023			2022
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$127,754	$82,633	$109,267	$119,128	$82,158	$102,058
Other	12,678	1,860	12,202	10,347	2,654	12,235
Intersegment Alarm.com	—	(881)	(120)	—	(1,344)	(120)
Intersegment Other	—	(169)	—	—	(98)	—
Total	$140,432	$83,443	$121,349	$129,475	$83,370	$114,173

	Six Months Ended June 30,
	2023			2022
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$253,406	$156,128	$222,208	$234,476	$163,379	$198,734
Other	22,420	3,579	24,106	18,224	4,958	22,116
Intersegment Alarm.com	—	(1,658)	(240)	—	(2,243)	(240)
Intersegment Other	—	(284)	—	—	(512)	—
Total	$275,826	$157,765	$246,074	$252,700	$165,582	$220,610

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $5.9 million and $12.1 million for the three and six months ended June 30, 2023, respectively, as compared to $6.9 million and $14.0 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2023 and 2022.

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

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$627,041	$622,165
Accounts receivable, net	123,285	124,283
Working capital	731,908	726,152

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of June 30, 2023 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of June 30, 2023, our cash and cash equivalents were primarily held in money market accounts that generated low returns.

Liquidity and Capital Resources

As of June 30, 2023, we had $627.0 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 174, or Section 174, to eliminate the option to immediately deduct research and development expenditures in the year incurred, requiring these expenditures to be capitalized and amortized. While we calculated the 2022 Federal and state cash tax increase from Section 174 to be $38.1 million, we did not pay this additional cash tax liability as part of our 2022 estimated tax payments due to the possible deferral, modification or repeal of Section 174. The additional 2022 Federal cash tax liability was included in current income taxes payable as of December 31, 2022, and was paid in February 2023. The increased 2022 state tax liability was paid in April 2023 in the amount of $7.5 million. The Section 174 impact on 2023 cash flows from operating activities will depend on, among other factors, our 2023 operating results and the level of 2023 research and development activity. Based on information currently available to us, we estimate the increased 2023 Section 174 Federal and state cash tax payable for our 2023 taxable income to be in the range of $45.0 million to $50.0 million if the requirement to capitalize and amortize research and development expenditures is not deferred, modified or repealed. This estimate is based on the limited information that is currently available and is subject to change. While the largest impact will be to cash flow from operating activities, the impact would continue over the five-year amortization period, but would decrease over that period and is expected to be immaterial beginning in year six.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final six months of fiscal year 2023, we expect our capital expenditure requirements to be between $3.0 million and $5.0 million, primarily related to the continued build out of our leased and owned office space as well as purchases of computer software and equipment. Maturities of lease liabilities for our various office, data center and equipment leases are as follows: $7.2 million for the remainder of 2023, $13.2 million in 2024, $11.2 million in 2025, $6.8 million in 2026, $1.6 million in 2027 and $2.4 million in 2028 and thereafter.

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

Material Cash Requirements

As of June 30, 2023, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

Dividends

We did not declare or pay dividends during the three and six months ended June 30, 2023 or 2022. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. No shares of our common stock were repurchased under this program during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, we repurchased 480,531 and 834,654 shares of our common stock under this program for $28.2 million and $51.5 million, respectively, which includes applicable commissions and fees.

On February 15, 2023, our board of directors authorized the cancellation of the balance under the stock repurchase program ending December 3, 2023 and also authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025. During the three and six months ended June 30, 2023, 134,255 shares of our common stock were repurchased under this program for $6.7 million, which includes applicable commissions and fees. As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities	$33,267	$12,258
Cash flows used in investing activities	(19,591)	(29,130)
Cash flows used in financing activities	(8,089)	(49,836)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the six months ended June 30, 2023, cash flows from operating activities were $33.3 million, compared to $12.3 million for the same period in the prior year. This $21.0 million increase in cash flows from operating activities was due to a $22.5 million increase in cash from operating assets and liabilities and a $10.1 million increase in net income, partially offset by a $11.6 million decrease in non-cash and other reconciling items.

The $22.5 million increase in cash from operating assets and liabilities was primarily due to a $32.5 million change in inventory resulting from a decrease in purchased inventory following prior year purchase activity to reduce risks and uncertainties in our supply chain as well as differences in the timing of disbursements and the collection of receipts during the six months ended June 30, 2023 as compared to the same period in the prior year. The $11.6 million decrease in non-cash and other reconciling items was primarily due to a $14.1 million change in deferred income taxes, which was driven by the adoption of Accounting Standards Update 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" effective January 1, 2022. The decrease in non-cash and other reconciling items was partially offset by a $1.2 million inventory write-down during the six months ended June 30, 2023, which did not occur during the six months ended June 30, 2022, as well as an increase in the changes to the provision for credit losses, the reserve for product returns and the recovery of credit losses on notes receivable of $0.9 million during the six months ended June 30, 2023 as compared to the same period in the prior year.

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

For the six months ended June 30, 2023, cash flows used in investing activities were $19.6 million, compared to $29.1 million for the same period in the prior year. The $9.5 million decrease in cash flows used in investing activities was primarily due to the $21.8 million purchase of developable land during the six months ended June 30, 2022, which did not occur during the six months ended June 30, 2023, as well as a $2.7 million decrease in the issuance of notes receivable during the six months ended June 30, 2023 as compared to the same period in the prior year. The decrease in cash flows used in investing activities was partially offset by $9.7 million paid to purchase 100% of the issued and outstanding shares of capital stock of EBS Spółka z ograniczoną odpowiedzialnością, or EBS, net of cash acquired, and the $5.9 million paid to purchase certain assets from Vintra, including direct transaction costs, during the six months ended June 30, 2023, which did not occur during the six months ended June 30, 2022.

Financing Activities

Cash generated by financing activities includes proceeds from the 2026 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the six months ended June 30, 2023, cash flows used in financing activities were $8.1 million, compared to $49.8 million for the same period in the prior year. The $41.7 million decrease in cash flows used in financing activities was primarily due to the $44.8 million decrease in purchases of shares of our common stock during the six months ended June 30, 2023 as compared to the same period in the prior year, partially offset by $1.7 million paid for holdback provisions from prior business combinations and asset acquisitions during the six months ended June 30, 2023, which did not occur during the six months ended June 30, 2022.

Non-GAAP Measures

We define non-GAAP adjusted EBITDA as our net income before interest expense, interest income, certain activity within other (expense) / income, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense and legal costs and settlement fees incurred in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-GAAP adjusted EBITDA:
Net income	$15,611	$10,828	$29,818	$19,731
Adjustments:
Interest expense, interest income and certain activity within other (expense) / income, net	(6,590)	(371)	(10,904)	257
Provision for income taxes	6,507	844	5,285	226
Amortization and depreciation expense	7,860	7,775	15,533	15,536
Stock-based compensation expense	11,931	12,789	24,617	24,899
Acquisition-related expense	(199)	—	580	—
Litigation expense	1,253	5,270	2,019	6,405
Total adjustments	20,762	26,307	37,130	47,323
Non-GAAP adjusted EBITDA	$36,373	$37,135	$66,948	$67,054

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended June 30, 2023.

Market Risk

On January 20, 2021, we issued the 2026 Notes. We carry these instruments at face value less unamortized issuance costs. However, the fair value of the 2026 Notes fluctuates when the market price of our common stock fluctuates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. While we have experienced inflationary pressures on our inventory component and freight costs, we implemented price increases on certain products in 2022 to partially offset these increases in costs. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on July 23, 2015. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. In 2017 and 2019, the U.S. Patent Trial and Appeal Board, or PTAB, issued final written decisions in inter partes reviews finding all or some of the claims in five of the asserted patents unpatentable. These decisions were affirmed on appeal. Discovery has closed with respect to seven claims in three of the asserted patents. Vivint has moved for partial summary judgment and Alarm.com has moved for summary judgment as to those seven claims; both motions are pending decision. Discovery as to the six asserted claims from the fourth asserted patent has been stayed to permit Alarm.com to move for summary judgment as to these six claims as well. No trial date has been set.

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

We also filed a lawsuit against Vivint on January 4, 2023 in U.S. District Court, Eastern District of Texas, alleging that Vivint infringes 15 of our patents. Since then, we have voluntarily dismissed without prejudice the infringement claims with respect to one of the patents, leaving 14 asserted patents. The case is docketed as No. 2:23-CV-0004-JRG-RSP (E.D. Tex.). We are seeking compensatory and enhanced damages, a permanent injunction and other relief. Vivint filed a partial motion to dismiss the complaint on February 27, 2023 which we have opposed. On March 8, 2023, Vivint filed counterclaims in the action alleging that Alarm.com’s products and services directly and indirectly infringe 14 patents owned by Vivint. Most of Vivint’s counterclaims also name our service provider ADT LLC as a defendant. Vivint is seeking permanent injunctions, enhanced damages and attorneys' fees. We answered the complaint on April 28, 2023. Among other things, we asserted defenses based on non-infringement and invalidity of Vivint’s patents. Trial is scheduled to begin on September 9, 2024.

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

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. ADT answered the second amended complaint on March 22, 2022, asserted defenses based on non-infringement and invalidity of all five asserted patents and counterclaimed for declaratory judgement of invalidity of all five asserted patents. The PTAB granted inter partes review of two of the asserted patents at ADT's request. On June 17, 2022, the court entered an order staying the case in view of the pending proceedings before the PTAB, with the exception of certain discovery of source code. In decisions issued in February and March 2023, the PTAB found all challenged claims of the two patents under review unpatentable. Vivint filed appeals of the PTAB decisions on April 13, 2023 and May 30, 2023.

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

We are also incurring costs associated with the indemnification of our service provider Monitronics International, Inc. d/b/a Brinks in ongoing patent infringement suits. On November 4, 2022, January 13, 2023 and April 18, 2023, IOT Innovations LLC, or IOT, sued Monitronics in U.S. District Court, Eastern District of Texas, alleging patent infringement of certain products and services sold by Monitronics. Together, IOT has asserted infringement of 26 patents and is seeking permanent injunctions, enhanced damages and attorneys' fees. Monitronics filed a Motion to Dismiss the first-filed case for lack of venue on January 24, 2023 and the second-filed case on March 24, 2023. The court issued a scheduling order in the first-filed case on July 18, 2023 and trial is scheduled for October 7, 2024. Trial dates are not yet set in the second- and third-filed cases. Should IOT prevail on the claims that one or more elements of Monitronics’ products or services infringe, we could be required to indemnify Monitronics for damages in the form of a reasonable royalty or Monitronics could be enjoined from making, using and selling our solution if a license or other right to continue selling our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty.

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

Further, as disclosed under “Item 1 – Legal Proceedings,” Vivint, Inc., or Vivint, has stopped paying license fees to Alarm.com under its Patent Cross License Agreement with us, which is having a material adverse effect upon our business, financial condition and results of operations and is causing our results of operations to fluctuate. This matter is subject to ongoing arbitration and there can be no assurance that Alarm.com will be successful in these proceedings. Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and six months ended June 30, 2023 and 2022.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $502.4 million in 2019 to $842.6 million in 2022 and increased from $418.3 million for the six months ended June 30, 2022 to $433.6 million for the six months ended June 30, 2023. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,160 as of December 31, 2019 to 1,909 as of June 30, 2023, including 104 employees who manufacture hardware for our suite of IoT solutions. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 49% of our hardware revenue for the six months ended June 30, 2023 (26%, 13% and 10% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. We are working with any impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. If our suppliers are unable to continue to provide agreed upon supply, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. For example, on April 21, 2023, we acquired certain assets of Vintra, on January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS, on September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc., on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye, and on December 14, 2020, we acquired Shooter Detection Systems, LLC. Additionally, on December 16, 2021, our EnergyHub subsidiary acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

We have historically relied on both the EU-U.S. Privacy Shield and SCCs for transferring personal data from the EEA, and as a result of the CJEU ruling, we have transitioned our data transfers covered under the EU-U.S. Privacy Shield to be covered under SCCs. In June 2021, the European Commission adopted a new version of the SCCs, which we began using on September 27, 2021. Moreover, the UK data protection regulator developed new SCCs for transferring personal data from the UK that were finalized in March 2022, and we will be required to execute the new UK SCCs with our current and future customers in the UK. In July 2023, the EU-U.S. Privacy Shield was replaced by the Data Privacy Framework, or DPF, Program and we have been automatically enrolled in this program given our existing EU-U.S.Privacy Shield enrollment.

Our work adopting, implementing and complying with the changing legal landscape governing international data transfers slows down our contracting process and increases our legal and compliance costs (including an increase in exposure to substantial fines under EEA data protection laws, increasing requests from our customers for compliance-related product changes, as well as injunctions against processing or transferring personal data from the EEA), which could adversely affect our cash flows and financial condition. SCCs with additional safeguards and obligations put in place by EEA data protection authorities or customers may impose new restrictions on our business and could affect our operations in the EEA.

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

Since April 2018 we have offered a solution for certain service provider partners who may be subject to the Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, or HIPAA, which regulates the use and disclosure of Protected Health Information, or PHI. As a result, we are subject to HIPAA when PHI is accessed, created, maintained or transmitted through our solution by these service provider partners. We have implemented additional privacy and security policies and procedures, as well as administrative, physical and technical safeguards to enable our solution to be HIPAA-compliant. Additionally, HIPAA compliance has required us to put in place certain agreements with contracting partners and to appoint a Privacy Officer and Security Officer. If our privacy and security policies or other safeguards for PHI are deemed to be in noncompliance by the United States Department of Health and Human Services, or HHS, we may be subject to litigation, regulatory investigations or other liabilities. In the event of a breach of PHI that we hold, we may be subject to governmental fines, individual claims under state privacy laws governing personal health information, remediation expenses and/or harm to our reputation. The use of health-related data is coming under increasing regulatory scrutiny in other ways. Several U.S. states, such as Washington, Nevada, and Connecticut, have passed health privacy laws, which may increase the risk of regulatory actions or consumer class actions being brought against Alarm.com. These laws may also increase our costs of doing business as well as legal costs, and slow down our contracting process. Moreover, the FTC has brought a series of regulatory enforcement actions relating to companies’ use of health-related data, which may increase our regulatory risk. Furthermore, if future changes to HIPAA or state privacy laws governing PHI expand the definition of PHI or put more restrictions on our ability to use, process and store PHI, then HIPAA compliance for our solutions as currently constituted may be costly both financially and in terms of administrative resources. Ongoing compliance efforts may take substantial time and require the assistance of external resources, such as attorneys, information technology, and/or other consultants and advisors.

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

As of June 30, 2023, we had $241.8 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 4% and 2% of our total revenue for the six months ended June 30, 2023 and 2022. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

On June 17, 2021, the U.S. Federal Communications Commission, or the FCC, adopted a proposed rule that would effectively ban in the United States all communications equipment provided by entities identified on a “Covered List” that it maintains pursuant to the Secure and Trusted Communications Networks Act of 2019. The Covered List currently consists of video surveillance and telecommunications equipment produced by five Chinese electronics companies, including one of our suppliers. Although the proposed rule does not include language regarding retroactive application of the proposed ban, the FCC has asked for comment on whether and under what circumstances it should revoke existing authorizations of communications equipment from companies on the Covered List. On November 11, 2021, President Biden signed into law the Secure Equipment Act of 2021 which requires the FCC to adopt rules clarifying that it will no longer review or approve any authorization application for equipment that poses an unacceptable risk to national security. On November 25, 2022, the FCC implemented this directive and adopted rules that prohibit future authorizations of equipment identified on the Covered List. Although the rules apply to future authorizations of equipment, the FCC also adopted a Further Notice of Proposed Rulemaking seeking comment on future action related to existing authorizations. If the FCC adopts rules that apply retroactively to products already sold, this would likely adversely affect our business, financial condition, cash flows and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2023.

(c) Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as a Part of a Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1 to April 30, 2023	—	$—	—	$100,000,000
May 1 to May 31, 2023	112,654	50.26	112,654	94,337,853
June 1 to June 30, 2023	21,601	49.29	21,601	93,273,123
Total	134,255	$50.11	134,255
_______________
(1)As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets and will be excluded from amounts presented above.
(2)On February 15, 2023, our board of directors authorized the cancellation of the balance under the stock repurchase program ending December 3, 2023 and also authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Alarm.com Holdings, Inc.

Date:	August 9, 2023	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)