Form 10-K
period 2023-12-31
Alarm.com Holdings, Inc.
filed 2024-02-22
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was $1.5 billion, based on a closing price of $51.68 per share of the registrant's common stock as reported on The Nasdaq Global Select Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 15, 2024, there were 49,945,156 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

ALARM.COM HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "objective," "ongoing," "plan," "predict," "project," "potential," "should," "will," "would," or the negative or plural of these words or other comparable terminology intended to identify statements about the future. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known to us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•the anticipated impact of the global economic uncertainty and financial market conditions caused by significant worldwide events, including public health crises, and geopolitical upheaval, such as Russia’s incursion into Ukraine and the war between Israel and Hamas, disruptions to global supply chains, rising interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions) on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; and our future financial and business performance;
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

PART I.

ITEM 1. BUSINESS

Overview

Alarm.com is the leading platform for the intelligently connected property. Our cloud-based platform offers an expansive suite of Internet of Things, or IoT, solutions addressing opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solutions include security, video and video analytics, energy management, access control, electric utility grid management, indoor gunshot detection, water management, health and wellness and data-rich emergency response. During 2023, our platforms processed more than 325 billion data points generated by over 150 million connected devices. We believe this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

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

We have experienced significant growth since our company's inception in 2000. We generated total revenue of $881.7 million, $842.6 million and $749.0 million in 2023, 2022 and 2021, respectively. Our SaaS and license revenue was $569.2 million, $520.4 million and $460.4 million in 2023, 2022 and 2021, respectively, representing a compound annual growth rate of 11.2%. We also generated net income attributable to common stockholders of $81.0 million, $56.3 million and $52.3 million in 2023, 2022 and 2021, respectively, as well as non-GAAP adjusted EBITDA of $154.0 million, $146.8 million and $142.5 million in 2023, 2022 and 2021, respectively. See the "Non-GAAP Measures" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP, for the years ended December 31, 2023, 2022 and 2021.

Our Solutions and Integrated Platforms

Our solutions are designed to make both residential and commercial properties safer, smarter and more efficient. Our technology platforms support property owners who subscribe to our services, the hardware partners who manufacture devices that integrate with our platforms and the service provider partners who install and maintain our solutions.

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

Video Monitoring and Video Analytics

Our video monitoring solution can provide a direct live-view into a property, identify and capture footage of critical events and provide visual peace of mind. We offer indoor and outdoor video cameras for residential and commercial properties at varying price points so our service providers can engage a range of consumers with our services. We also provide a doorbell video camera solution that supports two-way audio with guests at the door, as well as video management software and cameras for enterprise commercial applications through our OpenEye business.

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

◦Video Doorbell. Alarm.com offers a full line of video doorbell options with a diversity of price points. From a single screen on the Alarm.com mobile app, subscribers can see and speak with visitors and control their door locks. The Alarm.com 750 video doorbell is a battery-free video doorbell that has a wide operating temperature range and includes Alarm.com’s video analytics software package and delivers advance performance specifications, including an expansive field of view and two-megapixel resolution. The Alarm.com 770 video doorbell operates proprietary video analytics software that can quickly and accurately detect visitors while reducing unwanted alerts, such as those caused by passing vehicle traffic or swaying branches. A touch-free capability immediately activates the doorbell chime when a visitor is detected, eliminating the need to physically press a doorbell button. Alarm.com’s battery-powered 780 video doorbell gives service providers a more flexible installation option for challenging installations, particularly in international markets where regional wiring standards do not always support wired video doorbells. An on-board neural network rapidly identifies people while optimizing energy usage for extended battery life.

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

Demand Response and Virtual Power Plant Programs

Our EnergyHub subsidiary provides software that utilities can use to reduce or shift power consumption out of peak demand periods or when intermittent renewable energy sources operate below capacity. By accessing and intelligently managing connected thermostats and other connected devices and appliances at scale, utilities can significantly reduce costs, transition to renewable energy sources and support the electrification of transportation. The EnergyHub SaaS platform provides a comprehensive solution that enables utility customers to voluntarily participate in these programs, aggregates a diverse set of smart thermostats, connected water heaters, residential batteries, electric vehicles and charging equipment, and delivers virtual power plants that utilities can leverage as an enterprise-grade grid resource.

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

◦Commercial Video Analytics. Business Activity Analytics can help improve and optimize business operations. Commercial subscribers can intelligently monitor customer and employee activity, including occupancy tracking, people counting, queue monitoring, crowd gathering and heat mapping. Real-time notifications and activity reporting can help streamline customer flows, reduce wait times, measure the effectiveness of marketing campaigns and enforce occupancy limits. Perimeter Guard enhances our Business Activity Analytics solution with a layer of proactive deterrence against would-be intruders. Perimeter Guard can identify a person and automatically respond with audible alerts and flashing LED lights that inform the person that they are being monitored. We believe our 2023 acquisition of certain assets of Vintra, Inc., or Vintra, will help to expand our learning program and accelerate deployment of advanced video analytics commercial solutions for the Alarm.com and OpenEye platforms.

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

◦Cell Connector. Our Cell Connector for Access Control eliminates the need to have a wired network connection, enabling the ability to install our Access Control solution using cellular 4G LTE in customer locations where network connectivity or reliability is hindered.

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

Our OpenEye subsidiary offers enterprise commercial video management solutions that complement the Alarm.com for Business platform. OpenEye expands our market opportunity to address the unique requirements of large, enterprise commercial and national account customers such as universities, banks, national retail chains and property management companies. OpenEye software offers Video Surveillance as a Service, or VSaaS, as well as cameras, recorders and other peripherals designed for video applications, and supports enterprise-level requirements such as advanced forensic video search, point of sale system integration and customer site mapping, as well as large-scale camera deployments. Key benefits of the OpenEye solution include:

◦Intelligent Cloud Architecture. OpenEye’s hybrid architecture intelligently combines local recording with managed cloud services. It provides long-term storage of high-resolution video, low bandwidth consumption and a full suite of centralized management capabilities that include remote viewing, administration and health reporting for deployments that can include thousands of video cameras.

◦Video Analytics Platform. OpenEye’s video analytics platform is optimized to support the requirements of its large-scale enterprise commercial customers. It can identify people and reduce false motion events caused by background movement and other image noise to provide highly accurate activity detection. Subscribers can create more actionable activity alerts to respond to incidents and quickly find associated video recordings. OpenEye's software also works with a wide variety of devices to enable unique solutions. For example, environmental sensors can trigger OpenEye alerts and video recording based on events of interest, including new Vaping Alerts for school settings. Additionally, OpenEye's Sales Connect solution combines point-of-sale system data with video so subscribers can create custom alerts and conduct forensic searches on detailed transaction data to deliver a more robust solution for significant verticals such as retail, grocery and quick-serve restaurants.

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

Shooter Detection Systems, or SDS, expands the platform capabilities we provide to the commercial security market. Our multi-sensor solution provides highly accurate indoor gunshot detection to help alert employees, the public and emergency services about active shooter threats. The solution uses a dual-mode detection technology that combines acoustic sensors with specialized infrared flash detectors, in tandem with proprietary gunshot detection software algorithms to maximize detection without driving false positives. Through an integration with Alarm.com's Noonlight subsidiary, SDS provides an advanced emergency response solution that enhances situational awareness for first responders during active shooter incidents. The solution enables the 911 operators, responding officers, onsite security and building managers to communicate and share information in real-time and view critical contextual data, including the building, room and floor location of gunshot events. Beginning in 2023, SDS indoor gunshot detection became available as a SaaS solution integrated with Alarm.com for commercial properties. The integrated solution is designed to enable Alarm.com’s service provider partners to bring the SDS solution to market as a SaaS offering with a more accessible price point.

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

▪Gopher Info. The Gopher Info feature is an artificial intelligence-powered chat bot assistant for technicians and service providers that leverages large language models to improve service provider efficiency and operations, including training, sales, installation and support. In response to a question, Gopher Info contextualizes, processes and summarizes information from Alarm.com's extensive database of support content, including installation guides, product summaries, specification sheets, troubleshooting best practices and training materials. This resource is accessible through the Alarm.com Partner Portal and the MobileTech application.

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

•Ambient Insights for Alarm Response. Ambient Insights for Alarm Response provides third-party monitoring stations with a real-time determination as to the likelihood that the property owner will cancel an alarm. Monitoring operators can access contextual information and intelligent insights about alarm-related events so they can quickly assess the situation and make more informed decisions about the appropriate level of response. The capabilities leverage activity data associated with the alarm event, such as incorrect panel code entries, unlocked doors and video of any person detected at the property. The alarm assessments are designed to help operators prioritize multiple alarm events. Monitoring stations can rapidly dispatch emergency services to the highest priority alarms, while also reducing the likelihood of false alarm dispatches.

•Visual Verification. Our Visual Verification solution empowers monitoring station operators to make more informed decisions and expedite emergency response while supporting service providers. With our Visual Verification interface, operators have contextual indicators, live video feeds and Video Analytics tools to help identify if there is a person or a perceived threat at a given location. By leveraging multiple data sources to understand the activity surrounding an alarm event, the solution creates a Person On-Site Likelihood Indicator so that the operator may relay this critical information to first responders dispatched to the location.

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

•System Upgrades. Our Customer Connections solution is designed to maximize the value of existing accounts by offering targeted in-app and e-mail-based upgrade offers to existing subscribers. These campaigns are designed to increase engagement, drive upsell opportunities and enable referrals for our service provider partners.

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

◦Reliable Network Communications. Our platforms utilize a highly secure, highly reliable, dedicated cellular connection which mitigates common vulnerabilities of security systems that are connected via a wired network, such as cut lines or broadband connectivity issues.

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

◦Trusted Provider. We have established a reputation and brand as a trusted and reliable technology provider. We respect the privacy of our subscribers and do not sell their data. Our reputation is strengthened through our network of service provider partners, who have significant expertise in the delivery of our SaaS platforms and suite of solutions.

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

◦Broad Device Interoperability. We have an open platform which allows service provider partners to respond to market innovation and consumer demands for connected devices. Device hardware is deeply integrated into our platforms to provide a more cohesive experience than stand-alone products deliver. For example, we released the Alarm.com 750 video doorbell, which is a battery-free video doorbell that delivers advance performance specifications, including an expansive field of view and two-megapixel resolution. Our platforms also support various broadly adopted communications protocols commonly used in many automation devices, including Z-Wave, Wi-Fi and cellular. Our open platforms and interoperability give our service provider partners a wide selection of devices to suit their customers' needs now and in the future.

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

◦Market Leader. Alarm.com is a pioneer in the intelligently connected property market. In 2023, our platforms processed more than 325 billion data points generated by over 150 million connected devices. We believe the combination of the size of our subscriber base, service provider network and the volume of data generated by the integrated devices on our platforms creates a competitive advantage for us.

◦Security Grade, Cloud-Based Architecture. We built our platforms with a cloud-based, multi-tenant architecture that allows for real-time updates and upgrades. Our platforms were purpose-built from the ground up with life safety standards at the core.

◦Highly Scalable Data Analytics Engine. We processed more than 325 billion data points in 2023. As consumer preferences shift towards more proactive, intelligence-based features, we believe our investments in proprietary analytics, machine learning and artificial intelligence give us a competitive advantage.

◦Trusted Brand. We believe our leading position in our space is an indicator that we have developed a trusted brand with service providers and consumers for innovative and reliable technology and service. Our iOS and Android mobile apps have each been downloaded millions of times and both apps consistently have impressive user ratings.

◦Commitment to Innovation. We continue to make significant investments in innovative research and development. Our investment resulted in hundreds of issued patents as of December 31, 2023 and numerous patent applications pending which we believe can help ensure our technology remains competitively differentiated and legally protected.

Growth Strategy

We intend to maintain our leadership position and expand into new market opportunities by continuing to develop and deploy innovative technologies and by expanding our ecosystem of partners. Our key growth strategies include:

◦Drive SaaS and license revenue growth by expanding the solutions our service providers deploy. We will continue to focus on helping our service provider partners succeed in driving the adoption of our full suite of residential and commercial services. We provide sales and marketing resources to help our service provider partners become more effective in selling our expanding range of solutions and we will continue to make significant investments to support our service provider network.

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

◦Continue to invest in our platforms. As a pioneer in connected home and business solutions, we have made significant investments in building our platforms for over 20 years. We intend to continue to invest heavily to add additional innovative offerings and broaden our suite of solutions and opportunities in residential, commercial and global markets. As the market for IoT grows and more devices become connected, we are building technology and partnerships to connect these devices to our platforms.

◦Expand international presence. We are investing in international expansion because we believe there is a significant global market opportunity for our products and services. Today, our products are currently localized and available in over 50 countries outside of North America, including Argentina, Australia, Chile, Colombia, Spain, Sweden, Switzerland, Turkey, the United Kingdom and Uruguay. We intend to continue to grow our number of international subscribers by strengthening our presence in existing markets and expanding to additional markets. In 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS Spółka z ograniczoną odpowiedzialnością, or EBS, an international producer of universal smart communicator devices, headquartered in Warsaw, Poland. When fully integrated with the Alarm.com platform, EBS communicators are expected to enable Alarm.com’s services to work with a wide range of legacy security control panels commonly deployed in international markets.

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

Market Opportunity

Our addressable market consists of both residential and commercial properties. Our residential subscribers are typically owners of single-family homes and our commercial subscribers include retail businesses, restaurants, schools and universities, commercial facilities, national chains and professional offices.

We believe there is an opportunity to significantly increase the adoption of our solutions as more residential and commercial property owners adopt intelligently connected property solutions and as the major technology trends of mobile access, the IoT, cloud technology and artificial intelligence continue to create opportunities to connect people with their properties in new ways.

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

Since our inception, we have utilized a multi-tenant SaaS platform architecture to enable rapid innovation in a scalable environment. Our platforms are architected to scale and our technology team has developed proprietary cloud-based applications to support our service provider partners and subscribers. Security and life safety are mission critical components of our service offering; thus, we are committed to high reliability standards. We operate our Alarm.com cloud services platform through two redundant network operations centers located in Phoenix, Arizona and Ashburn, Virginia. Each center is designed to run the entire Alarm.com platform independent of the other. Alarm.com also relies on third-party technology providers to process certain information, such as video. In addition, certain of our acquired companies maintain their own technology platform distinct from Alarm.com’s platform.

Hardware and Manufacturing

We are involved in designing and manufacturing various types of hardware that enable our solutions, including:

◦Cellular Communication Modules and Gateways. We offer cellular communications modules that are tightly integrated with security system control panels, sensors and other devices. We also offer fully integrated cellular gateways. We regularly pioneer technical advances in this space, including the expansion of our deployment of security services hardware with 4G LTE and LTE CAT-M cellular network connections. All of our modules and gateways, designed by our device engineering team and manufactured in the United States by a contract manufacturing partner, provide a dedicated and fully managed two-way cellular connection between the monitored property and our cloud platforms. The modules run our proprietary firmware and enable:

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

◦Shooter Detection Systems. The Guardian system from Shooter Detection Systems includes proprietary, dual-mode gunshot sensors that are installed inside the subscriber's property to help protect people against active shooter threats. Each gunshot sensor uses a dual-mode detection technology that combines acoustic sensors with specialized infrared flash detectors. Proprietary gunshot detection software algorithms maximize detection and minimize false positives. Gunshot sensors communicate to the Guardian Gateway Software, which provides notification pathways to first responders and building occupants, and enables cloud-based capabilities such as the Guardian situational awareness application that tracks and maps gunshot events. Beginning in 2023, Shooter Detection Systems indoor gunshot detection became available as a SaaS solution integrated with Alarm.com for commercial properties. The integrated solution allows subscribers to monitor and track the location of gunshots, quickly view videos of the time and place that gunshots occurred and share critical situational awareness information with first responders with no onsite software installation required.

◦Video Cameras and Doorbells. We offer a full range of high-definition video cameras and video doorbells enabled for Internet Protocol-based video monitoring services. Our indoor, outdoor, and video doorbell cameras include options for night vision capabilities as well as wireless or Power over Ethernet communication features. We also offer a network video recording device, the SVR, for on-premise, continuous video recording seamlessly connected to our cloud platforms for remote playback through our user interfaces. All of these video products and SVRs are specified to our platforms through proprietary software.

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

Service Provider Network

Our trusted service provider partner network is key in driving the adoption of connected home and commercial solutions. Our solutions are sold, installed, and serviced by a network of independent licensed, professional service provider partners. Our channel network of active service provider partners includes smaller local providers, larger regional providers and national service providers. We have also seen growth in other areas of our channel network, including new providers in the intelligent automation, HVAC, property management and insurance markets.

We believe this highly trusted, established network is a core strength that enables an efficient and scalable customer acquisition model, allowing us to focus on technology innovation. We also believe that the combination of our solutions and our service provider partners’ expertise is the most effective way to drive mass market adoption of the intelligently connected property.

The traditional security and home automation market is highly fragmented. According to the Barnes Buchanan 2024 Security Alarm Industry Overview and Update report, the top 5 dealers represented approximately 35% of all industry recurring monthly revenue in 2022. The distribution of revenue among our service provider partners is reflective of the industry overall. ADT LLC represented greater than 15% but not more than 20% of our revenue in each of 2021, 2022 and 2023.

Subscribers

We define subscribers as residential or commercial properties to which we are delivering at least one of our solutions. A single property for which we are providing one of our service level packages as well as one or more of our a la carte add-ons is counted as one subscriber. Our subscribers do not include the customers of our service provider partners to whom we license our intellectual property, as they do not utilize one of our SaaS platforms. Our subscriber acquisition cost payback period has historically been one year or less.

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

We offer high-quality support to our service providers via phone, chat, web ticketing and email. With every interaction, our team is committed to exceptional customer satisfaction and industry-leading response times. We use a tiered structure to efficiently escalate and resolve issues of varying complexity and to scale our support organization as we grow. Our staff is multilingual and we continue to grow our language capabilities to support our international expansion.

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

•sales reach and local installation and support capabilities; and

•brand awareness and reputation.

We believe we compete favorably with respect to each of these factors. Additionally, we believe our cloud-based software platforms, intelligently connected property solutions, and proven scalability help further differentiate us from competitors. Nevertheless, our competitors may have substantially greater financial, technical and other resources, greater brand recognition, larger sales and marketing budgets and broader distribution channels than we do.

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

As of December 31, 2023, we owned 761 issued United States utility patents, one issued United States design patent and 152 issued international patents. We continue to broaden our intellectual property portfolio and file patent applications and as of December 31, 2023, we had 210 pending utility patent applications and six pending provisional patent applications filed in the United States. We also had 152 pending international patent applications and 17 international patent applications pending under the Patent Cooperation Treaty. The claims for which we have sought patent protection apply to a wide array of our products and services, including those of our subsidiaries and acquired businesses. Our portfolio of patents and patent applications applies broadly to the features and functionality of the various technology platforms we maintain as well as potential new products, services and offerings. We also have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software.

We also rely on several registered and unregistered trademarks to protect our brand. We have 39 registered trademarks in the United States, including Alarm.com and the Alarm.com logo and design, 11 registered trademarks in Canada, nine in the United Kingdom and seven in the European Union.

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

We expect that products in our industry may be subject to third-party infringement lawsuits as the number of competitors grows and the functionality of products in different industry segments overlaps. We have brought infringement claims against third parties in the past and may do so in the future to defend our intellectual property position. In addition, from time to time, we may face claims by third parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights. In the future, we, or our service providers or subscribers, may be the subject of legal proceedings alleging our solutions or underlying technology infringe or violate the intellectual property rights of others.

Environmental, Social and Corporate Governance Matters

Environmental

To operate long-term, we need to ensure our local communities and the natural environment are thriving. To help meet these goals we intend to continue promoting, providing and investing in the further development of solutions that can help reduce energy waste and facilitate water conservation. These include demand response programs, smart thermostats, energy management solutions, solar monitoring solutions, Smart Water Valve + Meter device and advanced functionality within the Alarm.com app.

Our demand response programs manage over 1.2 million connected devices for more than 60 energy utilities in North America. These programs support energy utilities as they pursue aggressive clean energy goals.

Our lineup of smart thermostats and intelligent energy management solutions can automatically adjust to reduce energy waste in residential and commercial properties. These solutions can change a thermostat’s temperature set-point based on subscriber location, property occupancy and activity patterns, and if a door or window is left open for too long. To facilitate wide-spread adoption of energy management technology, we developed many of these capabilities to also work with smart thermostats manufactured by third-party companies.

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

Our Smart Water Valve + Meter and Water Dragon devices are part of a comprehensive water management solution. Two on-board flow sensors monitor water usage to facilitate water conservation behavior. The device can also detect burst pipes, major leaks, and wasteful slow persistent drips, and can respond by informing the property owners of opportunities to reduce water waste, or as needed, by automatically shutting off the water supply to quickly protect properties from damage.

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

Our Sustainability Team is focused on integrating sustainability throughout our organization. Through the efforts of the Sustainability Team and others throughout our organization, we have improved the packaging for some of our hardware by switching to recyclable materials and eliminating polyethylene bags from our user guides. We have also replaced many of our paper manuals with online guides. The Sustainability Team has also helped establish a composting program and a community garden for employees at our headquarters in Tysons, Virginia, and has promoted community events to help increase awareness about sustainability and the environment, including tree planting and park cleanup events.

Social

We are committed to providing an equal opportunity for all employees regardless of race, gender, sexual orientation, religion or other differences. We want every employee to feel valued, respected and heard. We believe recruiting from the widest available talent pool, and then facilitating collaboration among people of all experiences and backgrounds enhances our ability to innovate. To help achieve this objective, our suite of employee community groups offers identity- and interest-based outlets where employees can come together over shared interests, seek support and professional mentorship, and develop the relationships that help them thrive on their teams and in the broader workplace. In 2022, we launched Belonging, an employee-led community group that fosters inclusivity and offers community events and learning opportunities centered around promoting diversity, equity, inclusion and belonging in the workplace. Belonging also partners with corporate communications to highlight and recognize important cultural and diverse observances. We continued our Women in Tech group, aimed at empowering women to grow their technical and professional skillsets and expertise. Last year, Women in Tech launched its Allyship arm, which strives to promote greater allyship towards women and other underrepresented people in tech through education. We also developed an Apprenticeship Program to help break down traditional barriers to entry into the technology industry that provides hands on training that can be applied in the real world.

We continue to prioritize the health and safety of our employees. We partner with a company that helps support mental health in the workplace through trainings and information sessions. We also provide additional healthcare benefits to employees, making it safer and more convenient to get the care they need remotely. In addition to primary care, these additional remote healthcare benefits include physical therapy, access to mental health services and health coaching treatment for acute and chronic pain. We also provide free access to an app that promotes wellness through meditation and provides employees with hundreds of guided exercises for meditation, sleep, focus and movement. We also partnered with a company that provides various family care benefits, including access to a self-service, searchable database of providers for family care needs, including care for children, adult dependents, pets and tutoring.

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

Our Human Capital Resources

As of December 31, 2023, we had 1,989 full-time employees, including 565 in sales and marketing, 1,118 in research and development, 229 in a general and administrative capacity and 77 who manufacture hardware for our suite of IoT solutions. As of December 31, 2023, we had 1,776 employees in our Alarm.com segment and 213 employees in our Other segment. We also engage consultants and temporary employees from time to time. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

We believe attracting, motivating and retaining talent at all levels is critical to continuing our success. By improving employee retention and engagement, we believe we are also improving our ability to support our service provider partners and protect the long-term interests of our stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives and offer competitive compensation packages, ensuring fairness in internal compensation practices.

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

Historically, we have completed acquisitions of complementary companies or their technologies. Some of our prior acquisitions of companies include:

•On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye. OpenEye provides cloud-managed video surveillance solutions for the enterprise commercial market.

•On December 14, 2020, we acquired 100% of the issued and outstanding ownership interest units of Shooter Detection Systems, LLC, or SDS. SDS is a provider of an indoor gunshot detection solution that helps alert employees and the public against active shooter threats.

•On September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc., or Noonlight. Noonlight provides a connected safety and event management software and services platform that enables new applications and provides enhanced emergency response capabilities. We believe the acquisition of Noonlight will enhance our comprehensive suite of interactive cloud-based services and allow us to expand markets for emergency response services as well as accelerate innovation in those services.

•On January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS, an international producer of universal smart communicator devices, headquartered in Warsaw, Poland. We believe this acquisition will assist in the continued expansion of our international operations as well as benefit our supply chain operations.

Some of our prior asset acquisitions include:

•On January 1, 2017, we acquired certain assets of ObjectVideo, Inc., or ObjectVideo, that constituted a business now called ObjectVideo Labs, LLC, or ObjectVideo Labs, including products, technology portfolio and engineering team. ObjectVideo was a pioneer in the fields of video analytics and computer vision with technology that extracts meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification.

•On March 8, 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper business. Connect provides a custom, on-premise interactive security and home automation platform for ADT Pulse® and several other service providers. Piper provides an all-in-one video and home automation hub.

•In September 2019, we acquired certain assets from an unrelated third party. In March of 2020, we acquired certain additional assets from two separate unrelated parties. Substantially all of the assets acquired in September 2019 and March 2020 consisted of in-process research and development, or IPR&D. We believe the acquisitions of the IPR&D will further our commitment to make significant investments in innovative research and development in the intelligently connected property market to broaden our suite of solutions as well as strengthen our smart intercom capability.

•In December of 2021, we acquired certain assets from an unrelated party. Substantially all of the assets acquired consisted of developed technology. We believe the acquisition of the developed technology will continue to advance our load-shaping energy management solution allowing additional devices to participate in utility programs that reduce or shift power consumption during peak demand periods.

•On April 21, 2023, we acquired certain assets of Vintra, Inc., or Vintra. Substantially all of the acquired assets consisted of developed technology. We believe the acquisition of the developed technology will expand Alarm.com's learning program and accelerate deployment of advanced video analytics solutions for the Alarm.com and OpenEye platforms.

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

•the strength of regional, national and global economies; and

•the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods, epidemics, pandemics and public health crises, and other catastrophic events or man-made problems such as terrorism, civil unrest and actual or threatened armed conflict, or global or regional economic, political and social conditions.

Further, as disclosed under “Item 3 – Legal Proceedings,” Vivint, Inc., or Vivint, had stopped paying license fees to Alarm.com under its Patent Cross License Agreement with us, which had a material adverse effect upon our business, financial condition and results of operations and caused our results of operations to fluctuate through December 31, 2023. On December 21, 2023, Alarm.com and Vivint agreed to settle all outstanding litigation between the parties and to enter into a long-term intellectual property license agreement under which Alarm.com will license to Vivint its intellectual property portfolio. Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Annual Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the years ended December 31, 2023, 2022 and 2021.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platforms and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platforms and solutions. Negative Macroeconomic Conditions in the general economy both in the United States and abroad, including conditions resulting from inflation, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical tensions, the availability and cost of credit, rising interest rates and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad.

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

Our platforms and solutions may contain undetected defects in the software, infrastructure, third-party components or processes. We continue to follow our previously implemented hybrid return to office plan that includes mandatory in-office workdays and voluntary remote workdays, which may make us more vulnerable to cyber-attacks and may create operational or other challenges, any of which could harm our systems or our business. Although we have taken precautionary measures to prepare for these threats and challenges, there is no guarantee our precautions will fully protect our systems. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. If our platforms or solutions suffer from defects, we could experience harm to our branded reputation, claims by our subscribers or service provider partners or lost revenue during the period required to address the cause of the defects. We have found and may find defects in new, acquired or upgraded solutions, resulting in loss of, or delay in, market acceptance of our platforms and solutions, which could harm our business, financial condition, cash flows or results of operations.

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

A significant natural disaster, such as an earthquake, hurricane, fire, flood, pandemic, or a public health crisis, or a significant power outage could harm our business, financial condition, cash flows and results of operations. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity and frequency, sea-level rise, melting of permafrost and temperature extremes in areas where we conduct our business. Natural disasters could affect our hardware vendors, our wireless carriers or our network operations centers. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platforms and solutions from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these and other geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the second and third quarters, any disruption in the business of our hardware vendors, service provider partners or subscribers that impacts sales during the second or third quarter of each year could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service provider partners and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platforms and solutions, our business, financial condition, cash flows and results of operations would be harmed.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $618.0 million in 2020 to $881.7 million in 2023. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,404 as of December 31, 2020 to 1,989 as of December 31, 2023. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome, including an adverse litigation judgment or settlement, could expose us to monetary damages or limit our ability to operate our business, resulting in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time, including claims directly against us or claims against certain of our service provider partners that we have agreed to indemnify. For example, on January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding each of these matters and the other legal proceedings we are involved in. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our solutions operate with a hosted architecture and we update our solutions regularly while our solutions are operating. If our solutions and/or upgrades fail to operate properly, our solutions could stop functioning for a period of time, which could put our users at risk. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our network operations centers and data back-up systems, as well as the systems of the third-party technology providers we use to process certain information, such as video. Although our network operations centers have back-up computer and power systems, if there is a catastrophic event, natural disaster, terrorist attack, security breach or other extraordinary event, we may be unable to provide our subscribers with uninterrupted monitoring service or may be unable to adequately protect confidential information and data from unauthorized access or loss. Furthermore, because data back-up systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, human error, computer viruses, computer hacking, data corruption and a range of other hardware, software and network problems), we cannot guarantee that we will not experience data back-up failures in the future. A significant or large-scale security breach, malfunction or interruption of our network operations centers or data back-up systems could adversely affect our ability to keep our operations running efficiently or could result in unauthorized access to or loss of data. If such an event results in unauthorized access to or loss of service provider partner, subscriber, employee or other personally identifiable data subject to data privacy and security laws and regulations, then it could result in substantial fines by U.S. federal and state authorities, foreign data privacy authorities in the European Union, or the EU, Canada, and other countries, and/or private claims by companies or individuals. If a malfunction or security breach results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

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

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, social engineering attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. We continue to follow our previously implemented hybrid return to office plan that includes mandatory in-office workdays and voluntary remote workdays, which may make us more vulnerable to cyber-attacks or other security breaches.

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

In addition to the core operating environment of Alarm.com, we also have acquired businesses and subsidiaries that in some cases operate data infrastructure that is distinct from the Alarm.com operating environment, and therefore have distinct data security vulnerabilities. The overall management of cybersecurity risk involves coordination between Alarm.com and our acquired businesses and subsidiaries, and data security risks in these entities may be heightened where the technology platform is less mature than the Alarm.com core platform.

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

Any of our service provider partners may choose to offer a product from one of our competitors instead of our platforms and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a Patent Cross License Agreement in November 2013 with Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this and subsequent arrangements, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider partner’s product; however, these monthly fees are less on a per customer basis than fees we receive from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. Similarly, we entered into a patent license agreement with ADT pursuant to which we granted a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of our master service agreement with ADT. Under the terms of the license, ADT will pay us a monthly royalty for each subscriber to its branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not supported on our platforms. We must also work to expand our network of service provider partners to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service provider partners in our markets, there are a finite number of service provider partners that are able to perform the types of technical installations required for our platforms and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service provider partners, our business could be harmed.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of service provider partners to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2023, 2022 and 2021, our 10 largest revenue service provider partners or distributors accounted for 50%, 49% and 47% of our revenue, respectively. ADT LLC, or ADT, represented greater than 15% but not more than 20% of our revenue in 2023, 2022 and 2021. ADT also represented more than 10% of accounts receivable as of December 31, 2023.

We amended our master service agreement with ADT, or MSA, to extend the initial term through January 1, 2023, which also includes subsequent renewal terms of one year unless either party provides written notice of non-renewal. The amendment to the MSA also provides for the integration of certain third-party products into the ADT Command and Control software platform which we operate. In connection with the amendment to the MSA, we agreed to provide ADT a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of the MSA for which ADT will pay us a monthly royalty for each subscriber to its ADT branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not enabled by one of our software platforms. We cannot assure you that we will be able to meet the conditions set forth in the amended agreement. We continue to generate revenue from each subscriber that is already installed on one of our platforms for the life of that subscriber account but the number of such subscribers would likely decline over time. While we would generate revenue from ADT subscribers not on our platform using service offerings covered by any of our licensed patents from the per subscriber royalty fee charged to ADT under the patent license, these monthly fees will be less on a per subscriber basis than fees we receive from our SaaS solutions. In addition, even if ADT continues to use other services that we offer, we cannot assure you that the revenue from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenue from ADT with revenues from new customers or other existing customers. Any negative developments in ADT’s business, or any significant decrease in revenue from or loss of ADT as a customer could materially and adversely harm our business, financial condition, cash flows and results of operations.

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

We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks, or may discontinue or sunset older wireless networks as new technology evolves. For example, certain cellular carriers shut down their 3G and CDMA wireless networks in 2022 which required our subscribers to upgrade to alternative and potentially more expensive technologies. See “The technology we employ may become obsolete and we may need to incur significant capital expenditures to update our technology” below. Further, wireless carriers from time to time suffer service outages which range from local to national in scale during which security control panels may be unable to transmit life safety signals to emergency responders. Any such wireless carrier service disruptions could materially and adversely impact our ability to provide services to our service provider partners and subscribers and result in significant costs, which could materially and adversely impact our business, results of operations and reputation. In addition, product changes by wireless carriers, price increases or changes to existing contract terms or termination of our agreements could also have a material and adverse impact on our business, financial condition, cash flows and results of operations.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 45% of our hardware revenue for the year ended December 31, 2023 (21%, 13% and 11% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. We are working with any impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our platforms and solutions enable us to collect, manage and store a wide range of data related to our subscribers’ interactive security, intelligent automation, video monitoring, energy management and wellness systems. A valuable component of our platforms and solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our service provider partners, our subscribers and third-party providers. We cannot assure that the data we require for our proprietary data sets will be available from these sources in the future or that the cost of such data will not increase. The United States federal government and various state governments have adopted or proposed limitations on the collection, distribution, storage and use of personal information. Several foreign jurisdictions in which we do business, including the European Union, the United Kingdom, Canada and Argentina, among others, have adopted legislation (including directives or regulations) that is more rigorous governing data collection and storage than in the United States.

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and significantly impacts businesses’ handling of personal information and privacy policies and procedures. The CCPA, as well as data privacy laws that have been adopted or proposed in over a dozen other states such as Virginia, Colorado, Connecticut, Texas and Utah, may limit our ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with service provider partners and our suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. Specifically, the CCPA may subject us to regulatory fines by the State of California, individual claims, class actions, and increased commercial liabilities. In addition, the California Privacy Rights Act of 2020, or CPRA, was approved by California voters and became effective as of January 1, 2023. The CPRA, among other things, amended the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities. The CPRA also extended the CCPA’s scope to include employees’ and business contacts’ personal information, which may increase our compliance costs, legal costs and other costs of doing business.

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

We have historically relied on both the EU-U.S. Privacy Shield and SCCs for transferring personal data from the EEA, and as a result of the CJEU ruling, we have transitioned our data transfers covered under the EU-U.S. Privacy Shield to be covered under SCCs. In June 2021, the European Commission adopted a new version of the SCCs, which we began using on September 27, 2021. Moreover, the UK data protection regulator developed new SCCs for transferring personal data from the UK that were finalized in March 2022, and we use the new UK SCCs with our current and future customers in the UK. In July 2023, the EU-U.S. Privacy Shield was replaced by the Data Privacy Framework, or DPF, and we have been automatically enrolled in this program given our existing EU-U.S. Privacy Shield enrollment. We are also enrolled in the UK Extension to the EU-U.S. DPF. Effective October 12, 2023, organizations participating in the UK Extension to the EU-U.S. DPF may receive personal data from the UK and Gibraltar in reliance on the UK Extension to the EU-U.S. DPF.

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

Laws and regulations relating to the use of certain video data for training and analytics purposes continue to change. Specifically, the use of facial images and other biometric data in the training of video models has been subject to increased scrutiny and in some cases regulatory review. The FTC as well as certain states and individuals have brought legal actions against companies regarding the collection and use of facial and biometric information for product development and other purposes. We account for these laws and regulations in our product development cycle, which may impact the scope and timing of the products we make available.

Use of artificial intelligence in our operations and product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.

We have incorporated, and expect to continue to incorporate in the future, artificial intelligence, or AI, solutions into our operations and product offerings, and the use of AI involves various risks and challenges that could adversely affect our business, financial condition or results of operations. We currently use AI to help improve our business management solutions for service provider partners and advance our data analytics engine. For example, we leverage large language models for the Gopher Info feature of our service provider solutions, an AI-powered chat bot assistant for technicians and service providers designed to improve service provider efficiency and operations. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

The use of AI applications, including large language models, has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability.

The introduction of AI technologies into our products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications that could adversely affect our business, reputation or financial results. The regulatory landscape governing AI technologies is evolving rapidly, and changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business and results of operations.

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

As of December 31, 2023, we had $233.1 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect and remit such taxes in the future. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting project is a project undertaken by the more than 130 member countries of the expanded Organization for Economic Cooperation and Development, or OECD, Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." Furthermore, the OECD, announced a consensus around further changes in traditional international tax principles to address, among other things, perceived challenges presented by global digital commerce, or Pillar One, and the perceived need for a minimum global effective tax rate of 15%, or Pillar Two. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rate of 15% on companies with revenues of at least 750.0 million Euros, which would go into effect in 2024, subject to certain transition rules. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted such legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Under a transitional safe harbor released on July 17, 2023, the undertaxed profits rule top-up tax will be zero for each year of the transition period if that jurisdiction has a corporate tax rate of at least 20%. This undertaxed profits safe harbor transition rule will apply to us through our year ending December 31, 2025.

While we do not currently expect the Pillar Two minimum tax directive to have a material impact on our effective tax rate or operations, our analysis is ongoing as the OECD (and many countries) continue to release additional guidance and implement legislation. To the extent additional changes take place in the countries in which we operate, it is possible that these legislative changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations. We will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 4%, 4% and 3% of our total revenue for the years ended December 31, 2023, 2022 and 2021. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been involved with patent litigation suits in the past and we may be involved with and subject to similar litigation in the future to defend our intellectual property position. For example, on January 10, 2022, EcoFactor filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking permanent injunctions, enhanced damages and attorneys' fees. See the section of this Annual Report titled "Legal Proceedings" for additional information on this matter. Should EcoFactor prevail in either of its district court lawsuits we could be required to pay damages in the amount of EcoFactor’s lost profits and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us or we are unable to design around such patents, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to EcoFactor’s claims, any of these outcomes could result in a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our business is highly dependent on the processing and storage of significant amounts of data, and we have invested and will continue to invest in measures to secure this data. We have implemented and maintain a comprehensive information security program consisting of policies, procedures, and technology designed to maintain the privacy, security and integrity of our data, intellectual property, confidential information, systems and networks. Our information security program is informed by externally established sets of standards, such as those of the National Institute of Standards and Technology and the Center for Internet Security. Among other things, the program includes controls designed to limit and monitor access to our systems, networks and data, prevent inappropriate or unauthorized access or modification, and monitor for threats or vulnerability. We maintain disaster recovery solutions and implement enhancements as necessary and also use technologies that assist in preventing theft and abuse of credentials and sensitive data. We also have third parties perform penetration tests as well as security assessments of mobile applications. Our information security program also includes third-party risk management processes that help us oversee and identify risks from our use of third-party service providers. Additionally, we focus our efforts on education and training for employees regarding cybersecurity and implementing security controls for contractors. We also engage consultants to conduct cybersecurity assessments and preparedness analysis. We primarily conduct our business in the United States and are expanding internationally in various other countries. Conducting expanded international operations subjects us to additional risks, including our exposure to cybersecurity incidents.

The risks related to cybersecurity change rapidly, and we aim to update our information security program as frequently as reasonably possible to achieve commercially accepted levels of preparedness. In addition to the core operating environment of Alarm.com, we also have acquired businesses and subsidiaries that in some cases operate data infrastructure that is distinct from the Alarm.com operating environment, and therefore have distinct data security vulnerabilities. The overall management of cybersecurity risk involves coordination between Alarm.com and our acquired businesses and subsidiaries, and data security risks in these entities may be heightened where the technology platform is less mature than the Alarm.com core platform.

We have established an Information Security team led by our Chief Information Officer, which is responsible for assessing, identifying and managing risks from cybersecurity threats. Managing cybersecurity risk has been integrated into our overall risk management system and is a priority that we monitor and review regularly with our Board of Directors. The Information Security team works closely with our Legal team to make determinations whether a cybersecurity incident has occurred and whether the incident has materially impacted or is reasonably likely to materially impact us. If a cybersecurity incident is deemed material, the incident is communicated to various members of the Alarm.com leadership team and with the Board of Directors. The Board of Directors oversees our overall risk management system, including cybersecurity risks. A member of the Information Security team presents at quarterly Board meetings and discusses specific risk areas, including those relating to cybersecurity.

To date, there have not been any cybersecurity threats or incidents that have materially impacted or are reasonably likely to materially impact our business strategy, results of operations or financial condition. In the ordinary course of business, we have experienced and will continue to experience cyber threats and incidents of varying degrees. Refer to Item 1A. “Risk Factors” for a discussion of risks related to data security and the associated risks to our business.

ITEM 2. PROPERTIES

Our Facilities

Our principal office is located in Tysons, Virginia and is used by our Alarm.com segment for sales and marketing, research and development, customer service and administrative purposes. As of December 31, 2023, we occupied 189,058 square feet of commercial space in our principal office under a lease we entered into in August 2014 that is scheduled to expire in 2026. This lease agreement has been periodically amended to expand our square footage as we have continued to grow.

Our Alarm.com segment also leases offices in Bloomington, Minnesota; Boston, Massachusetts; and Redwood City, California as well as in other locations. Our Other segment leases an office in Brooklyn, New York as well as in other locations. Our Alarm.com segment owns a commercial building located in Liberty Lake, Washington as well as buildings in other locations. These facilities are used for sales and training, research and development, technical support, warehousing and administrative purposes.

ITEM 3. LEGAL PROCEEDINGS

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint had stopped paying license fees to Alarm.com under the agreement. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, SaaS and license revenue and total revenue through December 31, 2023 were lower by approximately $6.0 million on a quarterly basis. Quarterly earnings and cash flow through December 31, 2023 were also impacted by the aforementioned $6.0 million, plus additional legal fees.

We also filed a lawsuit against Vivint on January 4, 2023 in U.S. District Court, Eastern District of Texas, alleging that Vivint infringed 15 of our patents. On March 8, 2023, Vivint filed counterclaims in the action alleging that Alarm.com’s products and services directly and indirectly infringed 14 patents owned by Vivint. Most of Vivint’s counterclaims also named our service provider ADT LLC as a defendant.

On December 21, 2023, Alarm.com and Vivint agreed to settle all outstanding litigation between the parties and to enter into a long-term intellectual property license agreement under which Alarm.com will license to Vivint its intellectual property portfolio.

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. Three of the asserted patents are in ex parte reexamination proceedings at the PTO, and ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the U.S. Patent Trial and Appeal Board, or PTAB, in an inter partes review, and the parties expect that all claims of that patent will be canceled because EcoFactor's appeal of that PTAB decision was dismissed. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of PTAB and other proceedings involving the asserted patents, and the parties filed a joint status report on January 2, 2024.

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

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. On February 16, 2023, the ITC issued a final decision in favor of Alarm.com and EnergyHub. Causam filed an appeal of the ITC decision on April 14, 2023. Causam did not appeal the ITC decision with respect to Alarm.com and EnergyHub.

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

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we incurred costs associated with the indemnification of our service provider ADT, LLC.

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. Pursuant to the December 21, 2023 settlement agreement between Alarm.com and Vivint, the allegations regarding ADT Pulse and Control will be dismissed, ending Alarm.com’s indemnification obligations in this matter.

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

We also incur costs associated with the indemnification of our service provider, Central Security Group – Nationwide, Inc. (d/b/a Alert 360), or CSG, in an ongoing patent litigation. In 2018, Ubiquitous Connectivity, LP, or Ubiquitous, brought suit against CSG in U.S. District Court, Northern District of Oklahoma, alleging infringement of two US patents. The case was stayed by agreement of the parties for several years while the patents in suit were challenged before the PTAB. In January 2021, the PTAB deemed 42 out of 46 claims of the two asserted patents unpatentable. Ubiquitous appealed a portion of the PTAB’s findings to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the PTAB’s ruling on August 8, 2023. As a result, only four patent claims remain at issue and the Northern District of Oklahoma case is no longer stayed. A claim construction hearing is scheduled for December 12, 2024. A hearing on dispositive motions, including for summary judgment, is scheduled for April 15, 2026. A trial is scheduled for June 22, 2026.

Should Ubiquitous prevail on its infringement claims, we could be required to indemnify CSG for damages in the form of a reasonable royalty or of Ubiquitous’s lost profits. CSG could be enjoined from making, using, and selling our solution if a license or other right to continue selling our technology is not made available or if we are unable to design around such patents, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The Nasdaq Global Select Market on June 26, 2015 and trades under the symbol “ALRM.” Prior to June 26, 2015, there was no public market for our common stock. On February 15, 2024, the closing price of our common stock on The Nasdaq Global Select Market was $71.00 per share.

Holders

As of February 15, 2024, there were 19 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

The following graph shows a comparison for the period from December 31, 2018 through December 31, 2023 of the cumulative total return for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) Standard & Poor's 500 Index, or S&P 500 Index, assuming an initial investment of $100 on the last trading day for the fiscal year ended December 31, 2018 and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

$300
$250
$200
$150
$100
$50
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
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

Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 15, 2023, our board of directors authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025. We utilize our stock repurchase program in an effort to return surplus cash to stockholders efficiently. Our board of directors determines repurchase program amounts through an analysis of projected capital needs to sustain growth as well as to meet other investing and financing criteria. In determining whether to authorize repurchases and the size of the repurchase program, our board of directors considers whether we have funds legally available to repurchase shares of common stock and various alternative uses for our cash and cash equivalents.

The stock repurchase program is designed to enable us to make both opportunistic repurchases based on market conditions at management’s discretion and consistent repurchases over time. Stock repurchases may be made through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, block trades, tender offers and by any combination of the foregoing.

Our Insider Trading and Trading Window Policy prohibits our directors, officers and other employees from trading in Alarm.com securities while they are aware of material nonpublic information about Alarm.com, which would include unannounced material stock repurchase plans. The prohibition does not apply to trades made pursuant to a Rule 10b5-1 trading plan.

During the year ended December 31, 2023, we repurchased 487,918 shares of our common stock under our stock repurchase program for $27.3 million, which includes applicable commissions and fees. The following table contains information relating to the repurchases of our common stock made by us in the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 to October 31, 2023	—	$—	—	$87,145,286
November 1 to November 30, 2023	248,378	58.15	248,378	72,701,660
December 1 to December 31, 2023	—	—	—	72,701,660
Total	248,378	$58.15	248,378

We withhold shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore, are excluded from our repurchase activity.

As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the consolidated balance sheets and will be excluded from amounts presented above.

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

Overview

Alarm.com is the leading platform for the intelligently connected property. Our cloud-based platform offers an expansive suite of IoT solutions addressing opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solutions include security, video and video analytics, energy management, access control, electric utility grid management, indoor gunshot detection, water management, health and wellness and data-rich emergency response. During 2023, our platforms processed more than 325 billion data points generated by over 150 million connected devices. We believe this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

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

Our solutions are designed to make both residential and commercial properties safer, smarter and more efficient. Our technology platforms support property owners who subscribe to our services, the hardware partners who manufacture devices that integrate with our platforms and the service provider partners who install and maintain our solutions.

The Alarm.com platform enables our service provider partners to deploy our interactive security, video monitoring, intelligent automation, access control, energy management and wellness solutions as stand-alone offerings or as combined solutions to address the needs of a broad range of customers.

Executive Overview and Highlights of 2023 and 2022 Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 65%, 62% and 61% of our revenue in 2023, 2022 and 2021, respectively.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 3%, 3% and 4% of our revenue in 2023, 2022 and 2021, respectively.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 35%, 38% and 39% of our revenue in 2023, 2022 and 2021, respectively. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Annual Report include:

•SaaS and license revenue increased 9% to $569.2 million in 2023 from $520.4 million in 2022. SaaS and license revenue increased 13% to $520.4 million in 2022 from $460.4 million in 2021. Software license revenue decreased to $23.2 million in 2023 from $26.8 million in 2022. Software license revenue decreased to $26.8 million in 2022 from $32.3 million in 2021.

•Total revenue increased 5% to $881.7 million in 2023 from $842.6 million in 2022. Total revenue increased 12% to $842.6 million in 2022 from $749.0 million in 2021.

•Net income increased 44% to $80.3 million in 2023 from $55.6 million in 2022. Net income increased 9% to $55.6 million in 2022 from $51.2 million in 2021. Net income attributable to common stockholders increased 44% to $81.0 million in 2023 from $56.3 million in 2022. Net income attributable to common stockholders increased 8% to $56.3 million in 2022 from $52.3 million in 2021.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $154.0 million in 2023 from $146.8 million in 2022. Non-GAAP adjusted EBITDA increased to $146.8 million in 2022 from $142.5 million in 2021.

Please see Non-GAAP Measures below in this section of this Annual Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for the years ended December 31, 2023, 2022 and 2021.

Historical Trends within the Financial Results

Information about current period and prior period acquisitions that may affect the comparability of our historical financial information is included in Item 1. Business – Governance – Corporate Information. Information about the 2026 Notes issued in January 2021 and the related interest expense as well as changes in costs for freight shipments and inventory component costs, which may affect the comparability of historical financial information, is disclosed in the Comparison of Years Ended December 31, 2023 to December 31, 2022 section below within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Geographic Areas

We believe there is significant opportunity to expand our international business, as 4% of our total revenue during the year ended December 31, 2023 originated from customers located outside of North America. Our products are currently localized and available in over 50 countries outside of North America. On January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS, an international producer of universal smart communicator devices, headquartered in Warsaw, Poland. We believe this acquisition will assist in the continued expansion of our international operations as well as benefit our supply chain operations.

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

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
SaaS and license revenue	$569,200	$520,377	$460,372
Non-GAAP adjusted EBITDA	153,967	146,848	142,472
SaaS and license revenue renewal rate	94%	94%	94%

SaaS and License Revenue

SaaS and license revenue is a GAAP measure that we use to measure our current performance and estimate our future performance. We believe SaaS and license revenue is an indicator of the productivity of our existing service provider partners and their ability to activate and maintain subscribers using our intelligently connected property solutions, our ability to add new service provider partners reselling our solutions, the demand for our intelligently connected property solutions and the pace at which the market for these solutions is growing.

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other income / (expense), net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the 2026 Notes included in interest expense and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our 2026 Notes. We exclude interest expense in calculating non-GAAP adjusted EBITDA because we believe the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other income / (expense), net including gains, losses or impairments on investments and other assets, gains on settlement fees and losses on the early extinguishment of debt, when applicable, from non-GAAP adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for / (benefit from) income taxes from non-GAAP adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

GAAP requires that operating expenses include the amortization of acquired intangible assets, which principally include acquired customer relationships, developed technology and trade names. We exclude amortization of intangibles from non-GAAP adjusted EBITDA because we do not consider amortization expense when we evaluate our ongoing business operations, nor do we factor amortization expense into our evaluation of potential acquisitions, or our measurement of the performance of those acquisitions. We believe the exclusion of amortization expense enables the comparison of our performance to other companies in our industry as other companies may be more or less acquisitive than we are, and therefore, amortization expense may vary significantly by company based on their acquisition history. Although we exclude amortization of acquired intangible assets from non-GAAP adjusted EBITDA, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

We record depreciation primarily for investments in property and equipment. We exclude depreciation in calculating non-GAAP adjusted EBITDA because we do not consider depreciation when we evaluate our ongoing business operations.

We exclude stock-based compensation expense, which relates to restricted stock units and other forms of equity incentives primarily awarded to employees of Alarm.com, because they are non-cash charges that we do not consider when assessing the operating performance of our business. Additionally, the determination of stock-based compensation expense can be calculated using various methodologies and is dependent upon subjective assumptions and other factors that vary on a company-by-company basis. Therefore, we believe excluding stock-based compensation expense from non-GAAP adjusted EBITDA improves the comparability of our results to the results of other companies in our industry.

Included in operating expenses are incremental costs directly related to business and asset acquisitions as well as changes in the fair value of contingent consideration liabilities, when applicable. We exclude acquisition-related expense from non-GAAP adjusted EBITDA because we believe the exclusion of this expense allows us to better provide meaningful information about our operating performance, facilitates comparisons to our historical operating results, improves the comparability of our results to the results of other companies in our industry, and ultimately, we believe helps investors better understand the acquisition-related expense and the effects of the transaction on our results of operations.

We exclude non-ordinary course litigation expense because we do not consider legal costs and settlement fees incurred and received in litigation and litigation-related matters of non-ordinary course lawsuits and other disputes, particularly costs incurred in ongoing intellectual property litigation, to be indicative of our core operating performance. We do not adjust for ordinary course legal expenses, including those expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the years ended December 31, 2023, 2022 and 2021.

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

On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint had stopped paying license fees to Alarm.com under the agreement. Vivint had been paying the required license fees to Alarm.com since the agreement was executed in November 2013. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, SaaS and license revenue and total revenue through December 31, 2023 were lower by approximately $6.0 million on a quarterly basis. Quarterly earnings and cash flow through December 31, 2023 were also impacted by the aforementioned $6.0 million, plus additional legal fees. On December 21, 2023, Alarm.com and Vivint agreed to settle all outstanding litigation between the parties and to enter into a long-term intellectual property license agreement under which Alarm.com will license to Vivint its intellectual property portfolio.

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

Hardware and Other Revenue. We generate hardware and other revenue primarily from the sale of video cameras, video recorders, smart thermostats and cellular radio modules that provide access to our cloud-based platforms and, to a lesser extent, the sale of other devices, including image sensors, gunshot detection sensors and peripherals. We primarily transfer hardware to our customers upon delivery to the customer, which corresponds with the time at which the customer obtains control of the hardware. We record a reserve against revenue for hardware returns based on historical returns.

Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our indoor gunshot detection solution in exchange for license fees. Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee.

Our revenue, and in particular our hardware revenue, has in the past and may in the future be negatively affected by the Macroeconomic Conditions and their related impacts. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

Our costs of hardware revenue increased during the second half of 2021 primarily due to an increase in costs for freight shipments, including expedited shipping costs, as well as an increase in inventory component costs. We currently expect our hardware revenue margins in 2024 to approximate the hardware revenue margins experienced during 2023.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,733 employees as of January 1, 2023 to 1,989 employees as of December 31, 2023, including 77 employees who manufacture hardware for our suite of IoT solutions. We expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 511 as of January 1, 2023 to 565 as of December 31, 2023. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and we expect to increase our marketing expense in 2024 as compared to 2023. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 218 as of January 1, 2023 to 229 as of December 31, 2023. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 1,004 as of January 1, 2023 to 1,118 as of December 31, 2023. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Expense

We record interest expense associated with our 2026 Notes and acquired debt. Interest expense in 2024 is expected to remain relatively consistent with the interest expense in 2023.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, our notes receivable and our restricted cash. Interest income in 2024 will depend, in part, on our use of cash and fluctuations in interest rates.

Other Income / (Expense), Net

Other income / (expense), net primarily consists of non-operating and miscellaneous expense and income.

Provision for / (Benefit from) Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. Our effective tax rates were below the 21.0% statutory rate primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by the impact of state taxes, foreign withholding taxes, federal estimated tax payment interest expense, other nondeductible expenses and, for 2023, a stock-based compensation tax shortfall. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our selected consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

Consolidated Statements of Operations
	Year Ended December 31,
	2023		2022		2021
Revenue:
SaaS and license revenue	$569,200	65%	$520,377	62%	$460,372	61%
Hardware and other revenue	312,482	35	322,182	38	288,597	39
Total revenue	881,682	100	842,559	100	748,969	100
Cost of revenue(1):
Cost of SaaS and license revenue	85,898	10	73,897	9	66,758	9
Cost of hardware and other revenue	239,261	27	268,684	32	239,141	32
Total cost of revenue	325,159	37	342,581	41	305,899	41
Operating expenses:
Sales and marketing (2)	100,226	11	92,748	11	86,664	11
General and administrative (2)	112,930	13	106,688	13	87,406	12
Research and development (2)	245,114	28	218,635	26	177,713	24
Amortization and depreciation	31,424	4	30,870	3	29,715	4
Total operating expenses	489,694	56	448,941	53	381,498	51
Operating income	66,829	7	51,037	6	61,572	8
Interest expense	(3,429)	—	(3,144)	—	(15,956)	(2)
Interest income	29,801	3	8,759	1	587	—
Other income / (expense), net	4,624	1	(59)	—	(134)	—
Income before income taxes	97,825	11	56,593	7	46,069	6
Provision for / (benefit from) income taxes	17,485	2	962	—	(5,106)	(1)
Net income	$80,340	9%	$55,631	7%	$51,175	7%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense data:
Cost of hardware and other revenue	$5	$—	$—
Sales and marketing	3,522	4,342	4,432
General and administrative	13,028	15,037	9,941
Research and development	30,728	33,275	24,321
Total stock-based compensation expense	$47,283	$52,654	$38,694

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	14%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	77	83	83
Total cost of revenue as a percentage of total revenue	37%	41%	41%

Comparison of Years Ended December 31, 2023 to December 31, 2022

The following tables in this section set forth our selected consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the years ended December 31, 2023 and 2022.

Revenue

	Year Ended December 31,		% Change
Revenue:	2023	2022	2023 vs. 2022
SaaS and license revenue	$569,200	$520,377	9%
Hardware and other revenue	312,482	322,182	(3)
Total revenue	$881,682	$842,559	5%

The $39.1 million increase in total revenue in 2023 as compared to 2022 was the result of a $48.8 million, or 9%, increase in our SaaS and license revenue and a $9.7 million, or 3%, decrease in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $3.6 million to $23.2 million in 2023 as compared to $26.8 million during 2022, primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $36.5 million in 2023 as compared to 2022 primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2022. The increase in SaaS and license revenue for the Alarm.com segment includes the impact from Vivint license revenue of $16.6 million in 2022 that did not occur in 2023. The SaaS and license revenue for our Other segment increased $12.3 million in 2023 as compared to 2022 primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The decrease in hardware and other revenue in 2023 as compared to 2022 was primarily from the $7.3 million decrease in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment arising from a decrease in the volume of cellular radio modules sold due to the shut down of 3G and CDMA wireless networks in 2022 by certain cellular carriers, as well as a decrease in the volume of thermostats and video cameras sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $2.4 million, in 2023 as compared to 2022 primarily due to an decreased sales related to our property management and Heating, Ventilation and Air Conditioning solutions.

Cost of Revenue

	Year Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Cost of revenue(1):
Cost of SaaS and license revenue	$85,898	$73,897	16%
Cost of hardware and other revenue	239,261	268,684	(11)
Total cost of revenue	$325,159	$342,581	(5)%
% of total revenue	37%	41%
_______________
(1) Excludes amortization and depreciation shown in operating expenses.

The $17.4 million decrease in cost of revenue in 2023 as compared to 2022 was the result of a $29.4 million, or 11%, decrease in cost of hardware and other revenue and a $12.0 million, or 16%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue increased $0.1 million to $0.6 million during 2023 as compared to $0.5 million during 2022. The cost of hardware and other revenue for the Alarm.com segment decreased $27.5 million in 2023 as compared to 2022 primarily due to a decrease in the number of hardware units shipped, a decrease in inventory component costs and a decrease in costs for freight shipments. The cost of SaaS and license revenue for the

Alarm.com segment increased $8.5 million in 2023 as compared to 2022 primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of hardware and other revenue for the Other segment decreased $1.9 million in 2023 as compared to 2022 primarily due to a decrease in the number of hardware units shipped, a decrease in inventory component costs and a decrease in costs for freight shipments. The cost of SaaS and license revenue for the Other segment increased $3.5 million in 2023 as compared to 2022 primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 77% in 2023 and 83% in 2022. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue in 2023 as compared to 2022 is primarily due to a decrease in inventory component and freight shipment costs, price increases we have implemented on some of our products as well as a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% and 14% in 2023 and 2022, respectively. The increase in cost of SaaS and license revenue as a percentage of SaaS and license revenue in 2023 as compared to 2022 is a reflection of the mix of sales of services during the periods. Cost of software license revenue as a percentage of software license revenue was 3% and 2% in 2023 and 2022, respectively.

Sales and Marketing Expense

	Year Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Sales and marketing	$100,226	$92,748	8%
% of total revenue	11%	11%

The $7.5 million increase in sales and marketing expense in 2023 as compared to 2022 was primarily due to a $7.2 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, partially offset by a $3.1 million decrease in marketing expense, including advertising cost. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. Sales and marketing expense for our Alarm.com segment also increased by $1.0 million in 2023 as compared to 2022 due to an increase in our expenses for external consultants. Sales and marketing expense from our Other segment increased $1.7 million in 2023 as compared to 2022, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team. The overall number of employees in our sales and marketing teams increased from 511 as of December 31, 2022 to 565 as of December 31, 2023.

General and Administrative Expense

	Year Ended December 31,		% Change
	2023	2022	2023 vs. 2022
General and administrative	$112,930	$106,688	6%
% of total revenue	13%	13%

The $6.2 million increase in general and administrative expense in 2023 as compared to 2022 was primarily due to a $2.4 million increase in personnel and related costs for our Alarm.com segment and a $2.0 million increase in our expenses for external consultants. Additionally, the provision for credit losses increased $1.6 million, rent expense increased $0.9 million and insurance-related costs increased $0.4 million for our Alarm.com segment in 2023 as compared to 2022. General and administrative expenses from our Other segment decreased by $2.1 million during 2023 as compared to 2022, primarily due to a $1.3 million decrease in the provision for credit losses and a $0.7 million decrease in personnel and related costs. The overall number of employees in general and administrative functions increased from 218 as of December 31, 2022 to 229 as of December 31, 2023.

Research and Development Expense

	Year Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Research and development	$245,114	$218,635	12%
% of total revenue	28%	26%

The $26.5 million increase in research and development expense in 2023 as compared to 2022 was primarily due to a $20.2 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $1.8 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $4.5 million in 2023 as compared to 2022 primarily due to an increase in our personnel and related costs. The overall number of employees in research and development functions increased from 1,004 as of December 31, 2022 to 1,118 as of December 31, 2023.

Amortization and Depreciation

	Year Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Amortization and depreciation	$31,424	$30,870	2%
% of total revenue	4%	3%

Amortization and depreciation increased $0.6 million in 2023 as compared to 2022, primarily due to the intangible assets that were acquired in connection with the purchase of EBS on January 18, 2023.

Interest Expense

	Year Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Interest expense	$(3,429)	$(3,144)	9%
% of total revenue	—%	—%

Interest expense increased $0.3 million in 2023 as compared to 2022, primarily due to the interest expense incurred on the assumed debt from the acquisition of EBS on January 18, 2023.

Interest Income

	Year Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Interest income	$29,801	$8,759	240%
% of total revenue	3%	1%

Interest income increased $21.0 million in 2023 as compared to 2022, primarily due to an increase in interest income earned on cash and cash equivalents from higher interest rates during the year ended December 31, 2023.

Other Income / (Expense), Net

	Year Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Other income / (expense), net	$4,624	$(59)	(7,937)%
% of total revenue	1%	—%

Other income / (expense), net increased $4.7 million in 2023 as compared to 2022, primarily due to a gain recorded from the settlement of a legal matter, partially offset by an increase in non-operating and miscellaneous expenses.

Provision for / (Benefit from) Income Taxes

	Year Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Provision for / (benefit from) income taxes	$17,485	$962	1,718%
% of total revenue	2%	—%

The provision for / (benefit from) income taxes increased $16.5 million in 2023 as compared to 2022. Our effective tax rate was 17.9% in 2023 as compared to 1.7% in 2022. The increase in the provision for / (benefit from) income taxes was primarily due to an increase in income before income taxes, foreign withholding taxes, a stock-based compensation tax shortfall and a decrease in research and development tax credits.

Comparison of Years Ended December 31, 2022 to December 31, 2021

A comparison of the years ended December 31, 2022 and 2021 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 93%, 94% and 95% of our revenue, net of intersegment eliminations, for the years ended December 31, 2023, 2022 and 2021, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,563 employees as of January 1, 2023 to 1,776 employees as of December 31, 2023. Our Other segment increased from 170 employees as of January 1, 2023 to 213 employees as of December 31, 2023. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Year Ended December 31,
	2023			2022			2021
	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses	SaaS and License Revenue	Hardware and Other Revenue	Operating Expenses
Alarm.com	$514,673	$309,778	$440,590	$478,134	$317,937	$403,774	$426,823	$284,721	$348,700
Other	54,527	6,501	49,584	42,243	9,097	45,647	33,549	9,275	33,214
Intersegment Alarm.com	—	(3,201)	(480)	—	(4,067)	(480)	—	(3,089)	(416)
Intersegment Other	—	(596)	—	—	(785)	—	—	(2,310)	—
Total	$569,200	$312,482	$489,694	$520,377	$322,182	$448,941	$460,372	$288,597	$381,498

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $23.2 million, $26.8 million and $32.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2023, 2022 and 2021.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process in light of the continuing uncertainty arising from the Macroeconomic Conditions actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our most critical accounting estimates are summarized below. See Note 2 to our consolidated financial statements for a description of the following critical accounting estimates and our other significant accounting estimates.

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

We have variable consideration primarily in the form of rebate incentives, which contain uncertainties and require us to make estimates of the amount of consideration to which we will be entitled. The significant inputs related to our estimates of variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, the availability and performance of our services and the historical and expected number of returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2023, 2022 and 2021, our reserve against revenue for hardware returns was 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

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

While variable consideration assumptions and assumptions regarding the relative stand-alone selling price are specific to each contract, we did not make any material changes to these assumptions for the year ended December 31, 2023. We do not expect any material changes in the near term to the underlying assumptions used to recognize revenue during the year ended December 31, 2023. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our SaaS and license revenue as well as our hardware and other revenue.

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

We previously maintained a subsidiary long-term incentive plan and recorded a liability based on the potential cash payment contingent upon meeting certain financial milestones related to the agreement established with certain employees of one of our subsidiaries. During 2021 and until the termination of the subsidiary long-term incentive plan in May of 2022, we estimated the fair value of the liability by using a Monte Carlo simulation model which involves several Level 3 unobservable inputs. Concurrent with the termination of the subsidiary long-term incentive plan, we granted performance-based restricted stock units to those employees who previously participated in the subsidiary long-term incentive plan. We accounted for the termination of the subsidiary long-term incentive plan and concurrent grant of performance-based restricted stock units as a modification of the original subsidiary long-term incentive plan. As a result, no further estimates related to the subsidiary long-term incentive plan were necessary as of December 31, 2023. See the Stock-Based Compensation section below for details on the judgment required in determining the probable outcome of performance conditions related to performance-based restricted stock units.

Accounting estimates are also used for the contingent consideration liability related to the potential earn-out payment from our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of certain performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2025 and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At each reporting date until December 31, 2025, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. We did not make any material changes in the accounting methodology used to determine the fair value of the contingent consideration liability for the year ended December 31, 2023. We do not expect any material changes in the near term to the underlying assumptions used to determine the significant unobservable inputs used to calculate the fair value of the contingent consideration and, if changes in these assumptions occur, we do not expect those changes to have a material impact on our general and administrative operating expenses.

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

We did not make any material changes to the underlying assumptions used as of the acquisition date to calculate the purchase price of the business combinations that occurred during 2023 and 2022. We do not expect any material changes in the near term to the underlying assumptions used to calculate the purchase price of those business combinations. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our purchase price allocation for the business combinations.

Goodwill, Intangible Assets and Long-lived Assets

Goodwill

We perform our annual impairment review of goodwill on October 1 and when a triggering event occurs between annual impairment tests. We test our goodwill at the reporting unit level. We perform either a qualitative analysis or a quantitative analysis every year depending on the changes to our goodwill balance as well as changes in our business and the economy. Significant estimates and assumptions when we perform a quantitative assessment include estimates about future expected cash flows and discount rates. Qualitative factors we consider when we perform a qualitative analysis include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances and market capitalization.

For our 2023 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. There were no triggering events that occurred between our qualitative annual impairment test performed as of October 1, 2023 and December 31, 2023. If triggering events arise in the future that require changes in the underlying assumptions used in our assessment of our goodwill, and, should those changes be significant, they could have a material impact on our goodwill and potentially our other income / (expense), net, if those significant changes result in an impairment.

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

For the year ended December 31, 2021, we determined there was an impairment of $0.1 million for an intangible asset acquired in 2014 related to customer relationships that no longer existed after December 31, 2021. There were no indicators of impairment of our intangible assets with definite lives or long-lived assets during the years ended December 31, 2023 and 2022. If triggering events arise in the future, depending on the significance of the underlying assumptions in the impairment analysis, they could have a material impact on our intangible assets and long-lived assets and potentially our other income / (expense), net, if those significant changes result in an impairment.

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

We did not make any material changes to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2023 and we do not expect any material changes in the near term to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2023. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our deferred tax assets and liabilities as well as our provision for / (benefit from) income taxes.

Stock-Based Compensation

We compensate our executive officers, board of directors and employees with stock-based compensation plans under our 2015 Equity Incentive Plan. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions, which requires considerable judgment. We estimate the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. In 2021 and years prior to 2021, we used the "simplified method" to calculate the expected term, which was presumed to be the mid-point between the vesting date and the end of the contractual term. Beginning upon the first grant of options in 2022, the expected term for options granted is estimated using our historical experience, including information related to options we have granted.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$696,983	$622,165
Accounts receivable, net	130,626	124,283
Working capital	781,443	726,152
We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of December 31, 2023 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of December 31, 2023, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of December 31, 2023, we had $697.0 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.

On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint had stopped paying license fees to Alarm.com under the agreement. Vivint had been paying the required license fees to Alarm.com since the agreement was executed in November 2013. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, cash flows from operating activities through December 31, 2023 were lowered by approximately $6.0 million on a quarterly basis, plus additional legal fees. On December 21, 2023, Alarm.com and Vivint agreed to settle all outstanding litigation between the parties and to enter into a long-term intellectual property license agreement under which Alarm.com will license to Vivint its intellectual property portfolio.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 174, or Section 174, to eliminate the option to immediately deduct research and development expenditures in the year incurred, requiring these expenditures to be capitalized and amortized over five years for domestic expenditures and over 15 years for foreign expenditures. While we calculated the 2022 federal and state cash tax increase from Section 174 to be $38.1 million, we did not pay this additional cash tax liability as part of our 2022 estimated tax payments due to the possible deferral, modification or repeal of Section 174. The additional 2022 federal cash tax liability was included in current income taxes payable as of December 31, 2022, and was paid in February 2023. The increased 2022 state tax liability was paid in April 2023 in the amount of $7.5 million. We calculated the 2023 federal and state cash tax increase from Section 174 to be $43.5 million, which we expect to pay in April 2024 if Section 174 is not deferred, modified or repealed. The Section 174 impact on 2024 cash flows from operating activities will depend on, among other factors, our 2024 operating results and the level of 2024 research and development activity. Based on information currently available to us, we estimate the increased 2024 Section 174 federal and state cash tax payable for our 2024 taxable income to be in the range of $35.0 million to $40.0 million if the requirement to capitalize and amortize research and development expenditures is not deferred, modified or repealed. This estimate is based on the limited information that is currently available and is subject to change. While the largest impact will be to cash flow from operating activities, the impact for domestic research and development expenditures would continue over the five-year amortization period, but would decrease over that period and is expected to be immaterial beginning in year six.

On January 31, 2024, the U.S. House of Representatives passed H.R. 7024, which, among other provisions, would retroactively change the effective date of the requirement to capitalize Section 174 domestic research and development expenditures from January 1, 2022 to January 1, 2026. Foreign research and development expenditures would continue to be capitalized and amortized over 15 years as of January 1, 2022. If the bill is passed by the Senate and signed into law by the President as currently drafted, the bill would allow us to receive a partial refund of the 2022 Section 174 federal income tax paid, the amount and timing of which cannot be estimated at this time. Any state impact would depend on the relevant individual state laws.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the next 12 months, we expect our capital expenditure requirements to be between $4.5 million and $6.5 million, primarily related to purchases of computer software and equipment as well as the continued build out of our leased and owned office space. As of December 31, 2023, maturities of lease liabilities for our various leases are as follows: $13.7 million in 2024, $11.6 million in 2025, $7.0 million in 2026, $1.6 million in 2027, $0.9 million in 2028 and $1.5 million in 2029 and thereafter.

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

The following discussion summarizes our current and long-term material cash requirements as of December 31, 2023, which we expect to fund primarily with operating cash flows:

	Material Cash Requirements (in thousands)
	1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Convertible Notes:
Principal payments	$—	$500,000	$—	$—	$500,000
Special interest	—	—	—	—	—
Operating lease commitments	14,041	20,004	4,271	3,117	41,433
Other long-term liabilities[1]	64	3,481	1,210	57	4,812
Other commitments[2]	3,137	2,029	—	—	5,166
Total	$17,242	$525,514	$5,481	$3,174	$551,411
_______________
1.See Note 12 to our consolidated financial statements for details on the components of other long-term liabilities. As of December 31, 2023, we recorded a liability for long-term accrued taxes and interest payable of $7.9 million. Due to the uncertainty in the timing of future payments, we have excluded the liability related to these uncertain tax positions from the table above. See Note 18 to our consolidated financial statements for additional information regarding income taxes.
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

Dividends

We did not declare or pay dividends during the years ended December 31, 2023, 2022 or 2021. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

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

During the years ended December 31, 2023 and 2022, we repurchased 487,918 and 1,385,592 shares of our common stock under these programs for $27.3 million and $78.8 million, respectively, which includes applicable commissions and fees. We did not repurchase any shares of our common stock under these programs in 2021. As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2015 Equity Incentive Plan, or 2015 Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $2.6 million and $4.5 million of tax withholdings related to vesting of restricted stock units during the years ended December 31, 2023 and 2021, respectively. No tax withholdings related to the vesting of restricted stock units were paid during the year ended December 31, 2022. We also utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities	$135,965	$56,901	$103,157
Cash flows used in investing activities	(25,966)	(68,319)	(20,365)
Cash flows (used in) / from financing activities	(31,865)	(76,324)	374,370

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For 2023, cash flows from operating activities were $136.0 million, compared to $56.9 million for 2022. This $79.1 million increase in cash flows from operating activities was due to a $49.3 million increase in cash from operating assets and liabilities, a $24.7 million increase in net income and a $5.1 million increase in non-cash and other reconciling items.

The $49.3 million increase in cash from operating assets and liabilities was primarily due to a $61.3 million change in inventory resulting from a decrease in purchased inventory following prior year purchase activity to reduce risks and uncertainties in our supply chain as well as differences in the timing of disbursements and the collection of receipts in 2023 as compared to 2022. The $5.1 million increase in non-cash and other reconciling items was primarily due to a $7.3 million change in deferred income taxes, which was primarily driven by the capitalization and amortization of research and development expenditures under Section 174, as well as a $1.4 million inventory write-down during 2023, which did not occur in 2022. These increases in non-cash and other reconciling items were partially offset by a $5.4 million decrease in stock-based compensation in 2023 as compared to 2022.

For 2022, cash flows from operating activities were $56.9 million, compared to $103.2 million for 2021. This $46.3 million decrease in cash flows from operating activities was due to a $38.3 million decrease in non-cash and other reconciling items and a $12.4 million decrease in cash from operating assets and liabilities, partially offset by a $4.4 million increase in net income. The $38.3 million decrease in non-cash and other reconciling items was primarily due to a $44.9 million change in deferred income taxes, which was driven by an increase in estimated taxable income during 2022 pursuant to the capitalization requirements under Section 174 of the Internal Revenue Code, as compared to 2021. The decrease in non-cash and other reconciling items during 2022 as compared to 2021 was also due to a $12.7 million decrease in amortization of the debt discount and debt issuance costs related to the adoption of Accounting Standards Update, or ASU, 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," for the 2026 Notes. These decreases in non-cash and other reconciling items were partially offset by a $14.0 million increase in stock-based compensation resulting from additional grants of restricted stock units during 2022 as well as an increase in the changes to the provision for credit losses and reserve for product returns of $4.1 million during 2022 as compared to 2021. The $12.4 million decrease in cash from operating assets and liabilities was primarily due to a $8.9 million change in inventory resulting from an increase in purchased inventory as we seek to reduce risks and uncertainties in our supply chain as well as a $6.5 million change in accounts payable, accrued expenses and other liabilities primarily due to differences in the timing of disbursements during 2022 as compared to 2021.

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

For 2023, cash flows used in investing activities was $26.0 million, compared to $68.3 million in 2022. The $42.3 million decrease in cash used in investing activities was primarily due to the $31.9 million paid to purchase 85% of the issued and outstanding shares of capital stock of Noonlight and the $21.8 million paid for developable land during 2022, which did not occur during 2023. These decreases in cash used in investing activities were partially offset by $9.7 million paid to purchase 100% of the issued and outstanding shares of capital stock of EBS, net of cash acquired, and the $5.9 million paid to purchase certain assets from Vintra, including direct transaction costs, in 2023, which did not occur in 2022.

For 2022, cash flows used in investing activities was $68.3 million, compared to $20.4 million in 2021. The $47.9 million increase in cash used in investing activities was primarily due to the $31.9 million paid to purchase 85% of the issued and outstanding shares of capital stock of Noonlight and the $21.8 million paid for developable land during 2022, which did not occur during 2021. These increases in cash used in investing activities were partially offset by $4.4 million paid for developed technology in 2021, which did not occur during 2022.

Financing Activities

Cash generated by financing activities includes proceeds from the 2026 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For 2023, cash flows used in financing activities was $31.9 million, compared to $76.3 million in 2022. The $44.4 million decrease in cash flows used in financing activities was primarily due to the $51.5 million decrease in purchases of shares of our common stock in 2023 as compared to 2022, partially offset by $3.0 million in debt payments related to the debt assumed in the acquisition of EBS as well as $2.6 million of tax withholdings paid related to vesting of restricted stock units in 2023, which did not occur in 2022.

For 2022, cash flows used in financing activities was $76.3 million, compared to cash flows from financing activities of $374.4 million in 2021. The $450.7 million decrease in cash flows from financing activities was primarily due to $484.3 million in proceeds from the issuance of the 2026 Notes, net of issuance costs paid during 2021 that did not occur during 2022. The decrease in cash flows from financing activities was also due to the repurchase of 1,385,592 shares of our common stock for $78.8 million during 2022 that did not occur during 2021. These decreases in cash flows from financing activities were partially offset by the repayment of $110.0 million to terminate our credit facility in 2021 that did not occur in 2022.

Non-GAAP Measures

We define non-GAAP adjusted EBITDA as our net income before interest expense, interest income, certain activity within other income / (expense), net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt discount and debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

We have included non-GAAP adjusted EBITDA in this report because it is a key measure our management uses to understand and evaluate our core operating performance and trends, to generate future operating plans, to make strategic decisions regarding the allocation of capital and to make investments in initiatives that are focused on cultivating new markets for our solutions. We also use non-GAAP adjusted EBITDA, a non-GAAP financial measure, as a performance measure under our executive bonus plan. Further, we believe the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related expense and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe non-GAAP adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Non-GAAP adjusted EBITDA:
Net income	$80,340	$55,631	$51,175
Adjustments:
Interest expense, interest income and certain activity within other income / (expense), net	(32,229)	(5,768)	15,503
Provision for / (benefit from) income taxes	17,485	962	(5,106)
Amortization and depreciation expense	31,424	30,870	29,715
Stock-based compensation expense	47,283	52,654	38,694
Acquisition-related expense	621	1,059	29
Litigation expense	9,043	11,440	12,462
Total adjustments	73,627	91,217	91,297
Non-GAAP adjusted EBITDA	$153,967	$146,848	$142,472

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the year ended December 31, 2023.

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

ALARM.COM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alarm.com Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alarm.com Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded EBS Spółka z ograniczoną odpowiedzialnością ("EBS") from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded EBS from our audit of internal control over financial reporting. EBS is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Revenue recognition

As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the sale of cloud-based SaaS services on its integrated Alarm.com platform, the sales of licenses and services on its non-hosted software platform, and the sale of hardware products. Cloud-based SaaS services are billed monthly in advance and revenue is recognized on a monthly basis as the performance obligation is satisfied. Licenses on non-hosted services are billed monthly and revenue is recognized on a monthly basis as the services are performed. Hardware revenue is recognized when the customer obtains control. The Company’s total revenue was $881.7 million for the year ended December 31, 2023.

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
Washington, District Of Columbia
February 22, 2024

We have served as the Company’s auditor since 2009.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
SaaS and license revenue	$569,200	$520,377	$460,372
Hardware and other revenue	312,482	322,182	288,597
Total revenue	881,682	842,559	748,969
Cost of revenue(1):
Cost of SaaS and license revenue	85,898	73,897	66,758
Cost of hardware and other revenue	239,261	268,684	239,141
Total cost of revenue	325,159	342,581	305,899
Operating expenses:
Sales and marketing	100,226	92,748	86,664
General and administrative	112,930	106,688	87,406
Research and development	245,114	218,635	177,713
Amortization and depreciation	31,424	30,870	29,715
Total operating expenses	489,694	448,941	381,498
Operating income	66,829	51,037	61,572
Interest expense	(3,429)	(3,144)	(15,956)
Interest income	29,801	8,759	587
Other income / (expense), net	4,624	(59)	(134)
Income before income taxes	97,825	56,593	46,069
Provision for / (benefit from) income taxes	17,485	962	(5,106)
Net income	80,340	55,631	51,175
Net loss attributable to redeemable noncontrolling interests	703	707	1,084
Net income attributable to common stockholders	$81,043	$56,338	$52,259

Per share information attributable to common stockholders:
Net income per share:
Basic	$1.63	$1.13	$1.05
Diluted	$1.53	$1.07	$1.01
Weighted average common shares outstanding:
Basic	49,818,448	49,926,236	49,869,857
Diluted	54,625,434	54,932,757	51,919,902
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$80,340	$55,631	$51,175
Other comprehensive income
Foreign currency translation adjustment	1,398	—	—
Total other comprehensive income	1,398	—	—
Comprehensive income	81,738	55,631	51,175
Comprehensive loss attributable to redeemable noncontrolling interests	703	707	1,084
Comprehensive income attributable to common stockholders	$82,441	$56,338	$52,259

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$696,983	$622,165
Accounts receivable, net of allowance for credit losses of $3,864 and $2,835, and net of allowance for product returns of $2,279 and $1,551, as of December 31, 2023 and 2022, respectively	130,626	124,283
Inventory	96,140	115,584
Other current assets, net	33,031	29,056
Total current assets	956,780	891,088
Property and equipment, net	54,164	57,172
Intangible assets, net	78,564	82,458
Goodwill	154,498	148,183
Deferred tax assets	131,815	84,185
Operating lease right-of-use assets	24,242	28,933
Other assets, net of allowance for credit losses of $5 and $2 as of December 31, 2023 and 2022, respectively	39,500	37,356
Total assets	$1,439,563	$1,329,375
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$124,475	$119,657
Accrued compensation	28,626	25,582
Deferred revenue	10,193	7,540
Operating lease liabilities	12,043	12,157
Total current liabilities	175,337	164,936
Deferred revenue	12,692	10,792
Convertible senior notes, net	493,515	490,370
Operating lease liabilities	20,468	27,380
Other liabilities	12,697	13,050
Total liabilities	714,709	706,528
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	36,308	23,988
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 51,888,838 and 50,985,454 shares issued; and 49,868,175 and 49,452,709 shares outstanding as of December 31, 2023 and 2022, respectively	519	510
Additional paid-in capital	531,734	497,199
Treasury stock, at cost; 2,020,663 and 1,532,745 shares as of December 31, 2023 and 2022, respectively	(111,291)	(83,993)
Accumulated other comprehensive income	1,398	—
Retained earnings	266,186	185,143
Total stockholders’ equity	688,546	598,859
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,439,563	$1,329,375
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$80,340	$55,631	$51,175
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for / (recovery of) credit losses on accounts receivable	1,508	1,156	(775)
Reserve for product returns	4,399	4,746	2,494
Provision for / (recovery of) credit losses on notes receivable	3	(78)	(9)
Inventory write-down	1,420	—	448
Amortization on patents and tooling	1,213	1,359	1,240
Amortization and depreciation	31,424	30,870	29,715
Amortization of debt issuance costs and debt discount	3,145	3,126	15,823
Amortization of operating leases	11,484	10,499	9,692
Deferred income taxes	(47,730)	(55,039)	(10,115)
Change in fair value of contingent liability	68	—	—
Stock-based compensation	47,283	52,654	38,694
(Gain on) / impairment of investment or intangible assets	—	(140)	86
Loss on early extinguishment of debt	—	—	185
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(10,536)	(24,346)	(23,941)
Inventory	20,961	(40,308)	(31,443)
Other current and non-current assets	(1,338)	(8,952)	(11,912)
Accounts payable, accrued expenses and other current liabilities	4,613	32,938	39,418
Deferred revenue	4,553	3,428	2,308
Operating lease liabilities	(13,947)	(12,723)	(11,809)
Other liabilities	(2,898)	2,080	1,883
Cash flows from operating activities	135,965	56,901	103,157
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(9,696)	(31,730)	—
Additions to property and equipment	(7,517)	(28,640)	(11,062)
Issuances of notes receivable	(450)	(3,000)	—
Capitalized software development costs	(743)	—	—
Receipt of payments on notes receivable	55	61	59
Purchase of investment in unconsolidated entity	(1,700)	(5,150)	(5,000)
Proceeds from sale of investment	—	140	—
Purchases of developed technology and other assets	(5,915)	—	(4,362)
Cash flows used in investing activities	(25,966)	(68,319)	(20,365)
Cash flows (used in) / from financing activities:
Repayments of credit facility	—	—	(110,000)
Proceeds from issuance of convertible senior notes	—	—	500,000
Payments of debt issuance costs	—	—	(15,698)
Payments of deferred consideration for acquisitions	(1,672)	(1,500)	(1,160)
Purchases of treasury stock, including transaction costs	(27,298)	(78,844)	—
Purchases of redeemable noncontrolling interest	(832)	—	—
Payments of acquired debt	(3,040)	—	—
Payments of tax withholdings related to vesting of restricted stock units	(2,621)	—	(4,476)
Issuances of common stock from equity-based plans	3,598	4,020	5,704
Cash flows (used in) / from financing activities	(31,865)	(76,324)	374,370
Effect of exchange rate changes on cash, cash equivalents and restricted cash	66	—	—
Net increase / (decrease) in cash, cash equivalents and restricted cash	78,200	(87,742)	457,162
Cash, cash equivalents and restricted cash at beginning of the period	622,879	710,621	253,459
Cash, cash equivalents and restricted cash at end of the period	$701,079	$622,879	$710,621

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows — (Continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$696,983	$622,165	$710,621
Restricted cash included in other current assets and other assets	4,096	714	—
Total cash, cash equivalents and restricted cash	$701,079	$622,879	$710,621

Supplemental disclosures:
Cash paid for interest	$192	$—	$114
Cash paid for income taxes, net of refunds	64,577	7,453	4,146
Noncash investing and financing activities:
Cash not yet paid for capital expenditures	630	1,047	1,082
Cash not yet paid for business and asset acquisitions - holdback	2,780	4,833	850
Contingent liability from business acquisition	2,061	—	—

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Equity
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2020	$10,691	49,631	$496	$405,831	147	$(5,149)	$—	$66,574	$467,752
Common stock issued in connection with equity-based plans	—	776	8	5,696	—	—	—	—	5,704
Tax withholding related to vesting of restricted stock units	—	—	—	(4,476)	—	—	—	—	(4,476)
Stock-based compensation expense	—	—	—	38,694	—	—	—	—	38,694
Equity component of convertible senior notes, net	—	—	—	56,515	—	—	—	—	56,515
Accretion adjustments of redeemable noncontrolling interest to redemption value	3,281	—	—	(3,281)	—	—	—	—	(3,281)
Net income / (loss) attributable to common stockholders	(1,084)	—	—	—	—	—	—	52,259	52,259
Balance as of December 31, 2021	$12,888	50,407	$504	$498,979	147	$(5,149)	$—	$118,833	$613,167
Adoption of accounting standard on debt with conversion and other options	—	—	—	(56,515)	—	—	—	9,972	(46,543)
Common stock issued in connection with equity-based plans	—	578	6	4,014	—	—	—	—	4,020
Purchases of treasury stock	—	—	—	—	1,386	(78,844)	—	—	(78,844)
Reclassification of subsidiary long-term incentive plan liability related to modification	—	—	—	3,104	—	—	—	—	3,104
Stock-based compensation expense	—	—	—	52,654	—	—	—	—	52,654
Noncontrolling interest assumed through acquisition	6,770	—	—	—	—	—	—	—	—
Accretion adjustments of redeemable noncontrolling interest to redemption value	5,037	—	—	(5,037)	—	—	—	—	(5,037)
Net income / (loss) attributable to common stockholders	(707)	—	—	—	—	—	—	56,338	56,338
Balance as of December 31, 2022	$23,988	50,985	$510	$497,199	1,533	$(83,993)	$—	$185,143	$598,859
Common stock issued in connection with equity-based plans	—	904	9	3,589	—	—	—	—	3,598
Purchase of treasury stock	—	—	—	—	488	(27,298)	—	—	(27,298)
Tax withholdings related to vesting of restricted stock units	—	—	—	(2,621)	—	—	—	—	(2,621)
Stock-based compensation expense	—	—	—	47,422	—	—	—	—	47,422
Purchases of redeemable noncontrolling interest	(1,238)	—	—	406	—	—	—	—	406
Accretion adjustments of redeemable noncontrolling interest to redemption value	14,261	—	—	(14,261)	—	—	—	—	(14,261)
Net income / (loss) attributable to common stockholders	(703)	—	—	—	—	—	—	81,043	81,043
Other comprehensive income	—	—	—	—	—	—	1,398	—	1,398
Balance as of December 31, 2023	$36,308	51,889	$519	$531,734	2,021	$(111,291)	$1,398	$266,186	$688,546

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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

We have unconsolidated equity investments in third-party businesses. Equity investments with readily determinable fair values are recorded at fair value. Equity investments without readily determinable fair values are recorded using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. We make a separate election to use the measurement alternative for each eligible investment, and reassess whether an investment qualifies for the alternative at each reporting period. Adjustments resulting from impairment, fair value or observable price changes are recorded in other income / (expense), net in our consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval, such as Russia’s incursion into Ukraine and the war between Israel and Hamas, disruptions to global supply chains, rising interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions). Because of the use of estimates inherent in the financial reporting process and in light of the continuing uncertainty arising from the Macroeconomic Conditions, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, the lease term and incremental borrowing rates for leases, stock-based compensation, income taxes, legal reserves, goodwill, intangible assets and other long-lived assets.

Reclassifications

Certain previously reported amounts in the income taxes footnote for the year ended December 31, 2022 have been reclassified to conform to our current presentation, including the reclassification for income tax underpayment interest, net of tax benefit, within the reconciliation between the federal statutory rate and the effective income tax rate.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2023 and 2022, we have invested $679.7 million and $510.3 million in cash equivalents in the form of money market funds with a number of financial institutions, respectively. We consider these money market funds to be Level 1 financial instruments (see Note 10).

Accounts Receivable

Accounts receivable are principally derived from sales to customers located in the United States and Canada. The majority of our sales in Canada are transacted in U.S. dollars. Revenue in countries outside of North America accounted for 4%, 4% and 3% of our total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Accounts receivable balances related to service providers partners outside of North America were 7% and 5% as of December 31, 2023 and 2022, respectively. Our accounts receivable are stated at estimated realizable value.

Restricted Cash

We consider all cash reserved for a specific use and not available for immediate or general business use to be restricted cash. As of December 31, 2023, we had a total of $4.1 million of restricted cash, of which less than $0.1 million was included in other current assets and $4.1 million was included in other assets within our consolidated balance sheets. As of December 31, 2022, we had a total of $0.7 million of restricted cash, of which less than $0.1 million was included in other current assets and $0.7 million was included in other assets within our consolidated balance sheets.

Notes Receivable

Notes receivable are presented net of an allowance for uncollectibility, if any. We accrue interest on notes receivable based on the contractual terms of the note. Outstanding notes receivable that are aged 30 days or more from the contractual payment date are considered past due. Notes receivable are evaluated for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. See Note 9 for further details on loans provided to one of our distribution partners, technology partners and service provider partners.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. These risk characteristics are relevant to accounts receivable and notes receivable. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. We identified the following two portfolio segments for our notes receivable: (i) loan receivables and (ii) hardware financing receivables. There were no changes to our portfolio segments during the years ended December 31, 2023 and 2022, and no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses. Additionally, there were no significant changes in the amount of accounts receivable or notes receivable write-offs during the year ended December 31, 2023 as compared to historical periods other than a partial accounts receivable write-off of $0.7 million related to one of our distribution partners' outstanding balance during the year ended December 31, 2021. There were no purchases or sales of financial assets during the years ended December 31, 2023 and 2022. There were no hardware financing receivables outstanding as of December 31, 2023 and 2022.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the years ended December 31, 2023 and 2022 we recorded credit loss expense of $1.0 million and $0.8 million in general and administrative expense in our consolidated statements of operations, respectively. For the year ended December 31, 2021, we recorded a reduction to credit loss expense of $1.0 million in general and administrative expense in our consolidated statements of operations. The contractual term excludes expected extensions, renewals and

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of December 31, 2023 and 2022 was $0.1 million and less than $0.1 million, respectively, and is reflected in other current assets and other assets within our consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. We did not write-off any accrued interest receivable during the years ended December 31, 2023, 2022 and 2021.

Inventory

Our inventory, which is comprised of raw materials, work-in-process and finished goods, includes materials used to produce our wireless communications network enabled radios, video cameras, video recorders, smart thermostats, gunshot detection sensors, home automation system parts and peripherals, is stated at the lower of cost or net realizable value, and is charged to cost of sales primarily on a first in, first out, or FIFO, basis when the inventory is shipped from our manufacturer and received by our service provider partners. We periodically evaluate our inventory quantities for obsolescence based on criteria such as customer demand and changing technology and record an obsolescence write-off when necessary.

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

ROU assets and lease liabilities resulting from operating leases are recorded on our consolidated balance sheets. We did not have any finance leases or subleases as of December 31, 2023 and 2022.

Lease expense is recognized on a straight-line basis over the term of the lease. Office and equipment lease expense is recorded in general and administrative expense and data center lease expense recorded in cost of SaaS and license revenue as well as research and development expense. Some of our leases include tenant improvement allowances, which are recorded when we are reasonably certain to utilize the allowance and are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Leases with an initial lease term of twelve months or less are considered short-term leases. Short-term leases are not recorded on our consolidated balance sheets. Expenses associated with short-term leases are recognized on a straight-line basis over the term of the lease and are recorded in general and administrative expense. Short-term lease costs were immaterial for the years ended December 31, 2023 and 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021

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

Foreign Currency

For foreign operations where substantially all monetary transactions are in the local currency, we use the local currency as the functional currency. For these foreign operations, assets and liabilities are translated at period-end exchange rates and revenue and expense items are translated at average exchange rates prevailing during the periods being reported. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment within accumulated other comprehensive (loss) / income, a separate component of stockholders’ equity. Gains or losses from foreign currency remeasurements that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in our results of operations.

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interests relate to our 86% equity ownership interest in PC Open Incorporated, a Washington corporation, doing business as OpenEye and our 85% equity ownership interest in Noonlight, Inc., or Noonlight, a Delaware corporation (see Note 7). The OpenEye and Noonlight stockholder agreements contain a put option that gives the minority stockholders the right to sell their shares to us based on the fair value of the shares and also contain a call option that gives us the right to purchase the remaining shares from the minority stockholders based on the fair value of the shares. The next put and call options related to OpenEye can each be exercised beginning in the first quarter of 2024. The put and call options related to Noonlight can each be exercised beginning in the first quarter of 2026. These redeemable noncontrolling interests are considered temporary equity and we report them between liabilities and stockholders’ equity in the consolidated balance sheets. The amount of the net income or loss attributable to the redeemable noncontrolling interests is recorded in the consolidated statements of operations and the accretion of the redemption values is recorded as an adjustment to additional paid-in capital. We account for purchases of redeemable noncontrolling interest as a component of stockholders' equity when control is maintained. We recognize the difference between the consideration paid for the acquired redeemable noncontrolling interest and the fair value of the acquired redeemable noncontrolling interest as an adjustment to additional paid-in capital. The aggregate redemption values of the of the noncontrolling interest was $36.3 million and $24.0 million as of December 31, 2023 and 2022, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
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

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, certain payroll and payroll-related costs are capitalized for engineers and product development employees directly associated with the development project. Cost capitalization ceases when the product is available for general release. Our non-hosted software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development results in a short duration between completion of the detailed program design and beta release. As of December 31, 2023, our capitalized software development costs included in the consolidated balance sheets were $0.9 million. There were no capitalized software development costs included in the consolidated balance sheets as of December 31, 2022.

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

Our hardware includes cellular radio modules that enable access to our cloud-based platforms, as well as video cameras, video recorders, smart thermostats, image sensors, gunshot detection sensors and other peripherals. Our service provider partners may purchase our hardware in anticipation of installing the hardware in a residential or commercial property when they create a new subscriber account, or for use in existing subscriber properties. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. The performance obligation is primarily satisfied when the hardware is received by our service provider partner or distributor. Service provider partners transact with us to purchase our platform solutions and resell our solutions to a new subscriber, or to upgrade or downgrade the solutions of an existing subscriber, at which time the subscriber’s access to our platform solutions is enabled and the delivery of the services commences. Our performance obligation related to providing our platform solutions is satisfied on a daily basis as the subscriber uses the platform services. The purchase of platform solutions and the purchase of hardware are separate transactions as revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

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

To determine the transaction price, we analyze all of the performance obligations included in the contract. We consider the terms of the contract and our customary business practices, which typically do not include financing components or non-cash consideration. We have variable consideration primarily in the form of rebate incentives. The significant inputs related to our estimates of variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, the availability and performance of our services and the historical and expected number of returns. Depending

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
on the type of variable consideration and its predictability, we may apply an "expected value" approach or a "most likely amount" approach. We estimate the variable consideration at the onset of a contract and include the variable consideration within the transaction price if it is probable that a significant reversal of the variable consideration would not occur in the future. When determining whether the amount of variable consideration included in the transaction price should be constrained, we look at the history of hardware purchased and subscribers added by our service provider partners to estimate the likelihood of those service provider partners obtaining the rebates. At times, our contracts include consideration payable to a customer in the form of fixed discounts or rebates. We record the consideration payable to a customer as a reduction to the transaction price resulting in a reduction to revenue over the service period.

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

Software License Revenue

Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers on a per subscriber basis for access to our Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Software platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
monthly fee that is billed per subscriber for the month of service. Our software license revenue during the years ended December 31, 2023, 2022 and 2021 was $23.2 million, $26.8 million and $32.3 million, respectively.

Hardware and Other Revenue

We generate hardware and other revenue primarily from the sale of video cameras, video recorders, smart thermostats and cellular radio modules that provide access to our cloud-based platforms and, to a lesser extent, the sale of other devices, including image sensors, gunshot detection sensors and other peripherals. We primarily transfer hardware to our customers upon delivery to the customer, which corresponds with the time at which the customer obtains control of the hardware. As a result, we recognize hardware and other revenue as we satisfy our performance obligations, which primarily occurs when the hardware is received by our service provider partner or distributor, net of a reserve for estimated returns. There are a few contracts in which we provide shipping and handling services to the customer after control of the hardware transfers to the customer. In these instances, we have elected to account for shipping and handling costs as activities performed to fulfill the promise to transfer hardware to the customer and not as a separate promised service.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2023, 2022 and 2021, our reserve against revenue for hardware returns was 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Our hardware and other revenue also includes our revenue from the sale of licenses that provide our customers the right to use our indoor gunshot detection solution in exchange for license fees. Our perpetual licenses and licenses to our indoor gunshot detection solution provide a right to use intellectual property that is functional in nature and has significant stand-alone functionality. Accordingly, for licenses of functional intellectual property, revenue is recognized at the point-in-time when control has been transferred to the customer, which occurs once the software has been made available to the customer.

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is 10 years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the 10-year expected term is complete. The balance of deferred revenue for activation fees was $4.8 million and $5.3 million as of December 31, 2023 and 2022, respectively, which combines current and long-term balances.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of software license revenue during the years ended December 31, 2023, 2022 and 2021 was $0.6 million, $0.5 million and $1.1 million, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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
December 31, 2023, 2022 and 2021

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis - In 2023 and 2022, we recorded assets for our money market accounts. In 2023, we recorded liabilities for a contingent consideration liability related to acquisitions at fair value on a recurring basis. Prior to the termination of the long-term incentive plan with one of our subsidiaries in May 2022, we recorded liabilities for the long-term incentive plan at fair value on a recurring basis.

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

Concentration of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consists principally of cash and cash equivalents and accounts receivables. All of our cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. Our cash and cash equivalent accounts may exceed federally insured limits at times. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring risk profiles and investment strategies of money market funds. We have not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, we evaluate the credit worthiness of our service provider partners and maintain an allowance for credit losses. The majority of our accounts receivable balance is due from our service provider partners in North America. We assess the concentrations of credit risk with respect to accounts receivables based on one industry and one geographic region and believe our reserve for uncollectible accounts is appropriate based on our history and this concentration.

Stock-Based Compensation

We compensate our executive officers, board of directors and employees with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense related to time-based restricted stock units based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. Our equity awards generally vest over five years and are settled in shares of our common stock. During 2023, 2022 and 2021, we recognized compensation expense of $47.3 million, $52.7 million and $38.7 million, respectively. During 2022 and 2021 we recognized an associated tax windfall benefit from stock-based awards of $2.0 million and $10.1 million, respectively. During 2023, we recognized a tax shortfall from stock-based awards of $0.5 million. We account for stock-based compensation arrangements with non-employees based upon the award’s grant date fair value. We estimate the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. In 2021 and years prior to 2021, we used the "simplified method" to calculate the expected term, which was presumed to be the mid-point between the vesting date and the end of the contractual term. Beginning upon the first grant of options in 2022, the expected term for options granted is estimated using our historical experience, including information related to options we have granted.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021

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

401(k) Defined Contribution Plan

We adopted the Alarm.com Holdings 401(k) Plan, or the Plan, on April 30, 2009. All of our employees are eligible to participate in the Plan. For the years ended December 31, 2023, 2022 and 2021, our discretionary match was 100% of employee contributions up to 10% of salary and up to a $5,000 maximum match. We recognized compensation expense of $7.2 million, $6.4 million and $5.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to our matching contributions.

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

For our 2023 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. Based on the results of our qualitative assessment, we determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount, including goodwill. Therefore, we concluded that there was no goodwill impairment as of October 1, 2023. Our assessment was performed as of October 1, 2023, and we have determined there has been no triggering events that resulted in goodwill impairment from our assessment date through December 31, 2023.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
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

For the years ended December 31, 2023 and 2022, we determined there were no impairments of our intangible assets with definite lives or other long-lived assets. For the year ended December 31, 2021, we determined there was an impairment of $0.1 million for an intangible asset acquired in 2014 related to customer relationships that no longer existed after December 31, 2021. There were no impairments of any other long-lived assets for the year ended December 31, 2021.

Advertising Costs

We expense advertising costs as incurred. Advertising costs totaled $2.9 million, $6.1 million and $9.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Advertising costs are included within sales and marketing expenses on our consolidated statements of operations.

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

Treasury Stock

We account for treasury stock under the cost method and present treasury stock, including any applicable commissions and fees, as a component of stockholders’ equity in the consolidated balance sheets and statements of equity. As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the consolidated balance sheets. Treasury stock held by us may be retired or reissued in the future.

Earnings per Share

Our basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Our diluted net income per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net income per share calculation, restricted stock units, options to purchase common stock and unvested shares issued upon the early exercise of options that are subject to repurchase are considered to be potential common stock. We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
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

Our redeemable noncontrolling interests are related to our 86% equity ownership interest in OpenEye and our 85% equity ownership interest in Noonlight. When calculating net income attributable to the common stockholders, net loss attributable to our redeemable noncontrolling interests should be excluded from net income. As a result, net income attributable to the common stockholders is equal to the net income less (i) dividends paid on unvested shares with any remaining earnings allocated in accordance with the bylaws between the outstanding common and preferred stock and (ii) net loss attributable to redeemable noncontrolling interests as of the end of each period.

Recent Accounting Pronouncements

Adopted

During the year ended December 31, 2023, we did not adopt any new accounting pronouncements.

Not Yet Adopted

On November 27, 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, "Segment Reporting (Topic 280),” which revises the disclosure requirements about a public entity’s reportable segments and a reportable segment’s expenses. This amendment requires a public entity to (i) disclose significant segment expense that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, (ii) disclose an amount for other segment items by reportable segment and a description of its composition and (iii) provide annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This amendment is required to be applied retrospectively to all prior periods presented. We are currently assessing the impact this pronouncement will have on our consolidated financial statement disclosures.

On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)," which requires additional annual disclosures regarding specific categories in the income tax rate reconciliation as well additional information for reconciling items that meet a quantitative threshold. This amendment also requires annual disclosures regarding the amount of income taxes paid, including income taxes paid disaggregated by (i) federal, state and foreign taxes as well as (ii) individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. Additionally, this amendment requires annual disclosures for income from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign as well as income tax expense (or benefit) disaggregated between federal, state and foreign. The amendment is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. This amendment should be applied on a prospective basis, but retrospective application is permitted. We are currently assessing the impact this pronouncement will have on our consolidated financial statement disclosures.

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

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the years ended December 31, 2023, 2022 and 2021.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
The changes in our contract assets are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning of period balance	$13,975	$4,520	$4,306
Commission costs and upfront payments to a customer capitalized in period	7,837	14,270	3,779
Reimbursement of previously capitalized upfront payments to customers	(6,774)	—	—
Amortization of contract assets	(5,939)	(4,815)	(3,565)
End of period balance	$9,099	$13,975	$4,520

On July 27, 2023, we received $6.9 million in cash related to the reimbursement of previously capitalized upfront payments to a customer. On the date of the payment, the $6.8 million unamortized portion of the contract asset balance was reduced to zero and the remaining amount of $0.1 million was recorded as an increase to SaaS and license revenue.

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning of period balance	$18,332	$14,837	$12,529
Revenue deferred and acquired in period	22,861	18,617	13,947
Revenue recognized from amounts included in contract liabilities	(18,308)	(15,122)	(11,639)
End of period balance	$22,885	$18,332	$14,837

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	December 31,
	2023	2022
Accounts receivable	$136,769	$128,669
Allowance for credit losses	(3,864)	(2,835)
Allowance for product returns	(2,279)	(1,551)
Accounts receivable, net	$130,626	$124,283

For the years ended December 31, 2023 and 2022, we recorded a provision for credit losses on our accounts receivable of $1.5 million and $1.2 million, respectively. For the year ended December 31, 2021, we recorded a reduction to the provision for credit losses on our accounts receivable of $0.8 million.

For the years ended December 31, 2023, 2022 and 2021, we recorded a $4.4 million, $4.7 million and $2.5 million reserve for product returns in our hardware and other revenue, respectively. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
Allowance for Credit Losses - Accounts Receivable

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(2,755)	$(80)	$(2,035)	$(133)
(Provision for) / recovery of expected credit losses	(1,399)	(109)	(1,199)	43
Write-offs	431	48	479	10
End of period balance	$(3,723)	$(141)	$(2,755)	$(80)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	December 31,
	2023	2022
Raw materials	$30,452	$38,098
Work-in-process	275	—
Finished goods	65,413	77,486
Total inventory	$96,140	$115,584

Inventory values include a write-down of $1.4 million during the year ended December 31, 2023, which is reflected in cost of hardware and other revenue within our consolidated statements of operations. The inventory write-down is the result of a lower of cost or net realizable value adjustment for finished goods.

Note 6. Property and Equipment, Net

Furniture, fixtures and office equipment, computer software and hardware, internal-use software, construction in progress, leasehold improvements and real property and improvements are recorded at cost and presented net of depreciation on the consolidated balance sheets. We record land at historical cost. Furniture, fixtures and office equipment and computer software and hardware are depreciated on a straight-line basis over lives ranging from three to five years. Internal-use software is amortized on a straight-line basis over a three-year period. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Real property is amortized on a straight-line basis over lives ranging from 15 to 39 years and the improvements related to real property are amortized on a straight-line basis over the shorter of the life of the underlying real property or the asset lives.

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2023	2022
Furniture, fixtures and office equipment	$9,839	$9,078
Computer software and hardware	34,913	32,560
Internal-use software	8,949	8,949
Construction in progress	3,581	1,864
Leasehold improvements	33,555	31,532
Real property and improvements	12,079	10,495
Land	22,693	22,502
Total property and equipment	125,609	116,980
Accumulated depreciation	(71,445)	(59,808)
Property and equipment, net	$54,164	$57,172

Depreciation expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021 was $11.2 million, $11.6 million and $10.4 million, respectively. Amortization expense related to internal-use software of zero, $0.6 million

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
and $2.0 million was included in those expenses for the years ended December 31, 2023, 2022 and 2021, respectively. We had no disposals and write-offs of property and equipment that impacted the consolidated statements of operations during the years ended December 31, 2023, 2022 and 2021.

Note 7. Acquisitions

Asset Acquisitions

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

In consideration for the purchase of the developed technology, we paid $4.2 million in cash in December 2021, with the remaining $0.9 million paid in June 2023. Additionally, we incurred $0.2 million in direct transaction costs related to legal fees during 2021 that were capitalized as a component of the consideration transferred. The combined $5.3 million consideration related to developed technology was recorded as an intangible asset at the time of the asset acquisition and is being amortized on a straight-line basis over an estimated useful life of seven years.

Acquisition of a Business – EBS

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

In consideration for the purchase of EBS, we paid $9.8 million in cash on January 18, 2023, after deducting $2.2 million related to agreed holdback provisions. An earn-out up to an additional $2.5 million is payable if certain performance targets are met, which was initially recorded at the acquisition date fair value of $2.0 million. The acquisition was accounted for as a business combination within our Alarm.com segment. The purchase price allocation was finalized during the third quarter of 2023. The overall impacts to our consolidated financial statements were not considered material for the year ended December 31, 2023.

Acquisition of a Business – Noonlight

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
December 31, 2023, 2022 and 2021

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
Redeemable Noncontrolling Interests

We have a redeemable noncontrolling interest related to our 85% equity ownership interest in Noonlight. The Noonlight stockholder agreement contains a put option that gives the minority Noonlight stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares and also contains a call option that gives us the right to purchase the remaining Noonlight shares from the minority Noonlight stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2026. This redeemable noncontrolling interest was recorded at fair value on September 23, 2022, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the consolidated balance sheets. The redemption value of the Noonlight noncontrolling interest was $6.8 million as of September 23, 2022 and $6.4 million as of December 31, 2023.

Business Combinations in Operations - Noonlight

The operations of the Noonlight business combination discussed above were included in the consolidated financial statements as of the acquisition date. The pro forma information as well as the revenue and net losses of the business combination were not material to the consolidated financial statements in the year of acquisition.

Note 8. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2022	$112,901	$—	$112,901
Goodwill acquired - initial measurement	37,907	—	37,907
Measurement period adjustment	(2,625)	—	(2,625)
Balance as of December 31, 2022	148,183	—	148,183
Goodwill acquired - initial measurement	7,200	—	7,200
Measurement period adjustment	(1,509)	—	(1,509)
Foreign currency translation adjustment	624	—	624
Balance as of December 31, 2023	$154,498	$—	$154,498

On January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS and initially recorded $7.2 million of goodwill in the Alarm.com segment. The 2023 measurement period adjustments related to the Noonlight and EBS working capital and tax adjustments during the year ended December 31, 2023. On September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight and initially recorded $37.9 million of goodwill in the Alarm.com segment. Additionally, during 2022, we recorded a measurement period adjustment related to the assessment of the net operating losses acquired, which resulted in us recording a decrease to goodwill of $2.6 million. There were no impairments of goodwill recorded during the years ended December 31, 2023, 2022 or 2021. As of December 31, 2023, the accumulated balance of goodwill impairments was $4.8 million, which is related to our acquisition of EnergyHub in 2013.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Total
Balance as of January 1, 2022	$59,426	$30,157	$1,823	$—	$91,406
Intangible assets acquired	—	9,335	150	—	9,485
Amortization	(11,904)	(5,939)	(590)	—	(18,433)
Balance as of December 31, 2022	47,522	33,553	1,383	—	82,458
Intangible assets acquired	2,395	11,583	537	—	14,515
Capitalized software development costs	—	—	—	882	882
Amortization	(10,623)	(7,962)	(703)	(3)	(19,291)
Balance as of December 31, 2023	$39,294	$37,174	$1,217	$879	$78,564

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
We recorded $19.3 million, $18.4 million and $17.1 million of amortization related to our intangible assets for the years ended December 31, 2023, 2022 and 2021, respectively. There were no impairments of long-lived intangible assets during the years ended December 31, 2023 and 2022. We determined there was an impairment of $0.1 million for the remaining value of an intangible asset in the Alarm.com segment that was acquired in 2014 related to customer relationships that no longer existed after December 31, 2021, which was included in other income / (expense), net in our consolidated statements of operations for the year ended December 31, 2021. During the year ended December 31, 2022, we wrote-off $0.7 million in fully amortized intangible assets in the Alarm.com segment that were acquired in 2014 related to customer relationships, developed technology, trade name and other intangible assets that no longer existed as of January 1, 2022.

The following tables reflect the weighted-average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(88,986)	$39,294	6.2
Developed technology	70,061	(32,887)	37,174	4.7
Trade name	4,474	(3,257)	1,217	2.6
Capitalized software development costs	882	(3)	879	3.3
Total intangible assets	$203,697	$(125,133)	$78,564	5.4

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$125,885	$(78,363)	$47,522	7.0
Developed technology	58,478	(24,925)	33,553	5.8
Trade name	3,937	(2,554)	1,383	2.4
Total intangible assets	$188,300	$(105,842)	$82,458	6.5

The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ended December 31,	Amortization
2024	$18,370
2025	17,575
2026	16,045
2027	13,787
2028	8,839
2029 and thereafter	3,948
Total future amortization expense	$78,564

Note 9. Other Assets

Loan to a Distribution Partner

In December 2022, we amended a subordinated credit agreement with the affiliated entity of one of our distribution partners. The amended subordinated credit agreement with the affiliated entity of the distribution partner matures on June 18, 2027 and interest on the outstanding principal balance accrues at a rate of 12.0% per annum and is payable in kind. Under the amended terms, the distribution partner paid us $1.0 million in paid-in-kind interest in December 2022. As of December 31, 2023 and 2022, $4.5 million and $4.0 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our consolidated balance sheets, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
For the years ended December 31, 2023, 2022 and 2021, we recognized $3.0 million, $2.7 million and $3.0 million of revenue from the distribution partner associated with these loans, respectively.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of December 31, 2023 and 2022, $1.0 million and $1.1 million of principal was outstanding from the service provider partner under the loan agreement, respectively.

For each of the years ended December 31, 2023, 2022 and 2021, we recognized $0.2 million of revenue from the service provider partner associated with this loan.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of December 31, 2023 and 2022, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the years ended December 31, 2023, 2022 and 2021, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of December 31, 2023 and 2022, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of December 31, 2023 and 2022, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of December 31, 2023 and 2022, our investment in the technology partner was $5.1 million.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021

Allowance for Credit Losses - Notes Receivable

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
	Loan Receivables	Loan Receivables	Hardware Financing Receivables
Beginning of period balance	$(2)	$(79)	$(1)
(Provision for) / recovery of expected credit losses	(3)	77	1
Write-offs	—	—	—
End of period balance	$(5)	$(2)	$—

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	December 31, 2023
Loan Receivables:	2023	2022	2021	2020	2019	Prior	Total
Current	$150	$1,500	$—	$1,039	$—	$4,524	$7,213
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$150	$1,500	$—	$1,039	$—	$4,524	$7,213

	December 31, 2022
Loan Receivables:	2022	2021	2020	2019	2018	Prior	Total
Current	$1,500	$—	$1,093	$1	$—	$4,015	$6,609
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$1,500	$—	$1,093	$1	$—	$4,015	$6,609

There were no notes receivable placed on nonaccrual status as of December 31, 2023 and 2022. During the years ended December 31, 2023, 2022 and 2021, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of December 31, 2023 and 2022, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of December 31, 2023 and 2022, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of December 31, 2023 and 2022, $14.6 million and $14.5 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021

Note 10. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts as of December 31, 2023	$679,734	$—	$—	$679,734
Money market accounts as of December 31, 2022	510,326	—	—	510,326

Liabilities:
Contingent consideration liability from acquisition as of December 31, 2023	$—	$—	$2,061	$2,061

The following table summarizes the change in fair value of the Level 3 liabilities with significant unobservable inputs (in thousands):

	Year Ended December 31,
	2023	2022	2021
	Contingent Consideration Liability from Acquisition	Subsidiary Long-Term Incentive Plan	Subsidiary Long-Term Incentive Plan
Beginning of period balance	$—	$3,351	$1,000
Acquired liabilities	1,993	—	—
Changes in fair value included in earnings	68	(247)	2,351
Reclassification to additional paid in capital upon modification	—	(3,104)	—
End of period balance	$2,061	$—	$3,351

As of December 31, 2023, $675.6 million of our money market accounts was included in cash and cash equivalents and $4.1 million was included in other assets in our consolidated balance sheets. As of December 31, 2022, $509.6 million of our money market accounts was included in cash and cash equivalents and $0.7 million was included in other assets in our consolidated balance sheets. Our money market accounts are valued using quoted prices in active markets. See Note 13 for the carrying amount and estimated fair value of the 2026 Notes as of December 31, 2023 and 2022.

We previously maintained a subsidiary long-term incentive plan and recorded a liability based on the potential cash payment contingent upon meeting certain financial milestones related to the agreement established with certain employees of one of our subsidiaries. This incentive plan was established in November 2017 and the amount of compensation awarded to employees depended on the fair market value of the subsidiary, which was determined in part by the subsidiary’s projected financial results. We accounted for the subsidiary long-term incentive plan using fair value and established liabilities for the future payments under the terms of the incentive plan based on estimating revenue, EBITDA and EBITDA margin of the subsidiary over the period of the incentive plan through the anticipated achievement of the milestones. We estimated the fair value of the liability by using a Monte Carlo simulation model which involves several Level 3 unobservable inputs. The significant unobservable inputs used in the valuation included a weighted average revenue volatility and the revenue risk adjustment. The revenue volatility was weighted using revenue volatility results from the subsidiary’s peer group as well as market transaction metrics. The revenue risk adjustment was calculated using capital structure allocations from the subsidiary’s peer group, market transaction metrics as well as United States Treasury yields.

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
December 31, 2023, 2022 and 2021
performance-based restricted stock units over the fair value of the subsidiary long-term incentive plan as of the modification date of the subsidiary long-term incentive plan.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of certain performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2025 and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2025, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the consolidated statements of operations. In 2023, the contingent consideration liability did not materially change from the acquisition date fair value of $2.0 million as there were minor changes in the expected probability of achievement for the performance targets. The unobservable inputs used in the valuation as of December 31, 2023 included a weighted average expected achievement percentage of 89.5%, weighted by the potential payout of the performance targets, including a range of 80.0% to 99.0%. The valuation also included a weighted average discount rate of 5.5%, which also represented the low and high range of the discount rates. Selecting another probability of expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into Level 3 or reclassifications between levels of the fair value hierarchy during the years ended December 31, 2023, 2022 and 2021.

Note 11. Leases

As of December 31, 2023, we leased office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2030. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. The lease term ends in 2026, includes a five-year renewal option and includes a cumulative tenant improvement allowance of $12.1 million as of December 31, 2023.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$11,484	$10,499	$9,692
Cash paid for amounts included in the measurement of operating lease liabilities	13,947	12,723	11,809
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	5,262	7,474	5,158

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term — operating leases	3.0 years	3.4 years
Weighted-average discount rate — operating leases	4.9%	3.9%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
2024	$13,736
2025	11,609
2026	6,962
2027	1,610
2028	925
2029 and thereafter	1,461
Total lease payments	36,303
Less: imputed interest(2)	3,792
Present value of lease liabilities	$32,511
_______________
(1)Operating lease payments exclude $5.1 million of legally binding minimum lease payments for leases executed but not yet commenced and do not include any options to extend lease terms that were reasonably certain of being exercised.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

Note 12. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$39,038	$53,121
Accrued expenses	21,559	17,539
Income taxes payable	42,501	43,576
Holdback liability from business combinations and asset acquisitions	7,340	—
Other current liabilities	14,037	5,421
Accounts payable, accrued expenses and other current liabilities	$124,475	$119,657

The components of other liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Holdback liability from business combination	$—	$4,560
Contingent consideration liability from acquisition	2,061	—
Other liabilities	10,636	8,490
Other liabilities	$12,697	$13,050

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
December 31, 2023, 2022 and 2021
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

As discussed in Note 2, we adopted ASU 2020-06 effective January 1, 2022, using a modified retrospective adoption method. Prior to the adoption of the standard, the 2026 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component was recorded in additional paid-in capital and was not remeasured as it continued to meet the conditions for equity classification. The debt discount for conversion option, debt issuance costs and net carrying amount of the equity component was $77.2 million, $2.4 million and $74.8 million, respectively, as of December 31, 2021. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 4.0%.

Prior to the adoption of ASU 2020-06, the difference between the book and tax treatment of the debt discount and debt issuance costs of the 2026 Notes resulted in a difference between the carrying amount and tax basis of the 2026 Notes. This

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
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

As of December 31, 2023 and 2022, the fair value of our 2026 Notes was $444.8 million and $411.5 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $64.62 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of December 31, 2023.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	December 31, 2023	December 31, 2022
Principal	$500,000	$500,000
Unamortized debt issuance costs	(6,485)	(9,630)
Net carrying amount	$493,515	$490,370

Interest expense related to the 2026 Notes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization of debt discount	$—	$—	$13,678
Amortization of debt issuance costs	3,145	3,126	2,139
Total interest expense	$3,145	$3,126	$15,817

Acquired Debt - EBS

On January 18, 2023, one of our wholly-owned subsidiaries acquired 100% of the issued and outstanding shares of capital stock of EBS. As part of this acquisition we acquired $2.9 million of outstanding debt, which had decreased to zero as of December 31, 2023.

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

Legal Proceedings

On June 2, 2015, Vivint, Inc., or Vivint, filed a lawsuit against us in U.S. District Court, District of Utah, alleging that our technology directly and indirectly infringes six patents that Vivint purchased. On October 27, 2022, we filed a demand for arbitration of a dispute arising under the Patent Cross License Agreement between Alarm.com and Vivint executed in November 2013. Vivint had stopped paying license fees to Alarm.com under the agreement. As a result of Vivint’s refusal to pay license fees under the agreement, which began during the fourth quarter of 2022, SaaS and license revenue and total revenue through December 31, 2023 were lower by approximately $6.0 million on a quarterly basis. Quarterly earnings and cash flow through December 31, 2023 were also impacted by the aforementioned $6.0 million, plus additional legal fees.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
We also filed a lawsuit against Vivint on January 4, 2023 in U.S. District Court, Eastern District of Texas, alleging that Vivint infringed 15 of our patents. On March 8, 2023, Vivint filed counterclaims in the action alleging that Alarm.com’s products and services directly and indirectly infringed 14 patents owned by Vivint. Most of Vivint’s counterclaims also named our service provider ADT LLC as a defendant.

On December 21, 2023, Alarm.com and Vivint agreed to settle all outstanding litigation between the parties and to enter into a long-term intellectual property license agreement under which Alarm.com will license to Vivint its intellectual property portfolio.

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. Three of the asserted patents are in ex parte reexamination proceedings at the PTO, and ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the U.S. Patent Trial and Appeal Board, or PTAB, in an inter partes review, and the parties expect that all claims of that patent will be canceled because EcoFactor's appeal of that PTAB decision was dismissed. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of PTAB and other proceedings involving the asserted patents, and the parties filed a joint status report on January 2, 2024.

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

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. On February 16, 2023, the ITC issued a final decision in favor of Alarm.com and EnergyHub. Causam filed an appeal of the ITC decision on April 14, 2023. Causam did not appeal the ITC decision with respect to Alarm.com and EnergyHub.

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

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we incurred costs associated with the indemnification of our service provider ADT, LLC.

On February 25, 2021, Vivint filed a lawsuit against ADT LLC a/k/a ADT LLC of Delaware d/b/a ADT Security Services in U.S. District Court, District of Utah, alleging that ADT Pulse, Control, and Blue each infringe one or more patents owned by Vivint. Vivint is seeking damages and attorneys’ fees. Vivint filed a second amended complaint on March 8, 2022. Pursuant to the December 21, 2023 settlement agreement between Alarm.com and Vivint, the allegations regarding ADT Pulse and Control will be dismissed, ending Alarm.com’s indemnification obligations in this matter.

We also incurred costs associated with the indemnification of our service provider Monitronics International, Inc. d/b/a Brinks in patent infringement suits. On November 4, 2022, January 13, 2023 and April 18, 2023, IOT Innovations LLC, or IOT, sued

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
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

We also incur costs associated with the indemnification of our service provider, Central Security Group – Nationwide, Inc. (d/b/a Alert 360), or CSG, in an ongoing patent litigation. In 2018, Ubiquitous Connectivity, LP, or Ubiquitous, brought suit against CSG in U.S. District Court, Northern District of Oklahoma, alleging infringement of two US patents. The case was stayed by agreement of the parties for several years while the patents in suit were challenged before the PTAB. In January 2021, the PTAB deemed 42 out of 46 claims of the two asserted patents unpatentable. Ubiquitous appealed a portion of the PTAB’s findings to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the PTAB’s ruling on August 8, 2023. As a result, only four patent claims remain at issue and the Northern District of Oklahoma case is no longer stayed. A claim construction hearing is scheduled for December 12, 2024. A hearing on dispositive motions, including for summary judgment, is scheduled for April 15, 2026. A trial is scheduled for June 22, 2026.

Should Ubiquitous prevail on its infringement claims, we could be required to indemnify CSG for damages in the form of a reasonable royalty or of Ubiquitous’s lost profits. CSG could be enjoined from making, using, and selling our solution if a license or other right to continue selling our technology is not made available or if we are unable to design around such patents, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. The outcome of these legal claims cannot be predicted with certainty. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

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

Common and Preferred Stock

As of December 31, 2023 and 2022, there were 51,888,838 and 50,985,454 shares of common stock issued, and 49,868,175 and 49,452,709 shares of common stock outstanding, respectively. As of December 31, 2023 and 2022, there were no preferred shares issued and outstanding. Each outstanding share of common stock is entitled to one vote per share.

Stock Repurchase Programs

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. On February 15, 2023, our board of directors authorized the cancellation of the balance under the stock repurchase program ending December 3, 2023 and also authorized a stock repurchase program, effective February 23, 2023 under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021

During the years ended December 31, 2023 and 2022, we repurchased 487,918 and 1,385,592 shares of our common stock under these programs for $27.3 million and $78.8 million, respectively, which includes applicable commissions and fees. We did not repurchase any shares of our common stock under these programs in 2021. As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2015 Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $2.6 million and $4.5 million of tax withholdings related to vesting of restricted stock units during the years ended December 31, 2023 and 2021, respectively. No tax withholdings related to the vesting of restricted stock units were paid during the year ended December 31, 2022. We also utilize the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Note 15. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of hardware and other revenue	$5	$—	$—
Sales and marketing	3,522	4,342	4,432
General and administrative	13,028	15,037	9,941
Research and development	30,728	33,275	24,321
Total stock-based compensation expense	$47,283	$52,654	$38,694

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$4,166	$3,654	$3,707
Restricted stock units	42,924	48,798	34,799
Employee stock purchase plan	193	202	188
Total stock-based compensation expense	$47,283	$52,654	$38,694
Tax (shortfall) / windfall benefit from stock-based awards	$(508)	$2,022	$10,063

2015 Equity Incentive Plan

We issue stock options pursuant to our 2015 Plan. The 2015 Plan allows for the grant of stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or RSUs, performance-based stock awards, and other forms of equity compensation to our employees, directors and non-employee directors.

In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan, or the 2009 Plan. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 each year, for a period of not more than 10 years, commencing on January 1, 2016 through January 1, 2024, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of December 31, 2023, 9,526,427 shares remained available for future grant under the 2015 Plan. In December 2023, our board of directors determined that the January 1, 2024 increase in the number of shares reserved for

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
issuance under the 2015 Plan would be 5.0% of the total number of shares of common stock outstanding on December 31, 2023, or 2,493,408 shares. In November 2022, our board of directors determined that the January 1, 2023 increase in the number of shares reserved for issuance under the 2015 Plan would be 5.0% of the total number of shares of common stock outstanding on December 31, 2022, or 2,472,635 shares. In December 2021, our board of directors determined that the January 1, 2022 increase in the number of shares reserved for issuance under the 2015 Plan would be 5.0% of the total number of shares of common stock outstanding on December 31, 2021, or 2,512,972 shares.

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

Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were no unvested shares of common stock outstanding subject to our right of repurchase as of December 31, 2023 and 2022. We did not repurchase any unvested shares of common stock related to early exercised stock options in connection with employee terminations during the years ended December 31, 2023, 2022 and 2021. There were no proceeds from the early exercise of the unvested stock options reflected in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets as of December 31, 2023 and 2022.

We account for stock-based compensation options based on the fair value of the award as of the grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

We value our stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options. In 2021 and years prior to 2021, we used the "simplified method" to calculate the expected term, which was presumed to be the mid-point between the vesting date and the end of the contractual term. Beginning upon the first grant of options in 2022, the expected term for options granted is estimated using our historical experience, including information related to options we have granted. The expected volatility for options granted is based on historical volatilities of our stock over the estimated expected term of the stock options.

There were 237,400, 184,500 and 143,700 stock options granted during the years ended December 31, 2023, 2022 and 2021, respectively. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is 0%.

The following table summarizes the assumptions used for estimating the fair value of stock options granted:

Year Ended December 31,
	2023	2022	2021
Volatility	40.9 - 41.9%	40.2 - 41.8%	41.8 - 42.6%
Expected term	5.4 - 5.6 years	5.2 - 5.3 years	6.2 - 6.7 years
Risk-free interest rate	3.3 - 4.4%	2.9 - 3.9%	1.0 - 1.2%
Dividend rate	—%	—%	—%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	1,186,651	$40.60	5.6	$18,309
Granted	237,400	52.56
Exercised	(140,952)	13.87		5,595
Forfeited	(11,571)	38.57
Expired	(750)	4.00
Outstanding as of December 31, 2023	1,270,778	$45.84	5.9	$26,360
Vested and expected to vest as of December 31, 2023	1,270,778	$45.84	5.9	$26,360
Exercisable as of December 31, 2023	743,664	$36.94	4.2	$21,590

The weighted average grant date fair value for our stock options granted during the years ended December 31, 2023, 2022 and 2021 was $23.01, $24.68 and $36.63, respectively. The total fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $3.3 million, $3.3 million and $3.4 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $5.6 million, $5.7 million and $21.9 million, respectively. As of December 31, 2023, the total compensation cost related to nonvested awards not yet recognized was $6.8 million, which will be recognized over a weighted average period of 2.7 years. Cash received from exercises of stock options was $2.0 million, $2.5 million and $4.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
Restricted Stock Units

There was an aggregate of 558,747, 1,123,076 and 837,576 RSUs without performance conditions granted to certain of our employees and directors during the years ended December 31, 2023, 2022 and 2021, respectively. There were no RSUs with performance conditions granted during the year ended December 31, 2023. There was an aggregate of 168,223 and 120,314 RSUs with performance conditions granted to certain of our employees during the years ended December 31, 2022 and 2021, respectively. The time-based RSUs vest over a five-year period from the vesting commencement date, which is generally the grant date. The performance-based RSUs vest when the related performance conditions are met. Vested RSUs include the amount of shares withheld to satisfy tax withholding requirements to be paid by us on behalf of our employees, when applicable. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense for time-based RSUs using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The condition for vesting of the RSUs is based on continued employment. We recognize stock-based compensation expense for performance-based RSUs based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. As of December 31, 2023, the total unrecognized compensation expense related to RSUs without performance conditions was $63.1 million, which is expected to be recognized over a weighted average period of 2.4 years. As of December 31, 2023, the total unrecognized compensation expense related to RSUs with performance conditions was $6.8 million, which is expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes RSU activity:

	RSUs without Performance Conditions			RSUs with Performance Conditions
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,267,854	$65.67	$112,213	294,922	$73.94	$14,593
Granted	558,747	55.40		—	—
Vested	(722,979)	62.72	39,328	(48,406)	65.52	2,556
Forfeited	(143,941)	66.76		(28,322)	81.18
Outstanding as of December 31, 2023	1,959,681	$63.75	$126,635	218,194	$74.86	$14,100
Vested and expected to vest as of December 31, 2023	1,959,681	$63.75	$126,635	206,047	$74.12	$13,315

The weighted average grant date fair value for our RSUs without performance conditions granted during the years ended December 31, 2023, 2022 and 2021 was $55.40, $63.76 and $86.35, respectively. The weighted average grant date fair value for our RSUs with performance conditions granted during the years ended December 31, 2022 and 2021 was $71.64 and $87.53, respectively. The total fair value of RSUs without performance conditions vested during the years ended December 31, 2023, 2022 and 2021 was $45.3 million, $24.3 million and $20.9 million, respectively. The total fair value of RSUs with performance conditions vested during the years ended December 31, 2023, 2022 and 2021 was $3.2 million, zero and $1.1 million, respectively.

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of December 31, 2023, 1,895,990 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP is the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. There was no increase to the number of shares of common stock reserved for issuance under the 2015 ESPP in any of 2021, 2022 or 2023 nor will the number of shares be increased in 2024. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. An aggregate of 33,639, 24,994 and 19,628 shares were purchased by employees for the years ended December 31, 2023, 2022 and 2021, respectively, for which we recognized $0.2 million of compensation

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
expense during each of those years. Compensation expense is recognized for the amount of the discount, net of actual forfeitures and voluntary withdrawals, over the six-month purchase period.

Note 16. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
Numerator:	2023	2022	2021
Net income	$80,340	$55,631	$51,175
Net loss attributable to redeemable noncontrolling interests	703	707	1,084
Net income attributable to common stockholders - basic (A)	81,043	56,338	52,259
Add back interest expense, net of tax, attributable to convertible senior notes	2,367	2,352	—
Net income attributable to common stockholders - diluted (B)	$83,410	$58,690	$52,259
Denominator:
Weighted average common shares outstanding — basic (C)	49,818,448	49,926,236	49,869,857
Dilutive effect of convertible senior notes, stock options and restricted stock units	4,806,986	5,006,521	2,050,045
Weighted average common shares outstanding — diluted (D)	54,625,434	54,932,757	51,919,902
Net income per share:
Basic (A/C)	$1.63	$1.13	$1.05
Diluted (B/D)	$1.53	$1.07	$1.01

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Stock options	626,976	393,042	142,660
Restricted stock units	255,325	242,842	11,630

Our redeemable noncontrolling interests relate to our 86% equity ownership interest in OpenEye, and our 85% equity ownership interest in Noonlight. See Note 2 for details on the put options and call options contained in the OpenEye and Noonlight stockholder agreements.

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

Upon adoption of ASU 2020-06 on January 1, 2022, we began using the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the years ended December 31, 2023 and 2022. Additionally, we included $2.4 million of debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for each of the years ended December 31, 2023 and 2022. We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
Note 17. Significant Service Providers and Distributors

During the years ended December 31, 2023, 2022 and 2021, our 10 largest revenue service provider partners or distributors accounted for 50%, 49% and 47% of our consolidated revenue, respectively. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the years ended December 31, 2023, 2022 and 2021.

One of our service provider partners in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2023. Two of our service provider partners in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2022.

Note 18. Income Taxes

The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$97,453	$56,531	$46,019
Foreign	372	62	50
Total	$97,825	$56,593	$46,069

The components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$51,923	$44,591	$2,678
State	11,577	10,730	1,437
Foreign	1,715	680	894
Total Current	65,215	56,001	5,009
Deferred
Federal	(40,519)	(45,609)	(9,295)
State	(6,986)	(9,271)	(820)
Foreign	(225)	(159)	—
Total Deferred	(47,730)	(55,039)	(10,115)
Total	$17,485	$962	$(5,106)

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
The difference between the income tax expense at the federal statutory rate and income tax expense in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income tax expense, net of federal benefits	3.0	1.0	(1.0)
Foreign tax rate differential	0.1	—	—
Nondeductible meals and entertainment	0.2	0.9	0.5
Foreign-derived intangible income deduction	(4.4)	(7.0)	(1.7)
Valuation allowance	0.7	0.4	1.1
Research and development tax credits	(7.2)	(16.5)	(17.7)
Tax shortfall / (windfall benefits)	0.4	(3.0)	(18.8)
Foreign withholding tax	1.3	1.2	1.9
Nondeductible compensation	1.0	1.8	1.9
Income tax underpayment interest, net of tax benefit	1.1	0.7	—
Other	0.7	1.2	1.7
Effective rate	17.9%	1.7%	(11.1)%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
The components of our net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets, non-current
Provision for credit losses on accounts receivable	$1,500	$1,073
Depreciation	401	445
Accrued expenses	6,324	5,288
Deferred revenue	2,681	2,274
Operating lease liabilities	8,107	9,757
Stock-based compensation	21,040	22,191
Acquisition costs	2,107	2,363
Inventory reserve	529	654
Net operating losses	2,600	3,492
Tax credits	3,535	3,085
Capitalized research and development expenditures	99,799	53,901
Other	2,873	786
Total deferred tax assets, non-current prior to valuation allowance	151,496	105,309
Valuation allowance	(3,754)	(2,591)
Total deferred tax assets, non-current, net of valuation allowance	147,742	102,718
Deferred tax liabilities, non-current
Intangible assets and prepaid patent licenses	(3,552)	(4,354)
Operating lease right-of-use assets	(5,983)	(7,134)
Depreciation	(4,267)	(5,828)
Sales commissions	(1,477)	(1,138)
Equity investments	(161)	(79)
Other deferred tax liabilities	(487)	—
Total deferred tax liabilities, non-current	(15,927)	(18,533)
Net deferred tax assets, non-current	$131,815	$84,185

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest expense) is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$7,596	$5,541	$4,228
Additions based on tax positions of the current year	1,589	1,881	1,526
Additions based on tax positions of prior year	204	225	15
Decreases based on tax positions of prior year	(205)	(51)	(10)
Decreases due to lapse of applicable statute of limitations	(121)	—	(218)
Ending balance	$9,063	$7,596	$5,541

Our effective income tax rates were 17.9%, 1.7% and (11.1)% for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, the effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by the impact of state taxes, foreign withholding taxes, federal estimated tax payment interest expense, other nondeductible expenses and a stock-based compensation tax shortfall. For the years ended December 31, 2022 and 2021, the effective tax rates were below the 21.0% statutory rate primarily due to research and development tax credits claimed, foreign derived intangible income deductions and tax windfall benefits from employee stock-based payment transactions, partially offset by the impact of nondeductible expenses, foreign withholding taxes and state taxes.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards and net deferred tax assets of our EBS subsidiary were $3.8 million, $2.6 million and $1.9 million as of December 31, 2023, 2022 and 2021, respectively.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability of $1.5 million, $2.1 million and $1.4 million primarily for research and development tax credits claimed during the years ended December 31, 2023, 2022 and 2021, respectively. We believe it is reasonably possible within the next 12 months that a decrease of up to $2.5 million in unrecognized tax benefits may be recognized as a result of a lapse of the statute of limitations.

Our unrecognized tax benefits as of December 31, 2023 and 2022 includes unrecognized tax benefits of $8.9 million and $7.4 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate.

As of December 31, 2023 and 2022, our consolidated balance sheets included a $0.8 million and $0.3 million accrual for total interest expense related to unrecognized tax benefits, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of December 31, 2023, we had gross U.S. federal net operating loss carryforwards of $10.0 million, which will begin to expire in 2031, Canadian federal net operating loss carryforwards of $0.4 million, which are scheduled to begin to expire in 2034 and Polish federal net operating loss carryforwards of $0.7 million, which are scheduled to begin to expire in 2025. As of December 31, 2023, we had state net operating loss carryforwards of $5.5 million, which will begin to expire in 2031. As of December 31, 2023, we had less than $0.1 million of federal research and development tax credit carryforwards that will begin to expire in 2041. As of December 31, 2023, we had state research and development tax credit carryforwards of $4.0 million, which will begin to expire in 2030. The federal net operating loss carryforward arose in connection with the 2013 acquisition of EnergyHub and the 2022 acquisition of Noonlight. Utilization of the acquired EnergyHub and Noonlight net operating loss carryforwards may be subject to annual limitations due to ownership change limitations as provided by the Internal Revenue Code of 1986, as amended.

Our tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. On October 13, 2021, the Internal Revenue Service commenced an examination of our federal income tax return for 2018 and on August 12, 2022, the Internal Revenue Service expanded the examination to include our federal income tax return for 2019. On January 25, 2024, the Internal Revenue Service notified us that the income tax examination of our 2018 and 2019 federal income tax returns has been closed. As a result, we expect to pay approximately $1.5 million in additional federal taxes and recognize an income tax benefit of approximately $0.9 million during the three months ending March 31, 2024.

As of December 31, 2023, we did not have material undistributed foreign earnings. We have not recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.

In August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions became effective on January 1, 2023 and the provisions did not have a material impact on our financial condition or results of operations as of December 31, 2023.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 93%, 94% and 95% of our revenue, net of intersegment eliminations, for the years ended

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021
December 31, 2023, 2022 and 2021, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Year Ended December 31, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$514,673	$54,527	$—	$—	$569,200
Hardware and other revenue	309,778	6,501	(3,201)	(596)	312,482
Total revenue	824,451	61,028	(3,201)	(596)	881,682
Operating income / (loss)	74,562	(12,168)	4,017	418	66,829
Assets	1,477,674	73,621	(111,725)	(7)	1,439,563

	Year Ended December 31, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$478,134	$42,243	$—	$—	$520,377
Hardware and other revenue	317,937	9,097	(4,067)	(785)	322,182
Total revenue	796,071	51,340	(4,067)	(785)	842,559
Operating income / (loss)	66,744	(16,255)	417	131	51,037
Assets	1,366,343	53,927	(90,929)	34	1,329,375

	Year Ended December 31, 2021
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$426,823	$33,549	$—	$—	$460,372
Hardware and other revenue	284,721	9,275	(3,089)	(2,310)	288,597
Total revenue	711,544	42,824	(3,089)	(2,310)	748,969
Operating income / (loss)	70,646	(9,590)	766	(250)	61,572

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $23.2 million, $26.8 million and $32.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2023, 2022 and 2021.

Amortization and depreciation expense was $30.3 million, $29.6 million and $29.3 million for the Alarm.com segment for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization and depreciation expense was $1.1 million, $1.2 million and $0.4 million for the Other segment for the years ended December 31, 2023, 2022 and 2021, respectively. Additions to property and equipment were $8.9 million, $28.4 million and $9.7 million for the Alarm.com segment for the years ended December 31, 2023, 2022 and 2021, respectively. Additions to property and equipment were $0.2 million, $0.3 million and $0.5 million for the Other segment for the years ended December 31, 2023, 2022 and 2021, respectively.

We derived substantially all revenue from North America for the years ended December 31, 2023, 2022 and 2021. Substantially all of our long-lived assets were in North America as of December 31, 2023 and 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2023, 2022 and 2021

Note 20. Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly consolidated statement of operations data for each of our eight most recently completed quarters. In the opinion of management, the information for each of these quarters has been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of financial information in accordance with GAAP. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. Additionally, increases in freight shipment and inventory component costs resulted in an increase to our cost of hardware revenue during portions of 2022.

Information about current and prior period acquisitions that may affect the comparability of the selected financial information presented below is included in Note 7, and information about current and prior period legal matters that may affect the comparability of the selected financial information presented below is included in Note 13. The selected consolidated statements of operation data in amounts are presented below (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2022	June 30, 2022	Sept. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	June 30, 2023	Sept. 30, 2023	Dec. 31, 2023
Total revenue	$205,437	$212,845	$216,138	$208,139	$209,716	$223,875	$221,854	$226,237
Total cost of revenue	90,087	87,336	85,586	79,572	76,172	86,367	81,405	81,215

Net income	8,903	10,828	18,110	17,790	14,207	15,611	19,351	31,171
Net income attributable to common stockholders	9,079	10,842	18,332	18,085	14,416	15,799	19,524	31,304
Net income per share attributable to common stockholders
Basic	$0.18	$0.22	$0.37	$0.36	$0.29	$0.32	$0.39	$0.63
Diluted	$0.18	$0.21	$0.35	$0.34	$0.28	$0.30	$0.37	$0.58

Schedule II – Valuation and Qualifying Accounts and Reserves

Alarm.com Holdings, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2023
Allowance for credit losses on accounts receivable	$2,835	$—	$1,508	$(479)	$3,864
Allowance for product returns	1,551	4,399	—	(3,671)	2,279
Allowance for credit losses on notes receivable	2	—	3	—	5
Deferred tax valuation allowance	2,591	—	2,204	(1,041)	3,754
Year Ended December 31, 2022
Allowance for credit losses on accounts receivable	$2,168	$—	$1,156	$(489)	$2,835
Allowance for product returns	1,181	4,746	—	(4,376)	1,551
Allowance for credit losses on notes receivable	80	—	(78)	—	2
Deferred tax valuation allowance	2,209	—	1,337	(955)	2,591
Year Ended December 31, 2021
Allowance for credit losses on accounts receivable	$4,696	$—	$(775)	$(1,753)	$2,168
Allowance for product returns	1,480	2,494	—	(2,793)	1,181
Allowance for credit losses on notes receivable	89	—	(9)	—	80
Deferred tax valuation allowance	1,568	—	641	—	2,209

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2023. The report of PricewaterhouseCoopers LLP is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

On January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS. In accordance with guidance issued by the Securities and Exchange Commission, management's assessment of the effectiveness of our internal control over financial reporting excluded the internal control activities of EBS, which is included in our December 31, 2023 consolidated financial statements, for which EBS represented 1% of total assets and 1% of total revenue of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2023, the following directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

Name and Title	Action	Total Number of Shares to be Sold Pursuant to the Trading Arrangement	Adoption Date	Expiration Date
Daniel Kerzner, President, Platforms Business	Adoption	Sale of up to 28,433 shares of common stock	November 15, 2023	March 14, 2025

During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

We will file a definitive Proxy Statement for our Annual Meeting, or our 2024 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of our 2024 Proxy Statement under the captions "Information Regarding Committees of the Board of Directors," "Election of Directors" and "Executive Officers."

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of our 2024 Proxy Statement under the captions "Executive Compensation" (other than the information appearing under the heading “Pay Versus Performance”), "Director Compensation" and “Information Regarding Committees of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of our 2024 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of our 2024 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section of our 2024 Proxy Statement under the caption "Principal Accountant Fees and Services" and “Pre-Approval Policies and Procedures.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

    (1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm
    (2) Consolidated Financial Statement Schedule
    (3) Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated as of June 23, 2016	8-K	001-37461	2.1	June 23, 2016
2.2	Amendment No. 1 to Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated November 15, 2016	8-K	001-37461	2.1	November 16, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	June 10, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37461	3.1	March 16, 2023
4.1	Indenture, dated as of January 20, 2021, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37461	4.1	January 20, 2021
4.2	Form of Global Note, representing Alarm.com Holdings, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-37461	4.2	January 20, 2021
4.3	Form of Common Stock Certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.4	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
4.5	Description of Securities Registered Pursuant To Section 12 of the Securities Exchange Act of 1934, As Amended	10-K	001-37461	4.5	February 24, 2022
10.1	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.2	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015	10-Q	001-37461	10.1	August 15, 2016
10.3	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015	10-Q	001-37461	10.2	August 15, 2016
10.4	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016	10-Q	001-37461	10.3	August 15, 2016
10.5	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016	10-Q	001-37461	10.3	November 14, 2016
10.6	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017	10-K	001-37461	10.7	March 16, 2017
10.7	Sixth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated October 10, 2018	10-K	001-37461	10.8	March 1, 2019
10.8	Seventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated May 16, 2019	10-Q	001-37461	10.1	August 9, 2019
10.9	Eighth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated July 17, 2019	10-Q	001-37461	10.2	August 9, 2019

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.10	Ninth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated March 12, 2020	10-Q	001-37461	10.1	May 7, 2020
10.11	Tenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 17, 2020	10-K	001-37461	10.11	February 25, 2021
10.12	Eleventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 21, 2021	10-K	001-37461	10.12	February 24, 2022
10.13	Twelfth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated January 12, 2022	10-K	001-37461	10.13	February 24, 2022
10.14	Thirteenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated July 26, 2023	10-Q	001-37461	10.1	November 9, 2023
10.15†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.16†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.17†	Form of Option Grant Package under 2015 Equity Incentive Plan	10-Q	001-37461	10.1	May 5, 2022
10.18†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	10-Q	001-37461	10.2	May 5, 2022
10.19†	Form of Early Exercise Restricted Stock Purchase Agreement	10-K	001-37461	10.7	February 29, 2016
10.20†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.21†	Alarm.com Holdings, Inc. Executive Bonus Plan	10-Q	001-37461	10.1	May 9, 2019
10.22†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 11, 2015
10.23†	Offer Letter by and between the Registrant and Steve Valenzuela dated October 12, 2016	8-K	001-37461	10.1	November 14, 2016
10.24^	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016	10-Q	001-37461	10.2	November 14, 2016
10.25	Class Action Settlement Agreement by and between Alarm.com Holdings, Inc., Alarm.com Incorporated, Abante Rooter and Plumbing, Inc., Mark Hankins and Philip J. Charvat, individually and on behalf of all others similarly situated	10-K	001-37461	10.27	March 1, 2019
10.26^	First Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of December 9, 2019	10-K	001-37461	10.23	February 26, 2020
10.27	Indemnity Agreement by and between Alarm.com Holdings, Inc. and Simone Wu	10-K	001-37461	10.24	February 26, 2020
10.28^	Second Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of November 4, 2020	10-K	001-37461	10.27	February 25, 2021
10.29^	Third Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of July 1, 2021	10-Q	001-37461	10.1	November 4, 2021
10.30	Fourth Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of September 27, 2023	10-Q	001-37461	10.2	November 9, 2023
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*†	Alarm.com Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
* Filed herewith.
** Furnished herewith.
† Indicates management contract or compensatory plan or arrangement.
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

Alarm.com Holdings, Inc.

Date:	February 22, 2024	By:	/s/ Stephen Trundle
Stephen Trundle
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Trundle	Chief Executive Officer	February 22, 2024
Stephen Trundle	(Principal Executive Officer)

/s/ Steve Valenzuela	Chief Financial Officer	February 22, 2024
Steve Valenzuela	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy McAdam	Chairman of the Board of Directors	February 22, 2024
Timothy McAdam

/s/ Donald Clarke	Director	February 22, 2024
Donald Clarke

/s/ Rear Admiral Stephen Evans	Director	February 22, 2024
Rear Admiral (Ret.) Stephen Evans

/s/ Darius G. Nevin	Director	February 22, 2024
Darius G. Nevin

/s/ Timothy J. Whall	Director	February 22, 2024
Timothy J. Whall

/s/ Simone Wu	Director	February 22, 2024
Simone Wu