Form 10-Q
period 2024-03-31
Alarm.com Holdings, Inc.
filed 2024-05-10
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 2, 2024, there were 50,188,716 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
SaaS and license revenue	$150,344	$135,394
Hardware and other revenue	72,939	74,322
Total revenue	223,283	209,716
Cost of revenue(1):
Cost of SaaS and license revenue	20,428	19,583
Cost of hardware and other revenue	56,087	56,589
Total cost of revenue	76,515	76,172
Operating expenses:
Sales and marketing	25,454	26,645
General and administrative	29,296	28,499
Research and development	65,956	61,908
Amortization and depreciation	7,337	7,673
Total operating expenses	128,043	124,725
Operating income	18,725	8,819
Interest expense	(796)	(868)
Interest income	8,540	5,182
Other expense, net	(318)	(148)
Income before income taxes	26,151	12,985
Provision for / (benefit from) income taxes	2,747	(1,222)
Net income	23,404	14,207
Net loss attributable to redeemable noncontrolling interests	191	209
Net income attributable to common stockholders	$23,595	$14,416

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.47	$0.29
Diluted	$0.44	$0.28
Weighted average common shares outstanding:
Basic	49,963,265	49,584,890
Diluted	55,047,087	54,296,321
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$23,404	$14,207
Other comprehensive (loss) / income
Foreign currency translation adjustment	(147)	170
Total other comprehensive (loss) / income	(147)	170
Comprehensive income	23,257	14,377
Comprehensive loss attributable to redeemable noncontrolling interests	191	209
Comprehensive income attributable to common stockholders	$23,448	$14,586

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$747,877	$696,983
Accounts receivable, net of allowance for credit losses of $4,054 and $3,864, and net of allowance for product returns of $2,595 and $2,279 as of March 31, 2024 and December 31, 2023, respectively	128,451	130,626
Inventory	85,723	96,140
Other current assets, net	35,812	33,031
Total current assets	997,863	956,780
Property and equipment, net	55,365	54,164
Intangible assets, net	74,358	78,564
Goodwill	154,433	154,498
Deferred tax assets	145,258	131,815
Operating lease right-of-use assets	24,324	24,242
Other assets, net of allowance for credit losses of $4,003 and $5 as of March 31, 2024 and December 31, 2023, respectively	35,381	39,500
Total assets	$1,486,982	$1,439,563
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$137,551	$124,475
Accrued compensation	20,418	28,626
Deferred revenue	11,125	10,193
Operating lease liabilities	12,101	12,043
Total current liabilities	181,195	175,337
Deferred revenue	13,087	12,692
Convertible senior notes, net	494,305	493,515
Operating lease liabilities	20,886	20,468
Other liabilities	11,703	12,697
Total liabilities	721,176	714,709
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	37,712	36,308
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 52,113,344 and 51,888,838 shares issued; and 50,092,681 and 49,868,175 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	521	519
Additional paid-in capital	547,832	531,734
Treasury stock, at cost; 2,020,663 shares as of March 31, 2024 and December 31, 2023	(111,291)	(111,291)
Accumulated other comprehensive income	1,251	1,398
Retained earnings	289,781	266,186
Total stockholders’ equity	728,094	688,546
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,486,982	$1,439,563

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows from / (used in) operating activities:	2024	2023
Net income	$23,404	$14,207
Adjustments to reconcile net income to net cash flows from / (used in) operating activities:
Provision for credit losses on accounts receivable	254	540
Reserve for product returns	1,149	1,151
Provision for credit losses on notes receivable	3,998	—
Amortization on patents and tooling	220	316
Amortization and depreciation	7,337	7,673
Amortization of debt issuance costs	790	784
Amortization of operating leases	2,976	2,750
Deferred income taxes	(13,443)	(26,895)
Change in fair value of contingent liability	31	13
Stock-based compensation	11,268	12,686
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	826	(1,843)
Inventory	10,382	377
Other current and non-current assets	(962)	(689)
Accounts payable, accrued expenses and other current liabilities	4,524	(9,617)
Deferred revenue	1,327	1,899
Operating lease liabilities	(3,221)	(3,362)
Other liabilities	(1,007)	(3,511)
Cash flows from / (used in) operating activities	49,853	(3,521)
Cash flows used in investing activities:
Business acquisition, net of cash acquired	—	(9,696)
Additions to property and equipment	(3,066)	(2,398)
Issuances of notes receivable	(500)	(300)
Receipt of payments on notes receivable	13	13
Capitalized software development costs	(408)	(362)
Purchase of investment in unconsolidated entity	—	(200)
Cash flows used in investing activities	(3,961)	(12,943)
Cash flows from financing activities:
Payments of acquired debt	—	(469)
Issuances of common stock from equity-based plans	6,356	1,311
Cash flows from financing activities	6,356	842
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(180)	13
Net increase / (decrease) in cash, cash equivalents and restricted cash	52,068	(15,609)
Cash, cash equivalents and restricted cash at beginning of the period	701,079	622,879
Cash, cash equivalents and restricted cash at end of the period	$753,147	$607,270

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$747,877	$606,428
Restricted cash included in other current assets and other assets	5,270	842
Total cash, cash equivalents and restricted cash	$753,147	$607,270

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2023	$36,308	51,889	$519	$531,734	2,021	$(111,291)	$1,398	$266,186	$688,546
Common stock issued in connection with equity-based plans	—	224	2	6,354	—	—	—	—	6,356
Stock-based compensation expense	—	—	—	11,339	—	—	—	—	11,339
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,595	—	—	(1,595)	—	—	—	—	(1,595)
Net income / (loss) attributable to common stockholders	(191)	—	—	—	—	—	—	23,595	23,595
Other comprehensive loss	—	—	—	—	—	—	(147)	—	(147)
Balance as of March 31, 2024	$37,712	52,113	$521	$547,832	2,021	$(111,291)	$1,251	$289,781	$728,094

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2022	$23,988	50,985	$510	$497,199	1,533	$(83,993)	$—	$185,143	$598,859
Common stock issued in connection with equity-based plans	—	270	3	1,308	—	—	—	—	1,311
Stock-based compensation expense	—	—	—	12,686	—	—	—	—	12,686
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,061	—	—	(2,061)	—	—	—	—	(2,061)
Net income / (loss) attributable to common stockholders	(209)	—	—	—	—	—	—	14,416	14,416
Other comprehensive income	—	—	—	—	—	—	170	—	170
Balance as of March 31, 2023	$25,840	51,255	$513	$509,132	1,533	$(83,993)	$170	$199,559	$625,381

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024 and 2023

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 22, 2024, or the Annual Report. The condensed consolidated balance sheet as of December 31, 2023 was derived from our audited financial statements but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval, such as Russia’s incursion into Ukraine and the conflict between Israel and regional adversaries, disruptions to global supply chains, rising interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2024, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies during the three months ended March 31, 2024 from those disclosed in our Annual Report.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023
Recent Accounting Pronouncements

Adopted

During the three months ended March 31, 2024, we did not adopt any new accounting pronouncements.

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

Note 3. Revenue from Contracts with Customers

Contract Assets

The changes in our contract assets are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning of period balance	$9,099	$13,975
Commission costs and upfront payments to a customer capitalized in period	3,112	1,673
Amortization of contract assets	(1,745)	(1,769)
End of period balance	$10,466	$13,879

Contract Liabilities

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning of period balance	$22,885	$18,332
Revenue deferred in period	6,424	5,940
Revenue recognized from amounts included in contract liabilities	(5,097)	(4,041)
End of period balance	$24,212	$20,231

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$135,100	$136,769
Allowance for credit losses	(4,054)	(3,864)
Allowance for product returns	(2,595)	(2,279)
Accounts receivable, net	$128,451	$130,626

For the three months ended March 31, 2024, we recorded a provision for credit losses of $0.3 million, as compared to $0.5 million for the same period in the prior year.

For the three months ended March 31, 2024, we recorded a reserve for product returns of $1.1 million in our hardware and other revenue, as compared to $1.2 million for the same period in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

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

The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern. We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three months ended March 31, 2024, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three months ended March 31, 2024, as compared to historical periods.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three months ended March 31, 2024 and 2023, we recorded credit loss expense for accounts receivable and notes receivable of $4.0 million and $0.5 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(3,723)	$(141)	$(2,755)	$(80)
(Provision for) / recovery of expected credit losses	(287)	33	(506)	(34)
Write-offs	44	20	159	17
End of period balance	$(3,966)	$(88)	$(3,102)	$(97)

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023

Note 5. Inventory

The components of inventory are as follows (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$28,237	$30,452
Work-in-process	699	275
Finished goods	56,787	65,413
Total inventory	$85,723	$96,140

Inventory values are net of a write-down of $1.4 million during the year ended December 31, 2023, which is reflected in cost of hardware and other revenue within our condensed consolidated statements of operations. The inventory write-down was the result of a lower of cost or net realizable value adjustment for finished goods.

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

In consideration for the purchase of EBS, we paid $9.8 million in cash on January 18, 2023, after deducting $2.2 million related to agreed holdback provisions. An earn-out up to an additional $2.5 million is payable if certain performance targets are met, which was initially recorded at the acquisition date fair value of $2.0 million. The acquisition was accounted for as a business combination within our Alarm.com segment. The purchase price allocation was finalized during the third quarter of 2023. The overall impacts to our condensed consolidated financial statements were not considered material during the year of the acquisition.

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2024	$154,498	$—	$154,498
Foreign currency translation adjustment	(65)	—	(65)
Balance as of March 31, 2024	$154,433	$—	$154,433

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023
The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Total
Balance as of January 1, 2024	$39,294	$37,174	$1,217	$879	$78,564
Intangible assets acquired	—	—	—	—	—
Capitalized software development costs	—	—	—	479	479
Amortization	(2,417)	(2,053)	(207)	(8)	(4,685)
Balance as of March 31, 2024	$36,877	$35,121	$1,010	$1,350	$74,358

We recorded $4.7 million of amortization related to our intangible assets for the three months ended March 31, 2024, as compared to $4.6 million for the same period in the prior year. There were no impairments of long-lived intangible assets during the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024, $0.3 million of fully amortized developed technology intangible assets previously acquired were written-off in the Alarm.com segment as the technology was no longer in use.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(91,403)	$36,877	5.9
Developed technology	69,731	(34,610)	35,121	4.5
Trade name	4,474	(3,464)	1,010	2.6
Capitalized software development costs	1,361	(11)	1,350	3.2
Total intangible assets	$203,846	$(129,488)	$74,358	5.2

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(88,986)	$39,294	6.2
Developed technology	70,061	(32,887)	37,174	4.7
Trade name	4,474	(3,257)	1,217	2.6
Capitalized software development costs	882	(3)	879	3.3
Total intangible assets	$203,697	$(125,133)	$78,564	5.4
Note 8. Other Assets

Loan to a Distribution Partner

In December 2022, we amended a subordinated credit agreement with the affiliated entity of one of our distribution partners, or the Affiliate. The amended subordinated credit agreement with the Affiliate matures on June 18, 2027 and interest on the outstanding principal balance accrues at a rate of 12.0% per annum and is payable in kind. In March 2024, the Affiliate was in default on a loan arrangement with one of its third party secured lenders. Based on this information from the Affiliate, during the three months ended March 31, 2024, we recorded a credit loss expense of $4.0 million in general and administrative expense and recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with the subordinated credit agreement. We placed this loan in nonaccrual status as of March 31, 2024. As of March 31, 2024, the $4.0 million outstanding notes receivable balance had a full allowance for credit losses. As of December 31, 2023, $4.5 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheet.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023

For the three months ended March 31, 2024, we recognized $0.7 million of revenue from the distribution partner associated with this loan, as compared to $0.8 million for the same period in the prior year.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of March 31, 2024 and December 31, 2023, $1.0 million of principal was outstanding from the service provider partner under the loan agreement.

For the three months ended March 31, 2024 and 2023, we recognized less than $0.1 million of revenue from the service provider partner associated with this loan.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of March 31, 2024 and December 31, 2023, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the three months ended March 31, 2024 and 2023, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of March 31, 2024 and December 31, 2023, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of March 31, 2024 and December 31, 2023, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of March 31, 2024 and December 31, 2023, our investment in the technology partner was $5.1 million.

Allowance for Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. We previously disclosed a hardware financing receivable portfolio segment; however, there has been no activity within that portfolio segment since 2022. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable during the three months ended March 31, 2024.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023
is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of March 31, 2024 and December 31, 2023 was $0.1 million, and is reflected in other current assets and other assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. During the three months ended March 31, 2024, we recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with a subordinated credit agreement with the Affiliate. We did not write-off any accrued interest receivable during the three months ended March 31, 2023.

There were no purchases or sales of financial assets during the three months ended March 31, 2024 and 2023. There were no significant changes in the amount of note receivable write-offs during the three months ended March 31, 2024, as compared to historical periods.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning of period balance	$(5)	$(2)
Provision for expected credit losses	(3,998)	—
Write-offs	—	—
End of period balance	$(4,003)	$(2)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	March 31, 2024
Loan Receivables:	2024	2023	2022	2021	2020	Prior	Total
Current	$500	$150	$1,500	$—	$1,027	$4,000	$7,177
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$500	$150	$1,500	$—	$1,027	$4,000	$7,177

	December 31, 2023
Loan Receivables:	2023	2022	2021	2020	2019	Prior	Total
Current	$150	$1,500	$—	$1,039	$—	$4,524	$7,213
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$150	$1,500	$—	$1,039	$—	$4,524	$7,213

There was one note receivable placed on nonaccrual status as of March 31, 2024 in the amount of $4.0 million. There were no notes receivable placed on nonaccrual status as of December 31, 2023. During the three months ended March 31, 2024 and 2023, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of March 31, 2024 and December 31, 2023, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of March 31, 2024 and December 31, 2023, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023
Prepaid Expenses

As of March 31, 2024 and December 31, 2023, $16.9 million and $14.6 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of March 31, 2024	$723,877	$—	$—	$723,877
Money market accounts as of December 31, 2023	679,734	—	—	679,734

Liabilities:
Contingent consideration liability from acquisition as of March 31, 2024	$—	$—	$2,092	$2,092
Contingent consideration liability from acquisition as of December 31, 2023	—	—	2,061	2,061

The following table summarizes the change in fair value of the Level 3 contingent consideration liability with significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning of period balance	$2,061	$—
Acquired liabilities	—	1,993
Changes in fair value included in earnings	31	13
End of period balance	$2,092	$2,006

As of March 31, 2024, $718.7 million of our money market accounts was included in cash and cash equivalents, $4.0 million was included in other assets and $1.2 million was included in other current assets in our condensed consolidated balance sheets. As of December 31, 2023, $675.6 million was included in cash and cash equivalents and $4.1 million was included in other assets in our condensed consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. See Note 12 for the carrying amount and estimated fair value of our convertible senior notes as of March 31, 2024 and December 31, 2023.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of certain performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2025 and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2025, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. The fair value of the contingent consideration liability is included within accounts payable, accrued expenses and other current liabilities as well as other liabilities within our condensed consolidated balance sheets. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the condensed consolidated statements of operations. During the three months ended March 31, 2024, the contingent consideration liability did not materially change from the acquisition date fair value of $2.0 million as there were minor changes in the expected probability of achievement for the performance targets. The unobservable inputs used in the valuation as of March 31, 2024 included a weighted average expected achievement percentage of 89.5%, weighted by the potential payout of the performance targets, including a range of 80.0% to 99.0%. The valuation also included a weighted average discount rate of 5.5%, weighted by the probability of achievement of the performance targets at various dates, including a range of 5.4% to 5.7%. Selecting another probability of expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023
financial instruments from one fair value level to another. There were no transfers into or out of Level 3 or reclassifications between levels of the fair value hierarchy during the three months ended March 31, 2024 and 2023. No other-than-temporary impairments occurred during the three months ended March 31, 2024 and 2023.

Note 10. Leases

As of March 31, 2024, we leased office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2030. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $12.1 million.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$2,976	$2,750
Cash paid for amounts included in the measurement of operating lease liabilities	3,221	3,362
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	2,643	3,927

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term — operating leases	3.1 years	3.0 years
Weighted-average discount rate — operating leases	5.2%	4.9%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2024	$10,561
2025	12,454
2026	7,827
2027	2,500
2028	1,841
2029 and thereafter	1,904
Total lease payments	37,087
Less: imputed interest(2)	4,100
Present value of lease liabilities	$32,987
_______________
(1)Excludes $3.6 million of legally binding minimum lease payments for leases executed but not yet commenced. There are no options to extend lease terms that were reasonably certain of being exercised included in these balances.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of March 31, 2024 or December 31, 2023. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three months ended March 31, 2024 and 2023.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$42,458	$39,038
Accrued expenses	16,563	21,559
Income taxes payable	60,133	42,501
Holdback liability from business combinations and asset acquisitions	7,340	7,340
Contingent consideration liability from acquisition	1,181	—
Other current liabilities	9,876	14,037
Accounts payable, accrued expenses and other current liabilities	$137,551	$124,475

The components of other liabilities are as follows (in thousands):

	March 31, 2024	December 31, 2023
Contingent consideration liability from acquisition	$911	$2,061
Other liabilities	10,792	10,636
Other liabilities	$11,703	$12,697

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
March 31, 2024 and 2023
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

As of March 31, 2024 and December 31, 2023, the fair value of our 2026 Notes was $461.2 million and $444.8 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $72.47 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of March 31, 2024.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal	$500,000	$500,000
Unamortized debt issuance costs	(5,695)	(6,485)
Net carrying amount	$494,305	$493,515

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of debt issuance costs	$790	$784
Total interest expense	$790	$784

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023
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

Legal Proceedings

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. Three of the asserted patents are in ex parte reexamination proceedings at the PTO, and ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the U.S. Patent Trial and Appeal Board, or PTAB, in an inter partes review, and all claims were canceled on February 1, 2024. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of PTAB and other proceedings involving the asserted patents.

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

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we incur costs associated with the indemnification of our service provider Central Security Group – Nationwide, Inc. (d/b/a Alert 360), or CSG, in an ongoing patent litigation. In 2018, Ubiquitous Connectivity, LP, or Ubiquitous, brought suit against CSG in U.S. District Court, Northern District of Oklahoma, alleging infringement of two U.S. patents. The case was stayed by agreement of the parties for several years while the patents in suit were challenged before the PTAB. In January 2021, the PTAB deemed 42 out of 46 claims of the two asserted patents unpatentable. Ubiquitous appealed a portion of the PTAB’s findings to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the PTAB’s ruling on August 8, 2023. As a result, only four patent claims remain at issue and the Northern District of Oklahoma case is no longer stayed. The case is currently in the discovery phase. A claim construction hearing is scheduled for December 12, 2024. A hearing on dispositive motions, including for summary judgment, is scheduled for April 15, 2026. A trial is scheduled for June 22, 2026.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023

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

Note 13. Stockholders' Equity

Stock Repurchase Programs

On February 15, 2023, our board of directors authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025. No shares were repurchased under this program during the three months ended March 31, 2024 and 2023. Beginning January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of hardware and other revenue	$1	$—
Sales and marketing	755	1,032
General and administrative	3,181	3,145
Research and development	7,331	8,509
Total stock-based compensation expense	$11,268	$12,686

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$987	$912
Restricted stock units	10,230	11,722
Employee stock purchase plan	51	52
Total stock-based compensation expense	$11,268	$12,686
Tax windfall benefit / (shortfall) from stock-based awards	$486	$(22)

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023
We granted 6,000 and 21,400 stock options pursuant to our 2015 Equity Incentive Plan during the three months ended March 31, 2024 and 2023, respectively. There were 128,526 stock options exercised during the three months ended March 31, 2024, as compared to 70,951 stock options for the same period in the prior year. There was an aggregate of 88,150 restricted stock units without performance conditions granted to certain of our employees during the three months ended March 31, 2024, as compared to an aggregate of 82,875 restricted stock units without performance conditions for the same period in the prior year. There were no restricted stock units with performance conditions granted to our employees during the three months ended March 31, 2024 and 2023. There were 81,696 restricted stock units without performance conditions that vested during the three months ended March 31, 2024, as compared to 167,085 restricted stock units without performance conditions vested during the same period in the prior year. There were no restricted stock units with performance conditions that vested during the three months ended March 31, 2024, as compared to 9,000 restricted stock units with performance conditions vested for the same period in the prior year.

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Numerator:	2024	2023
Net income	$23,404	$14,207
Net loss attributable to redeemable noncontrolling interests	191	209
Net income attributable to common stockholders - basic (A)	23,595	14,416
Add back interest expense, net of tax, attributable to convertible senior notes	594	590
Net income attributable to common stockholders - diluted (B)	$24,189	$15,006
Denominator:
Weighted average common shares outstanding — basic (C)	49,963,265	49,584,890
Dilutive effect of convertible senior notes, stock options and restricted stock units	5,083,822	4,711,431
Weighted average common shares outstanding — diluted (D)	55,047,087	54,296,321
Net income per share:
Basic (A/C)	$0.47	$0.29
Diluted (B/D)	$0.44	$0.28

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options	329,749	431,052
Restricted stock units	61,150	355,047

Our redeemable noncontrolling interests are related to our 86% equity ownership interests in OpenEye, and our 85% equity ownership interest in Noonlight.

We use the if-converted method when calculating the dilutive impact of the 2026 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for each of the three months ended March 31, 2024 and 2023. Additionally, we included $0.6 million of debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the three months ended March 31, 2024 and 2023. We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023

Note 16. Significant Service Providers and Distributors

During the three months ended March 31, 2024, our 10 largest revenue service provider partners or distributors accounted for 48% of our consolidated revenue, as compared to 50% for the same period in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three months ended March 31, 2024 and 2023.

One service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of March 31, 2024 and December 31, 2023.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three months ended March 31, 2024, we recorded a provision for income taxes of $2.7 million, resulting in an effective income tax rate of 10.5%. For the three months ended March 31, 2023, we recorded a benefit from income taxes of $1.2 million, resulting in an effective income tax rate of (9.4)%. For the three months ended March 31, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed, the foreign derived intangible income deduction, the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax examination and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, federal estimated tax payment interest expense and other nondeductible expenses. For the three months ended March 31, 2023, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by the impact of state income taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards and net deferred tax assets of our EBS subsidiary was $3.8 million as of December 31, 2023 and decreased to $3.7 million as of March 31, 2024.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net decrease to the unrecognized tax benefits liability of $1.9 million primarily due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax return examination, partially offset by a liability for research and development tax credits claimed during the three months ended March 31, 2024. We recorded an increase to the unrecognized tax benefits liability of $0.7 million primarily for research and development tax credits claimed during the three months ended March 31, 2023.

Our condensed consolidated balance sheets included an accrual for total interest expense related to unrecognized tax benefits of $0.8 million as of December 31, 2023, which decreased to $0.6 million as of March 31, 2024. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Our tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. On October 13, 2021, the Internal Revenue Service commenced an examination of our federal income tax return for 2018 and on August 12, 2022, the Internal Revenue Service expanded the examination to include our federal income tax return for 2019. On January 25, 2024, the Internal Revenue Service notified us that the income tax examination of our 2018 and 2019 federal income tax returns has been closed. As a result, we owe $0.6 million in additional federal taxes, including interest, and recognized a net income tax benefit of $1.7 million during the three months ended March 31, 2024.

As of March 31, 2024, we did not have material undistributed foreign earnings. We have not recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.

In August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions became effective on January 1, 2023 and the provisions did not have a material impact on our financial condition or results of operations for the periods presented.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024 and 2023
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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% of our revenue, net of intersegment eliminations, for the three months ended March 31, 2024, as compared to 95% for the same period in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended March 31, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$137,859	$12,485	$—	$—	$150,344
Hardware and other revenue	72,364	1,398	(686)	(137)	72,939
Total revenue	210,223	13,883	(686)	(137)	223,283
Operating income / (loss)	23,574	(4,742)	(135)	28	18,725

	Three Months Ended March 31, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$125,652	$9,742	$—	$—	$135,394
Hardware and other revenue	73,496	1,718	(777)	(115)	74,322
Total revenue	199,148	11,460	(777)	(115)	209,716
Operating income / (loss)	13,931	(5,192)	5	75	8,819

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of March 31, 2024	$1,538,429	$64,350	$(115,786)	$(11)	$1,486,982
Assets as of December 31, 2023	1,477,674	73,621	(111,725)	(7)	1,439,563

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $5.2 million for the three months ended March 31, 2024, as compared to $6.2 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2024 and 2023.

Amortization and depreciation expense was $7.1 million for the Alarm.com segment for the three months ended March 31, 2024, as compared to $7.4 million for the same period in the prior year. Amortization and depreciation expense was $0.2 million for the Other segment for the three months ended March 31, 2024, as compared to $0.3 million for the same period in the prior year. Additions to property and equipment were $3.9 million for the Alarm.com segment for the three months ended March 31, 2024, as compared to $3.0 million the same period in the prior year. Additions to property and equipment were less than $0.1 million for the Other segment for each of the three months ended March 31, 2024 and 2023.

We derived substantially all revenue from North America for the three months ended March 31, 2024 and 2023. Substantially all of our long-lived assets were in North America as of March 31, 2024 and December 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 22, 2024, or Annual Report, with the Securities and Exchange Commission, or SEC. This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by significant worldwide events, including public health crises, and geopolitical upheaval, such as Russia’s incursion into Ukraine and the conflict between Israel and regional adversaries, disruptions to global supply chains, rising interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions) on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; the potential impact of trade policies and related tariffs on our cost of hardware revenue and hardware revenue margins; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Highlights of First Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 67% of our revenue during the three months ended March 31, 2024, as compared to 65% in the same period in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 2% of our revenue during the three months ended March 31, 2024, as compared to 3% in the same period in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 33% of our revenue during the three months ended March 31, 2024, as compared to 35% in the same period in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 11% to $150.3 million during the three months ended March 31, 2024 from $135.4 million during the three months ended March 31, 2023. Included in SaaS and license revenue was software license revenue, which decreased to $5.2 million during the three months ended March 31, 2024 from $6.2 million during the three months ended March 31, 2023.

•Total revenue increased 6% to $223.3 million during the three months ended March 31, 2024 from $209.7 million during the three months ended March 31, 2023.

•Net income increased to $23.4 million during the three months ended March 31, 2024, as compared to $14.2 million during the three months ended March 31, 2023. Net income attributable to common stockholders increased to $23.6 million during the three months ended March 31, 2024, as compared to $14.4 million during the three months ended March 31, 2023.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $37.0 million during the three months ended March 31, 2024 from $30.6 million during the three months ended March 31, 2023.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three months ended March 31, 2024 and 2023.

Recent Developments

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2024, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
SaaS and license revenue	$150,344	$135,394
Non-GAAP adjusted EBITDA	37,046	30,575

	Twelve Months Ended March 31,
	2024	2023
SaaS and license revenue renewal rate	94%	93%

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

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other expense, net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our 2026 Notes. We exclude interest expense in calculating non-GAAP adjusted EBITDA because we believe the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other expense, net including gains, losses or impairments on investments and other assets, gains on settlement fees and losses on the early extinguishment of debt, when applicable, from non-GAAP adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for / (benefit from) income taxes from non-GAAP adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three months ended March 31, 2024 and 2023.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. As of March 31, 2024 and 2023, we had 75 and 99 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

We currently expect our hardware revenue margins in 2024 to approximate the hardware revenue margins from 2023.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,858 employees as of March 31, 2023 to 2,002 employees as of March 31, 2024, and grew from 1,989 employees as of December 31, 2023. We expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 519 as of March 31, 2023 to 564 as of March 31, 2024 and decreased from 565 as of December 31, 2023. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and we expect to increase our marketing expense in 2024 as compared to 2023. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 198 as of March 31, 2023 to 224 as of March 31, 2024 and decreased from 229 as of December 31, 2023. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 1,042 as of March 31, 2023 to 1,139 as of March 31, 2024 and increased from 1,118 as of December 31, 2023. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Other Expense, Net

Other expense, net primarily consists of non-operating and miscellaneous expense and income.

Provision for / (Benefit from) Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the three months ended March 31, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed, the foreign derived intangible income deduction, the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax return examination and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, federal estimated tax payment interest expense and other nondeductible expenses. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2024		2023
Revenue:
SaaS and license revenue	$150,344	67%	$135,394	65%
Hardware and other revenue	72,939	33	74,322	35
Total revenue	223,283	100	209,716	100
Cost of revenue(1):
Cost of SaaS and license revenue	20,428	9	19,583	9
Cost of hardware and other revenue	56,087	25	56,589	27
Total cost of revenue	76,515	34	76,172	36
Operating expenses:
Sales and marketing(2)	25,454	12	26,645	13
General and administrative(2)	29,296	13	28,499	14
Research and development(2)	65,956	30	61,908	29
Amortization and depreciation	7,337	3	7,673	4
Total operating expenses	128,043	58	124,725	60
Operating income	18,725	8	8,819	4
Interest expense	(796)	—	(868)	—
Interest income	8,540	4	5,182	2
Other expense, net	(318)	—	(148)	—
Income before income taxes	26,151	12	12,985	6
Provision for / (benefit from) income taxes	2,747	2	(1,222)	(1)
Net income	$23,404	10%	$14,207	7%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
Stock-based compensation expense data:	2024	2023
Cost of hardware and other revenue	$1	$—
Sales and marketing	755	1,032
General and administrative	3,181	3,145
Research and development	7,331	8,509
Total stock-based compensation expense	$11,268	$12,686

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	77	76
Total cost of revenue as a percentage of total revenue	34%	36%

Comparison of the Three Months Ended March 31, 2024 to March 31, 2023

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the three months ended March 31, 2024 and March 31, 2023.

Revenue

	Three Months Ended March 31,		% Change
	2024	2023
Revenue
SaaS and license revenue	$150,344	$135,394	11%
Hardware and other revenue	72,939	74,322	(2)
Total revenue	$223,283	$209,716	6%

The $13.6 million increase in total revenue for the three months ended March 31, 2024 as compared to the same period in the prior year was primarily the result of a $15.0 million, or 11%, increase in our SaaS and license revenue, partially offset by a $1.4 million, or 2%, decrease in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.0 million to $5.2 million during the three months ended March 31, 2024 as compared to $6.2 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $12.2 million for the three months ended March 31, 2024 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2023. The SaaS and license revenue for our Other segment increased $2.7 million for the three months ended March 31, 2024 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The decrease in hardware and other revenue for the three months ended March 31, 2024 as compared to the same period in the prior year was primarily from the $1.0 million decrease in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from a decrease in the volume of thermostats sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $0.3 million for the three months ended March 31, 2024 as compared to the same period in the prior year primarily due to decreased sales related to our property management and Heating, Ventilation and Air Conditioning solutions.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2024	2023
Cost of revenue(1)
Cost of SaaS and license revenue	$20,428	$19,583	4%
Cost of hardware and other revenue	56,087	56,589	(1)
Total cost of revenue	$76,515	$76,172	—%
% of total revenue	34%	36%
_____________
(1)Excludes amortization and depreciation shown in operating expenses.

The $0.3 million increase in cost of revenue for the three months ended March 31, 2024 as compared to the same period in the prior year was the result of a $0.8 million, or 4%, increase in cost of SaaS and license revenue, partially offset by a $0.5 million, or 1%, decrease in cost of hardware and other revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.2 million for the three months ended March 31, 2024 as compared to $0.1 million during the same period in the prior year. The cost of SaaS and license revenue for the Alarm.com segment increased $0.1 million during the three months ended March 31, 2024 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of hardware and other revenue for the Alarm.com segment decreased $0.2 million during the three months ended March 31, 2024 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped and a decrease in costs for freight shipments. The cost of SaaS and license revenue for the Other segment increased $0.7 million during the three months ended March 31, 2024 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of hardware and other revenue for the Other segment decreased $0.3 million during the three months ended March 31, 2024 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped and a decrease in costs for freight shipments.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 77% for the three months ended March 31, 2024 and 76% for the same period in the prior year. The increase in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended March 31, 2024 as compared to the same period in the prior year is primarily a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for each of the three months ended March 31, 2024 and 2023. Cost of software license revenue as a percentage of software license revenue was 3% for the three months ended March 31, 2024 and 2% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2024	2023
Sales and marketing	$25,454	$26,645	(4)%
% of total revenue	12%	13%

The $1.2 million decrease in sales and marketing expense for the three months ended March 31, 2024 as compared to the same period in the prior year was primarily due to a $1.4 million decrease in marketing expense and a $0.8 million decrease in personnel and related costs for our Alarm.com segment. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. These decreases in sales and marketing expense for our Alarm.com segment were partially offset by a $0.1 million increase in our expenses for external consultants for the three months ended March 31, 2024 as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $0.8 million for the three months ended March 31, 2024 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs, attributable in part to increases in the headcount for our sales team. The overall number of employees in our sales and marketing teams increased from 519 as of March 31, 2023 to 564 as of March 31, 2024.

General and Administrative Expense

	Three Months Ended March 31,		% Change
	2024	2023
General and administrative	$29,296	$28,499	3%
% of total revenue	13%	14%

The $0.8 million increase in general and administrative expense for the three months ended March 31, 2024 as compared to the same period in the prior year was primarily due to a $4.0 million increase in the provision for credit losses related to a loan we provided to an affiliated entity of one of our distribution partners, partially offset by a $3.0 million decrease in legal costs for our Alarm.com segment related to intellectual property litigation. General and administrative expenses from our Other segment decreased by $0.3 million for the three months ended March 31, 2024 as compared to the same period in the prior year, primarily due to a $0.5 million decrease in the provision for credit losses, partially offset by a $0.2 million increase in personnel and related costs. The overall number of employees in general and administrative functions increased from 198 as of March 31, 2023 to 224 as of March 31, 2024.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2024	2023
Research and development	$65,956	$61,908	7%
% of total revenue	30%	29%

The $4.0 million increase in research and development expense for the three months ended March 31, 2024 as compared to the same period in the prior year was primarily due to a $2.5 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $0.8 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $1.0 million for the three months ended March 31, 2024 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs. The overall number of employees in research and development functions increased from 1,042 as of March 31, 2023 to 1,139 as of March 31, 2024.

Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2024	2023
Amortization and depreciation	$7,337	$7,673	(4)%
% of total revenue	3%	4%

Amortization and depreciation decreased $0.3 million for each of the three months ended March 31, 2024 as compared to the same period in the prior year, primarily due to changes in amortization expense related to the intangible assets we previously acquired.

Interest Expense

	Three Months Ended March 31,		% Change
	2024	2023
Interest expense	$(796)	$(868)	(8)%
% of total revenue	—%	—%

Interest expense remained relatively consistent for the three months ended March 31, 2024, as compared to the same period in the prior year.

Interest Income

	Three Months Ended March 31,		% Change
	2024	2023
Interest income	$8,540	$5,182	65%
% of total revenue	4%	2%

Interest income increased $3.4 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to an increase in interest income earned on cash and cash equivalents from higher interest rates and higher amounts of cash and cash equivalents. The increase in interest income was partially offset by a $0.5 million reduction to interest income for the reversal of payable in kind interest associated with a subordinated credit agreement with an affiliated entity of one of our distribution partners during the three months ended March 31, 2024, which did not occur during the three months ended March 31, 2023.

Other Expense, Net

	Three Months Ended March 31,		% Change
	2024	2023
Other expense, net	$(318)	$(148)	115%
% of total revenue	—%	—%

Other expense, net increased $0.2 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to an increase in non-operating and miscellaneous expenses.

Provision for / (Benefit from) Income Taxes

	Three Months Ended March 31,		% Change
	2024	2023
Provision for / (benefit from) income taxes	$2,747	$(1,222)	(325)%
% of total revenue	2%	(1)%

The provision for income taxes increased $4.0 million for the three months ended March 31, 2024, as compared to the same period in the prior year. Our effective tax rate was 10.5% for the three months ended March 31, 2024, as compared to (9.4)% for the same period in the prior year. The increase in the provision for income taxes for the three months ended March 31, 2024 as compared to the same period in the prior year was primarily due to an increase in income before income taxes and a decrease in the estimated research and development tax credits.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 94% of our revenue, net of intersegment eliminations, for the three months ended March 31, 2024, as compared to 95% for the same period in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,672 employees as of March 31, 2023 to 1,780 employees as of March 31, 2024 and increased from 1,776 employees as of December 31, 2023. Our Other segment increased from 186 employees as of March 31, 2023 to 222 employees as of March 31, 2024 and increased from 213 employees as of December 31, 2023. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended March 31,
	2024			2023
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$137,859	$72,364	$114,621	$125,652	$73,496	$112,941
Other	12,485	1,398	13,422	9,742	1,718	11,904
Intersegment Alarm.com	—	(686)	—	—	(777)	(120)
Intersegment Other	—	(137)	—	—	(115)	—
Total	$150,344	$72,939	$128,043	$135,394	$74,322	$124,725

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $5.2 million for the three months ended March 31, 2024, as compared to $6.2 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2024 and 2023.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process in light of the continuing uncertainty arising from the Macroeconomic Conditions, actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except as disclosed in Note 2 of our notes to the condensed consolidated financial statements, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024.

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$747,877	$696,983
Accounts receivable, net	128,451	130,626
Working capital	816,668	781,443

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2024 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of March 31, 2024, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of March 31, 2024, we had $747.9 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 174, or Section 174, to eliminate the option to immediately deduct research and development expenditures in the year incurred, requiring these expenditures to be capitalized and amortized over five years for domestic expenditures and over 15 years for foreign expenditures. While we calculated the 2022 federal and state cash tax increase from Section 174 to be $38.1 million, we did not pay this additional cash tax liability as part of our 2022 estimated tax payments due to the possible deferral, modification or repeal of Section 174. The additional 2022 federal cash tax liability was included in current income taxes payable as of December 31, 2022, and was paid in February 2023. The increased 2022 state tax liability was paid in April 2023 in the amount of $7.5 million. We calculated the 2023 federal and state cash tax increase from Section 174 to be $43.5 million, which we paid in April 2024. The Section 174 impact on 2024 cash flows from operating activities will depend on, among other factors, our 2024 operating results and the level of 2024 research and development activity. Based on information currently available to us, we estimate the increased 2024 Section 174 federal and state cash tax payable for our 2024 taxable income to be in the range of $35.0 million to $40.0 million if the requirement to capitalize and amortize research and development expenditures is not deferred, modified or repealed. This estimate is based on the limited information that is currently available and is subject to change. While the largest impact will be to cash flow from operating activities, the impact for domestic research and development expenditures would continue over the five-year amortization period, but would decrease over that period and is expected to be immaterial beginning in year six.

On January 31, 2024, the U.S. House of Representatives passed H.R. 7024, which, among other provisions, would retroactively change the effective date of the requirement to capitalize Section 174 domestic research and development expenditures from January 1, 2022 to January 1, 2026. Foreign research and development expenditures would continue to be capitalized and amortized over 15 years as of January 1, 2022. If the bill is passed by the Senate and signed into law by the President as currently drafted, the bill would allow us to receive a partial refund of the 2022 and 2023 Section 174 federal income tax paid, the amount and timing of which cannot be estimated at this time. Any state impact would depend on the relevant individual state laws.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final nine months of fiscal year 2024, we expect our capital expenditure requirements to be between $4.0 million and $6.0 million, primarily related to the continued build out of our leased and owned office space as well as purchases of computer software and equipment. Maturities of lease liabilities for our various office, data center and equipment leases as of March 31, 2024 are as follows: $10.6 million for the remainder of 2024, $12.5 million in 2025, $7.8 million in 2026, $2.5 million in 2027, $1.8 million in 2028 and $1.9 million in 2029 and thereafter.

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

Material Cash Requirements

As of March 31, 2024, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

Dividends

We did not declare or pay dividends during the three months ended March 31, 2024 or 2023. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On February 15, 2023, our board of directors authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025. During the three months ended March 31, 2024 and 2023, no shares of our common stock were repurchased under this program. As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows from / (used in) operating activities	$49,853	$(3,521)
Cash flows used in investing activities	(3,961)	(12,943)
Cash flows from financing activities	6,356	842

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the three months ended March 31, 2024, cash flows from operating activities were $49.9 million, compared to cash flows used in operating activities of $3.5 million for the same period in the prior year. This $53.4 million increase in cash flows from operating activities was due to a $28.6 million increase in cash from operating assets and liabilities, a $15.6 million increase in non-cash and other reconciling items and a $9.2 million increase in net income.

The $28.6 million increase in cash from operating assets and liabilities was primarily due to differences in the timing of disbursements and the collection of receipts as well as a $10.0 million change in inventory resulting from a decrease in purchased inventory during the three months ended March 31, 2024 as compared to the same period in the prior year. The $15.6 million increase in non-cash and other reconciling items was primarily due to a $13.5 million change in deferred income taxes, which was primarily driven by the capitalization and amortization of research and development expenditures under Section 174, as well as an increase in the provision for credit losses on notes receivable related to a loan we provided to an affiliated entity of one of our distribution partners. These increases in non-cash and other reconciling items were partially offset by a $1.4 million decrease in stock-based compensation during the three months ended March 31, 2024 as compared to the same period in the prior year.

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

For the three months ended March 31, 2024, cash flows used in investing activities were $4.0 million, compared to $12.9 million for the same period in the prior year. The $8.9 million decrease in cash flows used in investing activities was primarily due to $9.7 million paid to purchase 100% of the issued and outstanding shares of capital stock of EBS, net of cash acquired, during the three months ended March 31, 2023, which did not occur during the three months ended March 31, 2024. The decrease in cash flows used in investing activities was partially offset by a $0.7 million increase in purchases of equipment as well as a $0.2 million increase in the issuance of notes receivable during the three months ended March 31, 2024 as compared to the same period in the prior year.

Financing Activities

Cash generated by financing activities includes proceeds from the 2026 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock and repayments of debt.

For the three months ended March 31, 2024, cash flows from financing activities were $6.4 million, compared to $0.8 million for the same period in the prior year. The $5.6 million increase in cash flows from financing activities was primarily due to a $5.0 million increase in the issuance of common stock during the three months ended March 31, 2024, as compared to the same period in the prior year. The increase in cash flows from financing activities was also due to the $0.5 million in debt payments related to the debt assumed in the acquisition of EBS during the three months ended March 31, 2023, which did not occur during the three months ended March 31, 2024.

Non-GAAP Measures

We define non-GAAP adjusted EBITDA as our net income before interest expense, interest income, certain activity within other expense, net, provision for / (benefit from) income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt issuance costs for the 2026 Notes included in interest expense, stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Non-GAAP adjusted EBITDA:
Net income	$23,404	$14,207
Adjustments:
Interest expense, interest income and certain activity within other expense, net	(7,744)	(4,314)
Provision for / (benefit from) income taxes	2,747	(1,222)
Amortization and depreciation expense	7,337	7,673
Stock-based compensation expense	11,268	12,686
Acquisition-related expense	31	779
Litigation expense	3	766
Total adjustments	13,642	16,368
Non-GAAP adjusted EBITDA	$37,046	$30,575

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended March 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. Three of the asserted patents are in ex parte reexamination proceedings at the PTO, and ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the U.S. Patent Trial and Appeal Board, or PTAB, in an inter partes review, and all claims were canceled on February 1, 2024. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of PTAB and other proceedings involving the asserted patents.

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

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we incurred costs associated with the indemnification of our service provider Central Security Group – Nationwide, Inc. (d/b/a Alert 360), or CSG, in an ongoing patent litigation. In 2018, Ubiquitous Connectivity, LP, or Ubiquitous, brought suit against CSG in U.S. District Court, Northern District of Oklahoma, alleging infringement of two U.S. patents. The case was stayed by agreement of the parties for several years while the patents in suit were challenged before the PTAB. In January 2021, the PTAB deemed 42 out of 46 claims of the two asserted patents unpatentable. Ubiquitous appealed a portion of the PTAB’s findings to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the PTAB’s ruling on August 8, 2023. As a result, only four patent claims remain at issue and the Northern District of Oklahoma case is no longer stayed. The case is currently in the discovery phase. A claim construction hearing is scheduled for December 12, 2024. A hearing on dispositive motions, including for summary judgment, is scheduled for April 15, 2026. A trial is scheduled for June 22, 2026.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three months ended March 31, 2024 and 2023.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $618.0 million in 2020 to $881.7 million in 2023 and increased from $209.7 million for the three months ended March 31, 2023 to $223.3 million for the three months ended March 31, 2024. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,404 as of December 31, 2020 to 2,002 as of March 31, 2024. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Our advertising and sales practices and that of our U.S. service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, we have in the past incurred costs to settle alleged violations of the Telephone Consumer Protection Act, or TCPA, and no assurance can be given that we will not be exposed to future liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. State-level privacy and data security laws in California and various other U.S. states regulate our, and our service provider partners’, use, collection, and disclosure of subscribers’ personal information. A number of proposed privacy bills in other U.S. states could place restrictions on how we and our service provider partners use personal information and market to consumers in those states. Other laws and regulations, including consumer protection laws, laws and regulations governing advertising and sales practices, as well as privacy and data security laws and regulations apply in the other countries in which we operate. See “Evolving government and industry regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition” below. Furthermore, the SEC adopted expansive rules, which are currently stayed, that require public companies to disclose, among other things, information about the material impact of climate change on their business, as well as information about companies’ governance, risk management and strategy related to climate risk. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 37% of our hardware revenue for the three months ended March 31, 2024 (24%, 8% and 5% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. We are working with any impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract subscribers.

We believe building and maintaining market awareness, brand recognition and goodwill in a cost-effective manner is important to our overall success in achieving widespread acceptance of our existing and future solutions and is an important element in attracting new service provider partners and subscribers. An important part of our business strategy is to increase service provider and consumer awareness of our brand and to provide marketing leadership, services and support to our service provider partner network. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be hindered by the marketing efforts of our competitors and our reliance on our service provider partners and strategic partners to promote our brand. If we are unable to cost-effectively maintain and increase awareness of our brand, our business, financial condition, cash flows and results of operations could be harmed.

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

In Canada, data privacy laws have been subject to recent amendments that have introduced stricter compliance requirements and increased potential sanctions. The Province of Quebec enacted extensive amendments to its private-sector data privacy laws in 2021, which will become fully in force as of September 2024. Key changes include mandatory breach reporting, elevated consent and transparency requirements, the introduction of individual privacy rights such as privacy by default, data portability and the right to be forgotten, privacy impact assessments, and substantial monetary penalties for non-compliance. These changes to Quebec’s data privacy laws may have similar impacts on our business as the CCPA and other privacy law reforms in other jurisdictions.

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

As of March 31, 2024, we had $228.8 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 5% and 4% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

•political, social, and economic instability, such as the ongoing military conflict between Russia and Ukraine and the conflict between Israel and regional adversaries, terrorist attacks, and security concerns in general; and

•reduced or varied protection for intellectual property rights in some countries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2024.

(c) Issuer Purchases of Equity Securities

On February 15, 2023, our board of directors authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025.

No shares were repurchased under our stock repurchase program during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Alarm.com Holdings, Inc.

Date:	May 9, 2024	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)