Form 10-Q
period 2024-06-30
Alarm.com Holdings, Inc.
filed 2024-08-08
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 1, 2024, there were 49,248,750 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
SaaS and license revenue	$155,927	$140,432	$306,271	$275,826
Hardware and other revenue	77,880	83,443	150,819	157,765
Total revenue	233,807	223,875	457,090	433,591
Cost of revenue(1):
Cost of SaaS and license revenue	22,094	21,576	42,522	41,159
Cost of hardware and other revenue	59,188	64,791	115,275	121,380
Total cost of revenue	81,282	86,367	157,797	162,539
Operating expenses:
Sales and marketing	27,837	23,772	53,291	50,417
General and administrative	26,104	28,799	55,400	57,298
Research and development	65,730	60,918	131,686	122,826
Amortization and depreciation	7,080	7,860	14,417	15,533
Total operating expenses	126,751	121,349	254,794	246,074
Operating income	25,774	16,159	44,499	24,978
Interest expense	(1,968)	(827)	(2,764)	(1,695)
Interest income	10,856	7,417	19,396	12,599
Other expense, net	(1,258)	(631)	(1,576)	(779)
Income before income taxes	33,404	22,118	59,555	35,103
Provision for income taxes	884	6,507	3,631	5,285
Net income	32,520	15,611	55,924	29,818
Net loss attributable to redeemable noncontrolling interests	991	188	1,182	397
Net income attributable to common stockholders	$33,511	$15,799	$57,106	$30,215

Per share information attributable to common stockholders:
Net income per share:
Basic	$0.67	$0.32	$1.14	$0.61
Diluted	$0.62	$0.30	$1.06	$0.58
Weighted average common shares outstanding:
Basic	49,832,503	49,859,615	49,897,884	49,723,012
Diluted	56,680,355	54,446,275	55,868,047	54,423,047
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$32,520	$15,611	$55,924	$29,818
Other comprehensive (loss) / income
Foreign currency translation adjustment	(156)	658	(303)	828
Total other comprehensive (loss) / income	(156)	658	(303)	828
Comprehensive income	32,364	16,269	55,621	30,646
Comprehensive loss attributable to redeemable noncontrolling interests	991	188	1,182	397
Comprehensive income attributable to common stockholders	$33,355	$16,457	$56,803	$31,043

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,104,539	$696,983
Accounts receivable, net of allowance for credit losses of $3,766 and $3,864, and net of allowance for product returns of $2,608 and $2,279 as of June 30, 2024 and December 31, 2023, respectively	123,551	130,626
Inventory	79,582	96,140
Other current assets, net	35,074	33,031
Total current assets	1,342,746	956,780
Property and equipment, net	54,784	54,164
Intangible assets, net	69,928	78,564
Goodwill	154,356	154,498
Deferred tax assets	172,421	131,815
Operating lease right-of-use assets	22,025	24,242
Other assets, net of allowance for credit losses of $1 and $5 as of June 30, 2024 and December 31, 2023, respectively	38,987	39,500
Total assets	$1,855,247	$1,439,563
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$96,075	$124,475
Accrued compensation	24,920	28,626
Deferred revenue	12,181	10,193
Operating lease liabilities	12,039	12,043
Total current liabilities	145,215	175,337
Deferred revenue	13,726	12,692
Convertible senior notes, net	980,492	493,515
Operating lease liabilities	18,098	20,468
Other liabilities	14,314	12,697
Total liabilities	1,171,845	714,709
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	37,933	36,308
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 52,321,569 and 51,888,838 shares issued; and 49,183,838 and 49,868,175 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	523	519
Additional paid-in capital	506,850	531,734
Treasury stock, at cost; 3,137,731 and 2,020,663 shares as of June 30, 2024 and December 31, 2023, respectively	(186,291)	(111,291)
Accumulated other comprehensive income	1,095	1,398
Retained earnings	323,292	266,186
Total stockholders’ equity	645,469	688,546
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,855,247	$1,439,563

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2024	2023
Net income	$55,924	$29,818
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	357	616
Reserve for product returns	2,022	2,498
Provision for credit losses on notes receivable	3,996	—
Inventory write-down	—	1,181
Amortization on patents and tooling	417	637
Amortization and depreciation	14,417	15,533
Amortization of debt issuance costs	1,811	1,570
Amortization of operating leases	5,953	5,621
Deferred income taxes	(24,992)	(36,870)
Change in fair value of contingent liability	44	27
Stock-based compensation	22,481	24,617
Loss from investment in unconsolidated entity	23	—
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	4,668	(583)
Inventory	16,484	(523)
Other current and non-current assets	601	432
Accounts payable, accrued expenses and other current liabilities	(30,437)	(4,696)
Deferred revenue	3,022	3,105
Operating lease liabilities	(6,751)	(6,796)
Other liabilities	2,776	(2,920)
Cash flows from operating activities	72,816	33,267
Cash flows used in investing activities:
Business acquisition, net of cash acquired	—	(9,696)
Additions to property and equipment	(5,058)	(3,393)
Issuances of notes receivable	(500)	(300)
Receipt of payments on notes receivable	26	28
Capitalized software development costs	(632)	(115)
Purchase of investment in unconsolidated entities	(2,950)	(200)
Purchases of other intangible assets	(45)	(5,915)
Cash flows used in investing activities	(9,159)	(19,591)
Cash flows from / (used in) financing activities:
Proceeds from issuance of convertible senior notes	500,000	—
Payments of debt issuance costs	(13,946)	—
Purchases of capped calls related to convertible senior notes	(63,050)	—
Payments of deferred consideration for acquisitions	(4,569)	(1,655)
Purchases of treasury stock, including transaction costs	(75,000)	(6,726)
Payments of tax withholdings related to vesting of restricted stock units	(3,401)	—
Purchases of redeemable noncontrolling interest	—	(832)
Payments of acquired debt	—	(389)
Issuances of common stock from equity-based plans	6,734	1,513
Cash flows from / (used in) financing activities	346,768	(8,089)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(133)	(124)
Net increase in cash, cash equivalents and restricted cash	410,292	5,463
Cash, cash equivalents and restricted cash at beginning of the period	701,079	622,879
Cash, cash equivalents and restricted cash at end of the period	$1,111,371	$628,342

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,104,539	$627,041
Restricted cash included in other current assets and other assets	6,832	1,301
Total cash, cash equivalents and restricted cash	$1,111,371	$628,342

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2023	$36,308	51,889	$519	$531,734	2,021	$(111,291)	$1,398	$266,186	$688,546
Common stock issued in connection with equity-based plans	—	224	2	6,354	—	—	—	—	6,356
Stock-based compensation expense	—	—	—	11,339	—	—	—	—	11,339
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,595	—	—	(1,595)	—	—	—	—	(1,595)
Net income / (loss) attributable to common stockholders	(191)	—	—	—	—	—	—	23,595	23,595
Other comprehensive loss	—	—	—	—	—	—	(147)	—	(147)
Balance as of March 31, 2024	$37,712	52,113	$521	$547,832	2,021	$(111,291)	$1,251	$289,781	$728,094
Common stock issued in connection with equity-based plans	—	209	2	376	—	—	—	—	378
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(559)	1,117	(75,000)	—	—	(75,559)
Tax withholding related to vesting of restricted stock units	—	—	—	(3,401)	—	—	—	—	(3,401)
Stock-based compensation expense	—	—	—	11,250	—	—	—	—	11,250
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,212	—	—	(1,212)	—	—	—	—	(1,212)
Purchases of capped calls related to convertible senior notes, net of tax	—	—	—	(47,436)	—	—	—	—	(47,436)
Net income / (loss) attributable to common stockholders	(991)	—	—	—	—	—	—	33,511	33,511
Other comprehensive loss	—	—	—	—	—	—	(156)	—	(156)
Balance as of June 30, 2024	$37,933	52,322	$523	$506,850	3,138	$(186,291)	$1,095	$323,292	$645,469

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
June 30, 2024 and 2023

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval, such as Russia’s incursion into Ukraine and the conflict between Israel and regional adversaries, disruptions to global supply chains, rising interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2024, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and six months ended June 30, 2024 from those disclosed in our Annual Report.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023

Capped Call Transactions

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029 in a private placement to qualified institutional buyers, or the 2029 Notes. In connection with the offering of the 2029 Notes, we entered into privately negotiated capped call transactions with one of the initial purchasers and certain other financial institutions, at a cost of $63.1 million. The capped call transactions cover, subject to customary adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of our common stock initially underlying the 2029 Notes. As the capped call options are both legally detachable and separately exercisable from the 2029 Notes, we account for the capped call options separately from the 2029 Notes. The capped call options are indexed to our own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options were included as a net reduction to additional paid-in capital in the condensed consolidated balance sheets. The capped call transactions will not be remeasured as long as they continue to meet the conditions for equity classification.

We elected to integrate the capped call options with the 2029 Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $63.1 million cost of the purchased capped calls will be deductible for income tax purposes. The original issue discount is accreted over the term of the 2029 Notes.

Recent Accounting Pronouncements

Adopted

During the three and six months ended June 30, 2024, we did not adopt any new accounting pronouncements.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023
Note 3. Revenue from Contracts with Customers

Contract Assets

The changes in our contract assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning of period balance	$10,466	$13,879	$9,099	$13,975
Commission costs and upfront payments to a customer capitalized in period	2,235	1,547	5,347	3,220
Amortization of contract assets	(1,796)	(1,845)	(3,541)	(3,614)
End of period balance	$10,905	$13,581	$10,905	$13,581

Contract Liabilities

The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning of period balance	$24,212	$20,231	$22,885	$18,332
Revenue deferred in period	7,549	5,719	13,973	11,659
Revenue recognized from amounts included in contract liabilities	(5,854)	(4,490)	(10,951)	(8,531)
End of period balance	$25,907	$21,460	$25,907	$21,460

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$129,925	$136,769
Allowance for credit losses	(3,766)	(3,864)
Allowance for product returns	(2,608)	(2,279)
Accounts receivable, net	$123,551	$130,626

For the three and six months ended June 30, 2024, we recorded a provision for credit losses of $0.1 million and $0.4 million, respectively, as compared to $0.1 million and $0.6 million for the same periods in the prior year.

For the three and six months ended June 30, 2024, we recorded a reserve for product returns of $0.9 million and $2.0 million in our hardware and other revenue, respectively, as compared to $1.3 million and $2.5 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

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
June 30, 2024 and 2023
The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, we considered various risk characteristics, including the financial asset type, size and the historical or expected credit loss pattern.

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three and six months ended June 30, 2024, we recorded credit loss expense for accounts receivable and notes receivable of $0.2 million and $4.2 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2023, we recorded credit loss expense for accounts receivable and notes receivable of less than $0.1 million and $0.5 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

Allowance for Credit Losses - Accounts Receivable

We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and six months ended June 30, 2024, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three and six months ended June 30, 2024, as compared to historical periods.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(3,966)	$(88)	$(3,102)	$(97)	$(3,723)	$(141)	$(2,755)	$(80)
(Provision for) / recovery of expected credit losses	(101)	(2)	19	(96)	(388)	31	(487)	(130)
Write-offs	390	1	115	2	434	21	274	19
End of period balance	$(3,677)	$(89)	$(2,968)	$(191)	$(3,677)	$(89)	$(2,968)	$(191)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$26,228	$30,452
Work-in-process	686	275
Finished goods	52,668	65,413
Total inventory	$79,582	$96,140

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
June 30, 2024 and 2023
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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2024	$154,498	$—	$154,498
Foreign currency translation adjustment	(142)	—	(142)
Balance as of June 30, 2024	$154,356	$—	$154,356

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Other	Total
Balance as of January 1, 2024	$39,294	$37,174	$1,217	$879	$—	$78,564
Intangible assets acquired	—	—	—	—	45	45
Capitalized software development costs	—	—	—	740	—	740
Amortization	(4,837)	(4,106)	(414)	(64)	—	(9,421)
Balance as of June 30, 2024	$34,457	$33,068	$803	$1,555	$45	$69,928

During the three and six months ended June 30, 2024, we paid less than $0.1 million for the purchase of domain names. We recorded $4.7 million and $9.4 million of amortization related to our intangible assets for the three and six months ended June 30, 2024, respectively, as compared to $4.7 million and $9.3 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and six months ended June 30, 2024 and 2023. During the six months ended June 30, 2024, $0.3 million of fully amortized developed technology intangible assets previously acquired were written-off in the Alarm.com segment as the technology was no longer in use.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(93,823)	$34,457	5.7
Developed technology	69,731	(36,663)	33,068	4.3
Trade name	4,474	(3,671)	803	2.6
Capitalized software development costs	1,622	(67)	1,555	3.0
Other	45	—	45	5.0
Total intangible assets	$204,152	$(134,224)	$69,928	4.9

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(88,986)	$39,294	6.2
Developed technology	70,061	(32,887)	37,174	4.7
Trade name	4,474	(3,257)	1,217	2.6
Capitalized software development costs	882	(3)	879	3.3
Total intangible assets	$203,697	$(125,133)	$78,564	5.4
Note 8. Other Assets

Loan to a Distribution Partner

In December 2022, we amended a subordinated credit agreement with the affiliated entity of one of our distribution partners, or the Affiliate. The amended subordinated credit agreement with the Affiliate matures on June 18, 2027 and interest on the outstanding principal balance accrues at a rate of 12.0% per annum and is payable in kind. In March 2024, the Affiliate was in default on a loan arrangement with one of its third party secured lenders. Based on this information from the Affiliate, during the three months ended March 31, 2024, we recorded a credit loss expense of $4.0 million in general and administrative expense and recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with the subordinated credit agreement. We placed this loan in nonaccrual status and recorded a full allowance for credit losses for this note receivable as of March 31, 2024. During the three months ended June 30, 2024, we wrote off the entire $4.0 million outstanding note receivable balance and reversed the previously recorded allowance for credit losses. As of December 31, 2023, $4.5 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our condensed consolidated balance sheet.

For the three and six months ended June 30, 2024, we recognized $0.6 million and $1.3 million of revenue from the distribution partner associated with this loan, respectively, as compared to $0.8 million and $1.6 million for the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023
Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of June 30, 2024 and December 31, 2023, $1.0 million of principal was outstanding from the service provider partner under the loan agreement.

For the three and six months ended June 30, 2024 and 2023, we recognized less than $0.1 million and $0.1 million, respectively, of revenue from the service provider partner associated with this loan.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of June 30, 2024 and December 31, 2023, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the three and six months ended June 30, 2024 and 2023, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of June 30, 2024 and December 31, 2023, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of June 30, 2024 and December 31, 2023, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of June 30, 2024 and December 31, 2023, our investment in the technology partner was $5.1 million.

Allowance for Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. We previously disclosed a hardware financing receivable portfolio segment; however, there has been no activity within that portfolio segment since 2022. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable during the three and six months ended June 30, 2024.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023
income. The accrued interest receivable as of June 30, 2024 and December 31, 2023 was $0.1 million, and is reflected in other current assets and other assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. During the six months ended June 30, 2024, we recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with a subordinated credit agreement with the Affiliate. We did not write off any accrued interest receivable during the three months ended June 30, 2024 or the three and six months ended June 30, 2023.

There were no purchases or sales of financial assets during the three and six months ended June 30, 2024 and 2023. During the three and six months ended June 30, 2024, we wrote off $4.0 million related to a note receivable that originated in 2017 with the Affiliate and reversed the previously recorded allowance for credit losses.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning of period balance	$(4,003)	$(2)	$(5)	$(2)
Recover of / (provision for) expected credit losses	2	—	(3,996)	—
Write-offs	4,000	—	4,000	—
End of period balance	$(1)	$(2)	$(1)	$(2)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	June 30, 2024
Loan Receivables:	2024	2023	2022	2021	2020	Prior	Total
Current	$500	$150	$1,500	$—	$1,014	$—	$3,164
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$500	$150	$1,500	$—	$1,014	$—	$3,164

	December 31, 2023
Loan Receivables:	2023	2022	2021	2020	2019	Prior	Total
Current	$150	$1,500	$—	$1,039	$—	$4,524	$7,213
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$150	$1,500	$—	$1,039	$—	$4,524	$7,213

There were no notes receivable placed on nonaccrual status as of June 30, 2024 and December 31, 2023. During the three and six months ended June 30, 2024 and 2023, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of June 30, 2024 and December 31, 2023, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of June 30, 2024 and December 31, 2023, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of June 30, 2024 and December 31, 2023, $15.6 million and $14.6 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, long lead-time parts related to our inventory and our office leases.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of June 30, 2024	$1,093,874	$—	$—	$1,093,874
Equity securities with readily determinable fair value as of June 30, 2024	1,427	—	—	1,427
Money market accounts as of December 31, 2023	679,734	—	—	679,734

Liabilities:
Contingent consideration liability from acquisition as of June 30, 2024	$—	$—	$2,105	$2,105
Contingent consideration liability from acquisition as of December 31, 2023	—	—	2,061	2,061

The following table summarizes the change in fair value of the Level 3 contingent consideration liability with significant unobservable inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning of period balance	$2,092	$2,006	$2,061	$—
Acquired liabilities	—	—	—	1,993
Changes in fair value included in earnings	13	14	44	27
End of period balance	$2,105	$2,020	$2,105	$2,020

As of June 30, 2024, $1.1 billion of our money market accounts was included in cash and cash equivalents, $5.2 million was included in other assets and $1.6 million was included in other current assets in our condensed consolidated balance sheets. As of December 31, 2023, $675.6 million of our money market accounts was included in cash and cash equivalents and $4.1 million was included in other assets in our condensed consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. Our equity securities with readily determinable fair value represent our investments in publicly traded companies, which are valued using quoted prices in active markets. During the three and six months ended June 30, 2024, we recorded an unrealized loss on equity securities of less than $0.1 million. Our investments in public entities are recorded at fair value within other current assets in our condensed consolidated balance sheets and changes in fair value of the investments are recorded within other expense, net within our condensed consolidated statements of operations. See Note 12 for the carrying amounts and estimated fair values of our convertible senior notes as of June 30, 2024 and December 31, 2023.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of certain performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2025 and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2025, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. The fair value of the contingent consideration liability is included within accounts payable, accrued expenses and other current liabilities as well as other liabilities within our condensed consolidated balance sheets. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the contingent consideration liability did not materially change from the acquisition date fair value of $2.0 million as there were minor changes in the expected probability of achievement for the performance targets. The unobservable inputs used in the valuation as of June 30, 2024 included a weighted average expected achievement percentage of 89.5%, weighted by the potential payout of the performance targets, including a range of 80.0% to 99.0%. The valuation also included a weighted average discount rate of 6.1%, weighted by the probability of achievement of the performance targets at various dates, including a range of 6.1% to 6.2%. Selecting another probability of expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into or out of Level 3 or reclassifications between levels of the fair value hierarchy during the three and six months ended June 30, 2024 and 2023.

Note 10. Leases

As of June 30, 2024, we leased office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2030. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space. The lease term ends in 2026, includes a five-year renewal option and a cumulative tenant improvement allowance of $12.1 million.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,977	$2,871	$5,953	$5,621
Cash paid for amounts included in the measurement of operating lease liabilities	3,530	3,434	6,751	6,796
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	272	188	2,915	4,115

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term — operating leases	3.0 years	3.0 years
Weighted-average discount rate — operating leases	5.3%	4.9%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2024	$7,093
2025	12,598
2026	7,827
2027	2,500
2028	1,841
2029 and thereafter	1,904
Total lease payments	33,763
Less: imputed interest(2)	3,626
Present value of lease liabilities	$30,137
_______________
(1)Excludes $6.4 million of legally binding minimum lease payments for leases executed but not yet commenced. There are no options to extend lease terms that were reasonably certain of being exercised included in these balances.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of June 30, 2024 or December 31, 2023. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and six months ended June 30, 2024 and 2023.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$50,905	$39,038
Accrued expenses	19,096	21,559
Income taxes payable	10,887	42,501
Holdback liability from business combinations and asset acquisitions	2,700	7,340
Contingent consideration liability from acquisition	1,192	—
Other current liabilities	11,295	14,037
Accounts payable, accrued expenses and other current liabilities	$96,075	$124,475

The components of other liabilities are as follows (in thousands):

	June 30, 2024	December 31, 2023
Contingent consideration liability from acquisition	$913	$2,061
Other liabilities	13,401	10,636
Other liabilities	$14,314	$12,697

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Convertible Senior Notes - 2026 Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. The terms of the 2026 Notes are governed by an Indenture, or the 2026 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the 2026 Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs.

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

The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day; (2) during the five business day period immediately after any 10 consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2026 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the 2026 Indenture.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023
On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2026 Notes, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time, regardless of the foregoing conditions. Upon conversion, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal amount of the 2026 Notes with cash. The initial conversion rate for the 2026 Notes is 6.7939 shares of our common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of $147.19 per share of our common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2026 Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2026 Notes or if we deliver a notice of redemption in respect of the 2026 Notes, we will, under certain circumstances, increase the conversion rate of the 2026 Notes for a holder who elects to convert its 2026 Notes (or any portion thereof) in connection with such a corporate event or convert its 2026 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2026 Indenture), as the case may be.

If we undergo a fundamental change (as defined in the 2026 Indenture), subject to certain exceptions and except as described in the 2026 Indenture, holders may require us to repurchase for cash all or any portion of their 2026 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.

The 2026 Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the 2026 Notes become automatically due and payable.

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

As of June 30, 2024 and December 31, 2023, the fair value of our 2026 Notes was $457.0 million and $444.8 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $63.54 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of June 30, 2024.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal	$500,000	$500,000
Unamortized debt issuance costs	(4,904)	(6,485)
Net carrying amount	$495,096	$493,515

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of debt issuance costs	$791	$786	$1,581	$1,570
Total interest expense	$791	$786	$1,581	$1,570

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023
Convertible Senior Notes - 2029 Notes

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029 in a private placement to qualified institutional buyers, or the 2029 Notes. The terms of the 2029 Notes are governed by an Indenture, or the 2029 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are senior unsecured obligations that bear interest at a rate of 2.25% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, and the principal amount of the 2029 Notes will not accrete. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs.

We may redeem for cash, all or any portion of the 2029 Notes (subject to the partial redemption limitation described below), at our option, on or after June 7, 2027, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the 2029 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. If we redeem less than all the 2029 Notes, at least $75.0 million aggregate principal amount of the 2029 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2029 Notes.

The 2029 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding January 1, 2029, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day; (2) during the five business day period immediately after any 10 consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2029 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2029 Notes on each such trading day; (3) if we call any or all of the 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2029 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the 2029 Indenture.

On or after January 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2029 Notes, holders of the 2029 Notes may convert all or any portion of their 2029 Notes at any time, regardless of the foregoing conditions. Upon conversion, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal amount of the 2029 Notes with cash. The initial conversion rate for the 2029 Notes is 11.4571 shares of our common stock per $1,000 principal amount of 2029 Notes, which is equivalent to an initial conversion price of $87.28 per share of our common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2029 Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2029 Notes or if we deliver a notice of redemption in respect of some or all of the 2029 Notes, we will, under certain circumstances, increase the conversion rate of the 2029 Notes for a holder who elects to convert its 2029 Notes (or any portion thereof) in connection with such a corporate event or convert its 2029 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2029 Indenture), as the case may be.

If we undergo a fundamental change (as defined in the 2029 Indenture), subject to certain exceptions and except as described in the 2029 Indenture, holders may require us to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

The 2029 Indenture includes customary covenants and sets forth certain events of default after which the 2029 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the 2029 Notes become automatically due and payable.

We used $63.1 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions described below and used $75.0 million to repurchase 1,117,068 shares of our common stock concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. We expect to use the remaining net proceeds from the issuance of the 2029 Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, other repurchases of our common stock, repurchases of our 2026 Notes and for working capital, operating expenses and capital expenditures.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023
We account for the 2029 Notes as a liability. The debt issuance costs are presented as a deduction from the outstanding principal balance of the 2029 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2029 Notes at a rate of 2.9%.

As of June 30, 2024, the fair value of our 2029 Notes was $491.4 million. The fair value was determined based on the quoted price of the 2029 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $63.54 on the last trading day of the quarter, the if-converted value of the 2029 Notes did not exceed the principal amount of $500.0 million as of June 30, 2024.

The net carrying amount of the liability component of the 2029 Notes is as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal	$500,000	$—
Unamortized debt issuance costs	(14,604)	—
Net carrying amount	$485,396	$—

Interest expense related to the 2029 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$938	$—	$938	$—
Amortization of debt issuance costs	230	—	230	—
Total interest expense	$1,168	$—	$1,168	$—

Capped Call – 2029 Notes

In connection with the offering of the 2029 Notes, we entered into privately negotiated capped call transactions with one of the initial purchasers and certain other financial institutions, at a cost of $63.1 million. The capped call transactions cover, subject to customary adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of our common stock initially underlying the 2029 Notes. The cap price of the capped call transactions is initially $134.28 per share of our common stock, which represents a premium of 100% over the closing price of our common stock on the Nasdaq Global Select Market on May 28, 2024, and is subject to certain adjustments under the terms of the capped call transactions. The exercise price is $87.28 per share of common stock, subject to customary anti-dilution adjustments that mirror corresponding adjustments for the 2029 Notes.

We elected to integrate the capped call options with the 2029 Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $63.1 million cost of the purchased capped calls will be deductible for income tax purposes. The original issue discount is accreted over the term of the 2029 Notes.

The capped call transactions are generally expected to reduce the potential dilution to holders of our common stock upon any conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap. As the capped call options are both legally detachable and separately exercisable from the 2029 Notes, we account for the capped call options separately from the 2029 Notes. The capped call options are indexed to our own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options were included as a net reduction to additional paid-in capital in the condensed consolidated balance sheets. The capped call transactions will not be remeasured as long as they continue to meet the conditions for equity classification.

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
June 30, 2024 and 2023

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

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we incur costs associated with the indemnification of our service provider Central Security Group – Nationwide, Inc. (d/b/a Alert 360), or CSG, in an ongoing patent litigation. In 2018, Ubiquitous Connectivity, LP, or Ubiquitous, brought suit against CSG in U.S. District Court, Northern District of Oklahoma, alleging infringement of two U.S. patents. The case was stayed by agreement of the parties for several years while the patents in suit were challenged before the PTAB. In January 2021, the PTAB deemed 42 out of 46 claims of the two asserted patents unpatentable. Ubiquitous appealed a portion of the PTAB’s findings to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the PTAB’s ruling on August 8, 2023. As a result, only four patent claims remain at issue and the Northern District of Oklahoma case is no longer stayed. The case is currently in the discovery and claim construction phase. A claim construction hearing is scheduled for December 12, 2024. A hearing on dispositive motions, including for summary judgment, is scheduled for April 15, 2026. A trial is scheduled for July 6, 2026.

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
June 30, 2024 and 2023
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

Note 13. Stockholders' Equity

Stock Repurchase Programs

On February 15, 2023, our board of directors authorized a stock repurchase program, effective February 23, 2023, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025.

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes, the cancellation of the balance under the stock repurchase program ending February 23, 2025 and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. The full repurchase balance for this program of $100.0 million was available as of June 30, 2024. During the three and six months ended June 30, 2024, 1,117,068 shares were repurchased for $75.0 million under our stock repurchase program authorized in connection with the issuance of the 2029 Notes. During the three and six months ended June 30, 2023, 134,255 shares of our common stock were repurchased for $6.7 million under our stock repurchase program that was subsequently cancelled effective May 31, 2024.

As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2015 Equity Incentive Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $3.4 million of tax withholdings related to vesting of restricted stock units during the three and six months ended June 30, 2024. No tax withholdings related to the vesting of restricted stock units were paid during the three and six months ended June 30, 2023. We also utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of hardware and other revenue	$1	$—	$2	$—
Sales and marketing	724	892	1,479	1,924
General and administrative	3,303	3,468	6,484	6,613
Research and development	7,185	7,571	14,516	16,080
Total stock-based compensation expense	$11,213	$11,931	$22,481	$24,617

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$1,146	$1,071	$2,133	$1,983
Restricted stock units	10,017	10,819	20,247	22,541
Employee stock purchase plan	50	41	101	93
Total stock-based compensation expense	$11,213	$11,931	$22,481	$24,617
Tax windfall benefit / (shortfall) from stock-based awards	$645	$(669)	$1,131	$(691)

We granted 93,500 and 99,500 stock options pursuant to our 2015 Equity Incentive Plan during the three and six months ended June 30, 2024, respectively, as compared to 172,000 and 193,400 stock options for the same periods in the prior year. There were 14,467 and 142,993 stock options exercised during the three and six months ended June 30, 2024, respectively, as compared to 12,184 and 83,135 stock options for the same periods in the prior year. There was an aggregate of 241,728 and 329,878 restricted stock units without performance conditions granted to certain of our employees and directors during the three and six months ended June 30, 2024, respectively, as compared to an aggregate of 103,522 and 186,397 restricted stock units without performance conditions for the same periods in the prior year. There were no restricted stock units with performance conditions granted to our employees during the three and six months ended June 30, 2024 and 2023. There were 209,087 and 290,783 restricted stock units without performance conditions that vested during the three and six months ended June 30, 2024, respectively, as compared to 226,865 and 393,950 restricted stock units without performance conditions vested during the same periods in the prior year. There were 33,395 restricted stock units with performance conditions that vested during each of the three and six months ended June 30, 2024, as compared to 30,406 and 39,406 restricted stock units with performance conditions, respectively, vested for the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2024	2023	2024	2023
Net income	$32,520	$15,611	$55,924	$29,818
Net loss attributable to redeemable noncontrolling interests	991	188	1,182	397
Net income attributable to common stockholders - basic (A)	33,511	15,799	57,106	30,215
Add back interest expense, net of tax, attributable to convertible senior notes	1,473	591	2,067	1,181
Net income attributable to common stockholders - diluted (B)	$34,984	$16,390	$59,173	$31,396
Denominator:
Weighted average common shares outstanding — basic (C)	49,832,503	49,859,615	49,897,884	49,723,012
Dilutive effect of convertible senior notes, stock options and restricted stock units	6,847,852	4,586,660	5,970,163	4,700,035
Weighted average common shares outstanding — diluted (D)	56,680,355	54,446,275	55,868,047	54,423,047
Net income per share:
Basic (A/C)	$0.67	$0.32	$1.14	$0.61
Diluted (B/D)	$0.62	$0.30	$1.06	$0.58

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	422,524	602,135	422,524	602,135
Restricted stock units	7,200	253,214	1,700	152,817

Our redeemable noncontrolling interests are related to our 86% equity ownership interests in OpenEye, and our 85% equity ownership interest in Noonlight.

We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share. We use the if-converted method when calculating the dilutive impact of the 2026 Notes and 2029 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for each of the three and six months ended June 30, 2024 and 2023. We included 1,951,484 and 975,742 shares related to the 2029 Notes within the weighted average shares outstanding when calculating the diluted net income per share for each of the three and six months ended June 30, 2024, respectively. Additionally, we included $1.5 million and $2.1 million of interest expense and debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the three and six months ended June 30, 2024, respectively, as compared to $0.6 million and $1.2 million for the same periods in the prior year.

The denominator for diluted net income per share does not include any effect from the capped call transactions we entered into concurrently with the issuance of the 2029 Notes, as this effect would be anti-dilutive. In the event of conversion of the 2029 Notes, shares delivered to us under the capped call will offset the dilutive effect of the shares that we would issue under the 2029 Notes. See Note 12 for further details on our 2029 Notes and the related capped call transactions.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023

Note 16. Significant Service Providers and Distributors

During each of the three and six months ended June 30, 2024, our 10 largest revenue service provider partners or distributors accounted for 47% of our consolidated revenue as compared to 50% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and six months ended June 30, 2024 and 2023.

One service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of June 30, 2024 and December 31, 2023.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and six months ended June 30, 2024, we recorded a provision for income taxes of $0.9 million and $3.6 million, respectively, resulting in an effective income tax rate of 2.6% and 6.1% for those periods. For the three and six months ended June 30, 2023, we recorded a provision for income taxes of $6.5 million and $5.3 million, respectively, resulting in an effective income tax rate of 29.4% and 15.1% for those periods. For the three months ended June 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to a favorable true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits, 2024 research and development tax credits claimed, the foreign derived intangible income deduction and tax windfall benefits from employee stock-based compensation. For the six months ended June 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to a favorable true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits, 2024 research and development tax credits claimed, the foreign derived intangible income deduction, the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax examination and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, federal estimated tax payment interest expense and other nondeductible expenses. For the three months ended June 30, 2023, our effective tax rate was above the 21.0% statutory rate primarily due to an unfavorable true-up adjustment of our 2022 income tax provision estimate associated with research and development tax credits, an increase in foreign withholding taxes and a stock-based compensation tax shortfall. For the six months ended June 30, 2023, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by an unfavorable true-up adjustment of our 2022 income tax provision estimate associated with research and development tax credits, the impact of state taxes, foreign withholding taxes and a stock-based compensation tax shortfall.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards and net deferred tax assets of our EBS subsidiary was $3.8 million as of December 31, 2023 and June 30, 2024.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net decrease to the unrecognized tax benefits liability of $0.4 million primarily due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax return examination, partially offset by a liability for research and development tax credits claimed during the six months ended June 30, 2024. We recorded a net increase to the unrecognized tax benefits liability of $0.8 million primarily for research and development tax credits claimed during the six months ended June 30, 2023.

Our condensed consolidated balance sheets included an accrual for total interest expense related to unrecognized tax benefits of $0.8 million and $0.7 million as of December 31, 2023 and June 30, 2024, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Our tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. On October 13, 2021, the Internal Revenue Service commenced an examination of our federal income tax return for 2018 and on August 12, 2022, the Internal Revenue Service expanded the examination to include our federal income tax return for 2019. On January 25, 2024, the Internal Revenue Service notified us that the income tax examination of our 2018 and 2019 federal income tax returns has been closed. As a result, we paid $0.6 million in additional federal taxes, including interest, during the three months ended June 30, 2024, and recognized a net income tax benefit of $1.7 million during the three months ended March 31, 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023

As of June 30, 2024, we did not have material undistributed foreign earnings. We have not recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 93% of our revenue, net of intersegment eliminations, for each of the three and six months ended June 30, 2024, as compared to 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended June 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$140,854	$15,073	$—	$—	$155,927
Hardware and other revenue	77,465	1,463	(860)	(188)	77,880
Total revenue	218,319	16,536	(860)	(188)	233,807
Operating income / (loss)	30,690	(4,851)	(89)	24	25,774

	Three Months Ended June 30, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$127,754	$12,678	$—	$—	$140,432
Hardware and other revenue	82,633	1,860	(881)	(169)	83,443
Total revenue	210,387	14,538	(881)	(169)	223,875
Operating income / (loss)	19,901	(3,878)	41	95	16,159

	Six Months Ended June 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$278,713	$27,558	$—	$—	$306,271
Hardware and other revenue	149,827	2,862	(1,545)	(325)	150,819
Total revenue	428,540	30,420	(1,545)	(325)	457,090
Operating income / (loss)	54,261	(9,593)	(222)	53	44,499

	Six Months Ended June 30, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$253,406	$22,420	$—	$—	$275,826
Hardware and other revenue	156,128	3,579	(1,658)	(284)	157,765
Total revenue	409,534	25,999	(1,658)	(284)	433,591
Operating income / (loss)	33,831	(9,068)	46	169	24,978

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of June 30, 2024	$1,907,486	$55,017	$(107,239)	$(17)	$1,855,247
Assets as of December 31, 2023	1,477,674	73,621	(111,725)	(7)	1,439,563

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $5.2 million and $10.4 million for the three and six months ended June 30, 2024, respectively, as compared to $5.9 million and $12.1 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2024 and 2023.

Amortization and depreciation expense was $6.8 million and $13.9 million for the Alarm.com segment for the three and six months ended June 30, 2024, respectively, as compared to $7.6 million and $15.0 million for the same periods in the prior year. Amortization and depreciation expense was $0.3 million and $0.5 million for the Other segment for the three and six months ended June 30, 2024, respectively, as compared to $0.3 million and $0.6 million for the same periods in the prior year. Additions to property and equipment were $1.9 million and $5.8 million for the Alarm.com segment for the three and six months ended

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024 and 2023
June 30, 2024, respectively, as compared to $2.8 million and $5.8 million the same periods in the prior year. Additions to property and equipment were less than $0.1 million and $0.1 million for the Other segment for the three and six months ended June 30, 2024, respectively, as compared to $0.1 million for the same periods in the prior year.

We derived substantially all revenue from North America for the three and six months ended June 30, 2024 and 2023. Substantially all of our long-lived assets were in North America as of June 30, 2024 and December 31, 2023.

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

Highlights of Second Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 67% of our revenue during each of the three and six months ended June 30, 2024, as compared to 63% and 64% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 2% of our revenue during each of the three and six months ended June 30, 2024, as compared to 3% in the same periods in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 33% of our revenue during each of the three and six months ended June 30, 2024, as compared to 37% and 36% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 11% to $155.9 million during the three months ended June 30, 2024 from $140.4 million during the three months ended June 30, 2023. SaaS and license revenue increased 11% to $306.3 million in the six months ended June 30, 2024 from $275.8 million in the six months ended June 30, 2023. Included in SaaS and license revenue was software license revenue, which decreased to $5.2 million during the three months ended June 30, 2024 from $5.9 million during the three months ended June 30, 2023. Software license revenue decreased to $10.4 million in the six months ended June 30, 2024 from $12.1 million in the six months ended June 30, 2023.

•Total revenue increased 4% to $233.8 million during the three months ended June 30, 2024 from $223.9 million during the three months ended June 30, 2023. Total revenue increased 5% to $457.1 million in the six months ended June 30, 2024 from $433.6 million in the six months ended June 30, 2023.

•Net income increased to $32.5 million during the three months ended June 30, 2024, as compared to $15.6 million during the three months ended June 30, 2023. Net income increased to $55.9 million in the six months ended June 30, 2024, as compared to $29.8 million in the six months ended June 30, 2023. Net income attributable to common stockholders increased to $33.5 million during the three months ended June 30, 2024, as compared to $15.8 million during the three months ended June 30, 2023. Net income attributable to common stockholders increased to $57.1 million in the six months ended June 30, 2024, as compared to $30.2 million in the six months ended June 30, 2023.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $42.8 million during the three months ended June 30, 2024 from $36.4 million during the three months ended June 30, 2023. Non-GAAP adjusted EBITDA increased to $79.9 million in the six months ended June 30, 2024 from $66.9 million in the six months ended June 30, 2023.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and six months ended June 30, 2024 and 2023.

Recent Developments

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029 in a private placement to qualified institutional buyers, or the 2029 Notes. The terms of the 2029 Notes are governed by an Indenture, or the 2029 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are senior unsecured obligations that bear interest at a rate of 2.25% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, and the principal amount of the 2029 Notes will not accrete. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. We used $63.1 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions and used $75.0 million to repurchase 1,117,068 shares of our common stock concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. We expect to use the remaining net proceeds from the issuance of the 2029 Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, other repurchases of our common stock, repurchases of our 2026 Notes and for working capital, operating expenses and capital expenditures.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2024, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SaaS and license revenue	$155,927	$140,432	$306,271	$275,826
Non-GAAP adjusted EBITDA	42,831	36,373	79,877	66,948

	Twelve Months Ended June 30,
	2024	2023
SaaS and license revenue renewal rate	94%	93%

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

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other expense, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense; amortization of debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense; amortization of debt issuance costs for the 2029 Notes included in interest expense; and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our 2026 Notes and 2029 Notes. We exclude interest expense in calculating non-GAAP adjusted EBITDA because we believe the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other expense, net including gains, losses or impairments on investments without readily determinable fair values and other assets, gains on settlement fees and losses on the early extinguishment of debt, when applicable, from non-GAAP adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for income taxes from non-GAAP adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and six months ended June 30, 2024 and 2023.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. As of June 30, 2024 and 2023, we had 79 and 104 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,909 employees as of June 30, 2023 to 2,033 employees as of June 30, 2024, and grew from 2,002 employees as of March 31, 2024. We expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 553 as of June 30, 2023 to 576 as of June 30, 2024 and increased from 564 as of March 31, 2024. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and we expect to increase our marketing expense in 2024 as compared to 2023. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 199 as of June 30, 2023 to 223 as of June 30, 2024 and decreased from 224 as of March 31, 2024. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 1,053 as of June 30, 2023 to 1,155 as of June 30, 2024 and increased from 1,139 as of March 31, 2024. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Expense

We record interest expense associated with our 2026 Notes, 2029 Notes and acquired debt. Interest expense in 2024 is expected to increase as compared to 2023 due to the issuance of the 2029 Notes.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, our notes receivable and our restricted cash. Interest income in 2024 will depend, in part, on our use of cash and fluctuations in interest rates.

Other Expense, Net

Other expense, net primarily consists of non-operating and miscellaneous expense and income.

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the three months ended June 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to a favorable true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits, 2024 research and development tax credits claimed, the foreign derived intangible income deduction and tax windfall benefits from employee stock-based compensation. For the six months ended June 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to a favorable true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits, 2024 research and development tax credits claimed, the foreign derived intangible income deduction, the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax examination and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, federal estimated tax payment interest expense and other nondeductible expenses. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenue:
SaaS and license revenue	$155,927	67%	$140,432	63%	$306,271	67%	$275,826	64%
Hardware and other revenue	77,880	33	83,443	37	150,819	33	157,765	36
Total revenue	233,807	100	223,875	100	457,090	100	433,591	100
Cost of revenue(1):
Cost of SaaS and license revenue	22,094	10	21,576	10	42,522	10	41,159	9
Cost of hardware and other revenue	59,188	25	64,791	29	115,275	25	121,380	28
Total cost of revenue	81,282	35	86,367	39	157,797	35	162,539	37
Operating expenses:
Sales and marketing(2)	27,837	12	23,772	10	53,291	11	50,417	12
General and administrative(2)	26,104	11	28,799	13	55,400	12	57,298	13
Research and development(2)	65,730	28	60,918	27	131,686	29	122,826	28
Amortization and depreciation	7,080	3	7,860	4	14,417	3	15,533	4
Total operating expenses	126,751	54	121,349	54	254,794	55	246,074	57
Operating income	25,774	11	16,159	7	44,499	10	24,978	6
Interest expense	(1,968)	(1)	(827)	—	(2,764)	(1)	(1,695)	—
Interest income	10,856	5	7,417	3	19,396	4	12,599	2
Other expense, net	(1,258)	(1)	(631)	—	(1,576)	—	(779)	—
Income before income taxes	33,404	14	22,118	10	59,555	13	35,103	8
Provision for income taxes	884	—	6,507	3	3,631	1	5,285	1
Net income	$32,520	14%	$15,611	7%	$55,924	12%	$29,818	7%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation expense data:	2024	2023	2024	2023
Cost of hardware and other revenue	$1	$—	$2	$—
Sales and marketing	724	892	1,479	1,924
General and administrative	3,303	3,468	6,484	6,613
Research and development	7,185	7,571	14,516	16,080
Total stock-based compensation expense	$11,213	$11,931	$22,481	$24,617

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	15%	14%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	76	78	76	77
Total cost of revenue as a percentage of total revenue	35%	39%	35%	37%

Comparison of the Three and Six Months Ended June 30, 2024 to June 30, 2023

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the three and six months ended June 30, 2024 and June 30, 2023.

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Revenue
SaaS and license revenue	$155,927	$140,432	11%	$306,271	$275,826	11%
Hardware and other revenue	77,880	83,443	(7)	150,819	157,765	(4)
Total revenue	$233,807	$223,875	4%	$457,090	$433,591	5%

The $9.9 million increase in total revenue for the three months ended June 30, 2024 as compared to the same period in the prior year was primarily the result of a $15.5 million, or 11%, increase in our SaaS and license revenue, partially offset by a $5.6 million, or 7%, decrease in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $0.7 million to $5.2 million during the three months ended June 30, 2024 as compared to $5.9 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $13.1 million for the three months ended June 30, 2024 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2023. The SaaS and license revenue for our Other segment increased $2.4 million for the three months ended June 30, 2024 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The decrease in hardware and other revenue for the three months ended June 30, 2024 as compared to the same period in the prior year was primarily from the $5.1 million decrease in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from a decrease in the volume of cameras sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $0.5 million for the three months ended June 30, 2024 as compared to the same period in the prior year primarily due to decreased sales related to our property management solution.

The $23.5 million increase in total revenue for the six months ended June 30, 2024 as compared to the same period in the prior year was primarily the result of a $30.4 million, or 11%, increase in our SaaS and license revenue, partially offset by a $6.9 million, or 4%, decrease in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.7 million to $10.4 million during the six months ended June 30, 2024, as compared to $12.1 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $25.3 million for the six months ended June 30, 2024 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2023. The SaaS and license revenue for our Other segment increased $5.1 million for the six months ended June 30, 2024 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The decrease in hardware and other revenue for the six months ended June 30, 2024 as compared to the same period in the prior year was primarily from the $6.2 million decrease in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from a decrease in the volume of cameras and thermostats sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $0.7 million for the six months ended June 30, 2024 as compared to the same period in the prior year, primarily due to decreased sales related to our property management and Heating, Ventilation and Air Conditioning solutions.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Cost of revenue(1)
Cost of SaaS and license revenue	$22,094	$21,576	2%	$42,522	$41,159	3%
Cost of hardware and other revenue	59,188	64,791	(9)	115,275	121,380	(5)
Total cost of revenue	$81,282	$86,367	(6)%	$157,797	$162,539	(3)%
% of total revenue	35%	39%		35%	37%
_____________
(1)Excludes amortization and depreciation shown in operating expenses.

The $5.1 million decrease in cost of revenue for the three months ended June 30, 2024 as compared to the same period in the prior year was the result of a $5.6 million, or 9%, decrease in cost of hardware and other revenue, partially offset by a $0.5 million, or 2%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.1 million for each of the three months ended June 30, 2024 and 2023. The cost of hardware and other revenue for the Alarm.com segment decreased $5.3 million during the three months ended June 30, 2024 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped and a decrease in costs for freight shipments. The cost of hardware and other revenue for the Other segment decreased $0.3 million during the three months ended June 30, 2024 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped and a decrease in costs for freight shipments. The cost of SaaS and license revenue for the Alarm.com segment during the three months ended June 30, 2024 remained relatively consistent with the same period in the prior year. The cost of SaaS and license revenue for the Other segment increased $0.5 million during the three months ended June 30, 2024 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for the three months ended June 30, 2024 and 78% for the same period in the prior year. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended June 30, 2024 as compared to the same period in the prior year is primarily a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for three months ended June 30, 2024 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 3% for the three months ended June 30, 2024 and 2% for the same period in the prior year.

The $4.7 million decrease in cost of revenue for the six months ended June 30, 2024 as compared to the same period in the prior year was the result of a $6.1 million, or 5%, decrease in cost of hardware and other revenue, partially offset by a $1.4 million, or 3%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.3 million for each of the six months ended June 30, 2024 and 2023. The cost of hardware and other revenue for the Alarm.com segment decreased $5.6 million during the six months ended June 30, 2024 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped and a decrease in costs for freight shipments. The cost of hardware and other revenue for the Other segment decreased $0.5 million during the three months ended June 30, 2024 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped and a decrease in costs for freight shipments. The cost of SaaS and license revenue for the Alarm.com segment during the six months ended June 30, 2024 remained relatively consistent with the same period in the prior year. The cost of SaaS and license revenue for the Other segment increased $1.3 million during the six months ended June 30, 2024 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for the six months ended June 30, 2024 and 77% for the same period in the prior year. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the six months ended June 30, 2024 as compared to the same period in the prior year is primarily a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for the six months ended June 30, 2024 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 3% for the six months ended June 30, 2024 and 2% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Sales and marketing	$27,837	$23,772	17%	$53,291	$50,417	6%
% of total revenue	12%	10%		11%	12%

The $4.1 million increase in sales and marketing expense for the three months ended June 30, 2024 as compared to the same period in the prior year was primarily due to a $1.9 million increase in marketing expense and a $1.8 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. These increases in sales and marketing expense for our Alarm.com segment were partially offset by a $0.5 million decrease in our expenses for external consultants for the three months ended June 30, 2024 as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $1.2 million for the three months ended June 30, 2024 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs, attributable in part to increases in the headcount for our sales team.

The $2.9 million increase in sales and marketing expense for the six months ended June 30, 2024 as compared to the same period in the prior year was primarily due to a $2.0 million increase in sales and marketing expense from our Other segment, primarily due to an increase in personnel and related costs for our Other segment, attributable in part to increases in the headcount for our sales team to support our growth. Sales and marketing expense from our Alarm.com segment increased $0.9 million for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily due to an increase in personnel and related costs, attributable in part to increases in the headcount for our sales team. The number of employees in sales and marketing functions increased from 553 as of June 30, 2023 to 576 as of June 30, 2024.

General and Administrative Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
General and administrative	$26,104	$28,799	(9)%	$55,400	$57,298	(3)%
% of total revenue	11%	13%		12%	13%

The $2.7 million decrease in general and administrative expense for the three months ended June 30, 2024 as compared to the same period in the prior year was primarily due to a $4.6 million decrease in legal costs for our Alarm.com segment related to intellectual property litigation, partially offset by a $0.5 million increase in consulting and recruiting costs for our Alarm.com segment. General and administrative expenses from our Other segment increased by $0.4 million for the three months ended June 30, 2024 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs.

The $1.9 million decrease in general and administrative expense for the six months ended June 30, 2024 as compared to the same period in the prior year was primarily due to a $7.6 million decrease in legal costs for our Alarm.com segment related to intellectual property litigation. This decrease in general and administrative expense was partially offset by $4.0 million increase in the provision for credit losses related to a loan we previously provided to an affiliated entity of one of our distribution partners and a $0.4 million increase in recruiting costs for the six months ended June 30, 2024 as compared to the same period in the prior year. General and administrative expenses from our Other segment increased primarily due to a $0.4 million increase in personnel and related costs for the six months ended June 30, 2024 as compared to the same period in the prior year. The overall number of employees in general and administrative functions increased from 199 as of June 30, 2023 to 223 as of June 30, 2024.

Research and Development Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Research and development	$65,730	$60,918	8%	$131,686	$122,826	7%
% of total revenue	28%	27%		29%	28%

The $4.8 million increase in research and development expense for the three months ended June 30, 2024 as compared to the same period in the prior year was primarily due to a $3.6 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $0.6 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $1.2 million for the three months ended June 30, 2024 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs.

The $8.9 million increase in research and development expense for the six months ended June 30, 2024 as compared to the same period in the prior year was primarily due to a $6.1 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $1.4 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $2.2 million for the six months ended June 30, 2024 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs. The overall number of employees in research and development functions increased from 1,053 as of June 30, 2023 to 1,155 as of June 30, 2024.

Amortization and Depreciation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Amortization and depreciation	$7,080	$7,860	(10)%	$14,417	$15,533	(7)%
% of total revenue	3%	4%		3%	4%

Amortization and depreciation decreased $0.8 million and $1.1 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to changes in amortization expense related to the intangible assets we previously acquired.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Interest expense	$(1,968)	$(827)	138%	$(2,764)	$(1,695)	63%
% of total revenue	(1)%	—%		(1)%	—%

Interest expense increased $1.1 million for each of the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to the interest expense and amortization of the debt issuance costs related to the 2029 Notes.

Interest Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Interest income	$10,856	$7,417	46%	$19,396	$12,599	54%
% of total revenue	5%	3%		4%	2%

Interest income increased $3.4 million and $6.8 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to an increase in interest income earned on cash and cash equivalents from higher amounts of cash and cash equivalents and higher interest rates. The increase in interest income was partially offset by a $0.5 million reduction to interest income for the reversal of payable in kind interest associated with a subordinated credit agreement with an affiliated entity of one of our distribution partners during the six months ended June 30, 2024, which did not occur during the six months ended June 30, 2023.

Other Expense, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Other expense, net	$(1,258)	$(631)	99%	$(1,576)	$(779)	102%
% of total revenue	(1)%	—%		—%	—%

Other expense, net increased $0.6 million and $0.8 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to an increase in non-operating and miscellaneous expenses.

Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Provision for income taxes	$884	$6,507	(86)%	$3,631	$5,285	(31)%
% of total revenue	—%	3%		1%	1%

The provision for income taxes decreased by $5.6 million and $1.7 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year. Our effective tax rate was 2.6% and 6.1% for the three and six months ended June 30, 2024, respectively, as compared to 29.4% and 15.1% for the same periods in the prior year. The decrease in the provision for income taxes for the three and six months ended June 30, 2024 as compared to the same periods in the prior year was primarily due to a favorable true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits during the three months ended June 30, 2024 as well as the unfavorable true-up adjustment of our 2022 income tax provision estimate associated with research and development tax credits during the three months ended June 30, 2023. The decrease in the provision for income taxes for the six months ended June 30, 2024 as compared to the same period in the prior year was also due to the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax examination during the six months ended June 30, 2024, which did not occur during the six months ended June 30, 2023.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 93% of our revenue, net of intersegment eliminations, for each of the three and six months ended June 30, 2024, as compared to 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,712 employees as of June 30, 2023 to 1,801 employees as of June 30, 2024 and increased from 1,780 employees as of March 31, 2024. Our Other segment increased from 197 employees as of June 30, 2023 to 232 employees as of June 30, 2024 and increased from 222 employees as of March 31, 2024. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended June 30,
	2024			2023
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$140,854	$77,465	$111,802	$127,754	$82,633	$109,267
Other	15,073	1,463	14,949	12,678	1,860	12,202
Intersegment Alarm.com	—	(860)	—	—	(881)	(120)
Intersegment Other	—	(188)	—	—	(169)	—
Total	$155,927	$77,880	$126,751	$140,432	$83,443	$121,349

	Six Months Ended June 30,
	2024			2023
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$278,713	$149,827	$226,423	$253,406	$156,128	$222,208
Other	27,558	2,862	28,371	22,420	3,579	24,106
Intersegment Alarm.com	—	(1,545)	—	—	(1,658)	(240)
Intersegment Other	—	(325)	—	—	(284)	—
Total	$306,271	$150,819	$254,794	$275,826	$157,765	$246,074

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $5.2 million and $10.4 million for the three and six months ended June 30, 2024, respectively, as compared to $5.9 million and $12.1 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2024 and 2023.

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

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,104,539	$696,983
Accounts receivable, net	123,551	130,626
Working capital	1,197,531	781,443

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of June 30, 2024 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of June 30, 2024, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of June 30, 2024, we had $1.1 billion in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.

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

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final six months of fiscal year 2024, we expect our capital expenditure requirements to be between $3.0 million and $5.0 million, primarily related to the continued build out of our leased and owned office space as well as purchases of computer software and equipment. Maturities of lease liabilities for our various office, data center and equipment leases as of June 30, 2024 are as follows: $7.1 million for the remainder of 2024, $12.6 million in 2025, $7.8 million in 2026, $2.5 million in 2027, $1.8 million in 2028 and $1.9 million in 2029 and thereafter.

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

Material Cash Requirements

As of June 30, 2024, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, other than the $500.0 million issuance of the 2029 Notes on May 31, 2024. See “Convertible Senior Notes – 2029 Notes” below for further details on our 2029 Notes.

Convertible Senior Notes - 2029 Notes

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029 in a private placement to qualified institutional buyers, or the 2029 Notes. The terms of the 2029 Notes are governed by an Indenture, or the 2029 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are senior unsecured obligations that bear interest at a rate of 2.25% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, and the principal amount of the 2029 Notes will not accrete. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs.

We may redeem for cash, all or any portion of the 2029 Notes (subject to the partial redemption limitation described below), at our option, on or after June 7, 2027, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the 2029 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. If we redeem less than all the 2029 Notes, at least $75.0 million aggregate principal amount of the 2029 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2029 Notes.

The 2029 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding January 1, 2029, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2029 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2029 Notes on each such trading day; (3) if we call any or all of the 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2029 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the 2029 Indenture.

On or after January 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2029 Notes, holders of the 2029 Notes may convert all or any portion of their 2029 Notes at any time, regardless of the foregoing conditions. Upon conversion, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal amount of the 2029 Notes with cash. The initial conversion rate for the 2029 Notes is 11.4571 shares of our common stock per $1,000 principal amount of 2029 Notes, which is equivalent to an initial conversion price of $87.28 per share of our common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2029 Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2029 Notes or if we deliver a notice of redemption in respect of some or all of the 2029 Notes, we will, under certain circumstances, increase the conversion rate of the 2029 Notes for a holder who elects to convert its 2029 Notes (or any portion thereof) in connection with such a corporate event or convert its 2029 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2029 Indenture), as the case may be.

If we undergo a fundamental change (as defined in the 2029 Indenture), subject to certain exceptions and except as described in the 2029 Indenture, holders may require us to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

The 2029 Indenture includes customary covenants and sets forth certain events of default after which the 2029 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the 2029 Notes become automatically due and payable.

We used $63.1 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions described below and used $75.0 million to repurchase 1,117,068 shares of our common stock concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. We expect to use the remaining net proceeds from the issuance of the 2029 Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, other repurchases of our common stock, repurchases of our 2026 Notes and for working capital, operating expenses and capital expenditures.

Capped Call – 2029 Notes

In connection with the offering of the 2029 Notes, we entered into privately negotiated capped call transactions with one of the initial purchasers and certain other financial institutions, at a cost of $63.1 million. The capped call transactions cover, subject to customary adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of our common stock initially underlying the 2029 Notes. The cap price of the capped call transactions is initially $134.28 per share of our common stock, which represents a premium of 100% over the closing price of our common stock on the Nasdaq Global Select Market on May 28, 2024, and is subject to certain adjustments under the terms of the capped call transactions. The exercise price is $87.28 per share of common stock, subject to customary anti-dilution adjustments that mirror corresponding adjustments for the 2029 Notes.

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

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029 in a private placement to qualified institutional buyers and received proceeds of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. The 2029 Notes are discussed in more detail above under "Convertible Senior Notes - 2029 Notes."

Dividends

We did not declare or pay dividends during the three and six months ended June 30, 2024 or 2023. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On February 15, 2023, our board of directors authorized a stock repurchase program, effective February 23, 2023, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025.

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes, the cancellation of the balance under the stock repurchase program ending February 23, 2025 and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. The full repurchase balance for this program of $100.0 million was available as of June 30, 2024. During the three and six months ended June 30, 2024, 1,117,068 shares were repurchased for $75.0 million under our stock repurchase program authorized in connection with the issuance of the 2029 Notes. During the three and six months ended June 30, 2023, 134,255 shares of our common stock were repurchased for $6.7 million under our stock repurchase program that was subsequently cancelled effective May 31, 2024.

As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2015 Equity Incentive Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $3.4 million of tax withholdings related to vesting of restricted stock units during the three and six months ended June 30, 2024. No tax withholdings related to the vesting of restricted stock units were paid during the three and six months ended June 30, 2023. We also utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities	$72,816	$33,267
Cash flows used in investing activities	(9,159)	(19,591)
Cash flows from / (used in) financing activities	346,768	(8,089)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the six months ended June 30, 2024, cash flows from operating activities were $72.8 million, compared to $33.3 million for the same period in the prior year. This $39.5 million increase in cash flows from operating activities was due to a $26.1 million increase in net income, a $11.1 million increase in non-cash and other reconciling items and a $2.3 million increase in cash from operating assets and liabilities.

The $11.1 million increase in non-cash and other reconciling items was primarily due to a $11.9 million change in deferred income taxes, which was primarily driven by the capitalization and amortization of research and development expenditures under Section 174, as well as a $4.0 million increase in the provision for credit losses on notes receivable related to a loan we provided to an affiliated entity of one of our distribution partners. These increases in non-cash and other reconciling items were partially offset by a $2.1 million decrease in stock-based compensation during the six months ended June 30, 2024 as compared to the same period in the prior year as well as a $1.2 million inventory write-down during the six months ended June 30, 2023 that did not occur during the six months ended June 30, 2024. The $2.3 million increase in cash from operating assets and liabilities was primarily due to a $17.0 million change in inventory resulting from a decrease in purchased inventory during the six months ended June 30, 2024 as compared to the same period in the prior year, partially offset by differences in the timing of disbursements and the collection of receipts.

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

For the six months ended June 30, 2024, cash flows used in investing activities were $9.2 million, compared to $19.6 million for the same period in the prior year. The $10.4 million decrease in cash flows used in investing activities was primarily due to $9.7 million paid to purchase 100% of the issued and outstanding shares of capital stock of EBS, net of cash acquired, and the $5.9 million paid to purchase certain assets from Vintra, including direct transaction costs, during the six months ended June 30, 2023, which did not occur during the six months ended June 30, 2024. The decrease in cash flows used in investing activities was partially offset by a $2.8 million increase in purchases of investments in unconsolidated entities, a $1.7 million increase in purchases of equipment as well as a $0.5 million increase in payments related to capitalized software development costs during the six months ended June 30, 2024 as compared to the same period in the prior year.

Financing Activities

Cash generated by financing activities includes proceeds from the 2026 Notes, 2029 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities includes repurchases of common stock, repayments of debt, payments of debt issuance costs and purchases of capped calls related to the 2029 Notes.

For the six months ended June 30, 2024, cash flows from financing activities were $346.8 million, compared to cash flows used in financing activities of $8.1 million for the same period in the prior year. The $354.9 million increase in cash flows from financing activities was primarily due to $486.1 million in proceeds from the issuance of the 2029 Notes, net of issuances costs paid during the six months ended June 30, 2024, as compared to the same period in the prior year. These increases in cash flows from financing activities were partially offset by a $68.3 million increase in purchases of shares of our common stock and $63.1 million purchases of capped calls related to the 2029 Notes during the six months ended June 30, 2024, which did not occur during the six months ended June 30, 2023.

Non-GAAP Measures

We define non-GAAP adjusted EBITDA as our net income before interest expense, interest income, certain activity within other expense, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense, amortization of debt issuance costs for the 2026 Notes and 2029 Notes included in interest expense, stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-GAAP adjusted EBITDA:
Net income	$32,520	$15,611	$55,924	$29,818
Adjustments:
Interest expense, interest income and certain activity within other expense, net	(8,888)	(6,590)	(16,632)	(10,904)
Provision for income taxes	884	6,507	3,631	5,285
Amortization and depreciation expense	7,080	7,860	14,417	15,533
Stock-based compensation expense	11,213	11,931	22,481	24,617
Acquisition-related expense	13	(199)	44	580
Litigation expense	9	1,253	12	2,019
Total adjustments	10,311	20,762	23,953	37,130
Non-GAAP adjusted EBITDA	$42,831	$36,373	$79,877	$66,948

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended June 30, 2024.

Market Risk

On January 20, 2021, we issued the 2026 Notes. On May 31, 2024, we issued the 2029 Notes. We carry these instruments at face value less unamortized issuance costs. However, the fair values of the 2026 Notes and 2029 Notes fluctuate when the market price of our common stock fluctuates.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we incurred costs associated with the indemnification of our service provider Central Security Group – Nationwide, Inc. (d/b/a Alert 360), or CSG, in an ongoing patent litigation. In 2018, Ubiquitous Connectivity, LP, or Ubiquitous, brought suit against CSG in U.S. District Court, Northern District of Oklahoma, alleging infringement of two U.S. patents. The case was stayed by agreement of the parties for several years while the patents in suit were challenged before the PTAB. In January 2021, the PTAB deemed 42 out of 46 claims of the two asserted patents unpatentable. Ubiquitous appealed a portion of the PTAB’s findings to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the PTAB’s ruling on August 8, 2023. As a result, only four patent claims remain at issue and the Northern District of Oklahoma case is no longer stayed. The case is currently in the discovery and claim construction phase. A claim construction hearing is scheduled for December 12, 2024. A hearing on dispositive motions, including for summary judgment, is scheduled for April 15, 2026. A trial is scheduled for July 6, 2026.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and six months ended June 30, 2024 and 2023.

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

For example, in February 2022 Russia initiated military action against Ukraine. In response, the U.S. and certain other countries imposed sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, the movement of refugees, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, which could cause further regional instability and geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In addition, in October 2023, the war between Israel and Hamas began, which has resulted in significant military activities in the region and may further escalate regional instability. The situations remain uncertain, and while it is difficult to predict the full impact of any of the foregoing, the conflicts and actions taken in response to the conflicts could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $618.0 million in 2020 to $881.7 million in 2023 and increased from $433.6 million for the six months ended June 30, 2023 to $457.1 million for the six months ended June 30, 2024. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,404 as of December 31, 2020 to 2,033 as of June 30, 2024. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our solutions operate with a hosted architecture and we update our solutions regularly while our solutions are operating. If our solutions and/or upgrades fail to operate properly, our solutions could stop functioning for a period of time, which could put our users at risk. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our network operations centers and data back-up systems, as well as the systems of the third-party technology providers we use to process certain information, such as video. Although our network operations centers have back-up computer and power systems, if there is a catastrophic event, natural disaster, terrorist attack, security breach or other extraordinary event, we may be unable to provide our subscribers with uninterrupted monitoring service or may be unable to adequately protect confidential information and data from unauthorized access or loss. Furthermore, because data back-up systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, human error, system or software updates, computer viruses, computer hacking, data corruption and a range of other hardware, software and network problems), we cannot guarantee that we will not experience data back-up failures in the future. A significant or large-scale security breach, malfunction or interruption of our network operations centers or data back-up systems could adversely affect our ability to keep our operations running efficiently or could result in unauthorized access to or loss of data. If such an event results in unauthorized access to or loss of service provider partner, subscriber, employee or other personally identifiable data subject to data privacy and security laws and regulations, then it could result in substantial fines by U.S. federal and state authorities, foreign data privacy authorities in the European Union, or the EU, Canada, and other countries, and/or private claims by companies or individuals. If a malfunction or security breach results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

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

Any of our service provider partners may choose to offer a product from one of our competitors instead of our platforms and solutions, elect to develop their own competing solutions or simply discontinue their operations with us. For example, we entered into a Patent Cross License Agreement in November 2013 with Vivint, pursuant to which we granted a license to use the intellectual property associated with our connected home solutions. Under the terms of this and subsequent arrangements, Vivint has transitioned from selling our solutions directly to its customers to selling its own home automation product to its new customers. We now generate revenue from a monthly fee charged to Vivint on a per customer basis from sales of this service provider partner’s product; however, these monthly fees are less on a per customer basis than fees we receive from our SaaS solutions. Therefore, we receive less revenue on a per customer basis from Vivint compared to our SaaS subscriber base, which may result in a lower revenue growth rate. Similarly, we entered into a patent license agreement with ADT LLC, or ADT, pursuant to which we granted a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of our master service agreement with ADT. Under the terms of the license, ADT pays us a monthly royalty for each subscriber to its branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not supported on our platforms. We must also work to expand our network of service provider partners to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available service provider partners in our markets, there are a finite number of service provider partners that are able to perform the types of technical installations required for our platforms and solutions. In the event that we saturate the available service provider pool, or if market or other forces cause the available pool of service providers to decline, it may be increasingly difficult to grow our business. If we are unable to expand our network of service provider partners, our business could be harmed.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of service provider partners to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2023, 2022 and 2021, our 10 largest revenue service provider partners or distributors accounted for 50%, 49% and 47% of our revenue, respectively. ADT represented greater than 15% but not more than 20% of our revenue in 2023, 2022 and 2021. ADT also represented more than 10% of accounts receivable as of December 31, 2023.

We amended our master service agreement with ADT, or MSA, to extend the initial term through January 1, 2023, which also includes subsequent renewal terms of one year unless either party provides written notice of non-renewal. The amendment to the MSA also provides for the integration of certain third-party products into the ADT Command and Control software platform which we operate. In connection with the amendment to the MSA, we agreed to provide ADT a license to use certain Alarm.com intellectual property following the termination or expiration of the initial term of the MSA for which ADT pays us a monthly royalty for each subscriber to its ADT branded residential interactive security, automation and video service offerings that is covered by any of our licensed patents and not enabled by one of our software platforms. We cannot assure you that we will be able to meet the conditions set forth in the amended agreement. We continue to generate revenue from each subscriber that is already installed on one of our platforms for the life of that subscriber account but the number of such subscribers would likely decline over time. While we would generate revenue from ADT subscribers not on our platform using service offerings covered by any of our licensed patents from the per subscriber royalty fee charged to ADT under the patent license, these monthly fees will be less on a per subscriber basis than fees we receive from our SaaS solutions. In addition, even if ADT continues to use other services that we offer, we cannot assure you that the revenue from ADT or new accounts added by ADT will reach or exceed historical levels in any future period. We may not be able to offset any unanticipated decline in revenue from ADT with revenues from new customers or other existing customers. Any negative developments in ADT’s business, or any significant decrease in revenue from or loss of ADT as a customer could materially and adversely harm our business, financial condition, cash flows and results of operations.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 40% of our hardware revenue for the six months ended June 30, 2024 (26%, 8% and 6% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. We are working with any impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers, or the 2026 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our credit facility and also used some of the proceeds to pay accrued interest, fees and expenses related to our credit facility, which was terminated effective January 20, 2021. On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029 in a private placement to qualified institutional buyers, or the 2029 Notes. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. We used $63.1 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions and used $75.0 million to repurchase 1,117,068 shares of our common stock concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. We currently intend to use the remaining net proceeds from the issuance of the 2026 Notes and 2029 Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, other repurchases of our common stock, repurchases of our 2026 Notes and for working capital, operating expenses and capital expenditures. We may invest a portion of the proceeds in a portfolio of securities and other investments and although we plan to follow an established investment policy and seek to minimize the credit risk associated with investments by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value, become impaired or suffer from illiquidity.

Our overall leverage and certain obligations contained in the related documentation could adversely affect our financial health and business and future operations by, among other things:

•making it more difficult to satisfy our obligations, including under the terms of the 2026 Notes and 2029 Notes;

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

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. For example, on January 20, 2021, we issued the 2026 Notes and on May 31, 2024, we issued the 2029 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. We may require additional capital to respond to the significant uncertainty arising from the Macroeconomic Conditions and we may not be able to timely secure additional debt or equity financing on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited. See “Risks Related to our Outstanding Convertible Senior Notes” below for further details on risks related to the 2026 Notes and 2029 Notes.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of June 30, 2024, we had $224.3 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 5% and 4% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. Accordingly, these shares may be able to be sold freely in the public market upon issuance as permitted by any applicable vesting requirements. See “Conversion of the 2026 Notes and 2029 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock” below for further details on the risks related to the dilutive impact of the 2026 Notes and 2029 Notes.

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

Risks Related to our Outstanding Convertible Senior Notes

We may not have the ability to raise the funds necessary to settle cash conversions of the 2026 Notes or 2029 Notes or to repurchase the 2026 Notes or 2029 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2026 Notes or 2029 Notes.

On January 20, 2021, we issued the 2026 Notes. The terms of the 2026 Notes are governed by an Indenture, or the 2026 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the 2026 Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. On May 31, 2024, we issued the 2029 Notes. The terms of the 2029 Notes are governed by an Indenture, or the 2029 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are senior unsecured obligations that bear interest at a rate of 2.25% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, and the principal amount of the 2029 Notes will not accrete. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs.

Holders of the 2026 Notes or 2029 Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes or 2029 Notes to be repurchased, plus accrued and unpaid special interest or interest, if any, as defined in the 2026 Indenture and 2029 Indenture. In addition, upon conversion of the 2026 Notes or 2029 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 Notes or 2029 Notes being converted as defined in the 2026 Indenture and 2029 Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Notes or 2029 Notes surrendered therefor or pay cash with respect to 2026 Notes or 2029 Notes being converted. In addition, our ability to repurchase the 2026 Notes or 2029 Notes or to pay cash upon conversions of the 2026 Notes or 2029 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes or 2029 Notes at a time when the repurchase is required by the 2026 Indenture and 2029 Indenture or to pay any cash payable on future conversions of the 2026 Notes or 2029 Notes as required by the 2026 Indenture and 2029 Indenture would constitute a default under the 2026 Indenture and 2029 Indenture. A default under the 2026 Indenture governing the 2026 Notes or the 2029 Indenture governing the 2029 Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Notes or 2029 Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2026 Notes or 2029 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2026 Notes or 2029 Notes is triggered, holders of 2026 Notes or 2029 Notes will be entitled to convert the 2026 Notes or 2029 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes or 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the 2026 Notes and 2029 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the 2026 Notes or 2029 Notes may dilute the ownership interests of our stockholders. Upon conversion of the 2026 Notes or 2029 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes or 2029 Notes may encourage short selling by market participants because the conversion of the 2026 Notes or 2029 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes or 2029 Notes into shares of our common stock could depress the price of our common stock.

The capped call transactions may affect the value of the 2029 Notes and our common stock.

In connection with the 2029 Notes, we entered into privately negotiated capped call transactions with one of the initial purchasers and certain other financial institutions, or the Counterparties. The capped call transactions are generally expected to reduce the potential dilution to holders of our common stock upon any conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap.

From time to time, the Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions (and are likely to do so following any conversion of 2029 Notes, any repurchase of the 2029 Notes by us on any fundamental change (as defined in the 2029 Indenture governing the 2029 Notes) repurchase date, any redemption date or any other date on which the 2029 Notes are retired by us). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2029 Notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2029 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the capped call transactions, and the capped calls may not operate as planned.

The Counterparties are financial institutions, and we will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the Counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If one of the Counterparties becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by one of the Counterparties, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the Counterparties.

In addition, the capped call transactions are complex and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification, or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029 in a private placement to qualified institutional buyers, or the 2029 Notes, in a private offering pursuant to Rule 144A under the Securities Act. The offer and sale of the 2029 Notes to the initial purchasers for the 2029 Notes was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the initial purchasers, including that such initial purchasers would only offer, sell or deliver the 2029 Notes to persons whom they reasonably believe to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.

For more information related to the 2029 Notes, see Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q as well as our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2024, which is incorporated by reference herein.

(c) Issuer Purchases of Equity Securities

On February 15, 2023, our board of directors authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025. On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes, the cancellation of the balance under the stock repurchase program ending February 23, 2025 and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. We utilize our stock repurchase program in an effort to return surplus cash to stockholders efficiently. Our board of directors determines repurchase program amounts through an analysis of projected capital needs to sustain growth as well as to meet other investing and financing criteria. In determining whether to authorize repurchases and the size of the repurchase program, our board of directors considers whether we have funds legally available to repurchase shares of common stock and various alternative uses for our cash and cash equivalents.

The stock repurchase program is designed to enable us to make both opportunistic repurchases based on market conditions at management’s discretion and consistent repurchases over time. Stock repurchases may be made through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, block trades and by any combination of the foregoing.

Our Insider Trading and Trading Window Policy prohibits our directors, officers and other employees from trading in Alarm.com securities while they are aware of material nonpublic information about Alarm.com, which would include unannounced material stock repurchase plans. The prohibition does not apply to trades made pursuant to a Rule 10b5-1 trading plan.

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to April 30, 2024	—	$—	—	$72,701,660
May 1 to May 31, 2024	1,117,068	67.14	1,117,068	100,000,000
June 1 to June 30, 2024	—	—	—	100,000,000
Total	1,117,068	$67.14	1,117,068

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
4.1(3)	Indenture, dated as of May 31, 2024, by and between Alarm.com Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee
4.2(4)	Form of Global Note, representing Alarm.com Holdings, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)
10.1(5)	Form of Confirmation for Capped Call Transactions
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

(3) Previously filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on May 31, 2024, and incorporated herein by reference.

(4) Previously filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on May 31, 2024, and incorporated herein by reference.

(5) Previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-37461), filed with the Securities and Exchange Commission on May 31, 2024, and incorporated herein by reference.

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

Alarm.com Holdings, Inc.

Date:	August 8, 2024	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)