Form 10-Q
period 2024-09-30
Alarm.com Holdings, Inc.
filed 2024-11-07
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, there were 49,429,093 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
SaaS and license revenue	$159,276	$145,027	$465,547	$420,853
Hardware and other revenue	81,221	76,827	232,040	234,592
Total revenue	240,497	221,854	697,587	655,445
Cost of revenue(1):
Cost of SaaS and license revenue	23,099	21,917	65,621	63,076
Cost of hardware and other revenue	61,649	59,488	176,924	180,868
Total cost of revenue	84,748	81,405	242,545	243,944
Operating expenses:
Sales and marketing	27,010	23,861	80,301	74,278
General and administrative	25,712	31,455	81,112	88,753
Research and development	62,221	61,014	193,907	183,840
Amortization and depreciation	7,612	7,948	22,029	23,481
Total operating expenses	122,555	124,278	377,349	370,352
Operating income	33,194	16,171	77,693	41,149
Interest expense	(4,315)	(906)	(7,079)	(2,601)
Interest income	14,384	8,493	33,780	21,092
Other expense, net	(89)	(435)	(1,665)	(1,214)
Income before income taxes	43,174	23,323	102,729	58,426
Provision for income taxes	6,718	3,972	10,349	9,257
Net income	36,456	19,351	92,380	49,169
Net loss attributable to redeemable noncontrolling interests	226	173	1,408	570
Net income attributable to common stockholders	$36,682	$19,524	$93,788	$49,739

Per share information attributable to common stockholders:
Net income attributable to common stockholders per share:
Basic	$0.74	$0.39	$1.89	$1.00
Diluted	$0.67	$0.37	$1.73	$0.94
Weighted average common shares outstanding:
Basic	49,282,514	49,917,533	49,691,263	49,782,571
Diluted	59,780,908	54,778,793	57,212,003	54,588,826
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$36,456	$19,351	$92,380	$49,169
Other comprehensive income / (loss)
Foreign currency translation adjustment	678	(752)	375	76
Total other comprehensive income / (loss)	678	(752)	375	76
Comprehensive income	37,134	18,599	92,755	49,245
Comprehensive loss attributable to redeemable noncontrolling interests	226	173	1,408	570
Comprehensive income attributable to common stockholders	$37,360	$18,772	$94,163	$49,815

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,170,605	$696,983
Accounts receivable, net of allowance for credit losses of $3,847 and $3,864, and net of allowance for product returns of $2,547 and $2,279 as of September 30, 2024 and December 31, 2023, respectively	120,977	130,626
Inventory	75,037	96,140
Other current assets, net	46,309	33,031
Total current assets	1,412,928	956,780
Property and equipment, net	64,180	54,164
Intangible assets, net	66,044	78,564
Goodwill	154,669	154,498
Deferred tax assets	180,168	131,815
Operating lease right-of-use assets	54,109	24,242
Other assets, net of allowance for credit losses of $1 and $5 as of September 30, 2024 and December 31, 2023, respectively	38,900	39,500
Total assets	$1,970,998	$1,439,563
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$115,085	$124,475
Accrued compensation	27,578	28,626
Deferred revenue	13,114	10,193
Operating lease liabilities	7,305	12,043
Total current liabilities	163,082	175,337
Deferred revenue	13,897	12,692
Convertible senior notes, net	981,977	493,515
Operating lease liabilities	66,251	20,468
Other liabilities	14,880	12,697
Total liabilities	1,240,087	714,709
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	40,610	36,308
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 52,469,598 and 51,888,838 shares issued; and 49,331,867 and 49,868,175 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	525	519
Additional paid-in capital	514,320	531,734
Treasury stock, at cost; 3,137,731 and 2,020,663 shares as of September 30, 2024 and December 31, 2023, respectively	(186,291)	(111,291)
Accumulated other comprehensive income	1,773	1,398
Retained earnings	359,974	266,186
Total stockholders’ equity	690,301	688,546
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,970,998	$1,439,563

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2024	2023
Net income	$92,380	$49,169
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	530	1,422
Reserve for product returns	2,672	2,979
Provision for credit losses on notes receivable	3,996	—
Inventory write-down	—	1,181
Amortization on patents and tooling	657	965
Amortization and depreciation	22,029	23,481
Amortization of debt issuance costs	3,296	2,357
Amortization of operating leases	9,425	8,540
Deferred income taxes	(32,739)	(42,612)
Change in fair value of contingent liability	105	23
Stock-based compensation	31,675	36,423
Loss from investment in unconsolidated entity	203	—
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	6,425	11,048
Inventory	21,195	2,750
Other current and non-current assets	(5,034)	6,423
Accounts payable, accrued expenses and other current liabilities	(4,904)	371
Deferred revenue	4,126	4,507
Operating lease liabilities	(9,171)	(10,329)
Other liabilities	3,287	(2,605)
Cash flows from operating activities	150,153	96,093
Cash flows used in investing activities:
Business acquisition, net of cash acquired	—	(9,696)
Additions to property and equipment	(7,865)	(5,349)
Issuances of notes receivable	(500)	(300)
Receipt of payments on notes receivable	38	40
Capitalized software development costs	(1,128)	(315)
Purchase of investment in unconsolidated entities	(7,052)	(200)
Purchases of other intangible assets	(46)	(5,915)
Cash flows used in investing activities	(16,553)	(21,735)
Cash flows from / (used in) financing activities:
Proceeds from issuance of convertible senior notes	500,000	—
Payments of debt issuance costs	(14,834)	—
Purchases of capped calls related to convertible senior notes	(63,050)	—
Payments of deferred consideration for acquisitions	(7,269)	(1,672)
Purchases of treasury stock, including transaction costs	(75,000)	(12,854)
Payments of tax withholdings related to vesting of restricted stock units	(3,401)	—
Purchases of redeemable noncontrolling interest	—	(832)
Payments of acquired debt	—	(3,016)
Issuances of common stock from equity-based plans	7,840	3,129
Cash flows from / (used in) financing activities	344,286	(15,245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(290)	(57)
Net increase in cash, cash equivalents and restricted cash	477,596	59,056
Cash, cash equivalents and restricted cash at beginning of the period	701,079	622,879
Cash, cash equivalents and restricted cash at end of the period	$1,178,675	$681,935

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,170,605	$679,969
Restricted cash included in other current assets and other assets	8,070	1,966
Total cash, cash equivalents and restricted cash	$1,178,675	$681,935

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2023	$36,308	51,889	$519	$531,734	2,021	$(111,291)	$1,398	$266,186	$688,546
Common stock issued in connection with equity-based plans	—	224	2	6,354	—	—	—	—	6,356
Stock-based compensation expense	—	—	—	11,339	—	—	—	—	11,339
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,595	—	—	(1,595)	—	—	—	—	(1,595)
Net income / (loss) attributable to common stockholders	(191)	—	—	—	—	—	—	23,595	23,595
Other comprehensive loss	—	—	—	—	—	—	(147)	—	(147)
Balance as of March 31, 2024	$37,712	52,113	$521	$547,832	2,021	$(111,291)	$1,251	$289,781	$728,094
Common stock issued in connection with equity-based plans	—	209	2	376	—	—	—	—	378
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(559)	1,117	(75,000)	—	—	(75,559)
Tax withholding related to vesting of restricted stock units	—	—	—	(3,401)	—	—	—	—	(3,401)
Stock-based compensation expense	—	—	—	11,250	—	—	—	—	11,250
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,212	—	—	(1,212)	—	—	—	—	(1,212)
Purchases of capped calls related to convertible senior notes, net of tax	—	—	—	(47,436)	—	—	—	—	(47,436)
Net income / (loss) attributable to common stockholders	(991)	—	—	—	—	—	—	33,511	33,511
Other comprehensive loss	—	—	—	—	—	—	(156)	—	(156)
Balance as of June 30, 2024	$37,933	52,322	$523	$506,850	3,138	$(186,291)	$1,095	$323,292	$645,469
Common stock issued in connection with equity-based plans	—	148	2	1,104	—	—	—	—	1,106
Changes in excise tax related to previous stock repurchases	—	—	—	51	—	—	—	—	51
Stock-based compensation expense	—	—	—	9,218	—	—	—	—	9,218
Accretion adjustments of redeemable noncontrolling interests to redemption values	2,903	—	—	(2,903)	—	—	—	—	(2,903)
Net income / (loss) attributable to common stockholders	(226)	—	—	—	—	—	—	36,682	36,682
Other comprehensive income	—	—	—	—	—	—	678	—	678
Balance as of September 30, 2024	$40,610	52,470	$525	$514,320	3,138	$(186,291)	$1,773	$359,974	$690,301

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity — (Continued)
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2022	$23,988	50,985	$510	$497,199	1,533	$(83,993)	$—	$185,143	$598,859
Common stock issued in connection with equity-based plans	—	270	3	1,308	—	—	—	—	1,311
Stock-based compensation expense	—	—	—	12,686	—	—	—	—	12,686
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,061	—	—	(2,061)	—	—	—	—	(2,061)
Net income / (loss) attributable to common stockholders	(209)	—	—	—	—	—	—	14,416	14,416
Other comprehensive income	—	—	—	—	—	—	170	—	170
Balance as of March 31, 2023	$25,840	51,255	$513	$509,132	1,533	$(83,993)	$170	$199,559	$625,381
Common stock issued in connection with equity-based plans	—	270	2	200	—	—	—	—	202
Purchase of treasury stock	—	—	—	—	134	(6,726)	—	—	(6,726)
Stock-based compensation expense	—	—	—	11,965	—	—	—	—	11,965
Purchases of redeemable noncontrolling interest	(1,238)	—	—	406	—	—	—	—	406
Accretion adjustments of redeemable noncontrolling interest to redemption value	3,454	—	—	(3,454)	—	—	—	—	(3,454)
Net income / (loss) attributable to common stockholders	(188)	—	—	—	—	—	—	15,799	15,799
Other comprehensive income	—	—	—	—	—	—	658	—	658
Balance as of June 30, 2023	$27,868	51,525	$515	$518,249	1,667	$(90,719)	$828	$215,358	$644,231
Common stock issued in connection with equity-based plans	—	163	2	1,614	—	—	—	—	1,616
Purchase of treasury stock	—	—	—	—	105	(6,128)	—	—	(6,128)
Stock-based compensation expense	—	—	—	11,854	—	—	—	—	11,854
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,647	—	—	(2,647)	—	—	—	—	(2,647)
Net income / (loss) attributable to common stockholders	(173)	—	—	—	—	—	—	19,524	19,524
Other comprehensive loss	—	—	—	—	—	—	(752)	—	(752)
Balance as of September 30, 2023	$30,342	51,688	$517	$529,070	1,772	$(96,847)	$76	$234,882	$667,698

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024 and 2023

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval, such as Russia’s incursion into Ukraine and the conflict between Israel and regional adversaries, disruptions to global supply chains, rising interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2024, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and nine months ended September 30, 2024 from those disclosed in our Annual Report.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023

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

Recent Accounting Pronouncements

Adopted

During the three and nine months ended September 30, 2024, we did not adopt any new accounting pronouncements.

Not Yet Adopted

On November 27, 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, "Segment Reporting (Topic 280),” which revises the disclosure requirements about a public entity’s reportable segments and a reportable segment’s expenses. This amendment requires a public entity to (i) disclose significant segment expense that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, (ii) disclose an amount for other segment items by reportable segment and a description of its composition and (iii) provide annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This amendment is required to be applied retrospectively to all prior periods presented. We expect this amendment to increase the amount of disclosures we provide within Note 18 related to segment expenses in the annual reporting period ending December 31, 2024 and interim reporting periods thereafter.

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

On November 5, 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations, including purchases of inventory, employee compensation, depreciation, amortization and depletion. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses and, on an annual basis, an entity's definition of selling expenses. The amendment is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This amendment should be applied either on a prospective basis or a retrospective basis to any or all prior periods presented. We are currently assessing the impact this pronouncement will have on our consolidated financial statement disclosures.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of period balance	$10,905	$13,581	$9,099	$13,975
Commission costs and upfront payments to a customer capitalized in period	2,355	1,808	7,702	5,028
Reimbursement of previously capitalized upfront payments to customers	—	(6,774)	—	(6,774)
Amortization of contract assets	(1,822)	(1,117)	(5,363)	(4,731)
End of period balance	$11,438	$7,498	$11,438	$7,498

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of period balance	$25,907	$21,460	$22,885	$18,332
Revenue deferred in period	7,023	6,250	20,996	17,909
Revenue recognized from amounts included in contract liabilities	(5,919)	(4,871)	(16,870)	(13,402)
End of period balance	$27,011	$22,839	$27,011	$22,839

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable	$127,371	$136,769
Allowance for credit losses	(3,847)	(3,864)
Allowance for product returns	(2,547)	(2,279)
Accounts receivable, net	$120,977	$130,626

For the three and nine months ended September 30, 2024, we recorded a provision for credit losses of $0.1 million and $0.5 million, respectively, as compared to $0.8 million and $1.4 million for the same periods in the prior year.

For the three and nine months ended September 30, 2024, we recorded a reserve for product returns of $0.7 million and $2.7 million in our hardware and other revenue, respectively, as compared to $0.5 million and $3.0 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
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

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three months ended September 30, 2024, we recorded a reduction to credit loss expense for accounts receivable and notes receivable of $0.1 million and for the nine months ended September 30, 2024, we recorded credit loss expense for accounts receivable and notes receivable of $4.1 million, in general and administrative expense in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, we recorded credit loss expense for accounts receivable and notes receivable of $0.6 million and $1.1 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

Allowance for Credit Losses - Accounts Receivable

We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and nine months ended September 30, 2024, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three and nine months ended September 30, 2024, as compared to historical periods.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(3,677)	$(89)	$(2,968)	$(191)	$(3,723)	$(141)	$(2,755)	$(80)
(Provision for) / recovery of expected credit losses	(103)	(70)	(820)	15	(491)	(39)	(1,307)	(115)
Write-offs	90	2	89	19	524	23	363	38
End of period balance	$(3,690)	$(157)	$(3,699)	$(157)	$(3,690)	$(157)	$(3,699)	$(157)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$23,930	$30,452
Work-in-process	767	275
Finished goods	50,340	65,413
Total inventory	$75,037	$96,140

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
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

In consideration for the purchase of the acquired assets, we paid $5.5 million in cash on April 21, 2023, after deducting $0.3 million related to the settlement of an outstanding loan issued to Vintra during March 2023 and $1.0 million related to an agreed holdback provision. The holdback was paid during the third quarter of 2024. Additionally, we incurred $0.4 million in direct transaction costs related to legal fees during 2023 that were capitalized as a component of the consideration transferred. The $7.1 million purchase price consideration allocated to developed technology was recorded as an intangible asset at the time of the asset acquisition and is being amortized on a straight-line basis over an estimated useful life of five years. The remaining $0.1 million purchase price consideration was allocated to property and equipment.

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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2024	$154,498	$—	$154,498
Foreign currency translation adjustment	171	—	171
Balance as of September 30, 2024	$154,669	$—	$154,669

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Other	Total
Balance as of January 1, 2024	$39,294	$37,174	$1,217	$879	$—	$78,564
Intangible assets acquired	—	—	—	—	46	46
Capitalized software development costs	—	—	—	1,260	—	1,260
Amortization	(7,131)	(5,956)	(599)	(140)	—	(13,826)
Balance as of September 30, 2024	$32,163	$31,218	$618	$1,999	$46	$66,044

During the nine months ended September 30, 2024, we paid less than $0.1 million for the purchase of domain names. We recorded $4.4 million and $13.8 million of amortization related to our intangible assets for the three and nine months ended September 30, 2024, respectively, as compared to $5.6 million and $14.9 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and nine months ended September 30, 2024 and 2023.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
During the nine months ended September 30, 2024, $0.3 million of fully amortized developed technology intangible assets previously acquired were written-off in the Alarm.com segment as the technology was no longer in use.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(96,117)	$32,163	5.5
Developed technology	69,731	(38,513)	31,218	4.0
Trade name	4,474	(3,856)	618	2.9
Capitalized software development costs	2,142	(143)	1,999	3.5
Other	46	—	46	5.0
Total intangible assets	$204,673	$(138,629)	$66,044	4.7

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(88,986)	$39,294	6.2
Developed technology	70,061	(32,887)	37,174	4.7
Trade name	4,474	(3,257)	1,217	2.6
Capitalized software development costs	882	(3)	879	3.3
Total intangible assets	$203,697	$(125,133)	$78,564	5.4
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

For the three and nine months ended September 30, 2024, we recognized $0.7 million and $2.0 million of revenue from the distribution partner associated with this loan, respectively, as compared to $0.9 million and $2.5 million for the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of September 30, 2024 and December 31, 2023, $1.0 million of principal was outstanding from the service provider partner under the loan agreement.

For the three and nine months ended September 30, 2024 and 2023, we recognized less than $0.1 million and $0.1 million, respectively, of revenue from the service provider partner associated with this loan.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of September 30, 2024 and December 31, 2023, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the three and nine months ended September 30, 2024 and 2023, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of September 30, 2024 and December 31, 2023, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of September 30, 2024 and December 31, 2023, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of September 30, 2024 and December 31, 2023, our investment in the technology partner was $5.1 million.

Allowance for Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. We previously disclosed a hardware financing receivable portfolio segment; however, there has been no activity within that portfolio segment since 2022. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable during the three and nine months ended September 30, 2024.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of September 30, 2024 and December 31, 2023 was $0.2 million and $0.1 million, respectively, and is reflected in other current assets and other assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. During the nine months ended September 30, 2024, we recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with a subordinated credit agreement with the Affiliate. We did not write off any accrued interest receivable during the three months ended September 30, 2024 or the three and nine months ended September 30, 2023.

There were no purchases or sales of financial assets during the three and nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024, we wrote off $4.0 million related to a note receivable that originated in 2017 with the Affiliate and reversed the previously recorded allowance for credit losses.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Beginning of period balance	$(1)	$(2)	$(5)	$(2)
Provision for expected credit losses	—	—	(3,996)	—
Write-offs	—	—	4,000	—
End of period balance	$(1)	$(2)	$(1)	$(2)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	September 30, 2024
Loan Receivables:	2024	2023	2022	2021	2020	Prior	Total
Current	$500	$150	$1,500	$—	$1,001	$—	$3,151
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$500	$150	$1,500	$—	$1,001	$—	$3,151

	December 31, 2023
Loan Receivables:	2023	2022	2021	2020	2019	Prior	Total
Current	$150	$1,500	$—	$1,039	$—	$4,524	$7,213
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$150	$1,500	$—	$1,039	$—	$4,524	$7,213

There were no notes receivable placed on nonaccrual status as of September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024 and 2023, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of September 30, 2024 and December 31, 2023, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of September 30, 2024 and December 31, 2023, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
Prepaid Expenses

As of September 30, 2024 and December 31, 2023, $21.5 million and $14.6 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, insurance, long lead-time parts related to our inventory and our office leases.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of September 30, 2024	$1,164,218	$—	$—	$1,164,218
Equity securities with readily determinable fair value as of September 30, 2024	5,349	—	—	5,349
Money market accounts as of December 31, 2023	679,734	—	—	679,734

Liabilities:
Contingent consideration liability from acquisition as of September 30, 2024	$—	$—	$2,166	$2,166
Contingent consideration liability from acquisition as of December 31, 2023	—	—	2,061	2,061

The following table summarizes the change in fair value of the Level 3 contingent consideration liability with significant unobservable inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of period balance	$2,105	$2,020	$2,061	$—
Acquired liabilities	—	—	—	1,993
Changes in fair value included in earnings	61	(4)	105	23
End of period balance	$2,166	$2,016	$2,166	$2,016

As of September 30, 2024, $1.16 billion of our money market accounts was included in cash and cash equivalents, $6.0 million was included in other assets and $1.9 million was included in other current assets in our condensed consolidated balance sheets. As of December 31, 2023, $675.6 million of our money market accounts was included in cash and cash equivalents and $4.1 million was included in other assets in our condensed consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. Our equity securities with readily determinable fair value represent our investments in publicly traded companies, which are valued using quoted prices in active markets. During the three and nine months ended September 30, 2024, we recorded an unrealized loss on equity securities of $0.2 million. Our investments in public entities are recorded at fair value within other current assets in our condensed consolidated balance sheets and changes in fair value of the investments are recorded within other expense, net within our condensed consolidated statements of operations. See Note 12 for the carrying amounts and estimated fair values of our convertible senior notes as of September 30, 2024 and December 31, 2023.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of certain performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2025 and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2025, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. The fair value of the contingent consideration liability is included within accounts payable, accrued expenses and other current liabilities as well as other liabilities within our condensed consolidated balance sheets. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the contingent consideration liability did not materially change from the acquisition date fair value of $2.0 million as there were minor changes in the expected probability of achievement for the performance targets. The unobservable inputs used in the valuation as of September 30, 2024 included a weighted average expected achievement percentage of 89.5%, weighted by the

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
potential payout of the performance targets, including a range of 80.0% to 99.0%. The valuation also included a weighted average discount rate of 5.5%, weighted by the probability of achievement of the performance targets at various dates, including a range of 5.3% to 5.6%. Selecting another probability of expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into or out of Level 3 or reclassifications between levels of the fair value hierarchy during the three and nine months ended September 30, 2024 and 2023.

Note 10. Leases

As of September 30, 2024, we leased office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2034. In August 2014, we signed a lease for office space in Tysons, Virginia, where we relocated our corporate headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space as well as tenant improvement allowances. In August 2024, we entered into an amendment to the lease for our corporate headquarters, which extends the term of our existing leased office space to 2034 and includes two successive five-year renewal options. Additionally, the amendment provides for additional office space, parking spaces and tenant improvement allowances.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$3,472	$2,919	$9,425	$8,540
Cash paid for amounts included in the measurement of operating lease liabilities	2,420	3,533	9,171	10,329
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	34,434	1,214	37,349	5,329

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term — operating leases	8.1 years	3.0 years
Weighted-average discount rate — operating leases	8.2%	4.9%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2024	$3,289
2025	12,659
2026	11,335
2027	11,566
2028	11,293
2029 and thereafter	54,510
Total lease payments	104,652
Less: imputed interest(2)	31,096
Present value of lease liabilities	$73,556
_______________
(1)Excludes $18.3 million of legally binding minimum lease payments for leases executed but not yet commenced. There are no options to extend lease terms that were reasonably certain of being exercised included in these balances.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

We did not have any finance leases or subleases as of September 30, 2024 or December 31, 2023. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and nine months ended September 30, 2024 and 2023.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$53,682	$39,038
Accrued expenses	21,224	21,559
Income taxes payable	22,826	42,501
Holdback liability from business combinations and asset acquisitions	—	7,340
Contingent consideration liability from acquisition	1,218	—
Other current liabilities	16,135	14,037
Accounts payable, accrued expenses and other current liabilities	$115,085	$124,475

The components of other liabilities are as follows (in thousands):

	September 30, 2024	December 31, 2023
Contingent consideration liability from acquisition	$948	$2,061
Other liabilities	13,932	10,636
Other liabilities	$14,880	$12,697

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
September 30, 2024 and 2023
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

As of September 30, 2024 and December 31, 2023, the fair value of our 2026 Notes was $466.7 million and $444.8 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $54.67 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of September 30, 2024.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal	$500,000	$500,000
Unamortized debt issuance costs	(4,113)	(6,485)
Net carrying amount	$495,887	$493,515

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of debt issuance costs	$791	$787	$2,372	$2,357
Total interest expense	$791	$787	$2,372	$2,357

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
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

We used $63.1 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions described below and used $75.0 million to repurchase 1,117,068 shares of our common stock concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. We are using the remaining net proceeds from the issuance of the 2029 Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, other repurchases of our common stock, repurchases of our 2026 Notes and for working capital, operating expenses and capital expenditures.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
We account for the 2029 Notes as a liability. The debt issuance costs are presented as a deduction from the outstanding principal balance of the 2029 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2029 Notes at a rate of 2.9%.

As of September 30, 2024, the fair value of our 2029 Notes was $477.9 million. The fair value was determined based on the quoted price of the 2029 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $54.67 on the last trading day of the quarter, the if-converted value of the 2029 Notes did not exceed the principal amount of $500.0 million as of September 30, 2024.

The net carrying amount of the liability component of the 2029 Notes is as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal	$500,000	$—
Unamortized debt issuance costs	(13,910)	—
Net carrying amount	$486,090	$—

Interest expense related to the 2029 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$2,812	$—	$3,750	$—
Amortization of debt issuance costs	694	—	924	—
Total interest expense	$3,506	$—	$4,674	$—

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
September 30, 2024 and 2023

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
September 30, 2024 and 2023
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

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes, the cancellation of the balance under the stock repurchase program ending February 23, 2025 and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. The full repurchase balance for this program of $100.0 million was available as of September 30, 2024. No shares were repurchased under our stock repurchase program during the three months ended September 30, 2024. During the nine months ended September 30, 2024, 1,117,068 shares were repurchased for $75.0 million under our stock repurchase program. During the three and nine months ended September 30, 2023, 105,285 and 239,540 shares of our common stock were repurchased for $6.2 million and $12.9 million, respectively, under our stock repurchase program that was subsequently canceled effective May 31, 2024.

As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2015 Equity Incentive Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. No payments of tax withholdings were made related to vesting of restricted stock units during the three months ended September 30, 2024. We paid $3.4 million of tax withholdings related to vesting of restricted stock units during the nine months ended September 30, 2024. No tax withholdings related to the vesting of restricted stock units were paid during the three and nine months ended September 30, 2023. We also utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of hardware and other revenue	$—	$3	$2	$3
Sales and marketing	545	854	2,024	2,778
General and administrative	3,077	3,260	9,561	9,873
Research and development	5,572	7,689	20,088	23,769
Total stock-based compensation expense	$9,194	$11,806	$31,675	$36,423

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$1,006	$1,133	$3,139	$3,116
Restricted stock units	8,141	10,629	28,388	33,170
Employee stock purchase plan	47	44	148	137
Total stock-based compensation expense	$9,194	$11,806	$31,675	$36,423
Tax windfall benefit / (shortfall) from stock-based awards	$(34)	$(111)	$1,097	$(802)

We granted 34,000 and 133,500 stock options pursuant to our 2015 Equity Incentive Plan during the three and nine months ended September 30, 2024, respectively, as compared to 4,500 and 197,900 stock options for the same periods in the prior year. There were 11,280 and 154,273 stock options exercised during the three and nine months ended September 30, 2024, respectively, as compared to 38,044 and 121,179 stock options for the same periods in the prior year. There was an aggregate of 134,925 and 464,803 restricted stock units without performance conditions granted to certain of our employees and directors during the three and nine months ended September 30, 2024, respectively, as compared to an aggregate of 117,025 and 303,422 restricted stock units without performance conditions for the same periods in the prior year. There were no restricted stock units with performance conditions granted to our employees during the three and nine months ended September 30, 2024 and 2023. There were 121,087 and 411,870 restricted stock units without performance conditions that vested during the three and nine months ended September 30, 2024, respectively, as compared to 112,310 and 506,260 restricted stock units without performance conditions vested during the same periods in the prior year. There were zero and 33,395 restricted stock units with performance conditions that vested during the three and nine months ended September 30, 2024, respectively, as compared to zero and 39,406 restricted stock units with performance conditions, respectively, vested for the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2024	2023	2024	2023
Net income	$36,456	$19,351	$92,380	$49,169
Net loss attributable to redeemable noncontrolling interests	226	173	1,408	570
Net income attributable to common stockholders - basic (A)	36,682	19,524	93,788	49,739
Add back total interest expense, net of tax, attributable to convertible senior notes	3,234	593	5,301	1,774
Net income attributable to common stockholders - diluted (B)	$39,916	$20,117	$99,089	$51,513
Denominator:
Weighted average common shares outstanding — basic (C)	49,282,514	49,917,533	49,691,263	49,782,571
Dilutive effect of convertible senior notes, stock options and restricted stock units	10,498,394	4,861,260	7,520,740	4,806,255
Weighted average common shares outstanding — diluted (D)	59,780,908	54,778,793	57,212,003	54,588,826
Net income attributable to common stockholders per share:
Basic (A/C)	$0.74	$0.39	$1.89	$1.00
Diluted (B/D)	$0.67	$0.37	$1.73	$0.94

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	590,084	587,476	474,274	587,476
Restricted stock units	7,100	36,000	1,700	87,425

Our redeemable noncontrolling interests are related to our 86% equity ownership interests in OpenEye, and our 85% equity ownership interest in Noonlight.

We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share. We use the if-converted method when calculating the dilutive impact of the 2026 Notes and 2029 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for each of the three and nine months ended September 30, 2024 and 2023. We included 5,728,550 and 2,571,575 shares related to the 2029 Notes within the weighted average shares outstanding when calculating the diluted net income per share for each of the three and nine months ended September 30, 2024, respectively. Additionally, we included $3.2 million and $5.3 million of interest expense and debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the three and nine months ended September 30, 2024, respectively, as compared to $0.6 million and $1.8 million for the same periods in the prior year.

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
September 30, 2024 and 2023

Note 16. Significant Service Providers and Distributors

During the three and nine months ended September 30, 2024, our 10 largest revenue service provider partners or distributors accounted for 46% and 47% of our consolidated revenue, respectively, as compared to 49% and 50% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and nine months ended September 30, 2024 and 2023.

One service provider partner in the Alarm.com segment represented more than 10% of accounts receivable as of September 30, 2024 and December 31, 2023.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and nine months ended September 30, 2024, we recorded a provision for income taxes of $6.7 million and $10.3 million, respectively, resulting in an effective income tax rate of 15.6% and 10.1% for those periods. For the three and nine months ended September 30, 2023, we recorded a provision for income taxes of $4.0 million and $9.3 million, respectively, resulting in an effective income tax rate of 17.0% and 15.8% for those periods. For the three months ended September 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to 2024 research and development tax credits claimed, the foreign derived intangible income deduction and a favorable true-up adjustment of our 2023 income tax provision estimate and amended prior year state income tax returns, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. For the nine months ended September 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to a favorable true-up adjustment of our 2023 income tax provision estimate, the foreign derived intangible income deduction, 2024 research and development tax credits claimed, the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax examination and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, federal estimated tax payment interest expense and other nondeductible expenses. For the three months ended September 30, 2023, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed, the foreign derived intangible income deduction and a favorable true-up adjustment of our 2022 income tax provision estimate, partially offset by the impact of state taxes, foreign withholding taxes and a stock-based compensation tax shortfall. For the nine months ended September 30, 2023, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by an unfavorable true-up adjustment of our 2022 income tax provision estimate associated with research and development tax credits, the impact of state taxes, foreign withholding taxes, other nondeductible expenses and a stock-based compensation tax shortfall.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards and net deferred tax assets of our EBS subsidiary was $3.8 million as of December 31, 2023 and increased to $4.2 million as of September 30, 2024.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability of less than $0.1 million primarily due to a liability for research and development tax credits claimed, partially offset by the closure of the 2018 and 2019 Internal Revenue Service federal income tax return examination and the release of a state unrecognized tax benefit liability due to the statute of limitations expiration during the nine months ended September 30, 2024. We recorded a net increase to the unrecognized tax benefits liability of $1.1 million primarily for research and development tax credits claimed during the nine months ended September 30, 2023.

Our condensed consolidated balance sheets included an accrual for total interest expense related to unrecognized tax benefits of $0.8 million as of December 31, 2023 and September 30, 2024. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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
September 30, 2024 and 2023
during the three months ended June 30, 2024, and recognized a net income tax benefit of $1.7 million during the three months ended March 31, 2024.

As of September 30, 2024, we did not have material undistributed foreign earnings. We have not recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.

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

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 92% and 93% of our revenue, net of intersegment eliminations, for the three and nine months ended September 30, 2024, respectively, as compared to 93% and 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended September 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$141,319	$17,957	$—	$—	$159,276
Hardware and other revenue	80,597	1,610	(817)	(169)	81,221
Total revenue	221,916	19,567	(817)	(169)	240,497
Operating income / (loss)	34,546	(1,277)	(107)	32	33,194

	Three Months Ended September 30, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$130,711	$14,316	$—	$—	$145,027
Hardware and other revenue	76,336	1,685	(1,021)	(173)	76,827
Total revenue	207,047	16,001	(1,021)	(173)	221,854
Operating income / (loss)	18,929	(3,270)	406	106	16,171

	Nine Months Ended September 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$420,032	$45,515	$—	$—	$465,547
Hardware and other revenue	230,424	4,472	(2,362)	(494)	232,040
Total revenue	650,456	49,987	(2,362)	(494)	697,587
Operating income / (loss)	88,807	(10,870)	(329)	85	77,693

	Nine Months Ended September 30, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$384,116	$36,737	$—	$—	$420,853
Hardware and other revenue	232,464	5,263	(2,678)	(457)	234,592
Total revenue	616,580	42,000	(2,678)	(457)	655,445
Operating income / (loss)	52,761	(12,340)	453	275	41,149

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of September 30, 2024	$2,018,782	$53,902	$(101,676)	$(10)	$1,970,998
Assets as of December 31, 2023	1,477,674	73,621	(111,725)	(7)	1,439,563

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $5.0 million and $15.4 million for the three and nine months ended September 30, 2024, respectively, as compared to $5.7 million and $17.8 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2024 and 2023.

Amortization and depreciation expense was $7.4 million and $21.3 million for the Alarm.com segment for the three and nine months ended September 30, 2024, respectively, as compared to $7.7 million and $22.7 million for the same periods in the prior year. Amortization and depreciation expense was $0.2 million and $0.7 million for the Other segment for the three and nine months ended September 30, 2024, respectively, as compared to $0.2 million and $0.8 million for the same periods in the prior year. Additions to property and equipment were $12.6 million and $18.4 million for the Alarm.com segment for the three and nine

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024 and 2023
months ended September 30, 2024, respectively, as compared to $2.1 million and $7.9 million the same periods in the prior year. Additions to property and equipment were less than $0.1 million and $0.1 million for the Other segment for the three and nine months ended September 30, 2024, respectively, as compared to $0.1 million and $0.2 million for the same periods in the prior year.

We derived substantially all revenue from North America for the three and nine months ended September 30, 2024 and 2023. Substantially all of our long-lived assets were in North America as of September 30, 2024 and December 31, 2023.

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

Highlights of Third Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 66% and 67% of our revenue during the three and nine months ended September 30, 2024, respectively, as compared to 65% and 64% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 2% of our revenue during each of the three and nine months ended September 30, 2024, as compared to 3% in the same periods in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 34% and 33% of our revenue during the three and nine months ended September 30, 2024, respectively, as compared to 35% and 36% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 10% to $159.3 million during the three months ended September 30, 2024 from $145.0 million during the three months ended September 30, 2023. SaaS and license revenue increased 11% to $465.5 million in the nine months ended September 30, 2024 from $420.9 million in the nine months ended September 30, 2023. Included in SaaS and license revenue was software license revenue, which decreased to $5.0 million during the three months ended September 30, 2024 from $5.7 million during the three months ended September 30, 2023. Software license revenue decreased to $15.4 million in the nine months ended September 30, 2024 from $17.8 million in the nine months ended September 30, 2023.

•Total revenue increased 8% to $240.5 million during the three months ended September 30, 2024 from $221.9 million during the three months ended September 30, 2023. Total revenue increased 6% to $697.6 million in the nine months ended September 30, 2024 from $655.4 million in the nine months ended September 30, 2023.

•Net income increased to $36.5 million during the three months ended September 30, 2024, as compared to $19.4 million during the three months ended September 30, 2023. Net income increased to $92.4 million in the nine months ended September 30, 2024, as compared to $49.2 million in the nine months ended September 30, 2023. Net income attributable to common stockholders increased to $36.7 million during the three months ended September 30, 2024, as compared to $19.5 million during the three months ended September 30, 2023. Net income attributable to common stockholders increased to $93.8 million in the nine months ended September 30, 2024, as compared to $49.7 million in the nine months ended September 30, 2023.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $50.0 million during the three months ended September 30, 2024 from $41.4 million during the three months ended September 30, 2023. Non-GAAP adjusted EBITDA increased to $129.9 million in the nine months ended September 30, 2024 from $108.4 million in the nine months ended September 30, 2023.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and nine months ended September 30, 2024 and 2023.

Recent Developments

In August 2024, we entered into an amendment to the lease for our corporate headquarters, which extends the term of our existing leased office space to 2034 and includes two successive five-year renewal options. Additionally, the amendment provides for additional office space, parking spaces and tenant improvement allowances.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2024, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SaaS and license revenue	$159,276	$145,027	$465,547	$420,853
Non-GAAP adjusted EBITDA	49,976	41,435	129,853	108,383

	Twelve Months Ended September 30,
	2024	2023
SaaS and license revenue renewal rate	95%	93%

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

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other expense, net, provision for income taxes, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense; amortization of debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense; amortization of debt issuance costs for the May 31, 2024 issuance of $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, or the 2029 Notes, included in interest expense; and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and nine months ended September 30, 2024 and 2023.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. As of September 30, 2024 and 2023, we had 76 and 77 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

Since 2019, the U.S. government has implemented and imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain Alarm.com products manufactured overseas to additional import duties of up to 25%. The amount of the import tariff and the number of products subject to tariffs have changed numerous times based on action by the U.S. government. Less than one-third of the hardware products that we sell to our service provider partners are imported from China and could be subject to increased tariffs. While the additional import duties resulted in an increase to our cost of hardware revenue, these import duties had a modest impact on hardware revenue margins. If tariffs are increased or are expanded to apply to more of our products, such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future. We continue to monitor the changes in tariffs.

We currently expect our hardware revenue margins in 2024 to approximate the hardware revenue margins from 2023.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,986 employees as of September 30, 2023 to 2,055 employees as of September 30, 2024, and grew from 2,033 employees as of June 30, 2024. We expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 566 as of September 30, 2023 to 583 as of September 30, 2024 and increased from 576 as of June 30, 2024. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and we expect to increase our marketing expense in 2024 as compared to 2023. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 227 as of September 30, 2023 to 232 as of September 30, 2024 and increased from 223 as of June 30, 2024. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 1,116 as of September 30, 2023 to 1,164 as of September 30, 2024 and increased from 1,155 as of June 30, 2024. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the three months ended September 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to 2024 research and development tax credits claimed, the foreign derived intangible income deduction and a favorable true-up adjustment of our 2023 income tax provision estimate and amended prior year state income tax returns, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. For the nine months ended September 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to a favorable true-up adjustment of our 2023 income tax provision estimate, the foreign derived intangible income deduction, 2024 research and development tax credits claimed, the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax examination and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, federal estimated tax payment interest expense and other nondeductible expenses. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue:
SaaS and license revenue	$159,276	66%	$145,027	65%	$465,547	67%	$420,853	64%
Hardware and other revenue	81,221	34	76,827	35	232,040	33	234,592	36
Total revenue	240,497	100	221,854	100	697,587	100	655,445	100
Cost of revenue(1):
Cost of SaaS and license revenue	23,099	10	21,917	10	65,621	10	63,076	10
Cost of hardware and other revenue	61,649	25	59,488	27	176,924	25	180,868	27
Total cost of revenue	84,748	35	81,405	37	242,545	35	243,944	37
Operating expenses:
Sales and marketing(2)	27,010	11	23,861	11	80,301	11	74,278	11
General and administrative(2)	25,712	11	31,455	14	81,112	12	88,753	14
Research and development(2)	62,221	26	61,014	27	193,907	28	183,840	28
Amortization and depreciation	7,612	3	7,948	4	22,029	3	23,481	4
Total operating expenses	122,555	51	124,278	56	377,349	54	370,352	57
Operating income	33,194	14	16,171	7	77,693	11	41,149	6
Interest expense	(4,315)	(2)	(906)	—	(7,079)	(1)	(2,601)	—
Interest income	14,384	6	8,493	4	33,780	5	21,092	3
Other expense, net	(89)	—	(435)	—	(1,665)	—	(1,214)	—
Income before income taxes	43,174	18	23,323	11	102,729	15	58,426	9
Provision for income taxes	6,718	3	3,972	2	10,349	2	9,257	1
Net income	$36,456	15%	$19,351	9%	$92,380	13%	$49,169	8%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation expense data:	2024	2023	2024	2023
Cost of hardware and other revenue	$—	$3	$2	$3
Sales and marketing	545	854	2,024	2,778
General and administrative	3,077	3,260	9,561	9,873
Research and development	5,572	7,689	20,088	23,769
Total stock-based compensation expense	$9,194	$11,806	$31,675	$36,423

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	15%	14%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	76	77	76	77
Total cost of revenue as a percentage of total revenue	35%	37%	35%	37%

Comparison of the Three and Nine Months Ended September 30, 2024 to September 30, 2023

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the three and nine months ended September 30, 2024 and September 30, 2023.

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Revenue
SaaS and license revenue	$159,276	$145,027	10%	$465,547	$420,853	11%
Hardware and other revenue	81,221	76,827	6	232,040	234,592	(1)
Total revenue	$240,497	$221,854	8%	$697,587	$655,445	6%

The $18.6 million increase in total revenue for the three months ended September 30, 2024 as compared to the same period in the prior year was primarily the result of a $14.2 million, or 10%, increase in our SaaS and license revenue, and a $4.4 million, or 6%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $0.7 million to $5.0 million during the three months ended September 30, 2024 as compared to $5.7 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $10.6 million for the three months ended September 30, 2024 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2023. The SaaS and license revenue for our Other segment increased $3.6 million for the three months ended September 30, 2024 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The increase in hardware and other revenue for the three months ended September 30, 2024 as compared to the same period in the prior year was primarily from the $4.5 million increase in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from an increase in the volume of commercial video devices sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $0.1 million for the three months ended September 30, 2024 as compared to the same period in the prior year primarily due to decreased sales related to our property management solution.

The $42.1 million increase in total revenue for the nine months ended September 30, 2024 as compared to the same period in the prior year was primarily the result of a $44.7 million, or 11%, increase in our SaaS and license revenue, partially offset by a $2.6 million, or 1%, decrease in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $2.4 million to $15.4 million during the nine months ended September 30, 2024, as compared to $17.8 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $35.9 million for the nine months ended September 30, 2024 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2023, as well as an increase in our license revenue. The SaaS and license revenue for our Other segment increased $8.8 million for the nine months ended September 30, 2024 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The decrease in hardware and other revenue for the nine months ended September 30, 2024 as compared to the same period in the prior year was primarily from the $1.7 million decrease in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from a decrease in the volume of cameras sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $0.9 million for the nine months ended September 30, 2024 as compared to the same period in the prior year, primarily due to decreased sales related to our property management solution.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Cost of revenue(1)
Cost of SaaS and license revenue	$23,099	$21,917	5%	$65,621	$63,076	4%
Cost of hardware and other revenue	61,649	59,488	4	176,924	180,868	(2)
Total cost of revenue	$84,748	$81,405	4%	$242,545	$243,944	(1)%
% of total revenue	35%	37%		35%	37%
_____________
(1)Excludes amortization and depreciation shown in operating expenses.

The $3.3 million increase in cost of revenue for the three months ended September 30, 2024 as compared to the same period in the prior year was the result of a $2.1 million, or 4%, increase in cost of hardware and other revenue, and a $1.2 million, or 5%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The cost of hardware and other revenue for the Alarm.com segment increased $2.3 million during the three months ended September 30, 2024 as compared to the same period in the prior year primarily due to a change in the mix of product sales to more hardware with higher costs as well as an increase in the number of hardware units shipped. The cost of hardware and other revenue for the Other segment decreased $0.2 million during the three months ended September 30, 2024 as compared to the same period in the prior year primarily due to a change in the mix of product sales. The cost of SaaS and license revenue for the Alarm.com segment increased $0.4 million during the three months ended September 30, 2024 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $0.8 million during the three months ended September 30, 2024 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for the three months ended September 30, 2024 and 77% for the same period in the prior year. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended September 30, 2024 as compared to the same period in the prior year is primarily a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% for each of three months ended September 30, 2024 and 2023. Cost of software license revenue as a percentage of software license revenue was 3% for the three months ended September 30, 2024 and 2% for the same period in the prior year.

The $1.4 million decrease in cost of revenue for the nine months ended September 30, 2024 as compared to the same period in the prior year was the result of a $3.9 million, or 2%, decrease in cost of hardware and other revenue, partially offset by a $2.5 million, or 4%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. The cost of hardware and other revenue for the Alarm.com segment decreased $3.2 million during the nine months ended September 30, 2024 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped. The cost of hardware and other revenue for the Other segment decreased $0.7 million during the three months ended September 30, 2024 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped. The cost of SaaS and license revenue for the Alarm.com segment increased $0.5 million during the nine months ended September 30, 2024 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $2.0 million during the nine months ended September 30, 2024 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for the nine months ended September 30, 2024 and 77% for the same period in the prior year. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the nine months ended September 30, 2024 as compared to the same period in the prior year is primarily a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for the nine months ended September 30, 2024 and 15% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 3% for the nine months ended September 30, 2024 and 2% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Sales and marketing	$27,010	$23,861	13%	$80,301	$74,278	8%
% of total revenue	11%	11%		11%	11%

The $3.1 million increase in sales and marketing expense for the three months ended September 30, 2024 as compared to the same period in the prior year was primarily due to a $1.7 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, and a $0.5 million increase in marketing expense for our Alarm.com segment. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. These increases in sales and marketing expense for our Alarm.com segment were partially offset by a $0.2 million decrease in our expenses for external consultants for the three months ended September 30, 2024 as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $1.0 million for the three months ended September 30, 2024 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs, attributable in part to increases in the headcount for our sales team.

The $6.0 million increase in sales and marketing expense for the nine months ended September 30, 2024 as compared to the same period in the prior year was primarily due to a $2.7 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, and a $1.0 million increase in marketing expense for our Alarm.com segment. These increases in sales and marketing expense for our Alarm.com segment were partially offset by a $0.5 million decrease in our expenses for external consultants and recruiting for the nine months ended September 30, 2024 as compared to the same period in the prior year. Sales and marketing expense from our Other segment increased $3.0 million for the three months ended September 30, 2024 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs, attributable in part to increases in the headcount for our sales team. The number of employees in sales and marketing functions increased from 566 as of September 30, 2023 to 583 as of September 30, 2024.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
General and administrative	$25,712	$31,455	(18)%	$81,112	$88,753	(9)%
% of total revenue	11%	14%		12%	14%

The $5.7 million decrease in general and administrative expense for the three months ended September 30, 2024 as compared to the same period in the prior year was primarily due to a $6.9 million decrease in legal costs for our Alarm.com segment related to intellectual property litigation. This decrease in general and administrative expense was partially offset by a $0.7 million increase in personnel and related costs, a $0.5 million increase in consulting and recruiting costs and a $0.3 million increase in rent expense for our Alarm.com segment. General and administrative expenses from our Other segment decreased by $0.4 million for the three months ended September 30, 2024 as compared to the same period in the prior year, primarily due to a decrease in the provision for credit losses.

The $7.6 million decrease in general and administrative expense for the nine months ended September 30, 2024 as compared to the same period in the prior year was primarily due to a $14.5 million decrease in legal costs for our Alarm.com segment related to intellectual property litigation. This decrease in general and administrative expense was partially offset by a $4.0 million increase in the provision for credit losses related to a loan we previously provided to an affiliated entity of one of our distribution partners, a $0.5 million increase in rent expense, a $0.4 million increase in recruiting costs and a $0.4 million increase in personnel and related costs for the nine months ended September 30, 2024 as compared to the same period in the prior year. General and administrative expenses from our Other segment decreased $0.4 million primarily due to a decrease in the provision for credit losses for the nine months ended September 30, 2024 as compared to the same period in the prior year. The overall number of employees in general and administrative functions increased from 227 as of September 30, 2023 to 232 as of September 30, 2024.

Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Research and development	$62,221	$61,014	2%	$193,907	$183,840	5%
% of total revenue	26%	27%		28%	28%

The $1.2 million increase in research and development expense for the three months ended September 30, 2024 as compared to the same period in the prior year was primarily due to a $0.5 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $0.4 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $0.5 million for the three months ended September 30, 2024 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs.

The $10.1 million increase in research and development expense for the nine months ended September 30, 2024 as compared to the same period in the prior year was primarily due to a $6.5 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $1.7 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $2.8 million for the nine months ended September 30, 2024 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs. The overall number of employees in research and development functions increased from 1,116 as of September 30, 2023 to 1,164 as of September 30, 2024.

Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Amortization and depreciation	$7,612	$7,948	(4)%	$22,029	$23,481	(6)%
% of total revenue	3%	4%		3%	4%

Amortization and depreciation decreased $0.3 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to changes in amortization expense related to the intangible assets we previously acquired.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Interest expense	$(4,315)	$(906)	376%	$(7,079)	$(2,601)	172%
% of total revenue	(2)%	—%		(1)%	—%

Interest expense increased $3.4 million and $4.5 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to the interest expense and amortization of the debt issuance costs related to the 2029 Notes.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Interest income	$14,384	$8,493	69%	$33,780	$21,092	60%
% of total revenue	6%	4%		5%	3%

Interest income increased $5.9 million and $12.7 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to an increase in interest income earned on cash and cash equivalents from higher amounts of cash and cash equivalents and higher average interest rates during the nine months ended September 30, 2024 as compared to the same period in the prior year. The increase in interest income was partially offset by a $0.5 million reduction to interest income for the reversal of payable in kind interest associated with a subordinated credit agreement with an affiliated entity of one of our distribution partners during the nine months ended September 30, 2024, which did not occur during the nine months ended September 30, 2023.

Other Expense, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Other expense, net	$(89)	$(435)	(80)%	$(1,665)	$(1,214)	37%
% of total revenue	—%	—%		—%	—%

Other expense, net decreased $0.3 million for the three months ended September 30, 2024 and increased $0.5 million for the nine months ended September 30, 2024, as compared to the same periods in the prior year, primarily due to changes in non-operating and miscellaneous expenses.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Provision for income taxes	$6,718	$3,972	69%	$10,349	$9,257	12%
% of total revenue	3%	2%		2%	1%

The provision for income taxes increased by $2.7 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. Our effective tax rate was 15.6% and 10.1% for the three and nine months ended September 30, 2024, respectively, as compared to 17.0% and 15.8% for the same periods in the prior year. The increase in the provision for income taxes for the three months ended September 30, 2024 as compared to the same periods in the prior year was primarily due to the increase in income before income taxes. The increase in the provision for income taxes for the nine months ended September 30, 2024 as compared to the same period in the prior year was also due to the increase in income before income taxes, partially offset by a favorable true-up adjustment of our 2023 income tax provision estimate as compared to an unfavorable true-up adjustment of our 2022 income tax provision estimate and the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax examination during the nine months ended September 30, 2024, which did not occur during the nine months ended September 30, 2023.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 92% and 93% of our revenue, net of intersegment eliminations, for the three and nine months ended September 30, 2024, respectively, as compared to 93% and 94% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment increased from 1,778 employees as of September 30, 2023 to 1,815 employees as of September 30, 2024 and increased from 1,801 employees as of June 30, 2024. Our Other segment increased from 208 employees as of September 30, 2023 to 240 employees as of September 30, 2024 and increased from 232 employees as of June 30, 2024. Inter-segment revenue includes sales of hardware between our segments.

The following table presents our revenue, inter-segment revenue and operating expenses by segment (in thousands):

	Three Months Ended September 30,
	2024			2023
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$141,319	$80,597	$108,614	$130,711	$76,336	$111,477
Other	17,957	1,610	13,941	14,316	1,685	12,921
Intersegment Alarm.com	—	(817)	—	—	(1,021)	(120)
Intersegment Other	—	(169)	—	—	(173)	—
Total	$159,276	$81,221	$122,555	$145,027	$76,827	$124,278

	Nine Months Ended September 30,
	2024			2023
	SaaS and license revenue	Hardware and other revenue	Operating expenses	SaaS and license revenue	Hardware and other revenue	Operating expenses
Alarm.com	$420,032	$230,424	$335,037	$384,116	$232,464	$333,684
Other	45,515	4,472	42,312	36,737	5,263	37,028
Intersegment Alarm.com	—	(2,362)	—	—	(2,678)	(360)
Intersegment Other	—	(494)	—	—	(457)	—
Total	$465,547	$232,040	$377,349	$420,853	$234,592	$370,352

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $5.0 million and $15.4 million for the three and nine months ended September 30, 2024, respectively, as compared to $5.7 million and $17.8 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2024 and 2023.

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

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,170,605	$696,983
Accounts receivable, net	120,977	130,626
Working capital	1,249,846	781,443

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of September 30, 2024 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of September 30, 2024, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of September 30, 2024, we had $1.17 billion in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring both the risk profiles and investment strategies of money market funds.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 174, or Section 174, to eliminate the option to immediately deduct research and development expenditures in the year incurred, requiring these expenditures to be capitalized and amortized over five years for domestic expenditures and over 15 years for foreign expenditures. While we calculated the 2022 federal and state cash tax increase from Section 174 to be $38.1 million, we did not pay this additional cash tax liability as part of our 2022 estimated tax payments due to the possible deferral, modification or repeal of Section 174. The additional 2022 federal cash tax liability was included in current income taxes payable as of December 31, 2022, and was paid in February 2023. The increased 2022 state tax liability was paid in April 2023 in the amount of $7.5 million. We calculated the 2023 federal and state cash tax increase from Section 174 to be $43.5 million, which we paid in April 2024. The Section 174 impact on 2024 cash flows from operating activities will depend on, among other factors, our 2024 operating results and the level of 2024 research and development activity. Based on information currently available to us, we estimate the increased 2024 Section 174 federal and state cash tax payable for our 2024 taxable income to be in the range of $33.0 million to $38.0 million if the requirement to capitalize and amortize research and development expenditures is not deferred, modified or repealed. This estimate is based on the limited information that is currently available and is subject to change. While the largest impact will be to cash flow from operating activities, the impact for domestic research and development expenditures would continue over the five-year amortization period, but would decrease over that period and is expected to be immaterial beginning in year six.

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

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final three months of fiscal year 2024, we expect our capital expenditure requirements to be between $1.0 million and $3.0 million, primarily related to the continued build out of our leased and owned office space as well as purchases of computer software and equipment. Maturities of lease liabilities for our various office, data center and equipment leases as of September 30, 2024 are as follows: $3.3 million for the remainder of 2024, $12.7 million in 2025, $11.3 million in 2026, $11.6 million in 2027, $11.3 million in 2028 and $54.5 million in 2029 and thereafter.

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

Material Cash Requirements

As of September 30, 2024, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, other than the $500.0 million issuance of the 2029 Notes on May 31, 2024, and the additional rent payments from the amendment to the lease for our corporate headquarters executed in August 2024. See “Convertible Senior Notes – 2029 Notes” below for further details on our 2029 Notes and see "Liquidity and Capital Resources" above for the maturities of lease liabilities.

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

We used $63.1 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions described below and used $75.0 million to repurchase 1,117,068 shares of our common stock concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. We are using the remaining net proceeds from the issuance of the 2029 Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, other repurchases of our common stock, repurchases of our 2026 Notes and for working capital, operating expenses and capital expenditures.

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

Dividends

We did not declare or pay dividends during the three and nine months ended September 30, 2024 or 2023. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On February 15, 2023, our board of directors authorized a stock repurchase program, effective February 23, 2023, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025.

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes, the cancellation of the balance under the stock repurchase program ending February 23, 2025 and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. The full repurchase balance for this program of $100.0 million was available as of September 30, 2024. No shares were repurchased under our stock repurchase program during the three months ended September 30, 2024. During the nine months ended September 30, 2024, 1,117,068 shares were repurchased for $75.0 million under our stock repurchase program. During the three and nine months ended September 30, 2023, 105,285 and 239,540 shares of our common stock were repurchased for $6.2 million and $12.9 million under our stock repurchase program that was subsequently canceled effective May 31, 2024.

As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2015 Equity Incentive Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. No payments of tax withholdings were made related to vesting of restricted stock units during the three months ended September 30, 2024. We paid $3.4 million of tax withholdings related to vesting of restricted stock units during the nine months ended September 30, 2024. No tax withholdings related to the vesting of restricted stock units were paid during the three and nine months ended September 30, 2023. We also utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities	$150,153	$96,093
Cash flows used in investing activities	(16,553)	(21,735)
Cash flows from / (used in) financing activities	344,286	(15,245)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the nine months ended September 30, 2024, cash flows from operating activities were $150.2 million, compared to $96.1 million for the same period in the prior year. This $54.1 million increase in cash flows from operating activities was due to a $43.2 million increase in net income, a $7.1 million increase in non-cash and other reconciling items and a $3.8 million increase in cash from operating assets and liabilities.

The $7.1 million increase in non-cash and other reconciling items was primarily due to a $9.9 million change in deferred income taxes, which was primarily driven by the capitalization and amortization of research and development expenditures under Section 174, as well as a $4.0 million increase in the provision for credit losses on notes receivable related to a loan we provided to an affiliated entity of one of our distribution partners. These increases in non-cash and other reconciling items were partially offset by a $4.7 million decrease in stock-based compensation during the nine months ended September 30, 2024 as compared to the same period in the prior year as well as a $1.2 million inventory write-down during the nine months ended September 30, 2023 that did not occur during the nine months ended September 30, 2024. The $3.8 million increase in cash from operating assets and liabilities was primarily due to a $18.4 million change in inventory resulting from a decrease in purchased inventory during the nine months ended September 30, 2024 as compared to the same period in the prior year, partially offset by a $6.9 million reimbursement of previously capitalized upfront payments to a customer received during the nine months ended September 30, 2023 that did not occur during the nine months ended September 30, 2024, as well as differences in the timing of disbursements.

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

For the nine months ended September 30, 2024, cash flows used in investing activities were $16.6 million, compared to $21.7 million for the same period in the prior year. The $5.1 million decrease in cash flows used in investing activities was primarily due to the $9.7 million paid to purchase 100% of the issued and outstanding shares of capital stock of EBS Spółka z ograniczoną odpowiedzialnością, or EBS, net of cash acquired, and the $5.9 million paid to purchase certain assets from Vintra, Inc., or Vintra, including direct transaction costs, during the nine months ended September 30, 2023, which did not occur during the nine months ended September 30, 2024. The decrease in cash flows used in investing activities was partially offset by a $6.9 million increase in purchases of investments in unconsolidated entities, a $2.5 million increase in purchases of equipment as well as a $0.8 million increase in payments related to capitalized software development costs during the nine months ended September 30, 2024 as compared to the same period in the prior year.

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

For the nine months ended September 30, 2024, cash flows from financing activities were $344.3 million, compared to cash flows used in financing activities of $15.2 million for the same period in the prior year. The $359.5 million increase in cash flows from financing activities was primarily due to $485.2 million in proceeds from the issuance of the 2029 Notes, net of issuances costs paid during the nine months ended September 30, 2024, which did not occur during the nine months ended September 30, 2023. These increases in cash flows from financing activities were partially offset by a $62.1 million increase in purchases of shares of our common stock and $63.1 million purchases of capped calls related to the 2029 Notes during the nine months ended September 30, 2024, which did not occur during the nine months ended September 30, 2023.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-GAAP adjusted EBITDA:
Net income	$36,456	$19,351	$92,380	$49,169
Adjustments:
Interest expense, interest income and certain activity within other expense, net	(10,069)	(7,587)	(26,701)	(18,491)
Provision for income taxes	6,718	3,972	10,349	9,257
Amortization and depreciation expense	7,612	7,948	22,029	23,481
Stock-based compensation expense	9,194	11,806	31,675	36,423
Acquisition-related expense	61	(4)	105	576
Litigation expense	4	5,949	16	7,968
Total adjustments	13,520	22,084	37,473	59,214
Non-GAAP adjusted EBITDA	$49,976	$41,435	$129,853	$108,383

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended September 30, 2024.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and nine months ended September 30, 2024 and 2023.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $618.0 million in 2020 to $881.7 million in 2023 and increased from $655.4 million for the nine months ended September 30, 2023 to $697.6 million for the nine months ended September 30, 2024. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,404 as of December 31, 2020 to 2,055 as of September 30, 2024. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 41% of our hardware revenue for the nine months ended September 30, 2024 (25%, 8% and 8% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. We are working with any impacted suppliers and their subcomponent provider to determine the amount and timing of any shortfall and to mitigate risks in this part of our supply chain, but we may not be successful. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

As of September 30, 2024, we had $220.7 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 5% and 4% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

Less than one-third of the hardware products that we sell to our customers are imported from China and could be subject to increased tariffs. Other Alarm.com hardware products that are not manufactured in China may contain subcomponents made in China that could also be subject to increased tariffs. While the additional import duties have resulted in an increase to our cost of hardware revenue, these import duties had a modest impact on hardware revenue margins. If tariffs, trade restrictions, or trade barriers are expanded or interpreted by a court or governmental agency to apply to more of our products, then our exposure to future taxes and duties on such imported products and components could be significant and could have a material effect on our financial results. If our products are deemed to be subject to additional duties and taxes as determined by a court or governmental agency, we may suffer additional hardware revenue margin erosion or be required to raise our prices on certain imported products. There can be no assurance that we will not experience a disruption in our business or harm to our financial condition related to these or other changes in trade practices, and any changes to our operations or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming, and costly. Furthermore, our business may be adversely affected by retaliatory trade measures taken by China and other countries, which could materially harm our business, financial condition and results of operations. Trade barriers, or the perception that any of them could be imposed, may have a negative effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

No shares were repurchased under our stock repurchase program during the three months ended September 30, 2024.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1*^	Fourteenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated August 28, 2024
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Alarm.com Holdings, Inc.

Date:	November 7, 2024	By:	/s/ Steve Valenzuela
Steve Valenzuela
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)