Form 10-K
period 2024-12-31
Alarm.com Holdings, Inc.
filed 2025-02-20
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 was $2.04 billion, based on a closing price of $63.54 per share of the registrant's common stock as reported on The Nasdaq Global Select Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 13, 2025, there were 49,646,941 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

ALARM.COM HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "objective," "ongoing," "plan," "predict," "project," "potential," "should," "will," "would," or the negative or plural of these words or other comparable terminology intended to identify statements about the future. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Although we believe we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known to us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•the anticipated impact of the global economic uncertainty and financial market conditions caused by significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine, and in Israel and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions) on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; and our future financial and business performance;
•our ability to continue to increase revenue, maintain existing subscribers and sell new services to new and existing subscribers;
•our ability to add new service provider partners, maintain existing service provider partner relationships and increase the productivity of our service provider partners;
•the potential impact of trade policies and new or increased tariffs on our cost of hardware revenue and hardware revenue margins;
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
•our ability to stay abreast of new or modified laws and regulations, including executive orders, that currently apply or become applicable to our business both in the United States and internationally;
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
•We operate in a regulated industry and our business, operations and service provider partners are subject to various foreign, U.S. federal, state and local laws and regulations, including relating to consumer protection, licensing, Internet and data privacy, tax, tariff, sanctions, import/export restrictions or other trade barriers. Failure to comply with applicable executive orders, laws and regulations could harm our business and we may incur significant expenditures related to compliance efforts.
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

PART I.

ITEM 1. BUSINESS

Overview

Alarm.com is the leading platform for the intelligently connected property. Our cloud-based platform offers an expansive suite of Internet of Things, or IoT, solutions addressing global opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solution suite includes security, video and video analytics, energy management, access control, electric utility grid management, indoor gunshot detection, water management, health and wellness, personal safety and data-rich emergency response. During 2024, our platforms processed more than 345 billion data points generated by over 160 million connected devices. We believe this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Alarm.com has established a global network of trusted service provider partners who distribute our solutions to their customers. Our service provider partners represent a diverse range of independent businesses, and are experts at selling, installing and supporting our technology. They depend on the Alarm.com platform for connected property technology and to operate and manage their businesses efficiently.

Alarm.com primarily generates SaaS and license revenue through our service provider partners, who resell our services and pay us monthly fees. Contracts with our service provider partners typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gunshot detection sensors, gateway modules and smart thermostats. We believe our network of service providers and the length of our service relationships with residential and commercial property owners, combined with our robust SaaS platforms and over 20 years of operating experience, contribute to a compelling business model.

We have experienced significant growth since our company's inception in 2000. We generated total revenue of $939.8 million, $881.7 million and $842.6 million in 2024, 2023 and 2022, respectively. Our SaaS and license revenue was $631.2 million, $569.2 million and $520.4 million in 2024, 2023 and 2022, respectively, representing a compound annual growth rate of 10.1%. We also generated net income attributable to common stockholders of $124.1 million, $81.0 million and $56.3 million in 2024, 2023 and 2022, respectively, as well as non-GAAP adjusted EBITDA of $176.2 million, $154.0 million and $146.8 million in 2024, 2023 and 2022, respectively. See the "Non-GAAP Measures" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP, for the years ended December 31, 2024, 2023 and 2022.

Our Solutions and Integrated Platforms

Our solutions are designed to make both residential and commercial properties safer, smarter and more efficient. Our technology platforms support property owners who subscribe to our services, the hardware partners who manufacture devices that integrate with our platforms and the service provider partners who install and maintain our solutions.

The Alarm.com platform enables our service provider partners to address the needs of a broad range of residential and commercial customers. They can deploy interactive security, video monitoring, property automation, access control, energy management, gunshot detection, water management, vehicle and fleet management, and wellness and personal safety solutions as stand-alone offerings or as integrated solutions.

Residential Solutions

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

The capabilities associated with this solution include:

◦Real-Time Alerts and Always-On Monitoring. Whether the security system is armed or disarmed, the Alarm.com platform continuously monitors sensors in the property and can keep subscribers aware of system events in all kinds of situations. Notifications and reminders for any type of system event are delivered through push notifications, short message service, or SMS, or email, based on the subscriber's preference. Our proprietary algorithms help safeguard connected properties by continuously monitoring devices and sensors and learning the unique activity patterns in a property. When unexpected activity is detected, the subscriber is automatically notified.

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

◦Personal Safety and Awareness. Our suite of mobile-first products and capabilities extends security beyond the home. The offering includes Alarm.com’s Safety Button that allows subscribers and family members to connect to police, fire or emergency medical help with the press of a button in the Alarm.com app.

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

The capabilities associated with our video monitoring solution include:

◦Video Analytics. Alarm.com's artificial intelligence, or AI, driven video analytics engine provides object classification and object tracking capabilities that can distinguish between people, vehicles and animals, determine an object's direction of movement and measure the duration of activity. Subscribers can selectively control and manage notifications and assign virtual zones and multi-directional "tripwires" so they can monitor their home or business for highly specific activity. Our video analytics offering includes capabilities such as Perimeter Guard, which can proactively identify and engage would-be intruders before they can threaten physical property, and Familiar Vehicle Analytics, which enables subscribers to customize their system by tagging specific vehicles as “familiar” and enabling their video system to send alerts when a familiar or an unfamiliar vehicle is identified.

◦AI Deterrence. Our AI Deterrence, or AID, is a premium capability that works with select outdoor video cameras and can automatically engage potential intruders with a neural synthesized voice, identifying their clothing, posture and location. AID adds a cost-effective advanced layer of proactive security that enables our partners to provide professional monitoring and event response via video cameras.

◦Vacation Watch. Vacation Watch allows subscribers to schedule video monitoring start and end times providing continuous protection during extended absences. Cameras automatically disable recording based on the subscriber’s return schedule, reinforcing privacy and preventing unwarranted monitoring escalations. Vacation Watch automatically forwards video-triggered events to the monitoring station for assessment and possible intervention.

◦Video Doorbell. Alarm.com offers a full line of video doorbell options with a diversity of price points. From a single screen on the Alarm.com mobile app, subscribers can see and speak with visitors and control their door locks. The Alarm.com 750 video doorbell is a battery-free video doorbell that has a wide operating temperature range and includes Alarm.com’s video analytics software package and delivers advanced performance specifications, including an expansive field of view and two-megapixel resolution. The Alarm.com 770 video doorbell operates proprietary video analytics software that can quickly and accurately detect package deliveries and visitors while reducing unwanted alerts, such as those caused by passing vehicle traffic or swaying branches. A touch-free capability immediately activates the doorbell chime when a visitor is detected, eliminating the need to physically press a doorbell button. Alarm.com’s battery-powered 780 video doorbell gives service providers a more flexible installation option for challenging installations, particularly in international markets where regional wiring standards do not always support wired video doorbells. An on-board neural network rapidly identifies people while optimizing energy usage for extended battery life.

◦Intelligent Integration. Alarm.com’s video surveillance solution works intelligently with other devices and sensors in the property. Subscribers can create intelligent rules to capture video clips of important events to enhance security and privacy and can also integrate with other supported automation devices.

◦Live Streaming. Subscribers can securely access live video feeds through the web and mobile apps at any time.

◦Secure Cloud Storage. Video clips are uploaded to our cloud-based storage system for secure storage and remote viewing.

◦Video Alerts. Video clips can be automatically sent via SMS, push notifications or email as soon as they are recorded.

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

◦Commercial Video Analytics. Business Activity Analytics can help improve and optimize business operations. Commercial subscribers can intelligently monitor customer and employee activity, including occupancy tracking, people counting, queue monitoring, crowd gathering and heat mapping. Real-time notifications and activity reporting can help streamline customer flows, reduce wait times, measure the effectiveness of marketing campaigns and enforce occupancy limits. Perimeter Guard enhances our Business Activity Analytics solution with a layer of proactive deterrence against would-be intruders. Perimeter Guard can identify a person and automatically respond with audible alerts and flashing LED lights that inform the person that they are being monitored. We believe our 2023 acquisition of certain assets of Vintra, Inc., or Vintra, will continue to help expand our learning program and accelerate deployment of advanced video analytics commercial solutions for the Alarm.com and OpenEye platforms.

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

◦Connected Fleet Solution. Our cloud-based vehicle management solution offers professional-grade fleet management capabilities and deep integration with the Alarm.com for Business platform. Connected Fleet leverages Alarm.com’s enterprise reporting engine to provide business management and operational insights through automated reporting and alerts. With our Enterprise Dashboard capability, Connected Fleet also enables businesses to seamlessly monitor and manage vehicle fleets dispersed across thousands of locations.

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

◦Temperature Monitoring. Our temperature monitoring solution provides monitoring 24 hours a day, seven days a week, real-time alerts and historical temperature reporting to support the temperature control needs of restaurants, grocery stores, pharmacies and other single-system and multi-location commercial customers. Business owners receive alerts for out-of-range temperatures so they can quickly prevent unsafe conditions, reduce spoilage and repair malfunctioning equipment.

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

◦Cloud Cameras. OpenEye’s all-in-one video camera solution offers a cloud-based architecture, self-contained storage and onboard AI processing to flexibly address the diverse requirements of commercial customers. Offered as a subscription-based solution, OpenEye's cloud cameras leverage the suite of video management, analytics, alerting and reporting tools offered by the OpenEye platform.

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

•Gopher Info. Our AI-powered Gopher Info chatbot assistant enables our service providers’ technicians and support personnel to use natural language queries to find support information about our products and services. In response to a question, Gopher Info contextualizes, processes and summarizes information from Alarm.com's extensive database of support content, including installation guides, product summaries, specification sheets, troubleshooting best practices and training materials. This resource is accessible through the Alarm.com Partner Portal and the MobileTech application.

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

◦Market Leader. Alarm.com is a pioneer in the intelligently connected property market. In 2024, our platforms processed more than 345 billion data points generated by over 160 million connected devices. We believe the combination of the size of our subscriber base, service provider network and the volume of data generated by the integrated devices on our platforms creates a competitive advantage for us.

◦Security Grade, Cloud-Based Architecture. We built our platforms with a cloud-based, multi-tenant architecture that allows for real-time updates and upgrades. Our platforms were purpose-built from the ground up with life safety standards at the core.

◦Highly Scalable Data Analytics Engine. We processed more than 345 billion data points in 2024. As consumer preferences shift towards more proactive, intelligence-based features, we believe our investments in proprietary analytics, machine learning and AI give us a competitive advantage.

◦Trusted Brand. We believe our leading position in our space is an indicator that we have developed a trusted brand with service providers and consumers for innovative and reliable technology and service. Our iOS and Android mobile apps have each been downloaded millions of times and both apps consistently have impressive user ratings.

◦Commitment to Innovation. We continue to make significant investments in innovative research and development. Our investment resulted in hundreds of issued patents as of December 31, 2024 and numerous patent applications pending which we believe can help ensure our technology remains competitively differentiated and legally protected.

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

◦Expand international presence. We are investing in international expansion because we believe there is a significant global market opportunity for our products and services. Today, our products are currently localized and available in over 50 countries outside of North America, including Argentina, Chile, Switzerland, Turkey and the United Kingdom. We intend to continue to grow our number of international subscribers by strengthening our presence in existing markets and expanding to additional markets. In 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS Spółka z ograniczoną odpowiedzialnością, or EBS, an international producer of universal smart communicator devices, headquartered in Warsaw, Poland. When fully integrated with the Alarm.com platform, EBS communicators are expected to enable Alarm.com’s services to work with a wide range of legacy security control panels commonly deployed in international markets. In 2024, we acquired certain assets of Finland-based Kapacity.io Solutions Oy, or Kapacity.io to help accelerate deployment of a cloud-based demand response platform internationally for our EnergyHub subsidiary.

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

◦Channel expansion. Today, many consumers purchase connected devices through a security service provider. Continued growth in the connected property market has invited new participants into the space that can complement our current partner ecosystem. We intend to continue to develop partnerships with heating, ventilation and air conditioning installers, property management companies, utility companies, insurance providers and other service companies to expand avenues into residential and commercial properties.

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

We believe there is an opportunity to significantly increase the adoption of our solutions as more residential and commercial property owners adopt intelligently connected property solutions and as the major technology trends of mobile access, the IoT, cloud technology and AI continue to create opportunities to connect people with their properties in new ways.

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

Hardware and Manufacturing

We are involved in designing and manufacturing various types of hardware that enable our solutions, including:

◦Video Cameras and Doorbells. We offer a full range of high-definition video cameras and video doorbells enabled for Internet Protocol-based video monitoring services. Our indoor, outdoor, and video doorbell cameras include options for night vision capabilities, two-way voice and wired or battery-powered operation. We also offer network video recording devices for on-premise, continuous video recording seamlessly connected to our cloud platforms for remote playback through our user interfaces. All of these video products and recorders are specified to our platforms through proprietary software.

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

•Our Smart Thermostat HQ includes a built-in, cellular-based smart hub that supports compatible Z-Wave devices such as light switches, water protection sensors and sump pump monitors. It offers the full range of Alarm.com’s energy-saving capabilities as well as intelligent HVAC monitoring capabilities.

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

The traditional security and home automation market is highly fragmented. According to the Barnes Buchanan 2025 Security Alarm Industry Overview and Update report, the top six dealers represented approximately 37% of all industry recurring monthly revenue in 2023. The distribution of revenue among our service provider partners is reflective of the industry overall. ADT LLC, or ADT, represented greater than 15% but not more than 20% of our revenue in each of 2022, 2023 and 2024.

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

Our Competition

The market in which we participate for connected property solutions is fragmented, highly competitive and constantly evolving. We expect competition to continue from existing competitors as well as potential new market entrants in the interactive security, video monitoring, intelligent automation and energy management markets. Our current competitors include providers of other technology platforms for the connected property with interactive security, including Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), Ajax Systems CH, Avigilon Corporation, Brivo Inc., Digital Monitoring Products Inc., Eagle Eye Networks Inc., Hangzhou Hikvision Digital Technology Co., Ltd., Honeywell International Inc., Napco Security Technologies, Inc., Resideo Technologies Inc., SecureNet Technologies, LLC, Telular Corporation (acquired by AMETEK, Inc.), and Verkada Inc., which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers and may also be sold through our partners, including companies like Abode Systems, Inc., Arlo Technologies, Inc., Cove Smart, LLC, Scout Security, Inc. and SimpliSafe, Inc. In addition, our service provider partners compete with security solutions sold directly to subscribers, as well as managed service providers, such as cable television, telephone and broadband companies like Comcast Cable Communications, LLC and Rogers Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. and Wyze Labs, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories, including video cameras and doorbells, to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large and small technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

As of December 31, 2024, we owned 883 issued United States utility patents, one issued United States design patent and 251 issued international patents. We continue to broaden our intellectual property portfolio and file patent applications and as of December 31, 2024, we had 169 pending utility patent applications and 21 pending provisional patent applications filed in the United States. We also had 134 pending international patent applications and four international patent applications pending under the Patent Cooperation Treaty. The claims for which we have sought patent protection apply to a wide array of our products and services, including those of our subsidiaries and acquired businesses. Our portfolio of patents and patent applications applies broadly to the features and functionality of the various technology platforms we maintain as well as potential new products, services and offerings. We also have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software.

We also rely on several registered and unregistered trademarks to protect our brand. We have 46 registered trademarks in the United States, including Alarm.com and the Alarm.com logo and design, 12 registered trademarks in Canada, 13 in the United Kingdom, 12 in the European Union, and 44 in other countries.

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

Our demand response programs manage over 1.6 million connected devices for more than 70 energy utilities in North America. These programs support energy utilities as they pursue ambitious clean energy goals.

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

Our Sustainability Team is focused on integrating sustainability throughout our organization. Through the efforts of the Sustainability Team and others throughout our organization, we have improved the packaging for some of our hardware by switching to recyclable materials and eliminating polyethylene bags from our user guides. We have also replaced many of our paper manuals with online guides. The Sustainability Team has also helped establish a composting program in some of our offices and a community garden for employees at our headquarters in Tysons, Virginia and also helped with the initiative to use compostable bowls, plates, cups and utensils at our headquarters. The Sustainability Team has also promoted community events to help increase awareness about sustainability and the environment, including tree planting and park cleanup events.

Social

We are committed to providing an equal opportunity for all employees regardless of race, gender, sexual orientation, religion or other differences. We want every employee to feel valued, respected and heard. We believe recruiting from the widest available talent pool, and then facilitating collaboration among people of all experiences and backgrounds enhances our ability to innovate. To help achieve this objective, our suite of employee community groups that are open to all employees offers outlets where employees can come together over shared interests, seek support and professional mentorship, and develop the relationships that help them thrive on their teams and in the broader workplace. We previously launched Belonging, an employee-led community group that offers community events and learning opportunities centered around promoting belonging in the workplace. We continued our Women in Tech group, aimed at empowering women to grow their technical and professional skillsets and expertise as well as promoting greater allyship in tech through education.

We continue to prioritize the health and safety of our employees. We partner with a company that supports holistic well-being through a variety of trainings and information sessions offered throughout the year. We also provide virtual healthcare benefits to employees, making it safer and more convenient to get the care they need. In addition to primary care, this added benefit includes care navigation, mental health services and fitness coaching. We also provide free access to a meditation and mindfulness app that promotes well-being through guided exercises for sleep, focus and movement. We also partnered with a company that provides various family care benefits, including back-up care and access to a self-service, searchable database of providers for child, adult dependent and pet care needs. Further, we added a lifestyle spending account to reimburse employees for up to $300 per year in wellness-related expenses, such as exercise equipment, gym memberships, fitness trackers and weight loss programs. We also offer a charitable giving reimbursement program to our employees, in which they receive a partial reimbursement for charitable contributions made to 501(c)(3) organizations.

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

Our Human Capital Resources

As of December 31, 2024, we had 2,010 full-time employees, including 572 in sales and marketing, 1,127 in research and development, 237 in a general and administrative capacity and 74 who manufacture hardware for our suite of IoT solutions. As of December 31, 2024, we had 1,773 employees in our Alarm.com segment and 237 employees in our Other segment. We also engage consultants and temporary employees from time to time. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

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

•On February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT, Inc., or CHeKT. CHeKT provides a remote video monitoring service for central station operators that is compatible with a variety of cameras. We believe the acquisition of CHeKT will help to expand our opportunity to provide remote video monitoring solutions in the commercial and residential markets.

Some of our prior asset acquisitions include:

•On January 1, 2017, we acquired certain assets of ObjectVideo, Inc., or ObjectVideo, that constituted a business now called ObjectVideo Labs, LLC, or ObjectVideo Labs, including products, a technology portfolio and an engineering team. ObjectVideo was a pioneer in the fields of video analytics and computer vision with technology that extracts meaning and intelligence from video streams in real-time to enable object tracking, pattern recognition and activity identification.

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

•On November 22, 2024, we acquired certain assets of Kapacity.io to help accelerate deployment of a cloud-based demand response platform internationally for our EnergyHub subsidiary.

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

•changes in U.S. trade policies, including new or increased tariffs, sanctions or penalties on imported products;

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Annual Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the years ended December 31, 2024, 2023 and 2022.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platforms and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platforms and solutions. Negative Macroeconomic Conditions in the general economy both in the United States and abroad, including conditions resulting from inflation, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical tensions, the availability and cost of credit, fluctuations in interest rates and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad.

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

The current Macroeconomic Conditions have caused significant uncertainty and volatility in global markets, which has and may continue to cause consumer discretionary spending to decline for an unknown period of time. A prolonged economic slowdown and a material reduction in new home construction and renovation projects may result in diminished sales of our platforms and solutions. Further worsening, broadening or protracted extension of an economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

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

Since we operate on a global basis, our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war (including the ongoing conflicts in Ukraine, and in Israel and surrounding areas), terrorist activity or other similar events. From time to time, we could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. A discrete event impacting a specific asset type, customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations. In addition, it is not possible to predict the broader consequences of the conflicts, and actions taken in response to the conflicts could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $749.0 million in 2021 to $939.8 million in 2024. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,500 as of December 31, 2021 to 2,010 as of December 31, 2024. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Our advertising and sales practices and that of our U.S. service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, we have in the past incurred costs to settle alleged violations of the Telephone Consumer Protection Act, or TCPA, and no assurance can be given that we will not be exposed to future liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. State-level privacy and data security laws in California and various other U.S. states regulate our, and our service provider partners’, use, collection, and disclosure of subscribers’ personal information. A number of proposed privacy bills in other U.S. states could place restrictions on how we and our service provider partners use personal information and market to consumers in those states. Other laws and regulations, including consumer protection laws, laws and regulations governing advertising and sales practices, as well as privacy and data security laws and regulations apply in the other countries in which we operate. See “Evolving government and industry regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition” below. Furthermore, the SEC adopted expansive rules, which are currently stayed, that require public companies to disclose, among other things, information about the material impact of climate change on their business, as well as information about companies’ governance, risk management and strategy related to climate risk. Changes in laws or regulations, including as a result of the current U.S. administration, could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable executive orders, laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

Our current competitors include providers of other technology platforms for the connected property with interactive security, including Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), Ajax Systems CH, Avigilon Corporation, Brivo Inc., Digital Monitoring Products Inc., Eagle Eye Networks Inc., Hangzhou Hikvision Digital Technology Co., Ltd., Honeywell International Inc., Napco Security Technologies, Inc., Resideo Technologies Inc., SecureNet Technologies, LLC, Telular Corporation (acquired by AMETEK, Inc.), and Verkada Inc., which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers and may also be sold through our partners, including companies like Abode Systems, Inc., Arlo Technologies, Inc., Cove Smart, LLC, Scout Security, Inc. and SimpliSafe, Inc. In addition, our service provider partners compete with security solutions sold directly to subscribers, as well as managed service providers, such as cable television, telephone and broadband companies like Comcast Cable Communications, LLC and Rogers Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. and Wyze Labs, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories, including video cameras and doorbells, to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large and small technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader connected home market.

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

If our or our third-party service providers' security measures are breached, including any breaches caused by cyber-attacks, our reputation may be damaged, we may be exposed to significant liabilities under U.S. and foreign laws, and our business and results of operations may be adversely affected.

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, social engineering attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks, or those of our third-party service providers. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our platforms and solutions, including the networks of our third-party service providers, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. We continue to follow our previously implemented hybrid return to office plan that includes mandatory in-office workdays and voluntary remote workdays, which may make us more vulnerable to cyber-attacks or other security breaches.

Security breaches of, or sustained attacks against, our networks and infrastructure or those of our third-party service providers could create system disruptions and shutdowns that could result in disruptions to our operations or unauthorized access to or loss of our data. If such an event results in unauthorized access to or loss of any data subject to data privacy and security laws and regulations, then we could be subject to substantial fines by U.S. federal and state authorities, foreign data privacy authorities in the EU, Canada, and other countries, and private claims by companies or individuals. A system disruption, shutdown, or loss of data may result in adverse publicity and therefore adversely affect the market's perception of the security and reliability of our services. A cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees and the costs of any additional fraud detection activities required by law, a court or a third-party. Additionally, some of our customer contracts require us to indemnify customers from damages they may incur as a result of a breach of our networks and systems. There can be no assurance that the limitation of liability provisions in our contracts for a security breach would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim. While we maintain general liability insurance coverage and coverage for technology errors or omissions, we cannot assure you that such coverage will be available in sufficient amounts to cover one or more large claims related to a breach, will continue to be available on acceptable terms or at all. If any one of these risks materializes, our business, financial condition, cash flows or results of operations could be materially and adversely affected.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of service provider partners to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2024, 2023 and 2022, our 10 largest revenue service provider partners or distributors accounted for 46%, 50% and 49% of our revenue, respectively. ADT represented greater than 15% but not more than 20% of our revenue in 2024, 2023 and 2022. ADT also represented more than 10% of accounts receivable as of December 31, 2023.

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

Our industry is characterized by rapid technological innovation. Our platforms and solutions interact with the hardware and software technology of systems and devices located at our subscribers’ properties and we depend upon cellular, broadband and other telecommunications providers to provide communication paths to our subscribers in a timely and efficient manner. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. The discontinuation of cellular communication technology, cellular networks or other services by telecommunications service providers can affect our services and require our subscribers to upgrade to alternative and potentially more expensive, technologies. If we are unable to successfully work with our service providers on implementing new solutions, our business, financial condition, cash flows and results of operations may be adversely affected.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 46% of our hardware revenue for the year ended December 31, 2024 (29%, 10% and 7% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. For example, on February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT, on November 22, 2024, we acquired certain assets of Kapacity.io, on April 21, 2023, we acquired certain assets of Vintra, on January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS, on September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc., on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye, and on December 14, 2020, we acquired Shooter Detection Systems, LLC. Additionally, on December 16, 2021, our EnergyHub subsidiary acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and significantly impacts businesses’ handling of personal information and privacy policies and procedures. The CCPA, as well as similar data privacy laws that are currently effective in states such as Virginia, Colorado, Connecticut, Texas, Utah, Montana, Oregon, New Jersey, Nebraska, New Hampshire, Iowa and Delaware or will become effective later in 2025 or 2026 in several other states, may limit our ability to use, process and store certain data, which may decrease adoption of our platforms and solutions, affect our relationships with service provider partners and our suppliers, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. Specifically, the CCPA may subject us to regulatory fines by the State of California, individual claims, class actions, and increased commercial liabilities. In addition, the California Privacy Rights Act of 2020, or CPRA, was approved by California voters and became effective as of January 1, 2023. The CPRA, among other things, amended the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities. The CPRA also extended the CCPA’s scope to include employees’ and business contacts’ personal information, which may increase our compliance costs, legal costs and other costs of doing business.

European data protection laws, including the General Data Protection Regulation, or GDPR, generally restrict the transfer of personal data from Europe, including the European Economic Area, or EEA, UK and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield framework, a program for transferring personal data from the EEA to the United States. While the ruling did not invalidate the use of the European Commission’s Standard Contractual Clauses, or SCCs, as a valid mechanism for transferring personal data from the EEA to the United States, the CJEU required entities relying on SCCs to, among other things, verify on a case-by-case basis that the SCCs provide adequate protection of personal data under European Union, or EU, law by providing, where necessary, additional safeguards to those offered by the existing SCCs. For data transfers to the United States, these additional safeguards must be added to the SCCs in order for entities to use SCCs as a valid data transfer mechanism. Furthermore, the CJEU and the European Data Protection Board advised European data protection authorities that they would need to closely examine the laws and practices of countries outside of the EEA where EEA personal data is transferred, with a particular focus on the United States, so data transfers to the United States from the EEA are subject to increasing regulatory scrutiny following the CJEU decision.

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

We have incorporated, and expect to continue to incorporate in the future, artificial intelligence, or AI, solutions into our operations and product offerings, and the use of AI involves various risks and challenges that could adversely affect our business, financial condition or results of operations. We currently use AI to help improve our business management solutions for service provider partners, advance our data analytics engine and increase efficiency in our internal operations. For example, we leverage large language models for the Gopher Info feature of our service provider solutions, an AI-powered chatbot assistant for technicians and service providers designed to improve service provider efficiency and operations. The use, development and deployment of AI systems or the AI systems of third-party AI vendors involve inherent technical complexities and uncertainties, and these AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

The use of AI applications, including large language models, has resulted in, and may in the future result in, cybersecurity vulnerabilities or incidents that implicate the personal information, intellectual property, proprietary data or other sensitive information of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability.

The increased adoption of AI technologies in our products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications that could adversely affect our business, reputation or financial results. The regulatory landscape governing AI technologies is evolving rapidly, and various jurisdictions, including Europe and certain U.S. states, have proposed or already adopted laws governing the use, development and deployment of AI technologies. Changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business and results of operations.

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

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, in a private placement to qualified institutional buyers, or the 2026 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our credit facility and also used some of the proceeds to pay accrued interest, fees and expenses related to our credit facility, which was terminated effective January 20, 2021. On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, in a private placement to qualified institutional buyers, or the 2029 Notes. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. We used $63.1 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions and used $75.0 million to repurchase 1,117,068 shares of our common stock concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. We currently intend to use the remaining net proceeds from the issuance of the 2026 Notes and 2029 Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, other repurchases of our common stock, repurchases of our 2026 Notes and for working capital, operating expenses and capital expenditures. We invested a portion of the proceeds in a portfolio of securities and other investments. We cannot give assurances that the assets in our investment portfolio will not lose value, become impaired or suffer from illiquidity.

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

As of December 31, 2024, we had $217.4 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect and remit such taxes in the future. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting project is a project undertaken by the more than 130 member countries of the expanded Organization for Economic Cooperation and Development, or OECD, Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." Furthermore, the OECD, announced a consensus around further changes in traditional international tax principles to address, among other things, perceived challenges presented by global digital commerce, or Pillar One, and the perceived need for a minimum global effective tax rate of 15%, or Pillar Two. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rate of 15% on companies with revenues of at least 750.0 million Euros, which went into effect in 2024, subject to certain transition rules. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted such legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Under a transitional safe harbor released on July 17, 2023, the undertaxed profits rule top-up tax will be zero for each year of the transition period if that jurisdiction has a corporate tax rate of at least 20%. This undertaxed profits safe harbor transition rule will apply to us through our year ending December 31, 2025.

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

Changes in laws that apply to us could result in increased regulatory requirements and compliance costs which could harm our business, financial condition, cash flows and results of operations. For example, the SEC has adopted expansive rules that, pending litigation, would require public companies to disclose information about the material impact of climate on their businesses, as well as information about companies’ governance, risk management and strategy related to climate risk. In certain jurisdictions, regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm, and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, cash flows and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, financial condition, cash flows and results of operations.

We face many risks associated with our international business operations and our plans to expand internationally, which could harm our business, financial condition, cash flows and results of operations.

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 6%, 4% and 4% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

•increased costs due to new or increased tariffs, sanctions, penalties, trade restrictions and other trade barriers, which may increase our cost of hardware revenue and reduce our hardware revenue margins in the future;

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

•political, social, and economic instability, such as the ongoing conflicts in Ukraine, and in Israel and surrounding areas, terrorist attacks, and security concerns in general; and

•reduced or varied protection for intellectual property rights in some countries.

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

There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada and Mexico, with respect to trade policies, treaties, tariffs, customs duties, sanctions and taxes, in particular under the current U.S. administration, which has expressed a desire to impose significant new or increased tariffs on product imports from certain countries. Tariffs have subjected certain Alarm.com products manufactured overseas to additional import duties of up to 25%. The amount of the import tariff and the number of products subject to tariffs have changed numerous times based on action by the U.S. government. These imposed and announced tariffs have affected, or have the potential to affect, at least some of our imports from China.

Less than one-third of the hardware products that we sell to our customers are imported from China and could be subject to increased tariffs. Other Alarm.com hardware products that are not manufactured in China may contain subcomponents made in China that could also be subject to increased tariffs. While the additional import duties have resulted in an increase to our cost of hardware revenue, these import duties had a modest impact on hardware revenue margins. If tariffs, sanctions, trade restrictions, or trade barriers are expanded or interpreted by a court or governmental agency to apply to more of our products, then our exposure to future taxes and duties on such imported products and components could be significant and could have a material effect on our financial results. If our products are deemed to be subject to additional duties and taxes as determined by a court or governmental agency, we may suffer additional hardware revenue margin erosion or be required to raise our prices on certain imported products. There can be no assurance that we will not experience a disruption in our business or harm to our financial condition related to these or other changes in trade practices, and any changes to our operations or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming, and costly. Furthermore, our business may be adversely affected by retaliatory tariffs or trade measures taken by China and other countries, which could materially harm our business, financial condition and results of operations. Trade barriers, or the perception that any of them could be imposed, may have a negative effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

On November 11, 2021, President Biden signed into law the Secure Equipment Act of 2021 pursuant to which, on November 25, 2022, the U.S. Federal Communications Commission, or FCC, adopted rules clarifying that it will no longer review or approve any authorization application for equipment that poses an unacceptable risk to national security. The FCC's implementation of this directive prohibits future authorizations of equipment identified on the “Covered List,” which currently consists of video surveillance and telecommunications equipment produced by five Chinese electronics companies, including one of our suppliers. Although the rules apply to future authorizations of equipment, the FCC also adopted a Further Notice of Proposed Rulemaking seeking comment on future action related to existing authorizations. If the FCC adopts rules that apply retroactively to products already sold, this would likely adversely affect our business, financial condition, cash flows and results of operations.

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

Holders of the 2026 Notes or 2029 Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes or 2029 Notes to be repurchased, plus accrued and unpaid special interest or interest, if any, as defined in the 2026 Indenture and 2029 Indenture. In addition, upon conversion of the 2026 Notes or 2029 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 Notes or 2029 Notes being converted as defined in the 2026 Indenture and 2029 Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Notes or 2029 Notes surrendered therefor or pay cash with respect to 2026 Notes or 2029 Notes being converted. In addition, our ability to repurchase the 2026 Notes or 2029 Notes or to pay cash upon conversions of the 2026 Notes or 2029 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes or 2029 Notes at a time when the repurchase is required by the 2026 Indenture or 2029 Indenture or to pay any cash payable on future conversions of the 2026 Notes or 2029 Notes as required by the 2026 Indenture or 2029 Indenture would constitute a default under the 2026 Indenture or 2029 Indenture. A default under the 2026 Indenture governing the 2026 Notes or the 2029 Indenture governing the 2029 Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Notes or 2029 Notes or make cash payments upon conversions thereof.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our business is highly dependent on the processing and storage of significant amounts of data, and we have invested and will continue to invest in measures to secure this data. We have implemented and maintain a comprehensive information security program consisting of policies, procedures, and technology designed to maintain the privacy, security and integrity of our data, intellectual property, confidential information, systems and networks. Our information security program is informed by externally established sets of standards, such as those of the National Institute of Standards and Technology and the Center for Internet Security. Among other things, the program includes controls designed to limit and monitor access to our systems, networks and data, prevent inappropriate or unauthorized access or modification, and monitor for threats or vulnerability. We maintain disaster recovery solutions and implement enhancements as necessary and use technologies that assist in preventing theft and abuse of credentials and sensitive data. We also have third parties perform penetration tests as well as security assessments of mobile applications. Our information security program also includes third-party risk management processes that help us oversee and identify risks from our use of third-party service providers. Additionally, we focus our efforts on education and training for employees regarding cybersecurity and implementing security controls for contractors. We also engage consultants to conduct cybersecurity assessments and preparedness analysis. We primarily conduct our business in the United States and are expanding internationally in various other countries. Conducting expanded international operations subjects us to additional risks, including our exposure to cybersecurity incidents.

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

We have established an Information Security team led by our Chief Information Officer, who has over 30 years of experience in information technology and cloud operations. Our Information Security team is responsible for assessing, identifying and managing risks from cybersecurity threats. Managing cybersecurity risk has been integrated into our overall risk management system and is a priority that we monitor and review regularly with our board of directors. The Information Security team works closely with our Legal team to make determinations whether a cybersecurity incident has occurred and whether the incident has materially impacted or is reasonably likely to materially impact us. If a cybersecurity incident is deemed material, the incident would be communicated to various members of the Alarm.com leadership team and with the board of directors. The board of directors oversees our overall risk management system, including cybersecurity risks. The Chief Information Officer presents at quarterly Board meetings and discusses specific risk areas, including those relating to cybersecurity.

To date, there have not been any cybersecurity threats or incidents that have materially impacted or are reasonably likely to materially impact our business strategy, results of operations or financial condition. Refer to Item 1A. “Risk Factors” for a discussion of risks related to data security and the associated risks to our business.

ITEM 2. PROPERTIES

Our Facilities

Our principal office is located in Tysons, Virginia and is used by our Alarm.com segment for sales and marketing, research and development, customer service and administrative purposes. As of December 31, 2024, we occupied 210,657 square feet of commercial space in our principal office under a lease we entered into in August 2014 that is scheduled to expire in 2034. This lease agreement has been periodically amended to expand our square footage as we have continued to grow.

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

ITEM 3. LEGAL PROCEEDINGS

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Two of the patents were found unpatentable in reexamination, and EcoFactor appealed the decision with respect to one of the patents to the United States Court of Appeals for the Federal Circuit on July 9, 2024, while its time to appeal the second decision has not yet expired. The ex parte reexamination of a third patent is still ongoing, and ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the U.S. Patent Trial and Appeal Board, or PTAB, in inter partes review, and all claims were canceled on February 1, 2024.

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

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we incurred costs associated with the indemnification of our service provider Central Security Group – Nationwide, Inc. (d/b/a Alert 360), or CSG, in an ongoing patent litigation. In 2018,

Ubiquitous Connectivity, LP, or Ubiquitous, brought suit against CSG in U.S. District Court, Northern District of Oklahoma, alleging infringement of two U.S. patents. The case was stayed by agreement of the parties for several years while the patents in suit were challenged before the PTAB. In January 2021, the PTAB deemed 42 out of 46 claims of the two asserted patents unpatentable. Ubiquitous appealed a portion of the PTAB’s findings to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the PTAB’s ruling on August 8, 2023. As a result, only four patent claims remain at issue and the Northern District of Oklahoma case is no longer stayed. The case is currently in the discovery phase. The court held a claim construction hearing on December 12, 2024, but has not yet rendered a claim construction opinion. A hearing on dispositive motions, including for summary judgment, is scheduled for April 15, 2026. A trial is scheduled for July 6, 2026.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The Nasdaq Global Select Market on June 26, 2015 and trades under the symbol “ALRM.” Prior to June 26, 2015, there was no public market for our common stock. On February 13, 2025, the closing price of our common stock on The Nasdaq Global Select Market was $63.82 per share.

Holders

As of February 13, 2025, there were 20 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

The following graph shows a comparison for the period from December 31, 2019 through December 31, 2024 of the cumulative total return for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) Standard & Poor's 500 Index, or S&P 500 Index, assuming an initial investment of $100 on the last trading day for the fiscal year ended December 31, 2019 and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

$300
$250
$200
$150
$100
$50
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Alarm.com Holdings, Inc.
Nasdaq Composite
S&P 500

Recent Sales of Unregistered Securities

In May 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, in a private offering pursuant to Rule 144A under the Securities Act. The offer and sale of the 2029 Notes to the initial purchasers for the 2029 Notes was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the initial purchasers, including that such initial purchasers would only offer, sell or deliver the 2029 Notes to persons whom they reasonably believe to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.

For more information related to the 2029 Notes, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 15, 2023, our board of directors authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025. On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes, the cancellation of the balance under the stock repurchase program ending February 23, 2025, and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026.

We utilize our stock repurchase program in an effort to return surplus cash to stockholders efficiently and to offset dilution related to the issuance of stock under our 2015 Equity Incentive Plan, or 2015 Plan, and our employee stock purchase plan. Our board of directors determines repurchase program amounts through an analysis of projected capital needs to sustain growth as well as to meet other investing and financing criteria. In determining whether to authorize repurchases and the size of the repurchase program, our board of directors considers whether we have funds legally available to repurchase shares of common stock and various alternative uses for our cash and cash equivalents.

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

No shares were repurchased under our stock repurchase program during the three months ended December 31, 2024.

We withhold shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore, are excluded from our repurchase activity.

As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the consolidated balance sheets and will be excluded from amounts presented for shares purchased.

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

Overview

Alarm.com is the leading platform for the intelligently connected property. Our cloud-based platform offers an expansive suite of IoT solutions addressing global opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solution suite includes security, video and video analytics, energy management, access control, electric utility grid management, indoor gunshot detection, water management, health and wellness, personal safety and data-rich emergency response. During 2024, our platforms processed more than 345 billion data points generated by over 160 million connected devices. We believe this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

Alarm.com has established a global network of trusted service provider partners who distribute our solutions to their customers. Our service provider partners represent a diverse range of independent businesses, and are experts at selling, installing and supporting our technology. They depend on the Alarm.com platform for connected property technology and to operate and manage their businesses efficiently.

Alarm.com primarily generates SaaS and license revenue through our service provider partners, who resell our services and pay us monthly fees. Contracts with our service provider partners typically have an initial term of one year, with subsequent renewal terms of one year. Our service provider partners have indicated that they typically have three to five-year service contracts with residential and commercial property owners who use our solutions. We also generate hardware and other revenue, primarily from our service provider partners and distributors. Our hardware sales include connected devices that enable our services, such as video cameras, video recorders, gunshot detection sensors, gateway modules and smart thermostats. We believe our network of service providers and the length of our service relationships with residential and commercial property owners, combined with our robust SaaS platforms and over 20 years of operating experience, contribute to a compelling business model.

Our solutions are designed to make both residential and commercial properties safer, smarter and more efficient. Our technology platforms support property owners who subscribe to our services, the hardware partners who manufacture devices that integrate with our platforms and the service provider partners who install and maintain our solutions.

The Alarm.com platform enables our service provider partners to address the needs of a broad range of residential and commercial customers. They can deploy interactive security, video monitoring, property automation, access control, energy management, gunshot detection, water management, vehicle and fleet management, and wellness and personal safety solutions as stand-alone offerings or as integrated solutions.

Executive Overview and Highlights of 2024 and 2023 Results

Alarm.com primarily generates SaaS and license revenue, our largest source of revenue, through our service provider partners, who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 67%, 65% and 62% of our revenue in 2024, 2023 and 2022, respectively.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 2%, 3% and 3% of our revenue in 2024, 2023 and 2022, respectively.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 33%, 35% and 38% of our revenue in 2024, 2023 and 2022, respectively. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Annual Report include:

•SaaS and license revenue increased 11% to $631.2 million in 2024 from $569.2 million in 2023. SaaS and license revenue increased 9% to $569.2 million in 2023 from $520.4 million in 2022. Software license revenue decreased to $20.3 million in 2024 from $23.2 million in 2023. Software license revenue decreased to $23.2 million in 2023 from $26.8 million in 2022.

•Total revenue increased 7% to $939.8 million in 2024 from $881.7 million in 2023. Total revenue increased 5% to $881.7 million in 2023 from $842.6 million in 2022.

•Net income increased 52% to $122.5 million in 2024 from $80.3 million in 2023. Net income increased 44% to $80.3 million in 2023 from $55.6 million in 2022. Net income attributable to common stockholders increased 53% to $124.1 million in 2024 from $81.0 million in 2023. Net income attributable to common stockholders increased 44% to $81.0 million in 2023 from $56.3 million in 2022.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $176.2 million in 2024 from $154.0 million in 2023. Non-GAAP adjusted EBITDA increased to $154.0 million in 2023 from $146.8 million in 2022.

Please see Non-GAAP Measures below in this section of this Annual Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with GAAP, for the years ended December 31, 2024, 2023 and 2022.

Historical Trends within the Financial Results

Information about current period and prior period acquisitions that may affect the comparability of our historical financial information is included in Item 1. Business – Governance – Corporate Information. Information about the 2029 Notes and the related interest expense as well as changes in legal costs, which may affect the comparability of historical financial information, is disclosed in the Comparison of Years Ended December 31, 2024 to December 31, 2023 section below within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Geographic Areas

We believe there is significant opportunity to expand our international business, as 6% of our total revenue during the year ended December 31, 2024 originated from customers located outside of North America. Our products are currently localized and available in over 50 countries outside of North America. On November 22, 2024, we acquired certain assets of Kapacity.io to help accelerate deployment of a cloud-based demand response platform internationally for our EnergyHub subsidiary.

Recent Developments

On January 30, 2025, we entered into a senior secured loan agreement with a service provider partner, under which a term loan was provided to the service provider partner in the original principal amount of $21.5 million, which loan is collateralized by the assets of the service provider partner. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030.

On February 10, 2025, Alarm.com Incorporated acquired 81% of the issued and outstanding shares of capital stock of CHeKT. CHeKT provides a remote video monitoring service for central station operators that is compatible with a variety of cameras. We believe the acquisition of CHeKT will help to expand our opportunity to provide remote video monitoring solutions in the commercial and residential markets.

In consideration for the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, we paid $23.6 million in cash on February 10, 2025, after deducting $3.7 million related to agreed holdback provisions. We are currently evaluating the accounting treatment of this acquisition and are in the process of completing the preliminary purchase price allocation of the assets acquired and liabilities assumed.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create tariffs, supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
SaaS and license revenue	$631,198	$569,200	$520,377
Non-GAAP adjusted EBITDA	176,239	153,967	146,848
SaaS and license revenue renewal rate	95%	94%	94%

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

We record interest expense primarily related to our 2026 Notes and 2029 Notes. We exclude interest expense in calculating non-GAAP adjusted EBITDA because we believe the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other (expense) / income, net including gains, losses or impairments on investments without readily determinable fair values and other assets, gains and losses from equity method investments, gains on settlement fees and losses on the early extinguishment of debt, when applicable, from non-GAAP adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for income taxes from non-GAAP adjusted EBITDA because we do not consider this tax adjustment to be part of our ongoing results of operations.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the years ended December 31, 2024, 2023 and 2022.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. As of December 31, 2024 and 2023, we had 74 and 77 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

We currently expect our hardware revenue margins in 2025 to approximate the hardware revenue margins experienced during 2024.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 1,989 employees as of January 1, 2024 to 2,010 employees as of December 31, 2024. We expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 565 as of January 1, 2024 to 572 as of December 31, 2024. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and we expect to increase our marketing expense in 2025 as compared to 2024. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

General and Administrative Expense. General and administrative expense consists primarily of personnel and related expenses for our administrative, legal, human resources, finance and accounting personnel, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Additional expenses included in this category are legal costs, including those that are incurred to defend and license our intellectual property, as well as non-personnel costs, such as travel-related expenses, rent, subcontracting and professional fees, audit fees, tax services, and insurance expenses. Also included in general and administrative expenses are credit losses and acquisition-related expenses, which consist primarily of legal, accounting and professional service fees directly related to acquisitions and valuation gains or losses on acquisition-related contingent liabilities.

The number of employees in general and administrative functions increased from 229 as of January 1, 2024 to 237 as of December 31, 2024. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 1,118 as of January 1, 2024 to 1,127 as of December 31, 2024. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Expense

We record interest expense associated with our 2026 Notes, 2029 Notes and acquired debt. Interest expense in 2025 is expected to increase as compared to 2024 due to the issuance of the 2029 Notes.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, our notes receivable and our restricted cash. Interest income in 2025 will depend, in part, on our use of cash and fluctuations in interest rates.

Other (Expense) / Income, Net

Other (expense) / income, net primarily consists of non-operating and miscellaneous expense and income.

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the year ended December 31, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed, the foreign derived intangible income deduction and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our selected consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

Consolidated Statements of Operations
	Year Ended December 31,
	2024		2023		2022
Revenue:
SaaS and license revenue	$631,198	67%	$569,200	65%	$520,377	62%
Hardware and other revenue	308,629	33	312,482	35	322,182	38
Total revenue	939,827	100	881,682	100	842,559	100
Cost of revenue(1):
Cost of SaaS and license revenue	89,512	10	85,898	10	73,897	9
Cost of hardware and other revenue	236,637	25	239,261	27	268,684	32
Total cost of revenue	326,149	35	325,159	37	342,581	41
Operating expenses:
Sales and marketing (2)	111,242	12	100,226	11	92,748	11
General and administrative (2)	108,879	12	112,930	13	106,688	13
Research and development (2)	255,878	27	245,114	28	218,635	26
Amortization and depreciation	29,131	3	31,424	4	30,870	3
Total operating expenses	505,130	54	489,694	56	448,941	53
Operating income	108,548	11	66,829	7	51,037	6
Interest expense	(11,426)	(1)	(3,429)	—	(3,144)	—
Interest income	47,359	5	29,801	3	8,759	1
Other (expense) / income, net	(2,674)	—	4,624	1	(59)	—
Income before income taxes	141,807	15	97,825	11	56,593	7
Provision for income taxes	19,294	2	17,485	2	962	—
Net income	$122,513	13%	$80,340	9%	$55,631	7%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense data:
Cost of hardware and other revenue	$2	$5	$—
Sales and marketing	2,833	3,522	4,342
General and administrative	13,080	13,028	15,037
Research and development	25,327	30,728	33,275
Total stock-based compensation expense	$41,242	$47,283	$52,654

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2024	2023	2022
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	15%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	77	77	83
Total cost of revenue as a percentage of total revenue	35%	37%	41%

Comparison of Years Ended December 31, 2024 to December 31, 2023

The following tables in this section set forth our selected consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the years ended December 31, 2024 and 2023.

Revenue

	Year Ended December 31,		% Change
Revenue:	2024	2023	2024 vs. 2023
SaaS and license revenue	$631,198	$569,200	11%
Hardware and other revenue	308,629	312,482	(1)
Total revenue	$939,827	$881,682	7%

The $58.1 million increase in total revenue in 2024 as compared to 2023 was the result of a $62.0 million, or 11%, increase in our SaaS and license revenue and a $3.9 million, or 1%, decrease in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $2.9 million to $20.3 million in 2024 as compared to $23.2 million during 2023, primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $49.8 million in 2024 as compared to 2023 primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2023, as well as an increase in our license revenue. The SaaS and license revenue for our Other segment increased $12.2 million in 2024 as compared to 2023 primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The decrease in hardware and other revenue in 2024 as compared to 2023 was primarily from the $3.3 million decrease in hardware and other revenue, net of intersegment eliminations, for the Alarm.com segment arising from a decrease in the volume of cameras sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $0.6 million, in 2024 as compared to 2023 primarily due to decreased sales related to our property management solution.

Cost of Revenue

	Year Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Cost of revenue(1):
Cost of SaaS and license revenue	$89,512	$85,898	4%
Cost of hardware and other revenue	236,637	239,261	(1)
Total cost of revenue	$326,149	$325,159	—%
% of total revenue	35%	37%
_______________
(1) Excludes amortization and depreciation shown in operating expenses.

The $1.0 million increase in cost of revenue in 2024 as compared to 2023 was the result of a $3.6 million, or 4%, increase in cost of SaaS and license revenue and a $2.6 million, or 1%, decrease in cost of hardware and other revenue. Our cost of software license revenue included within cost of SaaS and license revenue remained relatively consistent at $0.6 million during 2024 and 2023. The cost of SaaS and license revenue for the Alarm.com segment increased $0.3 million in 2024 as compared to 2023 primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of SaaS and license revenue for the Other segment increased $3.3 million in 2024 as compared to 2023 primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers.The cost of hardware and other revenue for the Alarm.com segment decreased $2.1 million in 2024 as compared to 2023 primarily due to a decrease in the number of hardware units shipped. The cost of hardware and other revenue for the Other segment decreased $0.5 million in 2024 as compared to 2023 primarily due to a decrease in the number of hardware units shipped.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 77% in 2024 and 2023. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% and 15% in 2024 and 2023, respectively. The decrease in cost of SaaS and license revenue as a percentage of SaaS and license revenue in 2024 as compared to 2023 is a reflection of the mix of sales and services during the periods. Cost of software license revenue as a percentage of software license revenue was 3% in 2024 and 2023.

Sales and Marketing Expense

	Year Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Sales and marketing	$111,242	$100,226	11%
% of total revenue	12%	11%

The $11.0 million increase in sales and marketing expense in 2024 as compared to 2023 was primarily due to a $3.7 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, and a $3.5 million increase in marketing expense for our Alarm.com segment. These increases in sales and marketing expense for our Alarm.com segment were partially offset by a $0.7 million decrease in our expenses for external consultants in 2024 as compared to 2023. Sales and marketing expense from our Other segment increased $4.8 million in 2024 as compared to 2023, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team. The overall number of employees in our sales and marketing teams increased from 565 as of December 31, 2023 to 572 as of December 31, 2024.

General and Administrative Expense

	Year Ended December 31,		% Change
	2024	2023	2024 vs. 2023
General and administrative	$108,879	$112,930	(4)%
% of total revenue	12%	13%

The $4.1 million decrease in general and administrative expense in 2024 as compared to 2023 was primarily due to a $16.1 million decrease in legal costs for our Alarm.com segment related to intellectual property litigation. This decrease in general and administrative expense was partially offset by a $4.0 million increase in the provision for credit losses related to a loan we previously provided to an affiliated entity of one of our distribution partners, a $3.9 million increase in expenses related to a program to help our service providers resell our solutions and hardware to our subscribers, a $1.1 million increase in personnel and related costs, a $0.9 million increase in rent expense and a $0.7 million increase in recruiting costs and in 2024 as compared to 2023. General and administrative expenses from our Other segment increased by $1.5 million during 2024 as compared to 2023, primarily due to an increase in personnel and related costs. The overall number of employees in general and administrative functions increased from 229 as of December 31, 2023 to 237 as of December 31, 2024.

Research and Development Expense

	Year Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Research and development	$255,878	$245,114	4%
% of total revenue	27%	28%

The $10.8 million increase in research and development expense in 2024 as compared to 2023 was primarily due to a $5.7 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions as well as a $2.4 million increase in our expenses for external consultants. Research and development expense from our Other segment increased by $3.3 million in 2024 as compared to 2023 primarily due to an increase in our personnel and related costs. The overall number of employees in research and development functions increased from 1,118 as of December 31, 2023 to 1,127 as of December 31, 2024.

Amortization and Depreciation

	Year Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Amortization and depreciation	$29,131	$31,424	(7)%
% of total revenue	3%	4%

Amortization and depreciation decreased $2.3 million in 2024 as compared to 2023, primarily due to changes in amortization expense related to the intangible assets we previously acquired.

Interest Expense

	Year Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Interest expense	$(11,426)	$(3,429)	233%
% of total revenue	(1)%	—%

Interest expense increased $8.0 million in 2024 as compared to 2023, primarily due to the interest expense and amortization of the debt issuance costs related to the 2029 Notes.

Interest Income

	Year Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Interest income	$47,359	$29,801	59%
% of total revenue	5%	3%

Interest income increased $17.6 million in 2024 as compared to 2023, primarily due to an increase in interest income earned on cash and cash equivalents from higher amounts of cash and cash equivalents and higher average interest rates during 2024 as compared to 2023. The increase in interest income was partially offset by a $0.5 million reduction to interest income for the reversal of payable in kind interest associated with a subordinated credit agreement with an affiliated entity of one of our distribution partners during 2024, which did not occur during 2023.

Other (Expense) / Income, Net

	Year Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Other (expense) / income, net	$(2,674)	$4,624	(158)%
% of total revenue	—%	1%

Other (expense) / income, net decreased $7.3 million in 2024 as compared to 2023, primarily due to a gain recorded from the settlement of a legal matter in 2023 that did not occur in 2024 as well as an increase in non-operating and miscellaneous expenses.

Provision for Income Taxes

	Year Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Provision for income taxes	$19,294	$17,485	10%
% of total revenue	2%	2%

The provision for income taxes increased $1.8 million in 2024 as compared to 2023. Our effective tax rate was 13.6% in 2024 as compared to 17.9% in 2023. The increase in the provision for income taxes was primarily due to the increase in income before income taxes, partially offset by an increase in our research and development income tax credits and windfall benefits from employee stock-based compensation.

Comparison of Years Ended December 31, 2023 to December 31, 2022

A comparison of the years ended December 31, 2023 and 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 92%, 93% and 94% of our revenue, net of intersegment eliminations, for the years ended December 31, 2024, 2023 and 2022, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment decreased from 1,776 employees as of January 1, 2024 to 1,773 employees as of December 31, 2024. Our Other segment increased from 213 employees as of January 1, 2024 to 237 employees as of December 31, 2024. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Year Ended December 31, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$564,513	$66,685	$—	$—	$631,198
Hardware and other revenue	306,074	5,979	(2,769)	(655)	308,629
Total revenue	870,587	72,664	(2,769)	(655)	939,827
Cost of SaaS and license revenue	68,666	20,809	329	(292)	89,512
Cost of hardware and other revenue	234,414	5,414	(2,630)	(561)	236,637
Total cost of revenue	303,080	26,223	(2,301)	(853)	326,149
Selling and marketing expense	88,899	22,343	—	—	111,242
General and administrative expense	101,401	7,478	—	—	108,879
Research and development expense	227,559	28,319	—	—	255,878
Amortization and depreciation expense	28,107	1,024	—	—	29,131
Total operating expenses	445,966	59,164	—	—	505,130
Operating income / (loss)	$121,541	$(12,723)	$(468)	$198	$108,548
Assets	$2,081,214	$85,468	$(128,465)	$(9)	$2,038,208

Reconciliation of operating income to income before income taxes
Operating income					$108,548
Interest expense					(11,426)
Interest income					47,359
Other (expense) / income, net					(2,674)
Income before income taxes					$141,807

	Year Ended December 31, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$514,673	$54,527	$—	$—	$569,200
Hardware and other revenue	309,778	6,501	(3,201)	(596)	312,482
Total revenue	824,451	61,028	(3,201)	(596)	881,682
Cost of SaaS and license revenue	71,639	17,852	(2,967)	(626)	85,898
Cost of hardware and other revenue	237,660	5,760	(3,771)	(388)	239,261
Total cost of revenue	309,299	23,612	(6,738)	(1,014)	325,159
Selling and marketing expense	82,672	17,554	—	—	100,226
General and administrative expense	107,475	5,935	(480)	—	112,930
Research and development expense	220,106	25,008	—	—	245,114
Amortization and depreciation expense	30,337	1,087	—	—	31,424
Total operating expenses	440,590	49,584	(480)	—	489,694
Operating income / (loss)	$74,562	$(12,168)	$4,017	$418	$66,829
Assets	$1,477,674	$73,621	$(111,725)	$(7)	$1,439,563

Reconciliation of operating income to income before income taxes
Operating income					$66,829
Interest expense					(3,429)
Interest income					29,801
Other (expense) / income, net					4,624
Income before income taxes					$97,825

	Year Ended December 31, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$478,134	$42,243	$—	$—	$520,377
Hardware and other revenue	317,937	9,097	(4,067)	(785)	322,182
Total revenue	796,071	51,340	(4,067)	(785)	842,559
Cost of SaaS and license revenue	59,725	14,172	415	(415)	73,897
Cost of hardware and other revenue	265,828	7,776	(4,419)	(501)	268,684
Total cost of revenue	325,553	21,948	(4,004)	(916)	342,581
Selling and marketing expense	76,927	15,821	—	—	92,748
General and administrative expense	99,081	8,087	(480)	—	106,688
Research and development expense	198,127	20,508	—	—	218,635
Amortization and depreciation expense	29,639	1,231	—	—	30,870
Total operating expenses	403,774	45,647	(480)	—	448,941
Operating income / (loss)	$66,744	$(16,255)	$417	$131	$51,037

Reconciliation of operating income to income before income taxes
Operating income					$51,037
Interest expense					(3,144)
Interest income					8,759
Other (expense) / income, net					(59)
Income before income taxes					$56,593

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $20.3 million, $23.2 million and $26.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2024, 2023 and 2022. Additions to property and equipment were $20.1 million, $8.9 million and $28.4 million for the Alarm.com segment for the years ended December 31, 2024, 2023 and 2022, respectively. Additions to property and equipment were $0.1 million, $0.2 million and $0.3 million for the Other segment for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We have variable consideration primarily in the form of rebate incentives, which contain uncertainties and require us to make estimates of the amount of consideration to which we will be entitled. The significant inputs related to our estimates of variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, the availability and performance of our services and the historical and expected number of returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2024, 2023 and 2022, our reserve against revenue for hardware returns was 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve.

While variable consideration assumptions are specific to each contract, we did not make any material changes to these assumptions for the year ended December 31, 2024. We do not expect any material changes in the near term to the underlying assumptions used to recognize revenue during the year ended December 31, 2024. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our SaaS and license revenue as well as our hardware and other revenue.

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

We did not make any material changes to the underlying assumptions used as of the acquisition date to calculate the purchase price of the business combinations that occurred during 2023 and 2022. We do not expect any changes to the underlying assumptions used to calculate the purchase price of those business combinations as the purchase price allocation was finalized for these business combinations.

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

For our 2024 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. There were no triggering events that occurred between our qualitative annual impairment test performed as of October 1, 2024 and December 31, 2024. If triggering events arise in the future that require changes in the underlying assumptions used in our assessment of our goodwill, and, should those changes be significant, they could have a material impact on our goodwill and potentially our other (expense) / income, net, if those significant changes result in an impairment.

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

There were no indicators of impairment of our intangible assets with definite lives or long-lived assets during the years ended December 31, 2024, 2023 and 2022. If triggering events arise in the future, depending on the significance of the underlying assumptions in the impairment analysis, they could have a material impact on our intangible assets and long-lived assets and potentially our other (expense) / income, net, if those significant changes result in an impairment.

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

We did not make any material changes to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2024, and we do not expect any material changes in the near term to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2024. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our deferred tax assets and liabilities as well as our provision for income taxes.

Stock-Based Compensation

We compensate our executive officers, board of directors and employees with stock-based compensation plans under our 2015 Plan. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions, which requires considerable judgment. We estimate the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The expected term for options granted is estimated using our historical experience, including information related to options we have granted.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$1,220,701	$696,983
Accounts receivable, net	126,082	130,626
Working capital	1,292,786	781,443
We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of December 31, 2024 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of December 31, 2024, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of December 31, 2024, we had $1.22 billion in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring both the risk profiles and investment strategies of money market funds.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 174, or Section 174, to eliminate the option to immediately deduct research and development expenditures in the year incurred, requiring these expenditures to be capitalized and amortized over five years for domestic expenditures and over 15 years for foreign expenditures. We calculated the 2022 federal and state cash tax increase from Section 174 to be $38.1 million, which was paid in early 2023, the 2023 federal and state cash tax increase from Section 174 to be $43.5 million, which we paid in April 2024, and we have estimated the 2024 federal and state cash tax increase from Section 174 to be approximately $33.5 million, which we expect to pay in April 2025. The Section 174 impact on 2025 cash flows from operating activities will depend on, among other factors, our 2025 operating results and the level of 2025 research and development activity. Based on information currently available to us, we estimate the 2025 Section 174 federal and state cash tax payable for our 2025 taxable income to be in the range of $25.0 million to $30.0 million if the requirement to capitalize and amortize research and development expenditures is not deferred, modified or repealed. This estimate is based on the limited information that is currently available and is subject to change. While the largest impact has been to cash flow from operating activities, the impact for domestic research and development expenditures would continue over the five-year amortization period beginning in 2022, but has decreased over that period and is expected to be immaterial beginning in year six. There is discussion of prospectively repealing the requirement to capitalize domestic research and development costs, but there is no assurance such legislation will be enacted.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the next 12 months, we expect our capital expenditure requirements to be between $12.0 million and $15.0 million, primarily related to purchases of computer software and equipment as well as the continued build out of our leased and owned office space. As of December 31, 2024, maturities of lease liabilities for our various leases are as follows: $13.1 million in 2025, $11.8 million in 2026, $12.1 million in 2027, $11.5 million in 2028, $11.1 million in 2029 and $43.5 million in 2030 and thereafter.

On January 30, 2025, we entered into a senior secured loan agreement with a service provider partner, under which a term loan was provided to the service provider partner in the original principal amount of $21.5 million, which loan is collateralized by the assets of the service provider partner. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030.

In consideration for the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, we paid $23.6 million in cash on February 10, 2025, after deducting $3.7 million related to agreed holdback provisions. We are currently evaluating the accounting treatment of this acquisition and are in the process of completing the preliminary purchase price allocation of the assets acquired and liabilities assumed.

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

The following discussion summarizes our current and long-term material cash requirements as of December 31, 2024, which we expect to fund primarily with operating cash flows:

	Material Cash Requirements (in thousands)
	1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Convertible Notes:
Principal payments	$—	$500,000	$500,000	$—	$1,000,000
Special interest - 2026 Notes	—	—	—	—	—
Contractual interest - 2029 Notes	11,250	22,500	16,875	—	50,625
Operating lease commitments	13,563	26,836	25,643	50,540	116,582
Other long-term liabilities[1]	—	2,964	3,052	137	6,153
Other commitments[2]	2,522	1,028	533	—	4,083
Total	$27,335	$553,328	$546,103	$50,677	$1,177,443
_______________
(1)See Note 12 to our consolidated financial statements for details on the components of other long-term liabilities. As of December 31, 2024, we recorded a liability for long-term accrued taxes and interest payable of $9.3 million. Due to the uncertainty in the timing of future payments, we have excluded the liability related to these uncertain tax positions from the table above. See Note 18 to our consolidated financial statements for additional information regarding income taxes.
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

Convertible Senior Notes - 2026

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, in a private placement to qualified institutional buyers, or the 2026 Notes. The terms of the 2026 Notes are governed by an Indenture, or the 2026 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the 2026 Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs.

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

Convertible Senior Notes - 2029 Notes

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, in a private placement to qualified institutional buyers, or the 2029 Notes. The terms of the 2029 Notes are governed by an Indenture, or the 2029 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are senior unsecured obligations that bear interest at a rate of 2.25% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, and the principal amount of the 2029 Notes will not accrete. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs.

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

Sources of Liquidity

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, in a private placement to qualified institutional buyers and received proceeds of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. The 2026 Notes are discussed in more detail above under “Convertible Senior Notes - 2026.”

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, in a private placement to qualified institutional buyers and received proceeds of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. The 2029 Notes are discussed in more detail above under "Convertible Senior Notes - 2029 Notes."

Dividends

We did not declare or pay dividends during the years ended December 31, 2024, 2023 or 2022. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On February 15, 2023, our board of directors authorized a stock repurchase program, effective February 23, 2023, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025.

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes, the cancellation of the balance under the stock repurchase program ending February 23, 2025, and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. The full repurchase balance for this program of $100.0 million was available as of December 31, 2024. During the year ended December 31, 2024, we repurchased 1,117,068 shares of our common stock for $75.0 million concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. During the years ended December 31, 2023 and 2022, we repurchased 487,918 and 1,385,592 shares of our common stock under our stock repurchase programs that were subsequently canceled effective May 31, 2024 and February 15, 2023, for $27.3 million and $78.8 million, respectively, which includes applicable commissions and fees.

As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2015 Equity Incentive Plan, or 2015 Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $3.4 million and $2.6 million of tax withholdings related to vesting of restricted stock units during the years ended December 31, 2024 and 2023, respectively. No tax withholdings related to the vesting of restricted stock units were paid during the year ended December 31, 2022. We also utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities	$206,413	$135,965	$56,901
Cash flows used in investing activities	(24,681)	(25,966)	(68,319)
Cash flows from / (used in) financing activities	346,430	(31,865)	(76,324)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable, accounts payable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For 2024, cash flows from operating activities were $206.4 million, compared to $136.0 million for 2023. This $70.4 million increase in cash flows from operating activities was due to a $42.2 million increase in net income, a $19.7 million increase in cash from operating assets and liabilities and a $8.5 million increase in non-cash and other reconciling items.

The $19.7 million increase in cash from operating assets and liabilities was primarily due to differences in the timing of disbursements and the collection of receipts, partially offset by a $12.4 million change in inventory purchased in 2024 as compared to 2023. The $8.5 million increase in non-cash and other reconciling items was primarily due to a $13.2 million change in deferred income taxes, which was primarily driven by the capitalization and amortization of research and development expenditures under Section 174, as well as a $4.0 million increase in the provision for credit losses on notes receivable related to a loan we provided to an affiliated entity of one of our distribution partners in 2024. These increases in non-cash and other reconciling items were partially offset by a $6.0 million decrease in stock-based compensation and a $2.3 million decrease in amortization and depreciation expense in 2024 as compared to 2023 as well as a $1.4 million inventory write-down in 2023 that did not occur in 2024.

For 2023, cash flows from operating activities were $136.0 million, compared to $56.9 million for 2022. This $79.1 million increase in cash flows from operating activities was due to a $49.3 million increase in cash from operating assets and liabilities, a $24.7 million increase in net income and a $5.1 million increase in non-cash and other reconciling items. The $49.3 million increase in cash from operating assets and liabilities was primarily due to a $61.3 million change in inventory resulting from a decrease in purchased inventory following 2022 purchase activity to reduce risks and uncertainties in our supply chain as well as differences in the timing of disbursements and the collection of receipts in 2023 as compared to 2022. The $5.1 million increase in non-cash and other reconciling items was primarily due to a $7.3 million change in deferred income taxes, which was primarily driven by the capitalization and amortization of research and development expenditures under Section 174, as well as a $1.4 million inventory write-down during 2023, which did not occur in 2022. These increases in non-cash and other reconciling items were partially offset by a $5.4 million decrease in stock-based compensation in 2023 as compared to 2022.

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

For 2024, cash flows used in investing activities was $24.7 million, compared to $26.0 million in 2023. The $1.3 million decrease in cash used in investing activities was primarily due to the $9.7 million paid to purchase 100% of the issued and outstanding shares of capital stock of EBS Spółka z ograniczoną odpowiedzialnością, or EBS, net of cash acquired, and the $5.9 million paid to purchase certain assets from Vintra, Inc., or Vintra, including direct transaction costs, in 2023 which did not occur in 2024. These decreases in cash used in investing activities were partially offset by a $9.3 million increase in purchases of investments in unconsolidated entities, a $2.6 million increase in purchases of equipment, $1.4 million paid to purchase certain assets of Kapacity.io in 2024 which did not occur in 2023 as well as a $0.9 million increase in payments related to capitalized software development costs in 2024 as compared to 2023.

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

Financing Activities

Cash generated by financing activities includes proceeds from the 2026 Notes, 2029 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock, repayments of debt, payments of debt issuance costs and purchases of capped calls related to the 2029 Notes.

For 2024, cash flows from financing activities was $346.4 million, compared to cash flows used in financing activities of $31.9 million in 2023. The $378.3 million increase in cash flows from in financing activities was primarily due to $485.2 million in proceeds from the issuance of the 2029 Notes, net of issuances costs paid in 2024, which did not occur in 2023. These increases in cash flows from financing activities were partially offset by a $47.7 million increase in purchases of shares of our common stock and $63.1 million purchases of capped calls related to the 2029 Notes in 2024, which did not occur in 2023.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Non-GAAP adjusted EBITDA:
Net income	$122,513	$80,340	$55,631
Adjustments:
Interest expense, interest income and certain activity within other (expense) / income, net	(36,066)	(32,229)	(5,768)
Provision for income taxes	19,294	17,485	962
Amortization and depreciation expense	29,131	31,424	30,870
Stock-based compensation expense	41,242	47,283	52,654
Acquisition-related expense	108	621	1,059
Litigation expense	17	9,043	11,440
Total adjustments	53,726	73,627	91,217
Non-GAAP adjusted EBITDA	$176,239	$153,967	$146,848

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the year ended December 31, 2024.

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

ALARM.COM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alarm.com Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alarm.com Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments in 2022.

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

Revenue recognition

As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the sale of cloud-based SaaS services on its integrated Alarm.com platform, the sales of licenses and services on its non-hosted software platform, and the sale of hardware products. Cloud-based SaaS services are billed monthly in advance and revenue is recognized on a monthly basis as the performance obligation is satisfied. Licenses on non-hosted services are billed monthly and revenue is recognized on a monthly basis as the services are performed. Hardware revenue is recognized when the customer obtains control. The Company’s total revenue was $939.8 million for the year ended December 31, 2024.

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
February 20, 2025

We have served as the Company’s auditor since 2009.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
SaaS and license revenue	$631,198	$569,200	$520,377
Hardware and other revenue	308,629	312,482	322,182
Total revenue	939,827	881,682	842,559
Cost of revenue(1):
Cost of SaaS and license revenue	89,512	85,898	73,897
Cost of hardware and other revenue	236,637	239,261	268,684
Total cost of revenue	326,149	325,159	342,581
Operating expenses:
Sales and marketing	111,242	100,226	92,748
General and administrative	108,879	112,930	106,688
Research and development	255,878	245,114	218,635
Amortization and depreciation	29,131	31,424	30,870
Total operating expenses	505,130	489,694	448,941
Operating income	108,548	66,829	51,037
Interest expense	(11,426)	(3,429)	(3,144)
Interest income	47,359	29,801	8,759
Other (expense) / income, net	(2,674)	4,624	(59)
Income before income taxes	141,807	97,825	56,593
Provision for income taxes	19,294	17,485	962
Net income	122,513	80,340	55,631
Net loss attributable to redeemable noncontrolling interests	1,603	703	707
Net income attributable to common stockholders	$124,116	$81,043	$56,338

Per share information attributable to common stockholders:
Net income attributable to common stockholders per share:
Basic	$2.50	$1.63	$1.13
Diluted	$2.29	$1.53	$1.07
Weighted average common shares outstanding:
Basic	49,641,763	49,818,448	49,926,236
Diluted	57,993,019	54,625,434	54,932,757
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$122,513	$80,340	$55,631
Other comprehensive (loss) / income
Foreign currency translation adjustment	(583)	1,398	—
Total other comprehensive (loss) / income	(583)	1,398	—
Comprehensive income	121,930	81,738	55,631
Comprehensive loss attributable to redeemable noncontrolling interests	1,603	703	707
Comprehensive income attributable to common stockholders	$123,533	$82,441	$56,338

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,220,701	$696,983
Accounts receivable, net of allowance for credit losses of $3,870 and $3,864, and net of allowance for product returns of $2,448 and $2,279, as of December 31, 2024 and 2023, respectively	126,082	130,626
Inventory	87,435	96,140
Other current assets, net	47,374	33,031
Total current assets	1,481,592	956,780
Property and equipment, net	63,205	54,164
Intangible assets, net	63,159	78,564
Goodwill	154,211	154,498
Deferred tax assets	181,284	131,815
Operating lease right-of-use assets	53,425	24,242
Other assets, net of allowance for credit losses of $1 and $5 as of December 31, 2024 and 2023, respectively	41,332	39,500
Total assets	$2,038,208	$1,439,563
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$139,427	$124,475
Accrued compensation	28,739	28,626
Deferred revenue	12,940	10,193
Operating lease liabilities	7,700	12,043
Total current liabilities	188,806	175,337
Deferred revenue	13,619	12,692
Convertible senior notes, net	983,477	493,515
Operating lease liabilities	65,534	20,468
Other liabilities	15,479	12,697
Total liabilities	1,266,915	714,709
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	44,747	36,308
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 52,756,077 and 51,888,838 shares issued; and 49,618,346 and 49,868,175 shares outstanding as of December 31, 2024 and 2023, respectively	528	519
Additional paid-in capital	521,192	531,734
Treasury stock, at cost; 3,137,731 and 2,020,663 shares as of December 31, 2024 and 2023, respectively	(186,291)	(111,291)
Accumulated other comprehensive income	815	1,398
Retained earnings	390,302	266,186
Total stockholders’ equity	726,546	688,546
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$2,038,208	$1,439,563
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$122,513	$80,340	$55,631
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	950	1,508	1,156
Reserve for product returns	3,187	4,399	4,746
Provision for / (recovery of) credit losses on notes receivable	3,996	3	(78)
Inventory write-down	—	1,420	—
Amortization on patents and tooling	847	1,213	1,359
Amortization and depreciation	29,131	31,424	30,870
Amortization of debt issuance costs	4,796	3,145	3,126
Amortization of operating leases	13,084	11,484	10,499
Deferred income taxes	(34,496)	(47,730)	(55,039)
Change in fair value of contingent liability	108	68	—
Stock-based compensation	41,242	47,283	52,654
Gain from investment in unconsolidated entity	(127)	—	(140)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	271	(10,536)	(24,346)
Inventory	8,558	20,961	(40,308)
Other current and non-current assets	(2,697)	(1,338)	(8,952)
Accounts payable, accrued expenses and other current liabilities	20,133	4,613	32,938
Deferred revenue	3,674	4,553	3,428
Operating lease liabilities	(12,467)	(13,947)	(12,723)
Other liabilities	3,710	(2,898)	2,080
Cash flows from operating activities	206,413	135,965	56,901
Cash flows used in investing activities:
Business acquisition, net of cash acquired	—	(9,696)	(31,730)
Additions to property and equipment	(10,133)	(7,517)	(28,640)
Issuances of notes receivable	(500)	(450)	(3,000)
Capitalized software development costs	(1,643)	(743)	—
Receipt of payments on notes receivable	51	55	61
Purchase of investment in unconsolidated entities	(11,025)	(1,700)	(5,150)
Proceeds from sale of investment	—	—	140
Purchases of intangible assets and other assets	(1,431)	(5,915)	—
Cash flows used in investing activities	(24,681)	(25,966)	(68,319)
Cash flows from / (used in) financing activities:
Proceeds from issuance of convertible senior notes	500,000	—	—
Payments of debt issuance costs	(14,834)	—	—
Purchases of capped calls related to convertible senior notes	(63,050)	—	—
Payments of deferred consideration for acquisitions	(7,269)	(1,672)	(1,500)
Purchases of treasury stock, including transaction costs	(75,000)	(27,298)	(78,844)
Purchases of redeemable noncontrolling interest	—	(832)	—
Payments of acquired debt	—	(3,040)	—
Payments of tax withholdings related to vesting of restricted stock units	(3,401)	(2,621)	—
Issuances of common stock from equity-based plans	9,984	3,598	4,020
Cash flows from / (used in) financing activities	346,430	(31,865)	(76,324)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(109)	66	—
Net increase / (decrease) in cash, cash equivalents and restricted cash	528,053	78,200	(87,742)
Cash, cash equivalents and restricted cash at beginning of the period	701,079	622,879	710,621
Cash, cash equivalents and restricted cash at end of the period	$1,229,132	$701,079	$622,879

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows — (Continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,220,701	$696,983	$622,165
Restricted cash included in other current assets and other assets	8,431	4,096	714
Total cash, cash equivalents and restricted cash	$1,229,132	$701,079	$622,879

Supplemental disclosures:
Cash paid for interest	$5,656	$192	$—
Cash paid for income taxes, net of refunds	68,211	64,577	7,453
Noncash investing and financing activities:
Cash not yet paid for capital expenditures	255	630	1,047
Cash not yet paid for business and asset acquisitions - holdback	200	2,780	4,833
Contingent liability from business acquisition	2,169	2,061	—

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Equity
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2021	$12,888	50,407	$504	$498,979	147	$(5,149)	$—	$118,833	$613,167
Adoption of accounting standard on debt with conversion and other options	—	—	—	(56,515)	—	—	—	9,972	(46,543)
Common stock issued in connection with equity-based plans	—	578	6	4,014	—	—	—	—	4,020
Purchases of treasury stock	—	—	—	—	1,386	(78,844)	—	—	(78,844)
Reclassification of subsidiary long-term incentive plan liability related to modification	—	—	—	3,104	—	—	—	—	3,104
Stock-based compensation expense	—	—	—	52,654	—	—	—	—	52,654
Noncontrolling interest assumed through acquisition	6,770	—	—	—	—	—	—	—	—
Accretion adjustments of redeemable noncontrolling interest to redemption value	5,037	—	—	(5,037)	—	—	—	—	(5,037)
Net income / (loss) attributable to common stockholders	(707)	—	—	—	—	—	—	56,338	56,338
Balance as of December 31, 2022	$23,988	50,985	$510	$497,199	1,533	$(83,993)	$—	$185,143	$598,859
Common stock issued in connection with equity-based plans	—	904	9	3,589	—	—	—	—	3,598
Purchases of treasury stock	—	—	—	—	488	(27,298)	—	—	(27,298)
Tax withholdings related to vesting of restricted stock units	—	—	—	(2,621)	—	—	—	—	(2,621)
Stock-based compensation expense	—	—	—	47,422	—	—	—	—	47,422
Purchases of redeemable noncontrolling interest	(1,238)	—	—	406	—	—	—	—	406
Accretion adjustments of redeemable noncontrolling interest to redemption value	14,261	—	—	(14,261)	—	—	—	—	(14,261)
Net income / (loss) attributable to common stockholders	(703)	—	—	—	—	—	—	81,043	81,043
Other comprehensive income	—	—	—	—	—	—	1,398	—	1,398
Balance as of December 31, 2023	$36,308	51,889	$519	$531,734	2,021	$(111,291)	$1,398	$266,186	$688,546

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2023	$36,308	51,889	$519	$531,734	2,021	$(111,291)	$1,398	$266,186	$688,546
Common stock issued in connection with equity-based plans	—	867	9	9,975	—	—	—	—	9,984
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(394)	1,117	(75,000)	—	—	(75,394)
Tax withholdings related to vesting of restricted stock units	—	—	—	(3,401)	—	—	—	—	(3,401)
Stock-based compensation expense	—	—	—	41,397	—	—	—	—	41,397
Accretion adjustments of redeemable noncontrolling interest to redemption value	10,042	—	—	(10,042)	—	—	—	—	(10,042)
Purchases of capped calls related to convertible senior notes, net of tax	—	—	—	(48,077)	—	—	—	—	(48,077)
Net income / (loss) attributable to common stockholders	(1,603)	—	—	—	—	—	—	124,116	124,116
Other comprehensive loss	—	—	—	—	—	—	(583)	—	(583)
Balance as of December 31, 2024	$44,747	52,756	$528	$521,192	3,138	$(186,291)	$815	$390,302	$726,546

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2024, 2023 and 2022

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for the intelligently connected property. Our cloud-based platform offers an expansive suite of Internet of Things, or IoT, solutions addressing global opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solution suite includes security, video and video analytics, energy management, access control, electric utility grid management, indoor gunshot detection, water management, health and wellness, personal safety and data-rich emergency response. Our solutions are delivered through an established network of trusted service provider partners, who are experts at selling, installing and supporting our solutions. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine, and in Israel and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, risk of recession and inflation (collectively, the Macroeconomic Conditions). Because of the use of estimates inherent in the financial reporting process and in light of the continuing uncertainty arising from the Macroeconomic Conditions, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, the lease term and incremental borrowing rates for leases, stock-based compensation, income taxes, legal reserves, goodwill, intangible assets and other long-lived assets.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2024 and 2023, we have invested $1.21 billion and $679.7 million in cash equivalents in the form of money market funds with a number of financial institutions, respectively. We consider these money market funds to be Level 1 financial instruments (see Note 10).

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
Accounts Receivable

Accounts receivable are principally derived from sales to customers located in the United States and Canada. Revenue in countries outside of North America accounted for 6%, 4% and 4% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Accounts receivable balances related to service providers partners outside of North America were 8% and 7% as of December 31, 2024 and 2023, respectively. Our accounts receivable are stated at estimated realizable value.

Restricted Cash

We consider all cash reserved for a specific use and not available for immediate or general business use to be restricted cash. As of December 31, 2024, we had a total of $8.4 million of restricted cash, of which $2.2 million was included in other current assets and $6.2 million was included in other assets within our consolidated balance sheets. As of December 31, 2023, we had a total of $4.1 million of restricted cash, of which less than $0.1 million was included in other current assets and $4.1 million was included in other assets within our consolidated balance sheets.

Notes Receivable

Notes receivable are presented net of an allowance for uncollectibility, if any. We accrue interest on notes receivable based on the contractual terms of the note. Outstanding notes receivable that are aged 30 days or more from the contractual payment date are considered past due. Notes receivable are evaluated for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. See Note 9 for further details on loans provided to distribution partners, technology partners and service provider partners.

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

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the years ended December 31, 2024, 2023 and 2022 we recorded credit loss expense of $4.7 million, $1.0 million and $0.8 million in general and administrative expense in our consolidated statements of operations, respectively. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

Credit Losses - Accounts Receivable

We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the years ended December 31, 2024, 2023 and 2022, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the year ended December 31, 2024, as compared to historical periods.

Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. We previously disclosed a hardware financing receivable portfolio segment; however, there has been no activity within that portfolio segment since 2022. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses. During the year ended December 31, 2024, we wrote off $4.0 million related to a note receivable that originated in 2017 with an affiliate entity of one of our distribution partners, or the Affiliate, and reversed the

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
previously allowance for credit losses recorded earlier in 2024. There were no purchases or sales of financial assets during the years ended December 31, 2024 and 2023. There were no hardware financing receivables outstanding as of December 31, 2024 and 2023.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively, and is reflected in other current assets and other assets within our consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. During the year ended December 31, 2024, we recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with a subordinated credit agreement with the Affiliate. We did not write-off any accrued interest receivable during the years ended December 31, 2023 and 2022.

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

Some of our leases include options to renew at our sole discretion. We also have several leases that provide us an option to terminate the lease prior to the end of the lease term. These renewal and termination options are included in the lease term at the commencement date when we are reasonably certain the options will be exercised. When assessing the likelihood of electing these options, we consider the length of the renewal period, market conditions, our expansion plans, the existence of a termination penalty, as well as other factors. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments.

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

ROU assets and lease liabilities resulting from operating leases are recorded on our consolidated balance sheets. We did not have any finance leases or subleases as of December 31, 2024 and 2023.

Lease expense is recognized on a straight-line basis over the term of the lease. Office and equipment lease expense is recorded in general and administrative expense and data center lease expense recorded in cost of SaaS and license revenue as well as research and development expense. Some of our leases include tenant improvement allowances, which are recorded when we are reasonably certain to utilize the allowance and are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Leases with an initial lease term of twelve months or less are considered short-term leases. Short-term leases are not recorded on our consolidated balance sheets. Expenses associated with short-term leases are recognized on a

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
straight-line basis over the term of the lease and are recorded in general and administrative expense. Short-term lease costs were immaterial for the years ended December 31, 2024 and 2023.

Convertible Senior Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, in a private placement to qualified institutional buyers, or the 2026 Notes. On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, in a private placement to qualified institutional buyers, or the 2029 Notes. Prior to the January 1, 2022 adoption of Accounting Standards Update, or ASU, 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," we separated the 2026 Notes into liability and equity components. In accounting for the issuance of our convertible senior notes, the carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes as a whole. This difference between the aggregate principal amount and the liability component represented a debt discount that was amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the liability component were netted with the liability component and amortized to interest expense using the effective interest method over the term of the 2026 Notes. Transaction costs attributable to the equity component were netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets. The equity component was not remeasured as long as it continued to meet the conditions for equity classification.

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

The issuance costs are presented as a deduction from the outstanding principal balance of the 2026 Notes and 2029 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes and 2029 Notes.

Capped Call Transactions

On May 31, 2024, we issued the 2029 Notes. In connection with the offering of the 2029 Notes, we entered into privately negotiated capped call transactions with one of the initial purchasers and certain other financial institutions, at a cost of $63.1 million. The capped call transactions cover, subject to customary adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of our common stock initially underlying the 2029 Notes. As the capped call options are both legally detachable and separately exercisable from the 2029 Notes, we account for the capped call options separately from the 2029 Notes. The capped call options are indexed to our own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options were included as a net reduction to additional paid-in capital in the consolidated balance sheets. The capped call transactions will not be remeasured as long as they continue to meet the conditions for equity classification.

We elected to integrate the capped call options with the 2029 Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $63.1 million cost of the purchased capped calls will be deductible for income tax purposes. The original issue discount is accreted over the term of the 2029 Notes.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive (loss) / income. Other comprehensive (loss) / income refers to gains and losses that are recorded as an element of stockholders' equity and excluded from net income. Our other comprehensive (loss) / income consists of foreign currency translation adjustments.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
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

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interests relate to our 86% equity ownership interest in PC Open Incorporated, a Washington corporation, doing business as OpenEye and our 85% equity ownership interest in Noonlight, Inc., or Noonlight, a Delaware corporation (see Note 7). The OpenEye and Noonlight stockholder agreements contain a put option that gives the minority stockholders the right to sell their shares to us based on the fair value of the shares and also contain a call option that gives us the right to purchase the remaining shares from the minority stockholders based on the fair value of the shares. The next put and call options related to OpenEye can each be exercised beginning in the first quarter of 2025. The put and call options related to Noonlight can each be exercised beginning in the first quarter of 2026. These redeemable noncontrolling interests are considered temporary equity and we report them between liabilities and stockholders’ equity in the consolidated balance sheets. The amount of the net income or loss attributable to the redeemable noncontrolling interests is recorded in the consolidated statements of operations and the accretion of the redemption values is recorded as an adjustment to additional paid-in capital. We account for purchases of redeemable noncontrolling interest as a component of stockholders' equity when control is maintained. We recognize the difference between the consideration paid for the acquired redeemable noncontrolling interest and the fair value of the acquired redeemable noncontrolling interest as an adjustment to additional paid-in capital. The aggregate redemption values of the of the noncontrolling interest was $44.7 million and $36.3 million as of December 31, 2024 and 2023, respectively.

Internal-Use Software

We capitalize the costs directly related to the development of internal-use software for our platforms during the application development stage of the projects. Such costs primarily include payroll and payroll-related costs for engineers and product development employees directly associated with the development project. Our internal-use software is reported at cost less accumulated amortization. Amortization begins once the project is ready for its intended use, which is usually when the code goes into production in weekly software builds on our platforms. We amortize the asset on a straight-line basis over the estimated useful life, which is typically a three to five-year period. We update our software for our SaaS multi-tenant platforms on a weekly basis utilizing continuous agile development methods, which primarily consists of bug-fixes and user interface changes. We evaluate whether a project should be capitalized if it adds significant functionality to our platforms. Maintenance activities or minor upgrades are expensed in the period performed.

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, certain payroll and payroll-related costs are capitalized for engineers and product development employees directly associated with the development project. Cost capitalization ceases when the product is available for general release. Our non-hosted software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development results in a short duration between completion of the detailed program design and beta release. As of December 31, 2024 and 2023, our capitalized software development costs for internal-use software and external software included in the consolidated balance sheets were $2.4 million and $0.9 million, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

Our hardware sales includes connected devices that enable our services, such as video cameras, video recorders, smart thermostats, image sensors, gunshot detection sensors, gateway modules and peripherals. Our service provider partners may purchase our hardware in anticipation of installing the hardware in a residential or commercial property when they create a new subscriber account, or for use in existing subscriber properties. The purchase of hardware occurs in a transaction that is separate and typically in advance of the purchase of our platform services. The performance obligation is primarily satisfied when the hardware is received by our service provider partner or distributor. Service provider partners transact with us to purchase our platform solutions and resell our solutions to a new subscriber, or to upgrade or downgrade the solutions of an existing subscriber, at which time the subscriber’s access to our platform solutions is enabled and the delivery of the services commences. Our performance obligation related to providing our platform solutions is satisfied on a daily basis as the subscriber uses the platform services. The purchase of platform solutions and the purchase of hardware are separate transactions as revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

SaaS and license revenue associated with our contracts is recognized at an amount that corresponds directly with the value of the performance completed to date. Additionally, the consideration received from hardware sales corresponds directly with the stand-alone selling price of the hardware. As a result, we have elected to use the practical expedient related to the amount of transaction price allocated to the unsatisfied performance obligations and therefore, we have not disclosed the total remaining revenue expected to be recognized on all contracts or the expected period over which the remaining revenue would be recognized.

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
December 31, 2024, 2023 and 2022
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

Software License Revenue

Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers on a per subscriber basis for access to our Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Software platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period during which the services are expected to be performed. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service. Our software license revenue during the years ended December 31, 2024, 2023 and 2022 was $20.3 million, $23.2 million and $26.8 million, respectively.

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

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2024, 2023 and 2022, our reserve against revenue for hardware

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
returns was 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

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

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is 10 years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the 10-year expected term is complete. The balance of deferred revenue for activation fees was $4.3 million and $4.8 million as of December 31, 2024 and 2023, respectively, which combines current and long-term balances.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of software license revenue during the years ended December 31, 2024, 2023 and 2022 was $0.6 million, $0.6 million and $0.5 million, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

We recognize an asset related to the costs incurred to obtain a contract only if we expect to recover those costs and we would not have incurred those costs if the contract had not been obtained. We recognize an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. Our assets related to costs incurred to obtain a contract consist of capitalized commission costs and upfront payments made to a customer. Based on the policy above, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract. When calculating the incremental cost of obtaining a contract, we exclude any commission costs related to metrics that could be satisfied without obtaining a contract, including training-related metrics. We amortize our commission costs to sales and marketing expense on our consolidated statements of operations over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. The three-year period was determined based on our review of historical enhancements and upgrades to our products and services. We applied the portfolio approach to account for the amortization of contract costs for those contracts that have similar characteristics. Upfront payments made to a customer are capitalized and amortized over the expected period of benefit and are recorded as a reduction to revenue.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis - In 2024 and 2023, we recorded assets for our money market accounts and liabilities for a contingent consideration liability related to acquisitions at fair value on a recurring basis. In 2024 we recorded assets for our equity securities with readily determinable fair values on a recurring basis. Prior to the termination of the long-term incentive plan with one of our subsidiaries in May 2022, we recorded liabilities for the long-term incentive plan at fair value on a recurring basis.

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
December 31, 2024, 2023 and 2022

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

Stock-Based Compensation

We compensate our executive officers, board of directors and employees with stock-based compensation plans under our 2015 Equity Incentive Plan, or 2015 Plan. We record stock-based compensation expense related to time-based restricted stock units based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. Our equity awards generally vest over five years and are settled in shares of our common stock. During 2024, 2023 and 2022, we recognized compensation expense of $41.2 million, $47.3 million and $52.7 million, respectively. During 2024 and 2022 we recognized an associated tax windfall benefit from stock-based awards of $1.8 million and $2.0 million, respectively. During 2023, we recognized a tax shortfall from stock-based awards of $0.5 million. We account for stock-based compensation arrangements with non-employees based upon the award’s grant date fair value. We estimate the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. Beginning upon the first grant of options in 2022, the expected term for options granted is estimated using our historical experience, including information related to options we have granted.

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

401(k) Defined Contribution Plan

We adopted the Alarm.com Holdings 401(k) Plan, or the Plan, on April 30, 2009. All of our employees are eligible to participate in the Plan. For the years ended December 31, 2024, 2023 and 2022, our discretionary match was 100% of employee contributions up to 10% of salary and up to a $5,000 maximum match. We recognized compensation expense of $7.5 million, $7.2 million and $6.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to our matching contributions.

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
December 31, 2024, 2023 and 2022
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

For our 2024 annual impairment review, we performed a qualitative assessment for our Alarm.com reporting unit, our only reporting unit with a goodwill balance. Based on the results of our qualitative assessment, we determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount, including goodwill. Therefore, we concluded that there was no goodwill impairment as of October 1, 2024. Our assessment was performed as of October 1, 2024, and we have determined there has been no triggering events that resulted in goodwill impairment from our assessment date through December 31, 2024.

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

For the years ended December 31, 2024, 2023 and 2022, we determined there were no impairments of our intangible assets with definite lives or other long-lived assets.

Advertising Costs

We expense advertising costs as incurred. Advertising costs totaled $6.6 million, $2.9 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Advertising costs are primarily included within sales and marketing expenses on our consolidated statements of operations.

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
December 31, 2024, 2023 and 2022
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

We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share. We use the if-converted method when calculating the dilutive impact of the 2026 Notes and 2029 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes and 3,365,132 shares related to the 2029 Notes within the weighted average shares outstanding when calculating the diluted net income per share. Additionally, we included interest expense and debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share.

Our redeemable noncontrolling interests are related to our 86% equity ownership interest in OpenEye and our 85% equity ownership interest in Noonlight. When calculating net income attributable to the common stockholders, net loss attributable to our redeemable noncontrolling interests should be excluded from net income. As a result, net income attributable to the common stockholders is equal to the net income less the net loss attributable to redeemable noncontrolling interests as of the end of each period.

Recent Accounting Pronouncements

Adopted

On November 27, 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, "Segment Reporting (Topic 280),” which revises the disclosure requirements about a public entity’s reportable segments and a reportable segment’s expenses. This amendment requires a public entity to (i) disclose significant segment expense that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, (ii) disclose an amount for other segment items by reportable segment and a description of its composition and (iii) provide annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods. This amendment is required to be applied retrospectively to all prior periods presented. We adopted ASU 2023-07 during the fiscal year ended December 31, 2024, which increased the amount of disclosures within Note 19 related to segment expenses.

Not Yet Adopted

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
December 31, 2024, 2023 and 2022
should be applied on a prospective basis, but retrospective application is permitted. We are currently assessing the impact this pronouncement will have on our consolidated financial statement disclosures.

On November 5, 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations, including purchases of inventory, employee compensation, depreciation, amortization and depletion. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses and, on an annual basis, an entity's definition of selling expenses. The amendment is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. This amendment should be applied either on a prospective basis or a retrospective basis to any or all prior periods presented. We are currently assessing the impact this pronouncement will have on our consolidated financial statement disclosures.

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

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the years ended December 31, 2024, 2023 and 2022.

The changes in our contract assets are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning of period balance	$9,099	$13,975	$4,520
Commission costs and upfront payments to a customer capitalized in period	10,292	7,837	14,270
Reimbursement of previously capitalized upfront payments to customers	—	(6,774)	—
Amortization of contract assets	(7,303)	(5,939)	(4,815)
End of period balance	$12,088	$9,099	$13,975

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

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning of period balance	$22,885	$18,332	$14,837
Revenue deferred and acquired in period	26,883	22,861	18,617
Revenue recognized from amounts included in contract liabilities	(23,209)	(18,308)	(15,122)
End of period balance	$26,559	$22,885	$18,332

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	December 31,
	2024	2023
Accounts receivable	$132,400	$136,769
Allowance for credit losses	(3,870)	(3,864)
Allowance for product returns	(2,448)	(2,279)
Accounts receivable, net	$126,082	$130,626

For the years ended December 31, 2024, 2023 and 2022 we recorded a provision for credit losses on our accounts receivable of $1.0 million, $1.5 million and $1.2 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, we recorded a $3.2 million, $4.4 million and $4.7 million reserve for product returns in our hardware and other revenue, respectively. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Allowance for Credit Losses - Accounts Receivable

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(3,723)	$(141)	$(2,755)	$(80)
(Provision for) / recovery of expected credit losses	(956)	6	(1,399)	(109)
Write-offs	902	42	431	48
End of period balance	$(3,777)	$(93)	$(3,723)	$(141)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	December 31,
	2024	2023
Raw materials	$23,881	$30,452
Work-in-process	595	275
Finished goods	62,959	65,413
Total inventory	$87,435	$96,140

Inventory values are net of a write-down of $1.4 million during the year ended December 31, 2023, which is reflected in cost of hardware and other revenue within our consolidated statements of operations. The inventory write-down was the result of a lower of cost or net realizable value adjustment for finished goods.

Note 6. Property and Equipment, Net

Furniture, fixtures and office equipment, computer software and hardware, internal-use software, construction in progress, leasehold improvements and real property and improvements are recorded at cost and presented net of depreciation on the consolidated balance sheets. We record land at historical cost. Furniture, fixtures and office equipment and computer software and hardware are depreciated on a straight-line basis over lives generally ranging from three to five years. Internal-use software included in fixed assets is amortized on a straight-line basis over a three-year period. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Real property is amortized on a straight-line basis over lives ranging from 15 to 39 years and the improvements related to real property are amortized on a straight-line basis over the shorter of the life of the underlying real property or the asset lives.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
The components of property and equipment, net are as follows (in thousands):

	December 31,
	2024	2023
Furniture, fixtures and office equipment	$10,325	$9,839
Computer software and hardware	41,197	34,913
Internal-use software	8,949	8,949
Construction in progress	14,809	3,581
Leasehold improvements	34,397	33,555
Real property and improvements	11,322	12,079
Land	22,684	22,693
Total property and equipment	143,683	125,609
Accumulated depreciation	(80,478)	(71,445)
Property and equipment, net	$63,205	$54,164

Depreciation expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022 was $10.3 million, $11.2 million and $11.6 million, respectively. Amortization expense related to internal-use software included in fixed assets of zero, zero and $0.6 million was included in depreciation expenses for the years ended December 31, 2024, 2023 and 2022, respectively. We had no disposals and write-offs of property and equipment that impacted the consolidated statements of operations during the years ended December 31, 2024, 2023 and 2022.

Note 7. Acquisitions

Asset Acquisitions

On November 22, 2024, EnergyHub International, Inc., one of our wholly-owned subsidiaries, acquired certain assets of Finland-based Kapacity.io Solutions Oy. Substantially all of the acquired assets consisted of developed technology. We believe the acquisition of the developed technology will help accelerate deployment of a cloud-based demand response platform internationally for our EnergyHub subsidiary.

In consideration for the purchase of the developed technology, we paid $1.3 million in cash in November 2024, after deducting $0.2 million related to an agreed holdback provision. Additionally, we incurred $0.1 million in direct transaction costs related to legal fees during 2024 that were capitalized as a component of the consideration transferred. The $1.6 million purchase price consideration related to developed technology was recorded as an intangible asset at the time of the asset acquisition and is being amortized on a straight-line basis over an estimated useful life of seven years. The asset acquisition was recorded within our Other segment.

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

In consideration for the purchase of the acquired assets, we paid $5.5 million in cash on April 21, 2023, after deducting $0.3 million related to the settlement of an outstanding loan issued to Vintra during March 2023 and $1.0 million related to an agreed holdback provision. The holdback was fully paid by the third quarter of 2024. Additionally, we incurred $0.4 million in direct transaction costs related to legal fees during 2023 that were capitalized as a component of the consideration transferred. The $7.1 million purchase price consideration allocated to developed technology was recorded as an intangible asset at the time of the asset acquisition and is being amortized on a straight-line basis over an estimated useful life of five years. The remaining $0.1 million purchase price consideration was allocated to property and equipment. The asset acquisition was recorded within our Alarm.com segment.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
In consideration for the purchase of EBS, we paid $9.8 million in cash on January 18, 2023, after deducting $2.2 million related to agreed holdback provisions. The holdback was fully paid by the third quarter of 2024. An earn-out up to an additional $2.5 million is payable if certain performance targets are met, which was initially recorded at the acquisition date fair value of $2.0 million. The acquisition was accounted for as a business combination within our Alarm.com segment. The purchase price allocation was finalized during the third quarter of 2023. The overall impacts to our consolidated financial statements were not considered material during the year of the acquisition.

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

In consideration for the purchase of 85% of the issued and outstanding shares of capital stock of Noonlight, we paid $31.9 million in cash on September 23, 2022, after deducting $1.5 million related to an outstanding loan issued to Noonlight during May of 2022 and $4.9 million related to agreed holdback provisions. The working capital adjustment was finalized during the first quarter of 2023 and $0.4 million was paid during the second quarter of 2023. The holdback was fully paid to the stockholders of Noonlight by the second quarter of 2024.

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
December 31, 2024, 2023 and 2022
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

Redeemable Noncontrolling Interests

We have a redeemable noncontrolling interest related to our 85% equity ownership interest in Noonlight. The Noonlight stockholder agreement contains a put option that gives the minority Noonlight stockholders the right to sell their remaining 15% equity ownership interest to us based on the fair value of the shares and also contains a call option that gives us the right to purchase the remaining Noonlight shares from the minority Noonlight stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2026. This redeemable noncontrolling interest was recorded at fair value on September 23, 2022, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the consolidated balance sheets. The redemption value of the Noonlight noncontrolling interest was $5.2 million and $6.4 million as of December 31, 2024 and 2023, respectively.

Business Combinations in Operations - Noonlight

The operations of the Noonlight business combination discussed above were included in the consolidated financial statements as of the acquisition date. The pro forma information as well as the revenue and net losses of the business combination were not material to the consolidated financial statements in the year of acquisition.

Note 8. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2023	$148,183	$—	$148,183
Goodwill acquired - initial measurement	7,200	—	7,200
Measurement period adjustment	(1,509)	—	(1,509)
Foreign currency translation adjustment	624	—	624
Balance as of December 31, 2023	154,498	—	154,498
Foreign currency translation adjustment	(287)	—	(287)
Balance as of December 31, 2024	$154,211	$—	$154,211

On January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS and initially recorded $7.2 million of goodwill in the Alarm.com segment. The 2023 measurement period adjustments related to the Noonlight and EBS working capital and tax adjustments during the year ended December 31, 2023. There were no impairments of goodwill recorded during the years ended December 31, 2024, 2023 or 2022. As of December 31, 2024, the accumulated balance of goodwill impairments was $4.8 million, which is related to our acquisition of EnergyHub in 2013.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Other	Total
Balance as of January 1, 2023	$47,522	$33,553	$1,383	$—	$—	$82,458
Intangible assets acquired	2,395	11,583	537	—	—	14,515
Capitalized software development costs	—	—	—	882	—	882
Amortization	(10,623)	(7,962)	(703)	(3)	—	(19,291)
Balance as of December 31, 2023	39,294	37,174	1,217	879	—	78,564
Intangible assets acquired	—	1,585	—	—	46	1,631
Capitalized software development costs	—	—	—	1,798	—	1,798
Amortization	(9,669)	(8,216)	(717)	(232)	—	(18,834)
Balance as of December 31, 2024	$29,625	$30,543	$500	$2,445	$46	$63,159

During the year ended December 31, 2024, we paid less than $0.1 million for the purchase of domain names. We recorded $18.6 million, $19.3 million and $18.4 million of amortization related to our intangible assets for the years ended December 31, 2024, 2023 and 2022, respectively. There were no impairments of long-lived intangible assets during the years ended December 31, 2024, 2023 and 2022. During the year ended December 31, 2024, $0.3 million of fully amortized developed technology intangible assets previously acquired were written-off in the Alarm.com segment as the technology was no longer in use. During the year ended December 31, 2022, we wrote-off $0.7 million in fully amortized intangible assets in the Alarm.com segment that were acquired in 2014 related to customer relationships, developed technology, trade name and other intangible assets that no longer existed as of January 1, 2022.

The following tables reflect the weighted-average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(98,655)	$29,625	5.3
Developed technology	71,316	(40,773)	30,543	4.0
Trade name	4,474	(3,974)	500	2.9
Capitalized software development costs	2,680	(235)	2,445	3.7
Other	46	—	46	5.0
Total intangible assets	$206,796	$(143,637)	$63,159	4.6

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(88,986)	$39,294	6.2
Developed technology	70,061	(32,887)	37,174	4.7
Trade name	4,474	(3,257)	1,217	2.6
Capitalized software development costs	882	(3)	879	3.3
Total intangible assets	$203,697	$(125,133)	$78,564	5.4

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ended December 31,	Amortization
2025	$17,925
2026	16,678
2027	14,231
2028	9,448
2029	2,542
2030 and thereafter	2,335
Total future amortization expense	$63,159

Note 9. Other Assets

Loan to a Distribution Partner

In December 2022, we amended a subordinated credit agreement with the Affiliate. The amended subordinated credit agreement with the Affiliate matures on June 18, 2027, and interest on the outstanding principal balance accrues at a rate of 12.0% per annum and is payable in kind. In March 2024, the Affiliate was in default on a loan arrangement with one of its third party secured lenders. Based on this information, during the three months ended March 31, 2024, we recorded a credit loss expense of $4.0 million in general and administrative expense and recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with the subordinated credit agreement. We placed this loan in nonaccrual status and recorded a full allowance for credit losses for this note receivable as of March 31, 2024. During the three months ended June 30, 2024, we wrote off the entire $4.0 million outstanding note receivable balance that originated in 2017 and reversed the previously recorded allowance for credit losses. As of December 31, 2023, $4.5 million of the notes receivable balance related to the subordinated credit agreement was included in other assets in our consolidated balance sheet.

For the years ended December 31, 2024, 2023 and 2022, we recognized $2.6 million, $3.0 million and $2.7 million of revenue from the distribution partner associated with these loans, respectively.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of December 31, 2024 and 2023, $1.0 million of principal was outstanding from the service provider partner under the loan agreement.

For each of the years ended December 31, 2024, 2023 and 2022, we recognized $0.2 million of revenue from the service provider partner associated with this loan.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of December 31, 2024 and 2023, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the years ended December 31, 2024, 2023 and 2022, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
from orderly transactions for identical or similar investments. As of December 31, 2024 and 2023, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of December 31, 2024 and 2023, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of December 31, 2024 and 2023, our investment in the technology partner was $5.1 million.

In December 2023, we paid $1.5 million to another technology partner as part of a Simple Agreement for Future Equity, or SAFE. We paid an additional $1.5 million during both May 2024 and December 2024 in the same technology partner via a SAFE for a total investment of $4.5 million. The SAFE provides us the right to be issued certain shares of the technology partner's stock in connection with a qualified equity financing or liquidity event. Our investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of December 31, 2024 and 2023, our investment in the privately-held company was $4.5 million and $1.5 million, respectively.

Allowance for Credit Losses - Notes Receivable

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning of period balance	$(5)	$(2)
Provision for expected credit losses	(3,996)	(3)
Write-offs	4,000	—
End of period balance	$(1)	$(5)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	December 31, 2024
Loan Receivables:	2024	2023	2022	2021	2020	Prior	Total
Current	$500	$146	$1,500	$—	$993	$—	$3,139
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$500	$146	$1,500	$—	$993	$—	$3,139

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

	December 31, 2023
Loan Receivables:	2023	2022	2021	2020	2019	Prior	Total
Current	$150	$1,500	$—	$1,039	$—	$4,524	$7,213
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$150	$1,500	$—	$1,039	$—	$4,524	$7,213

There were no notes receivable placed on nonaccrual status as of December 31, 2024 and 2023. During the years ended December 31, 2024, 2023 and 2022, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of December 31, 2024 and 2023, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of December 31, 2024 and 2023, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of December 31, 2024 and 2023, $16.1 million and $14.6 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

Note 10. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts as of December 31, 2024	$1,209,474	$—	$—	$1,209,474
Equity securities with readily determinable fair value as of December 31, 2024	7,425	—	—	7,425
Money market accounts as of December 31, 2023	679,734	—	—	679,734

Liabilities:
Contingent consideration liability from acquisition as of December 31, 2024	$—	$—	$2,169	$2,169
Contingent consideration liability from acquisition as of December 31, 2023	—	—	2,061	2,061

The following table summarizes the change in fair value of the Level 3 liabilities with significant unobservable inputs (in thousands):

	Year Ended December 31,
	2024	2023	2022
	Contingent Consideration Liability from Acquisition	Contingent Consideration Liability from Acquisition	Subsidiary Long-Term Incentive Plan
Beginning of period balance	$2,061	$—	$3,351
Acquired liabilities	—	1,993	—
Changes in fair value included in earnings	108	68	(247)
Reclassification to additional paid in capital upon modification	—	—	(3,104)
End of period balance	$2,169	$2,061	$—

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
As of December 31, 2024, $1.20 billion of our money market accounts was included in cash and cash equivalents, $6.2 million was included in other assets and $1.9 million was included in other current assets in our consolidated balance sheets. As of December 31, 2023, $675.6 million of our money market accounts was included in cash and cash equivalents and $4.1 million was included in other assets in our consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. Our equity securities with readily determinable fair value represent our investments in publicly traded companies, which are valued using quoted prices in active markets. During the year ended December 31, 2024, we recorded an unrealized loss on equity securities of less than $0.1 million. Our investments in public entities are recorded at fair value within other current assets in our consolidated balance sheets and changes in fair value of the investments are recorded within other (expense) / income, net within our consolidated statements of operations. See Note 13 for the carrying amount and estimated fair value of our convertible senior notes as of December 31, 2024 and 2023.

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

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of certain performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2025, and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2025, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. The fair value of the contingent consideration liability is included within accounts payable, accrued expenses and other current liabilities within our consolidated balance sheets. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the consolidated statements of operations. In 2024 and 2023, the contingent consideration liability did not materially change from the acquisition date fair value of $2.0 million as there were minor changes in the expected probability of achievement for the performance targets. The unobservable inputs used in the valuation as of December 31, 2024 included a weighted average expected achievement percentage of 89.5%, weighted by the potential payout of the performance targets, including a range of 80.0% to 99.0%. The valuation also included a weighted average discount rate of 6.1%, weighted by the probability of achievement of the performance targets at various dates, including a range of 6.0% to 6.2%. Selecting another probability of expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into or out of Level 3 during the years ended December 31, 2024 and 2023, and no transfers into Level 3 during the year ended December 31, 2022. There were no reclassifications between levels of the fair value hierarchy during the years ended December 31, 2024, 2023 and 2022.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
Note 11. Leases

As of December 31, 2024, we leased office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2034. In August 2014, we signed a lease for office space in Tysons, Virginia where we relocated our corporate headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space as well as tenant improvement allowances. In August 2024, we entered into an amendment to the lease for our corporate headquarters, which extends the term of our existing leased office space to 2034 and includes two successive five-year renewal options. Additionally, the amendment provides for additional office space, parking spaces and tenant improvement allowances.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$13,084	$11,484	$10,499
Cash paid for amounts included in the measurement of operating lease liabilities	12,467	13,947	12,723
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	38,872	5,262	7,474

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term — operating leases	7.8 years	3.0 years
Weighted-average discount rate — operating leases	8.2%	4.9%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
2025	$13,130
2026	11,820
2027	12,063
2028	11,503
2029	11,052
2030 and thereafter	43,457
Total lease payments	103,025
Less: imputed interest(2)	29,791
Present value of lease liabilities	$73,234
_______________
(1)Operating lease payments exclude $13.6 million of legally binding minimum lease payments for leases executed but not yet commenced. There are no options to extend lease terms that were reasonably certain of being exercised included in these balances.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
Note 12. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$65,615	$39,038
Accrued expenses	29,443	21,559
Income taxes payable	28,045	42,501
Holdback liability from business combinations and asset acquisitions	—	7,340
Contingent consideration liability from acquisition	1,216	—
Other current liabilities	15,108	14,037
Accounts payable, accrued expenses and other current liabilities	$139,427	$124,475

The components of other liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Contingent consideration liability from acquisition	$953	$2,061
Other liabilities	14,526	10,636
Other liabilities	$15,479	$12,697

Note 13. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Convertible Senior Notes - 2026 Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, in a private placement to qualified institutional buyers, or the 2026 Notes. The terms of the 2026 Notes are governed by an Indenture, or the 2026 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as trustee. The 2026 Notes are senior unsecured obligations that do not bear regular interest and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances related to our failure to comply with our reporting obligations under the 2026 Indenture. Special interest, if any, will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs.

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
December 31, 2024, 2023 and 2022
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

As of December 31, 2024 and 2023, the fair value of our 2026 Notes was $473.8 million and $444.8 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $60.80 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of December 31, 2024.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	December 31, 2024	December 31, 2023
Principal	$500,000	$500,000
Unamortized debt issuance costs	(3,319)	(6,485)
Net carrying amount	$496,681	$493,515

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
Interest expense related to the 2026 Notes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization of debt issuance costs	$3,166	$3,145	$3,126
Total interest expense	$3,166	$3,145	$3,126

Convertible Senior Notes - 2029 Notes

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, in a private placement to qualified institutional buyers, or the 2029 Notes. The terms of the 2029 Notes are governed by an Indenture, or the 2029 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are senior unsecured obligations that bear interest at a rate of 2.25% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, and the principal amount of the 2029 Notes will not accrete. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs.

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
December 31, 2024, 2023 and 2022
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

As of December 31, 2024, the fair value of our 2029 Notes was $496.7 million. The fair value was determined based on the quoted price of the 2029 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $60.80 on the last trading day of the quarter, the if-converted value of the 2029 Notes did not exceed the principal amount of $500.0 million as of December 31, 2024.

The net carrying amount of the liability component of the 2029 Notes is as follows (in thousands):

December 31, 2024
Principal	$500,000
Unamortized debt issuance costs	(13,204)
Net carrying amount	$486,796

Interest expense related to the 2029 Notes is as follows (in thousands):

Year Ended December 31,
2024
Interest expense	$6,593
Amortization of debt issuance costs	1,630
Total interest expense	$8,223

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
The capped call transactions are generally expected to reduce the potential dilution to holders of our common stock upon any conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap. As the capped call options are both legally detachable and separately exercisable from the 2029 Notes, we account for the capped call options separately from the 2029 Notes. The capped call options are indexed to our own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options were included as a net reduction to additional paid-in capital in the consolidated balance sheets. The capped call transactions will not be remeasured as long as they continue to meet the conditions for equity classification.

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

Legal Proceedings

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Two of the patents were found unpatentable in reexamination, and EcoFactor appealed the decision with respect to one of the patents to the United States Court of Appeals for the Federal Circuit on July 9, 2024, while its time to appeal the second decision has not yet expired. The ex parte reexamination of a third patent is still ongoing, and ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the U.S. Patent Trial and Appeal Board, or PTAB, in inter partes review, and all claims were canceled on February 1, 2024.

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
December 31, 2024, 2023 and 2022
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

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we incurred costs associated with the indemnification of our service provider Central Security Group – Nationwide, Inc. (d/b/a Alert 360), or CSG, in an ongoing patent litigation. In 2018, Ubiquitous Connectivity, LP, or Ubiquitous, brought suit against CSG in U.S. District Court, Northern District of Oklahoma, alleging infringement of two U.S. patents. The case was stayed by agreement of the parties for several years while the patents in suit were challenged before the PTAB. In January 2021, the PTAB deemed 42 out of 46 claims of the two asserted patents unpatentable. Ubiquitous appealed a portion of the PTAB’s findings to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the PTAB’s ruling on August 8, 2023. As a result, only four patent claims remain at issue and the Northern District of Oklahoma case is no longer stayed. The case is currently in the discovery phase. The court held a claim construction hearing on December 12, 2024, but has not yet rendered a claim construction opinion. A hearing on dispositive motions, including for summary judgment, is scheduled for April 15, 2026. A trial is scheduled for July 6, 2026.

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

Common and Preferred Stock

As of December 31, 2024 and 2023, there were 52,756,077 and 51,888,838 shares of common stock issued, and 49,618,346 and 49,868,175 shares of common stock outstanding, respectively. As of December 31, 2024 and 2023, there were no preferred shares issued and outstanding. Each outstanding share of common stock is entitled to one vote per share.

Stock Repurchase Programs

On December 3, 2020, our board of directors authorized a stock repurchase program, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the three-year period ending December 3, 2023. On February 15, 2023, our board of directors authorized the cancellation of the balance under the stock repurchase program ending December 3, 2023, and also authorized a stock repurchase program, effective February 23, 2023, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending February 23, 2025.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes, the cancellation of the balance under the stock repurchase program ending February 23, 2025, and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. The full repurchase balance for this program of $100.0 million was available as of December 31, 2024.

During the year ended December 31, 2024, we repurchased 1,117,068 shares of our common stock for $75.0 million concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. During the years ended December 31, 2023 and 2022, we repurchased 487,918 and 1,385,592 shares of our common stock under our stock repurchase programs that were subsequently canceled effective May 31, 2024 and February 15, 2023, for $27.3 million and $78.8 million, respectively, which includes applicable commissions and fees. As of January 1, 2023, we are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2015 Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $3.4 million and $2.6 million of tax withholdings related to vesting of restricted stock units during the years ended December 31, 2024 and 2023, respectively. No tax withholdings related to the vesting of restricted stock units were paid during the year ended December 31, 2022. We also utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Note 15. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of hardware and other revenue	$2	$5	$—
Sales and marketing	2,833	3,522	4,342
General and administrative	13,080	13,028	15,037
Research and development	25,327	30,728	33,275
Total stock-based compensation expense	$41,242	$47,283	$52,654

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	$4,237	$4,166	$3,654
Restricted stock units	36,792	42,924	48,798
Employee stock purchase plan	213	193	202
Total stock-based compensation expense	$41,242	$47,283	$52,654
Tax windfall benefit / (shortfall) from stock-based awards	$1,829	$(508)	$2,022

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

In June 2015, our board of directors adopted and our stockholders approved our 2015 Plan pursuant to which we initially reserved a total of 4,700,000 shares of common stock for issuance under the 2015 Plan, which included shares of our common

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
stock previously reserved for issuance under our Amended and Restated 2009 Stock Incentive Plan, or the 2009 Plan. The number of shares of common stock reserved for issuance under the 2015 Plan automatically increased on January 1 each year, commencing on January 1, 2016 through January 1, 2024, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As a result of the adoption of the 2015 Plan, no further grants may be made under the 2009 Plan. As of December 31, 2024, 11,533,781 shares remained available for future grant under the 2015 Plan. In December 2023, our board of directors determined that the January 1, 2024 increase in the number of shares reserved for issuance under the 2015 Plan would be 5.0% of the total number of shares of common stock outstanding on December 31, 2023, or 2,493,408 shares. In November 2022, our board of directors determined that the January 1, 2023 increase in the number of shares reserved for issuance under the 2015 Plan would be 5.0% of the total number of shares of common stock outstanding on December 31, 2022, or 2,472,635 shares.

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

Certain stock options granted under the 2015 Plan and previously granted under the 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were no unvested shares of common stock outstanding subject to our right of repurchase as of December 31, 2024 and 2023. We did not repurchase any unvested shares of common stock related to early exercised stock options in connection with employee terminations during the years ended December 31, 2024, 2023 and 2022. There were no proceeds from the early exercise of the unvested stock options reflected in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets as of December 31, 2024 and 2023.

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

There were 138,750, 237,400 and 184,500 stock options granted during the years ended December 31, 2024, 2023 and 2022, respectively. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is 0%.

The following table summarizes the assumptions used for estimating the fair value of stock options granted:

Year Ended December 31,
	2024	2023	2022
Volatility	39.7 - 41.1%	40.9 - 41.9%	40.2 - 41.8%
Expected term	5.5 - 5.6 years	5.4 - 5.6 years	5.2 - 5.3 years
Risk-free interest rate	3.7 - 4.4%	3.3 - 4.4%	2.9 - 3.9%
Dividend rate	—%	—%	—%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,270,778	$45.84	5.9	$26,360
Granted	138,750	66.31
Exercised	(250,691)	32.93		9,330
Forfeited	(29,577)	72.72
Expired	(5,400)	4.47
Outstanding as of December 31, 2024	1,123,860	$50.74	5.8	$14,974
Vested and expected to vest as of December 31, 2024	1,123,860	$50.74	5.8	$14,974
Exercisable as of December 31, 2024	634,666	$43.72	4.1	$12,546

The weighted average grant date fair value for our stock options granted during the years ended December 31, 2024, 2023 and 2022 was $29.16, $23.01 and $24.68, respectively. The total fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022 was $4.2 million, $3.3 million and $3.3 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $9.3 million, $5.6 million and $5.7 million, respectively. As of December 31, 2024, the total compensation cost related to nonvested awards not yet recognized was $6.2 million, which will be recognized over a weighted average period of 2.4 years. Cash received from exercises of stock options was $8.3 million, $2.0 million and $2.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
Restricted Stock Units

There was an aggregate of 628,394, 558,747 and 1,123,076 RSUs without performance conditions granted to certain of our employees and directors during the years ended December 31, 2024, 2023 and 2022, respectively. There were no RSUs with performance conditions granted during the years ended December 31, 2024 and 2023. There was an aggregate of 168,223 RSUs with performance conditions granted to certain of our employees during the year ended December 31, 2022. The time-based RSUs vest over a five-year period from the vesting commencement date, which is generally the grant date. The performance-based RSUs vest when the related performance conditions are met. Vested RSUs include the amount of shares withheld to satisfy tax withholding requirements to be paid by us on behalf of our employees, when applicable. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense for time-based RSUs using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The condition for vesting of the RSUs is based on continued employment. We recognize stock-based compensation expense for performance-based RSUs based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. As of December 31, 2024, the total unrecognized compensation expense related to RSUs without performance conditions was $57.4 million, which is expected to be recognized over a weighted average period of 2.4 years. As of December 31, 2024, the total unrecognized compensation expense related to RSUs with performance conditions was $3.6 million, which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes RSU activity:

	RSUs without Performance Conditions			RSUs with Performance Conditions
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,959,681	$63.75	$126,635	218,194	$74.86	$14,100
Granted	628,394	65.29		—	—
Vested	(601,931)	61.49	38,466	(33,395)	60.72	2,376
Forfeited	(166,824)	64.41		(30,438)	60.10
Outstanding as of December 31, 2024	1,819,320	$64.97	$110,615	154,361	$80.83	$9,385
Vested and expected to vest as of December 31, 2024	1,819,320	$64.97	$110,615	145,410	$80.42	$8,841

The weighted average grant date fair value for our RSUs without performance conditions granted during the years ended December 31, 2024, 2023 and 2022 was $65.29, $55.40 and $63.76, respectively. The weighted average grant date fair value for our RSUs with performance conditions granted during the year ended December 31, 2022 was $71.64. The total fair value of RSUs without performance conditions vested during the years ended December 31, 2024, 2023 and 2022 was $37.0 million, $45.3 million and $24.3 million, respectively. The total fair value of RSUs with performance conditions vested during the years ended December 31, 2024, 2023 and 2022 was $2.0 million, $3.2 million and zero, respectively.

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of December 31, 2024, 1,866,044 shares have been reserved for future grant under the 2015 ESPP, with provisions established to increase the number of shares available on January 1 of each subsequent year for nine years. The annual automatic increase in the number of shares available for issuance under the 2015 ESPP was the lesser of 1% of each class of common stock outstanding as of December 31 of the preceding fiscal year, 1,500,000 shares of common stock, or such lesser number as determined by the board of directors. There was no increase to the number of shares of common stock reserved for issuance under the 2015 ESPP in 2022, 2023 or 2024. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. An aggregate of 29,946, 33,639 and 24,994 shares were purchased by employees for the years ended December 31, 2024, 2023 and 2022, respectively, for which we recognized $0.2 million of compensation expense during each of those years. Compensation expense is recognized for the amount of the discount, net of actual forfeitures and voluntary withdrawals, over the six-month purchase period.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Note 16. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
Numerator:	2024	2023	2022
Net income	$122,513	$80,340	$55,631
Net loss attributable to redeemable noncontrolling interests	1,603	703	707
Net income attributable to common stockholders - basic (A)	124,116	81,043	56,338
Add back total interest expense, net of tax, attributable to convertible senior notes	8,573	2,367	2,352
Net income attributable to common stockholders - diluted (B)	$132,689	$83,410	$58,690
Denominator:
Weighted average common shares outstanding — basic (C)	49,641,763	49,818,448	49,926,236
Dilutive effect of convertible senior notes, stock options and restricted stock units	8,351,256	4,806,986	5,006,521
Weighted average common shares outstanding — diluted (D)	57,993,019	54,625,434	54,932,757
Net income attributable to common stockholders per share:
Basic (A/C)	$2.50	$1.63	$1.13
Diluted (B/D)	$2.29	$1.53	$1.07

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022
Stock options	579,678	626,976	393,042
Restricted stock units	1,700	255,325	242,842

Our redeemable noncontrolling interests relate to our 86% equity ownership interest in OpenEye, and our 85% equity ownership interest in Noonlight. See Note 2 for details on the put options and call options contained in the OpenEye and Noonlight stockholder agreements.

We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share. We use the if-converted method when calculating the dilutive impact of the 2026 Notes and 2029 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the years ended December 31, 2024, 2023 and 2022. We included 3,365,132 shares related to the 2029 Notes within the weighted averages shares outstanding when calculating the diluted net income per share for the year ended December 31, 2024. Additionally, we included $8.6 million, $2.4 million and $2.4 million of interest expense and debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 17. Significant Service Providers and Distributors

During the years ended December 31, 2024, 2023 and 2022, our 10 largest revenue service provider partners or distributors accounted for 46%, 50% and 49% of our consolidated revenue, respectively. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the years ended December 31, 2024, 2023 and 2022.

No service provider partners represented more than 10% of accounts receivable as of December 31, 2024. One of our service provider partners in the Alarm.com segment represented more than 10% of accounts receivable as of December 31, 2023.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
Note 18. Income Taxes

The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$138,244	$97,453	$56,531
Foreign	3,563	372	62
Total	$141,807	$97,825	$56,593

The components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$40,131	$51,923	$44,591
State	10,561	11,577	10,730
Foreign	3,098	1,715	680
Total Current	53,790	65,215	56,001
Deferred
Federal	(29,307)	(40,519)	(45,609)
State	(5,277)	(6,986)	(9,271)
Foreign	88	(225)	(159)
Total Deferred	(34,496)	(47,730)	(55,039)
Total	$19,294	$17,485	$962

The difference between the income tax expense at the federal statutory rate and income tax expense in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income tax expense, net of federal benefits	2.4	3.0	1.0
Foreign tax rate differential	0.2	0.1	—
Nondeductible meals and entertainment	0.4	0.2	0.9
Foreign-derived intangible income deduction	(3.4)	(4.4)	(7.0)
Valuation allowance	0.8	0.7	0.4
Research and development tax credits	(10.0)	(7.2)	(16.5)
Tax (windfall benefits) / shortfall	(1.1)	0.4	(3.0)
Foreign withholding tax	1.3	1.3	1.2
Nondeductible compensation	1.0	1.0	1.8
Income tax underpayment interest, net of tax benefit	0.6	1.1	0.7
Other	0.4	0.7	1.2
Effective rate	13.6%	17.9%	1.7%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
The components of our net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets, non-current
Provision for credit losses on accounts receivable	$1,459	$1,500
Depreciation	292	401
Accrued expenses	6,615	6,324
Deferred revenue	2,997	2,681
Operating lease liabilities	18,149	8,107
Stock-based compensation	20,060	21,040
Acquisition costs	1,852	2,107
Inventory reserve	566	529
Net operating losses	1,610	2,600
Tax credits	4,334	3,535
Capitalized research and development expenditures	135,619	99,799
Capped call premium	13,416	—
Other	3,430	2,873
Total deferred tax assets, non-current prior to valuation allowance	210,399	151,496
Valuation allowance	(5,012)	(3,754)
Total deferred tax assets, non-current, net of valuation allowance	205,387	147,742
Deferred tax liabilities, non-current
Intangible assets and prepaid patent licenses	(2,574)	(3,552)
Operating lease right-of-use assets	(13,199)	(5,983)
Depreciation	(5,953)	(4,267)
Sales commissions	(1,706)	(1,477)
Equity investments	(161)	(161)
Other deferred tax liabilities	(510)	(487)
Total deferred tax liabilities, non-current	(24,103)	(15,927)
Net deferred tax assets, non-current	$181,284	$131,815

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest expense) is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$9,063	$7,596	$5,541
Additions based on tax positions of the current year	1,978	1,589	1,881
Additions based on tax positions of prior year	617	204	225
Decreases based on tax positions of prior year	(2)	(205)	(51)
Decreases for tax positions taken in the prior year due to settlement	(2,220)	—	—
Decreases due to lapse of applicable statute of limitations	(312)	(121)	—
Ending balance	$9,124	$9,063	$7,596

Our effective income tax rates were 13.6%, 17.9% and 1.7% for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, the effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed, the foreign derived intangible income deduction and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. For the year ended December 31, 2023, the effective tax rate was below the 21.0% statutory rate

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by the impact of state taxes, foreign withholding taxes, federal estimated tax payment interest expense, other nondeductible expenses and a stock-based compensation tax shortfall. For the year ended December 31, 2022, the effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed, foreign derived intangible income deductions and tax windfall benefits from employee stock-based compensation, partially offset by the impact of nondeductible expenses, foreign withholding taxes and state taxes.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards and net deferred tax assets of our EBS subsidiary was $5.0 million, $3.8 million and $2.6 million as of December 31, 2024, 2023 and 2022, respectively.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability of $0.1 million, primarily due to a liability for research and development tax credits claimed, partially offset by the closure of the 2018 and 2019 Internal Revenue Service federal income tax return examination and the release of a state unrecognized tax benefit liability due to the statute of limitations expiration during the year ended December 31, 2024. We recorded a net increase to the unrecognized tax benefits liability of $1.5 million and $2.1 million primarily for research and development tax credits claimed during the years ended December 31, 2023 and 2022, respectively. We believe it is reasonably possible within the next 12 months that a decrease of up to $1.3 million in unrecognized tax benefits may be recognized as a result of a lapse of the statute of limitations.

Our unrecognized tax benefits as of December 31, 2024 and 2023 includes unrecognized tax benefits of $9.1 million and $8.9 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate.

As of December 31, 2024 and 2023, our consolidated balance sheets included a $0.9 million and $0.8 million accrual for total interest expense related to unrecognized tax benefits, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of December 31, 2024, we had gross U.S. federal net operating loss carryforwards of $5.9 million, which will begin to expire in 2031, and Canadian federal net operating loss carryforwards of $0.1 million, which are scheduled to begin to expire in 2034. As of December 31, 2024, we had state net operating loss carryforwards of $4.6 million, which will begin to expire in 2031. As of December 31, 2024, we had less than $0.1 million of federal research and development tax credit carryforwards that will begin to expire in 2041. As of December 31, 2024, we had state research and development tax credit carryforwards of $5.0 million, which will begin to expire in 2030. The federal net operating loss carryforward arose in connection with the 2013 acquisition of EnergyHub and the 2022 acquisition of Noonlight. Utilization of the acquired EnergyHub and Noonlight net operating loss carryforwards may be subject to annual limitations due to ownership change limitations as provided by the Internal Revenue Code of 1986, as amended.

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

As of December 31, 2024, we did not have material undistributed foreign earnings. We have not recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.

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
December 31, 2024, 2023 and 2022

•Other segment

Our chief operating decision maker is our chief executive officer. Management determined the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results.

Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 92%, 93% and 94% of our revenue, net of intersegment eliminations, for the years ended December 31, 2024, 2023 and 2022, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Year Ended December 31, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$564,513	$66,685	$—	$—	$631,198
Hardware and other revenue	306,074	5,979	(2,769)	(655)	308,629
Total revenue	870,587	72,664	(2,769)	(655)	939,827
Cost of SaaS and license revenue	68,666	20,809	329	(292)	89,512
Cost of hardware and other revenue	234,414	5,414	(2,630)	(561)	236,637
Total cost of revenue	303,080	26,223	(2,301)	(853)	326,149
Selling and marketing expense	88,899	22,343	—	—	111,242
General and administrative expense	101,401	7,478	—	—	108,879
Research and development expense	227,559	28,319	—	—	255,878
Amortization and depreciation expense	28,107	1,024	—	—	29,131
Total operating expenses	445,966	59,164	—	—	505,130
Operating income / (loss)	$121,541	$(12,723)	$(468)	$198	$108,548
Assets	$2,081,214	$85,468	$(128,465)	$(9)	$2,038,208

Reconciliation of operating income to income before income taxes
Operating income					$108,548
Interest expense					(11,426)
Interest income					47,359
Other (expense) / income, net					(2,674)
Income before income taxes					$141,807

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

	Year Ended December 31, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$514,673	$54,527	$—	$—	$569,200
Hardware and other revenue	309,778	6,501	(3,201)	(596)	312,482
Total revenue	824,451	61,028	(3,201)	(596)	881,682
Cost of SaaS and license revenue	71,639	17,852	(2,967)	(626)	85,898
Cost of hardware and other revenue	237,660	5,760	(3,771)	(388)	239,261
Total cost of revenue	309,299	23,612	(6,738)	(1,014)	325,159
Selling and marketing expense	82,672	17,554	—	—	100,226
General and administrative expense	107,475	5,935	(480)	—	112,930
Research and development expense	220,106	25,008	—	—	245,114
Amortization and depreciation expense	30,337	1,087	—	—	31,424
Total operating expenses	440,590	49,584	(480)	—	489,694
Operating income / (loss)	$74,562	$(12,168)	$4,017	$418	$66,829
Assets	$1,477,674	$73,621	$(111,725)	$(7)	$1,439,563

Reconciliation of operating income to income before income taxes
Operating income					$66,829
Interest expense					(3,429)
Interest income					29,801
Other (expense) / income, net					4,624
Income before income taxes					$97,825

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

	Year Ended December 31, 2022
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$478,134	$42,243	$—	$—	$520,377
Hardware and other revenue	317,937	9,097	(4,067)	(785)	322,182
Total revenue	796,071	51,340	(4,067)	(785)	842,559
Cost of SaaS and license revenue	59,725	14,172	415	(415)	73,897
Cost of hardware and other revenue	265,828	7,776	(4,419)	(501)	268,684
Total cost of revenue	325,553	21,948	(4,004)	(916)	342,581
Selling and marketing expense	76,927	15,821	—	—	92,748
General and administrative expense	99,081	8,087	(480)	—	106,688
Research and development expense	198,127	20,508	—	—	218,635
Amortization and depreciation expense	29,639	1,231	—	—	30,870
Total operating expenses	403,774	45,647	(480)	—	448,941
Operating income / (loss)	$66,744	$(16,255)	$417	$131	$51,037

Reconciliation of operating income to income before income taxes
Operating income					$51,037
Interest expense					(3,144)
Interest income					8,759
Other (expense) / income, net					(59)
Income before income taxes					$56,593

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $20.3 million, $23.2 million and $26.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2024, 2023 and 2022. Additions to property and equipment were $20.1 million, $8.9 million and $28.4 million for the Alarm.com segment for the years ended December 31, 2024, 2023 and 2022, respectively. Additions to property and equipment were $0.1 million, $0.2 million and $0.3 million for the Other segment for the years ended December 31, 2024, 2023 and 2022, respectively.

We derived substantially all revenue from North America for the years ended December 31, 2024, 2023 and 2022. Substantially all of our long-lived assets were in North America as of December 31, 2024 and 2023.

Note 20. Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly consolidated statement of operations data for each of our eight most recently completed quarters. In the opinion of management, the information for each of these quarters has been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of financial information in accordance with GAAP. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create tariffs, supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022
Information about current and prior period acquisitions that may affect the comparability of the selected financial information presented below is included in Note 7, and information about current and prior period legal matters that may affect the comparability of the selected financial information presented below is included in Note 13. Information about the 2029 Notes issued in May 2024 and the related interest expense, which may affect the comparability of the quarterly financial data presented below, is included in Note 13. The selected consolidated statements of operation data in amounts are presented below (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2023	June 30, 2023	Sept. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024
Total revenue	$209,716	$223,875	$221,854	$226,237	$223,283	$233,807	$240,497	$242,240
Total cost of revenue	76,172	86,367	81,405	81,215	76,515	81,282	84,748	83,604

Net income	14,207	15,611	19,351	31,171	23,404	32,520	36,456	30,133
Net income attributable to common stockholders	14,416	15,799	19,524	31,304	23,595	33,511	36,682	30,328
Net income per share attributable to common stockholders
Basic	$0.29	$0.32	$0.39	$0.63	$0.47	$0.67	$0.74	$0.61
Diluted	$0.28	$0.30	$0.37	$0.58	$0.44	$0.62	$0.67	$0.56

Note 21. Subsequent Events

Loan to a Service Provider Partner

On January 30, 2025, we entered into a senior secured loan agreement with a service provider partner, under which a term loan was provided to the service provider partner in the original principal amount of $21.5 million, which loan is collateralized by the assets of the service provider partner. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030.

Acquisition

On February 10, 2025, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired 81% of the issued and outstanding shares of capital stock of CHeKT, Inc., or CHeKT. CHeKT provides a remote video monitoring service for central station operators that is compatible with a variety of cameras. We believe the acquisition of CHeKT will help to expand our opportunity to provide remote video monitoring solutions in the commercial and residential markets.

In consideration for the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, we paid $23.6 million in cash on February 10, 2025, after deducting $3.7 million related to agreed holdback provisions. We are currently evaluating the accounting treatment of this acquisition and are in the process of completing the preliminary purchase price allocation of the assets acquired and liabilities assumed.

Schedule II – Valuation and Qualifying Accounts and Reserves

Alarm.com Holdings, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2024
Allowance for credit losses on accounts receivable	$3,864	$—	$950	$(944)	$3,870
Allowance for product returns	2,279	3,187	—	(3,018)	2,448
Allowance for credit losses on notes receivable	5	—	3,996	(4,000)	1
Deferred tax valuation allowance	3,754	—	2,642	(1,384)	5,012
Year Ended December 31, 2023
Allowance for credit losses on accounts receivable	$2,835	$—	$1,508	$(479)	$3,864
Allowance for product returns	1,551	4,399	—	(3,671)	2,279
Allowance for credit losses on notes receivable	2	—	3	—	5
Deferred tax valuation allowance	2,591	—	2,204	(1,041)	3,754
Year Ended December 31, 2022
Allowance for credit losses on accounts receivable	$2,168	$—	$1,156	$(489)	$2,835
Allowance for product returns	1,181	4,746	—	(4,376)	1,551
Allowance for credit losses on notes receivable	80	—	(78)	—	2
Deferred tax valuation allowance	2,209	—	1,337	(955)	2,591

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2024. The report of PricewaterhouseCoopers LLP is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2024, the following directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

Name and Title	Action	Total Number of Shares to be Sold Pursuant to the Trading Arrangement	Adoption Date	Expiration Date
Daniel Kerzner, President, Platforms Business	Adoption	Sale of up to 53,668 shares of common stock	December 17, 2024	December 31, 2025
Darius Nevin, Director	Adoption	Sale of up to 36,000 shares of common stock	December 16, 2024	May 14, 2026

During the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

We will file a definitive Proxy Statement for our Annual Meeting, or our 2025 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of our 2025 Proxy Statement under the captions "Information Regarding Committees of the Board of Directors," "Election of Directors" and "Executive Officers."

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

We have adopted a comprehensive Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers, other employees and the Company, which is designed to promote compliance with all applicable insider trading laws, rules and regulations. A copy of this policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of our 2025 Proxy Statement under the captions "Executive Compensation" (other than the information appearing under the heading “Pay Versus Performance”), "Director Compensation" and “Information Regarding Committees of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of our 2025 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of our 2025 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section of our 2025 Proxy Statement under the caption "Principal Accountant Fees and Services" and “Pre-Approval Policies and Procedures.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

    (1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm
    (2) Consolidated Financial Statement Schedule
    (3) Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated as of June 23, 2016	8-K	001-37461	2.1	June 23, 2016
2.2	Amendment No. 1 to Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated November 15, 2016	8-K	001-37461	2.1	November 16, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	June 10, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37461	3.1	March 16, 2023
4.1	Indenture, dated as of January 20, 2021, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37461	4.1	January 20, 2021
4.2	Form of Global Note, representing Alarm.com Holdings, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-37461	4.2	January 20, 2021
4.3	Indenture, dated as of May 31, 2024, by and between Alarm.com Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-37461	4.1	May 31, 2024
4.4	Form of Global Note, representing Alarm.com Holdings, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-37461	4.2	May 31, 2024
4.5	Form of Common Stock Certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.6	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
4.7	Description of Securities Registered Pursuant To Section 12 of the Securities Exchange Act of 1934, As Amended	10-K	001-37461	4.5	February 24, 2022
10.1	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.2	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015	10-Q	001-37461	10.1	August 15, 2016
10.3	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015	10-Q	001-37461	10.2	August 15, 2016
10.4	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016	10-Q	001-37461	10.3	August 15, 2016
10.5	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016	10-Q	001-37461	10.3	November 14, 2016
10.6	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017	10-K	001-37461	10.7	March 16, 2017
10.7	Sixth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated October 10, 2018	10-K	001-37461	10.8	March 1, 2019

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.8	Seventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated May 16, 2019	10-Q	001-37461	10.1	August 9, 2019
10.9	Eighth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated July 17, 2019	10-Q	001-37461	10.2	August 9, 2019
10.10	Ninth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated March 12, 2020	10-Q	001-37461	10.1	May 7, 2020
10.11	Tenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 17, 2020	10-K	001-37461	10.11	February 25, 2021
10.12	Eleventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 21, 2021	10-K	001-37461	10.12	February 24, 2022
10.13	Twelfth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated January 12, 2022	10-K	001-37461	10.13	February 24, 2022
10.14	Thirteenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated July 26, 2023	10-Q	001-37461	10.1	November 9, 2023
10.15^	Fourteenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated August 28, 2024	10-Q	001-37461	10.1	November 7, 2024
10.16†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.17†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.18†	Form of Option Grant Package under 2015 Equity Incentive Plan	10-Q	001-37461	10.1	May 5, 2022
10.19†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	10-Q	001-37461	10.2	May 5, 2022
10.20†	Form of Early Exercise Restricted Stock Purchase Agreement	10-K	001-37461	10.7	February 29, 2016
10.21†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.22†	Alarm.com Holdings, Inc. Executive Bonus Plan	10-Q	001-37461	10.1	May 9, 2019
10.23†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 11, 2015
10.24†	Offer Letter by and between the Registrant and Steve Valenzuela dated October 12, 2016	8-K	001-37461	10.1	November 14, 2016
10.25^	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016	10-Q	001-37461	10.2	November 14, 2016
10.26^	First Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of December 9, 2019	10-K	001-37461	10.23	February 26, 2020
10.27^	Second Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of November 4, 2020	10-K	001-37461	10.27	February 25, 2021
10.28^	Third Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of July 1, 2021	10-Q	001-37461	10.1	November 4, 2021
10.29	Fourth Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of September 27, 2023	10-Q	001-37461	10.2	November 9, 2023
10.30	Class Action Settlement Agreement by and between Alarm.com Holdings, Inc., Alarm.com Incorporated, Abante Rooter and Plumbing, Inc., Mark Hankins and Philip J. Charvat, individually and on behalf of all others similarly situated	10-K	001-37461	10.27	March 1, 2019
10.31	Indemnity Agreement by and between Alarm.com Holdings, Inc. and Simone Wu	10-K	001-37461	10.24	February 26, 2020

Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.32	Form of Confirmation for Capped Call Transactions	8-K	001-37461	10.1	May 31, 2024
19.1*^	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Alarm.com Clawback Policy	10-K	001-37461	97.1	February 22, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Alarm.com Holdings, Inc.

Date:	February 20, 2025	By:	/s/ Stephen Trundle
Stephen Trundle
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Trundle	Chief Executive Officer	February 20, 2025
Stephen Trundle	(Principal Executive Officer)

/s/ Steve Valenzuela	Chief Financial Officer	February 20, 2025
Steve Valenzuela	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy McAdam	Chairman of the Board of Directors	February 20, 2025
Timothy McAdam

/s/ Donald Clarke	Director	February 20, 2025
Donald Clarke

/s/ Rear Admiral Stephen Evans	Director	February 20, 2025
Rear Admiral (Ret.) Stephen Evans

/s/ Cecile Harper	Director	February 20, 2025
Cecile Harper

/s/ Darius G. Nevin	Director	February 20, 2025
Darius G. Nevin

/s/ Timothy J. Whall	Director	February 20, 2025
Timothy J. Whall

/s/ Simone Wu	Director	February 20, 2025
Simone Wu