Form 10-Q
period 2025-03-31
Alarm.com Holdings, Inc.
filed 2025-05-09
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 1, 2025, there were 49,742,009 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
SaaS and license revenue	$163,800	$150,344
Hardware and other revenue	75,022	72,939
Total revenue	238,822	223,283
Cost of revenue(1):
Cost of SaaS and license revenue	21,568	20,428
Cost of hardware and other revenue	56,666	56,087
Total cost of revenue	78,234	76,515
Operating expenses:
Sales and marketing	28,549	25,454
General and administrative	27,001	29,296
Research and development	68,367	65,956
Amortization and depreciation	7,024	7,337
Total operating expenses	130,941	128,043
Operating income	29,647	18,725
Interest expense	(4,314)	(796)
Interest income	12,371	8,540
Other expense, net	(2,685)	(318)
Income before income taxes	35,019	26,151
Provision for income taxes	7,307	2,747
Net income	27,712	23,404
Net loss attributable to redeemable noncontrolling interests	238	191
Net income attributable to common stockholders	$27,950	$23,595

Per share information attributable to common stockholders:
Net income attributable to common stockholders per share:
Basic	$0.56	$0.47
Diluted	$0.52	$0.44
Weighted average common shares outstanding:
Basic	49,659,741	49,963,265
Diluted	60,077,247	55,047,087
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$27,712	$23,404
Other comprehensive income / (loss)
Foreign currency translation adjustment	829	(147)
Total other comprehensive income / (loss)	829	(147)
Comprehensive income	28,541	23,257
Comprehensive loss attributable to redeemable noncontrolling interests	238	191
Comprehensive income attributable to common stockholders	$28,779	$23,448

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,186,195	$1,220,701
Accounts receivable, net of allowance for credit losses of $4,721 and $3,870, and net of allowance for product returns of $1,999 and $2,448 as of March 31, 2025 and December 31, 2024, respectively	118,757	126,082
Inventory	90,136	87,435
Other current assets, net	57,662	47,374
Total current assets	1,452,750	1,481,592
Property and equipment, net	68,661	63,205
Intangible assets, net	70,126	63,159
Goodwill	178,193	154,211
Deferred tax assets	188,387	181,284
Operating lease right-of-use assets	55,260	53,425
Other assets, net of allowance for credit losses of $1 as of March 31, 2025 and December 31, 2024	64,054	41,332
Total assets	$2,077,431	$2,038,208
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$136,152	$139,427
Accrued compensation	21,381	28,739
Deferred revenue	13,927	12,940
Convertible senior notes, net	497,475	—
Operating lease liabilities	8,493	7,700
Total current liabilities	677,428	188,806
Deferred revenue	13,597	13,619
Convertible senior notes, net, noncurrent	487,500	983,477
Operating lease liabilities	69,908	65,534
Other liabilities	16,810	15,479
Total liabilities	1,265,243	1,266,915
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	52,585	44,747
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 52,903,810 and 52,756,077 shares issued; and 49,679,679 and 49,618,346 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	529	528
Additional paid-in capital	530,528	521,192
Treasury stock, at cost; 3,224,131 and 3,137,731 shares as of March 31, 2025 and December 31, 2024, respectively	(191,350)	(186,291)
Accumulated other comprehensive income	1,644	815
Retained earnings	418,252	390,302
Total stockholders’ equity	759,603	726,546
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$2,077,431	$2,038,208

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2025	2024
Net income	$27,712	$23,404
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	977	254
Reserve for product returns	425	1,149
Provision for credit losses on notes receivable	—	3,998
Amortization on patents and tooling	178	220
Amortization and depreciation	7,024	7,337
Amortization of debt issuance costs	1,498	790
Amortization of operating leases	3,903	2,976
Deferred income taxes	(8,791)	(13,443)
Change in fair value of contingent liability	(301)	31
Stock-based compensation	9,458	11,268
Loss from investments in unconsolidated entities	2,313	—
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	6,283	826
Inventory	(1,859)	10,382
Other current and non-current assets	(8,768)	(962)
Accounts payable and other current liabilities	(12,749)	4,524
Deferred revenue	965	1,327
Operating lease liabilities	(3,474)	(3,221)
Other liabilities	(737)	(1,007)
Cash flows from operating activities	24,057	49,853
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(23,412)	—
Additions to property and equipment	(6,115)	(3,066)
Issuances of notes receivable	(21,500)	(500)
Receipt of payments on notes receivable	29	13
Capitalized software development costs	(408)	(408)
Purchase of investment in unconsolidated entities	(3,773)	—
Cash flows used in investing activities	(55,179)	(3,961)
Cash flows (used in) / from financing activities:
Purchases of treasury stock, including transaction costs	(5,059)	—
Issuances of common stock from equity-based plans	1,583	6,356
Cash flows (used in) / from financing activities	(3,476)	6,356
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(118)	(180)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(34,716)	52,068
Cash, cash equivalents and restricted cash at beginning of the period	1,229,132	701,079
Cash, cash equivalents and restricted cash at end of the period	$1,194,416	$753,147

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,186,195	$747,877
Restricted cash included in other current assets and other assets	8,221	5,270
Total cash, cash equivalents and restricted cash	$1,194,416	$753,147

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2024	$44,747	52,756	$528	$521,192	3,138	$(186,291)	$815	$390,302	$726,546
Common stock issued in connection with equity-based plans	—	148	1	1,582	—	—	—	—	1,583
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(3)	86	(5,059)	—	—	(5,062)
Stock-based compensation expense	—	—	—	9,481	—	—	—	—	9,481
Noncontrolling interest assumed through acquisition	6,352	—	—	—	—	—	—	—	—
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,724	—	—	(1,724)	—	—	—	—	(1,724)
Net income / (loss) attributable to common stockholders	(238)	—	—	—	—	—	—	27,950	27,950
Other comprehensive income	—	—	—	—	—	—	829	—	829
Balance as of March 31, 2025	$52,585	52,904	$529	$530,528	3,224	$(191,350)	$1,644	$418,252	$759,603

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2023	$36,308	51,889	$519	$531,734	2,021	$(111,291)	$1,398	$266,186	$688,546
Common stock issued in connection with equity-based plans	—	224	2	6,354	—	—	—	—	6,356
Stock-based compensation expense	—	—	—	11,339	—	—	—	—	11,339
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,595	—	—	(1,595)	—	—	—	—	(1,595)
Net income / (loss) attributable to common stockholders	(191)	—	—	—	—	—	—	23,595	23,595
Other comprehensive income	—	—	—	—	—	—	(147)	—	(147)
Balance as of March 31, 2024	$37,712	52,113	$521	$547,832	2,021	$(111,291)	$1,251	$289,781	$728,094

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025 and 2024

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 20, 2025, or the Annual Report. The condensed consolidated balance sheet as of December 31, 2024 was derived from our audited financial statements but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine, and in the Middle East and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, tariffs, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2025, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

Reclassifications

Certain previously reported amounts in the liabilities footnote for the year ended December 31, 2024 have been reclassified to conform to our current presentation, including the addition of the holdback liability from business combinations and asset acquisitions as a separate line item within the presentation of other liabilities.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024

Significant Accounting Policies

There have been no material changes to our significant accounting policies during the three months ended March 31, 2025 from those disclosed in our Annual Report.

Recent Accounting Pronouncements

Adopted

During the three months ended March 31, 2025, we did not adopt any new accounting pronouncements.

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
March 31, 2025 and 2024
changes in our contract assets are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning of period balance	$12,088	$9,099
Commission costs and upfront payments to a customer capitalized in period	3,184	3,112
Amortization of contract assets	(2,125)	(1,745)
End of period balance	$13,147	$10,466

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning of period balance	$26,559	$22,885
Revenue deferred in period	8,266	6,424
Revenue recognized from amounts included in contract liabilities	(7,301)	(5,097)
End of period balance	$27,524	$24,212

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable	$125,477	$132,400
Allowance for credit losses	(4,721)	(3,870)
Allowance for product returns	(1,999)	(2,448)
Accounts receivable, net	$118,757	$126,082

For the three months ended March 31, 2025, we recorded a provision for credit losses of $1.0 million, as compared to $0.3 million for the same period in the prior year.

For the three months ended March 31, 2025, we recorded a reserve for product returns of $0.4 million in our hardware and other revenue, as compared to $1.1 million for the same period in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024
Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three months ended March 31, 2025, we recorded credit loss expense for accounts receivable and notes receivable of $0.7 million, in general and administrative expense in our condensed consolidated statements of operations. For the three months ended March 31, 2024, we recorded credit loss expense for accounts receivable and notes receivable of $4.0 million, in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

Allowance for Credit Losses - Accounts Receivable

We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three months ended March 31, 2025, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three months ended March 31, 2025, as compared to historical periods.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(3,777)	$(93)	$(3,723)	$(141)
(Provision for) / recovery of expected credit losses	(946)	(31)	(287)	33
Write-offs	123	3	44	20
End of period balance	$(4,600)	$(121)	$(3,966)	$(88)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$20,918	$23,881
Work-in-process	613	595
Finished goods	68,605	62,959
Total inventory	$90,136	$87,435

Note 6. Acquisitions

Asset Acquisition

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

Acquisition of a Business – CHeKT

On February 10, 2025, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired 81% of the issued and

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024
outstanding shares of capital stock of CHeKT, Inc., or CHeKT. CHeKT provides a remote video monitoring service for central station operators that is compatible with a variety of cameras. We believe the acquisition of CHeKT will help to expand our opportunity to provide remote video monitoring solutions in the commercial and residential markets.

In consideration for the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, we paid $23.6 million in cash on February 10, 2025, after deducting $3.7 million related to agreed holdback provisions. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of CHeKT as of the closing date, the purchase price decreased by $0.2 million. The working capital adjustment is expected to be finalized by the second quarter of 2025 and $0.5 million of the holdback is expected to be paid to stockholders of CHeKT at that time. The remaining $3.0 million of the holdback is expected to be paid to the stockholders of CHeKT by the end of the second quarter of 2026, subject to offset for any indemnification obligations. As a result of the acquisition of CHeKT, we recorded approximately $0.3 million in acquisition-related costs for the three months ended March 31, 2025. These costs include expenses directly related to acquiring CHeKT, are expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is primarily pending the final determination of the working capital adjustment as well as tax adjustments, including the assessment of any net operating losses acquired and the related limitations on any identified net operating losses.

The table below sets forth the purchase consideration and the preliminary allocation used to estimate the fair value of the tangible and intangible net assets acquired (in thousands):

February 10, 2025
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$23,386
Holdback consideration	3,700
Total consideration	$27,086
Estimated Tangible and Intangible Net Assets:
Cash	$195
Accounts receivable	308
Inventory	645
Other current assets	4
Customer relationships	486
Developed technology	9,412
Trade names	814
Accounts payable	(150)
Accrued expenses and other current liabilities	(272)
Deferred tax liability	(1,583)
Redeemable noncontrolling interest	(6,352)
Goodwill	23,579
Total estimated tangible and intangible net assets	$27,086

Goodwill of $23.6 million reflects the value of acquired workforce and synergies we expect to achieve from integrating CHeKT's remote video monitoring services into our existing solutions in the commercial and residential markets. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods. We allocate goodwill to reporting units based on expected benefit from synergies and have allocated the goodwill to the Alarm.com segment.

Fair Value of Net Assets Acquired and Intangibles

The acquired activities and assets in the purchase of CHeKT constituted a business and in accordance with ASC 805, "Business Combinations," the assets and liabilities were recorded at their respective fair values as of February 10, 2025. We developed the fair value of intangible net assets using the multi-period excess earnings method for developed technology, the with-and-without method for customer relationships and the relief from royalty method for the trade name.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024

Developed Technology

Developed technology primarily consists of intellectual property of proprietary software that is marketed for sale. We valued the developed technology using the multi-period excess earnings method, an income approach. The significant assumptions used in the income approach include estimates about future expected cash flows from the developed technology, the obsolescence factor and the discount rate. We are amortizing the CHeKT developed technology, valued at $9.4 million, on an attribution method based on the discounted cash flows of the model over an estimated useful life of 11 years.

Customer Relationships

We recorded the customer relationships intangible separately from goodwill based on determination of the length, strength and contractual nature of the relationship that CHeKT shared with its customers. We valued the single group of customer relationships using the with-and-without method, an income approach. The significant assumptions used in the income approach include estimates about future expected cash flows from customer contracts and the discount rate. We are amortizing the customer relationships, valued at $0.5 million, on a straight-line basis over an estimated useful life of three years.

Trade Names

We valued the trade names acquired using a relief from royalty method. The significant assumptions used in the income approach include future expected cash flows from the trade name, the royalty rate and the discount rate. We are amortizing the trade names, valued at $0.8 million, on an attribution basis derived from the discounted cash flows of the model over an estimated useful life of seven years.

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest related to our 81% equity ownership interest in CHeKT. The CHeKT stockholder agreement contains a put option that gives the minority CHeKT stockholders the right to sell their remaining 19% equity ownership interest to us based on the fair value of the shares and also contains a call option that gives us the right to purchase the remaining CHeKT shares from the minority CHeKT stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2028. This redeemable noncontrolling interest was recorded at fair value on February 10, 2025, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redemption value of the CHeKT noncontrolling interest was $6.4 million as of February 10, 2025 and March 31, 2025.

Business Combinations in Operations - CHeKT

The operations of the CHeKT business combination discussed above were included in the condensed consolidated financial statements as of the acquisition date. The pro forma information as well as the revenue and net income of the business combination were not material to the condensed consolidated financial statements for the three months ended March 31, 2025.

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2025	$154,211	$—	$154,211
Goodwill acquired	23,579	—	23,579
Foreign currency translation adjustment	403	—	403
Balance as of March 31, 2025	$178,193	$—	$178,193

On February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT and recorded $23.6 million of goodwill in the Alarm.com segment.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024
The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Other	Total
Balance as of January 1, 2025	$29,625	$30,543	$500	$2,445	$46	$63,159
Intangible assets acquired	486	9,412	814	—	—	10,712
Capitalized software development costs	—	—	—	431	—	431
Amortization	(2,003)	(2,055)	(44)	(74)	—	(4,176)
Balance as of March 31, 2025	$28,108	$37,900	$1,270	$2,802	$46	$70,126

We recorded $4.5 million of amortization related to our intangible assets for the three months ended March 31, 2025, as compared to $4.7 million for the same period in the prior year. There were no impairments of long-lived intangible assets during the three months ended March 31, 2025 and 2024.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,766	$(100,658)	$28,108	5.0
Developed technology	80,728	(42,828)	37,900	5.5
Trade name	5,288	(4,018)	1,270	5.3
Capitalized software development costs	3,111	(309)	2,802	3.8
Other	46	—	46	5.0
Total intangible assets	$217,939	$(147,813)	$70,126	5.2

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(98,655)	$29,625	5.3
Developed technology	71,316	(40,773)	30,543	4.0
Trade name	4,474	(3,974)	500	2.9
Capitalized software development costs	2,680	(235)	2,445	3.7
Other	46	—	46	5.0
Total intangible assets	$206,796	$(143,637)	$63,159	4.6
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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024

For the three months ended March 31, 2025, we recognized $0.5 million of revenue from the distribution partner associated with this loan, as compared to $0.7 million for the same period in the prior year.

Loans to Service Provider Partners

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of March 31, 2025 and December 31, 2024, $1.0 million of principal was outstanding from the service provider partner under the loan agreement.

For the three months ended March 31, 2025 and 2024, we recognized less than $0.1 million of revenue from the service provider partner associated with this loan.

On January 30, 2025, we entered into a senior secured loan agreement with another service provider partner, under which a term loan was provided to the service provider partner in the original principal amount of $21.5 million, which loan is collateralized by the assets of the service provider partner. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030. As of March 31, 2025, $21.5 million of principal was outstanding from the service provider partner under the loan agreement.

For the three months ended March 31, 2025 and 2024, we recognized less than $0.1 million of revenue from the service provider partner associated with this loan.

Loan to a Technology Partner

In June 2022, we entered into a convertible promissory note with a technology partner, under which we agreed to loan the technology partner $1.5 million. Interest on the outstanding principal accrues at a rate per annum equal to 6.5%, starting one year from the effective date of the loan. Interest and principal payments are due on the maturity date of the loan, which is June 27, 2029, unless the loan is converted prior to the maturity date, which may occur upon a qualified financing event, as defined in the convertible promissory note, upon a sale of the technology partner or upon our election on the maturity date of the loan. As of March 31, 2025 and December 31, 2024, $1.5 million of principal was outstanding from the technology partner under the convertible promissory note.

For the three months ended March 31, 2025 and 2024, we did not record any revenue from the technology partner associated with this convertible promissory note.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of March 31, 2025 and December 31, 2024, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of March 31, 2025 and December 31, 2024, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of March 31, 2025 and December 31, 2024, our investment in the technology partner was $5.1 million.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024
In December 2023, we paid $1.5 million to another technology partner as part of a Simple Agreement for Future Equity, or SAFE. We paid an additional $1.5 million during both May 2024 and December 2024 to the same technology partner via a SAFE for a total investment of $4.5 million. The SAFE provides us the right to be issued certain shares of the technology partner's stock in connection with a qualified equity financing or liquidity event. Our investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of March 31, 2025 and December 31, 2024, our investment in the privately-held company was $4.5 million.

Allowance for Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable during the three months ended March 31, 2025.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of March 31, 2025 and December 31, 2024 was $0.5 million and $0.2 million, respectively, and is reflected in other current assets and other assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. During the three months ended March 31, 2024, we recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with a subordinated credit agreement with the Affiliate. We did not write off any accrued interest receivable during the three months ended March 31, 2025.

There were no purchases or sales of financial assets during the three months ended March 31, 2025 and 2024. There were no significant changes in the amount of note receivable write-offs during the three months ended March 31, 2025, as compared to historical periods.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning of period balance	$(1)	$(5)
Provision for expected credit losses	—	(3,998)
Write-offs	—	—
End of period balance	$(1)	$(4,003)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	March 31, 2025
Loan Receivables:	2025	2024	2023	2022	2021	Prior	Total
Current	$21,500	$500	$134	$1,500	$—	$976	$24,610
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$21,500	$500	$134	$1,500	$—	$976	$24,610

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024

	December 31, 2024
Loan Receivables:	2024	2023	2022	2021	2020	Prior	Total
Current	$500	$146	$1,500	$—	$993	$—	$3,139
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$500	$146	$1,500	$—	$993	$—	$3,139

There were no notes receivable placed on nonaccrual status as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and 2024, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of March 31, 2025 and December 31, 2024, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of March 31, 2025 and December 31, 2024, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of March 31, 2025 and December 31, 2024, $23.4 million and $16.1 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

Note 9. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of March 31, 2025	$1,175,836	$—	$—	$1,175,836
Money market accounts as of December 31, 2024	1,209,474	—	—	$1,209,474
Equity securities with readily determinable fair value as of March 31, 2025	8,910	—	—	$8,910
Equity securities with readily determinable fair value as of December 31, 2024	7,425	—	—	$7,425

Liabilities:
Contingent consideration liability from acquisition as of March 31, 2025	$—	$—	$1,868	$1,868
Contingent consideration liability from acquisition as of December 31, 2024	—	—	2,169	2,169

The following table summarizes the change in fair value of the Level 3 contingent consideration liability with significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning of period balance	$2,169	$2,061
Changes in fair value included in earnings	(301)	31
End of period balance	$1,868	$2,092

As of March 31, 2025, $1.17 billion of our money market accounts was included in cash and cash equivalents, $6.2 million was included in other assets and $1.9 million was included in other current assets in our condensed consolidated balance sheets. As of December 31, 2024, $1.20 billion of our money market accounts was included in cash and cash equivalents, $1.9 million was included in other current assets and $6.2 million was included in other assets in our condensed consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. Our equity securities with readily determinable fair value represent our investments in publicly traded companies, which are valued using quoted prices in active markets. During the three months ended March 31, 2025, we recorded an unrealized loss on equity securities of $2.3

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024
million. Our investments in public entities are recorded at fair value within other current assets in our condensed consolidated balance sheets and changes in fair value of the investments are recorded within other expense, net within our condensed consolidated statements of operations. See Note 12 for the carrying amounts and estimated fair values of our convertible senior notes as of March 31, 2025 and December 31, 2024.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of two performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2025, and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2025, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. The fair value of the contingent consideration liability as of March 31, 2025 was included within accounts payable, accrued expenses and other current liabilities within our condensed consolidated balance sheet. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the condensed consolidated statements of operations. One of the performance targets was achieved during the three months ended March 31, 2025, and the related payment of $1.3 million is expected to be made during the second quarter of 2025. The $0.3 million decrease in the contingent consideration liability during the three months ended March 31, 2025 was primarily due to a decrease in the expected probability of achievement for the remaining performance target. The unobservable inputs used in the valuation for the remaining performance target as of March 31, 2025 included an expected achievement percentage of 50.0%. The valuation also included a weighted average discount rate of 5.6%, weighted by the probability of achievement of the performance targets at various dates, including a range of 5.5% to 5.6%. Selecting another probability of expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into or out of Level 3 or reclassifications between levels of the fair value hierarchy during the three months ended March 31, 2025 and 2024.

Note 10. Leases

As of March 31, 2025, we leased office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2034. In August 2014, we signed a lease for office space in Tysons, Virginia where we relocated our corporate headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space as well as tenant improvement allowances. In August 2024, we entered into an amendment to the lease for our corporate headquarters, which extends the term of our existing leased office space to 2034 and includes two successive five-year renewal options. Additionally, the amendment provides for additional office space, parking spaces and tenant improvement allowances.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$3,903	$2,976
Cash paid for amounts included in the measurement of operating lease liabilities	3,474	3,221
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	4,141	2,643

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term — operating leases	7.8 years	7.8 years
Weighted-average discount rate — operating leases	8.2%	8.2%

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2025	$10,237
2026	13,038
2027	13,234
2028	12,643
2029	12,177
2030 and thereafter	48,566
Total lease payments	109,895
Less: imputed interest(2)	31,494
Present value of lease liabilities	$78,401
_______________
(1)Operating lease payments exclude $4.4 million of legally binding minimum lease payments for leases executed but not yet commenced. There are no options to extend lease terms that were reasonably certain of being exercised included in these balances.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

Our finance leases and sublease were not material to the condensed consolidated financial statements as of March 31, 2025. We did not have any finance leases or subleases as of December 31, 2024. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three months ended March 31, 2025 and 2024.

Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$57,076	$65,615
Accrued expenses	16,680	29,443
Income taxes payable	42,382	28,045
Holdback liability from business combinations and asset acquisitions	679	—
Contingent consideration liability from acquisition	1,868	1,216
Other current liabilities	17,467	15,108
Accounts payable, accrued expenses and other current liabilities	$136,152	$139,427

The components of other liabilities are as follows (in thousands):

	March 31, 2025	December 31, 2024
Holdback liability from business combinations and asset acquisitions	$3,000	$200
Contingent consideration liability from acquisition	—	953
Other liabilities	13,810	14,326
Other liabilities	$16,810	$15,479

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024
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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024
As of March 31, 2025 and December 31, 2024, the fair value of our 2026 Notes was $480.8 million and $473.8 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $55.65 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of March 31, 2025.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal	$500,000	$500,000
Unamortized debt issuance costs	(2,525)	(3,319)
Net carrying amount	$497,475	$496,681

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of debt issuance costs	$794	$790
Total interest expense	$794	$790

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
March 31, 2025 and 2024
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

As of March 31, 2025 and December 31, 2024, the fair value of our 2029 Notes was $484.5 million and $496.7 million, respectively. The fair value was determined based on the quoted price of the 2029 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $55.65 on the last trading day of the quarter, the if-converted value of the 2029 Notes did not exceed the principal amount of $500.0 million as of March 31, 2025.

The net carrying amount of the liability component of the 2029 Notes is as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal	$500,000	$500,000
Unamortized debt issuance costs	(12,500)	(13,204)
Net carrying amount	$487,500	$486,796

Interest expense related to the 2029 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense	$2,813	$—
Amortization of debt issuance costs	704	—
Total interest expense	$3,517	$—

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024
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

Legal Proceedings

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Three of the patents were found unpatentable in reexamination. EcoFactor appealed the decision with respect to one of the patents to the United States Court of Appeals for the Federal Circuit on July 9, 2024, EcoFactor filed a pending request for rehearing in the U.S. Patent Trial and Appeal Board, or PTAB, with respect to a second patent on March 28, 2025, and EcoFactor appealed the rejection of the third patent to the PTAB, filing its appeal brief on June 10, 2024. Ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the PTAB in inter partes review, and all claims were canceled on February 1, 2024.

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
March 31, 2025 and 2024
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

Note 13. Stockholders' Equity

Stock Repurchase Programs

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. During the three months ended March 31, 2025, we repurchased 86,400 shares of our common stock under this program for $5.1 million, which includes applicable commissions and fees. No shares were repurchased under our stock repurchase programs during the three months ended March 31, 2024.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of hardware and other revenue	$—	$1
Sales and marketing	480	755
General and administrative	2,972	3,181
Research and development	6,006	7,331
Total stock-based compensation expense	$9,458	$11,268

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$993	$987
Restricted stock units	8,407	10,230
Employee stock purchase plan	58	51
Total stock-based compensation expense	$9,458	$11,268
Tax (shortfall) / windfall benefit from stock-based awards	$(251)	$486

We granted 35,000 stock options pursuant to our 2015 Equity Incentive Plan during the three months ended March 31, 2025, as compared to 6,000 stock options for the same period in the prior year. There were 21,715 stock options exercised during the three months ended March 31, 2025, as compared to 128,526 stock options for the same period in the prior year. There was an aggregate of 63,072 restricted stock units without performance conditions granted to certain of our employees during the three months ended March 31, 2025, as compared to an aggregate of 88,150 restricted stock units without performance conditions for the same period in the prior year. There were no restricted stock units with performance conditions granted to our employees during the three months ended March 31, 2025 and 2024. There were 71,984 restricted stock units without performance conditions that vested during the three months ended March 31, 2025, as compared to 81,696 restricted stock units without performance conditions vested during the same period in the prior year. There were 30,667 restricted stock units with performance conditions that vested during the three months ended March 31, 2025. No restricted stock units with performance conditions vested during the three months ended March 31, 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Numerator:	2025	2024
Net income	$27,712	$23,404
Net loss attributable to redeemable noncontrolling interests	238	191
Net income attributable to common stockholders - basic (A)	27,950	23,595
Add back total interest expense, net of tax, attributable to convertible senior notes	3,245	594
Net income attributable to common stockholders - diluted (B)	$31,195	$24,189
Denominator:
Weighted average common shares outstanding — basic (C)	49,659,741	49,963,265
Dilutive effect of convertible senior notes, stock options and restricted stock units	10,417,506	5,083,822
Weighted average common shares outstanding — diluted (D)	60,077,247	55,047,087
Net income attributable to common stockholders per share:
Basic (A/C)	$0.56	$0.47
Diluted (B/D)	$0.52	$0.44

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options	614,178	329,749
Restricted stock units	—	61,150

Our redeemable noncontrolling interests relate to our 86% equity ownership interest in OpenEye, our 85% equity ownership interest in Noonlight and our 81% equity ownership interest in CHeKT. See Note 6 for details on the put option and call option contained in the CHeKT stockholder agreement.

We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share. We use the if-converted method when calculating the dilutive impact of the 2026 Notes and 2029 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for each of the three months ended March 31, 2025 and 2024. We included 5,728,550 shares related to the 2029 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the three months ended March 31, 2025. Additionally, we included $3.2 million of interest expense and debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the three months ended March 31, 2025, as compared to $0.6 million for the same period in the prior year.

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

Note 16. Significant Service Providers and Distributors

During the three months ended March 31, 2025, our 10 largest revenue service provider partners or distributors accounted for 46% of our consolidated revenue, as compared to 48% for the same period in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three months ended March 31, 2025 and 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024

No service provider partners represented more than 10% of accounts receivable as of March 31, 2025 and December 31, 2024.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three months ended March 31, 2025, we recorded a provision for income taxes of $7.3 million, resulting in an effective income tax rate of 20.9%. For the three months ended March 31, 2024, we recorded a provision for income taxes of $2.7 million, resulting in an effective income tax rate of 10.5%. For the three months ended March 31, 2025, our effective tax rate was below the 21.0% statutory rate primarily due to 2025 research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. For the three months ended March 31, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed, the foreign derived intangible income deduction, the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax examination and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, federal estimated tax payment interest expense and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards, net deferred tax assets of our EBS subsidiary and an unrealized U.S. federal capital loss was $5.0 million as of December 31, 2024 and increased to $5.8 million as of March 31, 2025.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability of $0.6 million primarily due to a liability for research and development tax credits claimed during the three months ended March 31, 2025. We recorded a net decrease to the unrecognized tax benefits liability of $1.9 million primarily due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax return examination, partially offset by a liability for research and development tax credits claimed during the three months ended March 31, 2024.

Our condensed consolidated balance sheets included an accrual for total interest expense related to unrecognized tax benefits of $1.0 million and $0.9 million as of March 31, 2025 and December 31, 2024, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

As of March 31, 2025, we did not have material undistributed foreign earnings. We have not recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024
Our Alarm.com segment represents our cloud-based platform and licenses and services on our non-hosted software platform for the intelligently connected property and related solutions that contributed 93% of our revenue, net of intersegment eliminations, for the three months ended March 31, 2025, as compared to 94% for the same period in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended March 31, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$147,647	$16,153	$—	$—	$163,800
Hardware and other revenue	74,050	1,889	(674)	(243)	75,022
Total revenue	221,697	18,042	(674)	(243)	238,822
Cost of SaaS and license revenue	16,784	4,784	83	(83)	21,568
Cost of hardware and other revenue	55,885	1,766	(658)	(327)	56,666
Total cost of revenue	72,669	6,550	(575)	(410)	78,234
Selling and marketing expense	22,467	6,082	—	—	28,549
General and administrative expense	24,837	2,164	—	—	27,001
Research and development expense	60,684	7,683	—	—	68,367
Amortization and depreciation expense	6,728	296	—	—	7,024
Total operating expenses	114,716	16,225	—	—	130,941
Operating income / (loss)	$34,312	$(4,733)	$(99)	$167	$29,647
Assets	$2,133,644	$73,148	$(129,250)	$(111)	$2,077,431

Reconciliation of operating income to income before income taxes
Operating income					$29,647
Interest expense					(4,314)
Interest income					12,371
Other expense, net					(2,685)
Income before income taxes					$35,019

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025 and 2024

	Three Months Ended March 31, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$137,859	$12,485	$—	$—	$150,344
Hardware and other revenue	72,364	1,398	(686)	(137)	72,939
Total revenue	210,223	13,883	(686)	(137)	223,283
Cost of SaaS and license revenue	16,458	3,933	104	(67)	20,428
Cost of hardware and other revenue	55,570	1,270	(655)	(98)	56,087
Total cost of revenue	72,028	5,203	(551)	(165)	76,515
Selling and marketing expense	20,410	5,044	—	—	25,454
General and administrative expense	28,285	1,011	—	—	29,296
Research and development expense	58,842	7,114	—	—	65,956
Amortization and depreciation expense	7,084	253	—	—	7,337
Total operating expenses	114,621	13,422	—	—	128,043
Operating income / (loss)	$23,574	$(4,742)	$(135)	$28	$18,725
Assets	$1,538,429	$64,350	$(115,786)	$(11)	$1,486,982

Reconciliation of operating income to income before income taxes
Operating income					$18,725
Interest expense					(796)
Interest income					8,540
Other expense, net					(318)
Income before income taxes					$26,151

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $4.7 million for the three months ended March 31, 2025, as compared to $5.2 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2025 and 2024. Additions to property and equipment were $8.0 million for the Alarm.com segment for the three months ended March 31, 2025, as compared to $3.9 million the same period in the prior year. Additions to property and equipment were less than $0.1 million for the Other segment for each of the three months ended March 31, 2025 and 2024.

We derived substantially all revenue from North America for the three months ended March 31, 2025 and 2024. Substantially all of our long-lived assets were in North America as of March 31, 2025 and December 31, 2024.

Note 19. Subsequent Event

Investment in Service Provider Partner

On April 28, 2025, we paid $29.1 million in cash to purchase 24.7% of the outstanding shares of Safe Streets USA, LLC. We are still evaluating the accounting treatment for this investment, which will be finalized during the second quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 20, 2025, or Annual Report, with the Securities and Exchange Commission, or SEC. This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine and in the Middle East and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, tariffs, risk of recession and inflation (collectively, the Macroeconomic Conditions) on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; the potential impact of trade policies and new or increased tariffs on our cost of hardware revenue and hardware revenue margins; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Alarm.com has established a global network of trusted service provider partners who distribute our solutions to their customers. Our service provider partners represent a wide range of independent businesses, and are experts at selling, installing and supporting our technology. They depend on the Alarm.com platform for connected property technology and to operate and manage their businesses efficiently.

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

Highlights of First Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners, who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 69% of our revenue during the three months ended March 31, 2025, as compared to 67% in the same period in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 2% of our revenue during each of the three months ended March 31, 2025 and 2024.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 31% of our revenue during the three months ended March 31, 2025, as compared to 33% in the same period in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 9% to $163.8 million during the three months ended March 31, 2025 from $150.3 million during the three months ended March 31, 2024. Included in SaaS and license revenue was software license revenue, which decreased to $4.7 million during the three months ended March 31, 2025 from $5.2 million during the three months ended March 31, 2024.

•Total revenue increased 7% to $238.8 million during the three months ended March 31, 2025 from $223.3 million during the three months ended March 31, 2024.

•Net income increased to $27.7 million during the three months ended March 31, 2025, as compared to $23.4 million during the three months ended March 31, 2024. Net income attributable to common stockholders increased to $28.0 million during the three months ended March 31, 2025, as compared to $23.6 million during the three months ended March 31, 2024.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $43.5 million during the three months ended March 31, 2025 from $37.0 million during the three months ended March 31, 2024.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three months ended March 31, 2025 and 2024.

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

In consideration for the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, we paid $23.6 million in cash on February 10, 2025, after deducting $3.7 million related to agreed holdback provisions. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of CHeKT as of the closing date, the purchase price decreased by $0.2 million. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is pending the final determination of the working capital adjustment as well as tax adjustments, including the assessment of any net operating losses acquired and the related limitations on any identified net operating losses.

On April 28, 2025, we paid $29.1 million in cash to purchase 24.7% of the outstanding shares of Safe Streets USA, LLC. We are still evaluating the accounting treatment for this investment, which will be finalized during the second quarter of 2025.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2025, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
SaaS and license revenue	$163,800	$150,344
Non-GAAP adjusted EBITDA	43,540	37,046

	Twelve Months Ended March 31,
	2025	2024
SaaS and license revenue renewal rate	95%	94%

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three months ended March 31, 2025 and 2024.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. As of March 31, 2025 and 2024, we had 76 and 75 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. Certain of these tariffs have been subsequently paused or modified, and the situation remains fluid. The United States and/or countries into which we import products may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. Given these tariffs did not become effective until April 2025, there was no impact to our cost of hardware revenue for these new tariffs during the three months ended March 31, 2025. As we look forward, we continue to monitor the changes in tariffs and consider whether we will pass through some or all of the cost of the tariffs to our customers consistent with our contractual rights. Depending on how much, if any, of the cost of tariffs we pass through to our customers, our hardware revenue margins may be impacted. If tariffs are increased through reinstatement of the previously announced tariffs or are expanded to apply to more of our products, such actions may increase our cost of hardware revenue and reduce our hardware revenue margins further. We continue to closely monitor changes in tariff policy and retain flexibility in response.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 2,002 employees as of March 31, 2024 to 2,020 employees as of March 31, 2025, and grew from 2,010 employees as of December 31, 2024. We expect to continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 564 as of March 31, 2024 to 579 as of March 31, 2025 and increased from 572 as of December 31, 2024. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and we expect to increase our marketing expense in 2025 as compared to 2024. We intend to increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 224 as of March 31, 2024 to 236 as of March 31, 2025 and decreased from 237 as of December 31, 2024. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions decreased from 1,139 as of March 31, 2024 to 1,129 as of March 31, 2025 and increased from 1,127 as of December 31, 2024. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Expense

We record interest expense associated with our 2026 Notes and 2029 Notes. Interest expense in 2025 is expected to increase as compared to 2024 due to the issuance of the 2029 Notes.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, our notes receivable and our restricted cash. Interest income in 2025 will depend, in part, on our use of cash and fluctuations in interest rates.

Other Expense, Net

Other expense, net primarily consists of non-operating and miscellaneous expense and income.

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the three months ended March 31, 2025, our effective tax rate was below the 21.0% statutory rate primarily due to 2025 research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2025		2024
Revenue:
SaaS and license revenue	$163,800	69%	$150,344	67%
Hardware and other revenue	75,022	31	72,939	33
Total revenue	238,822	100	223,283	100
Cost of revenue(1):
Cost of SaaS and license revenue	21,568	9	20,428	9
Cost of hardware and other revenue(2)	56,666	24	56,087	25
Total cost of revenue	78,234	33	76,515	34
Operating expenses:
Sales and marketing(2)	28,549	12	25,454	12
General and administrative(2)	27,001	11	29,296	13
Research and development(2)	68,367	28	65,956	30
Amortization and depreciation	7,024	3	7,337	3
Total operating expenses	130,941	54	128,043	58
Operating income	29,647	13	18,725	8
Interest expense	(4,314)	(2)	(796)	—
Interest income	12,371	5	8,540	4
Other expense, net	(2,685)	(1)	(318)	—
Income before income taxes	35,019	15	26,151	12
Provision for income taxes	7,307	3	2,747	2
Net income	$27,712	12%	$23,404	10%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
Stock-based compensation expense data:	2025	2024
Cost of hardware and other revenue	$—	$1
Sales and marketing	480	755
General and administrative	2,972	3,181
Research and development	6,006	7,331
Total stock-based compensation expense	$9,458	$11,268

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	13%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	76	77
Total cost of revenue as a percentage of total revenue	33%	34%

Comparison of the Three Months Ended March 31, 2025 to March 31, 2024

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the three months ended March 31, 2025 and March 31, 2024.

Revenue

	Three Months Ended March 31,		% Change
	2025	2024
Revenue
SaaS and license revenue	$163,800	$150,344	9%
Hardware and other revenue	75,022	72,939	3
Total revenue	$238,822	$223,283	7%

The $15.5 million increase in total revenue for the three months ended March 31, 2025 as compared to the same period in the prior year was primarily the result of a $13.5 million, or 9%, increase in our SaaS and license revenue, and a $2.1 million, or 3%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $0.5 million to $4.7 million during the three months ended March 31, 2025 as compared to $5.2 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $9.8 million for the three months ended March 31, 2025 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2024. The SaaS and license revenue for our Other segment increased $3.7 million for the three months ended March 31, 2025 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The increase in hardware and other revenue for the three months ended March 31, 2025 as compared to the same period in the prior year was primarily from the $1.7 million increase in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from an increase in the average selling price of cameras sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $0.4 million for the three months ended March 31, 2025 as compared to the same period in the prior year primarily due to increased sales related to our property management solution.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2025	2024
Cost of revenue(1)
Cost of SaaS and license revenue	$21,568	$20,428	6%
Cost of hardware and other revenue	56,666	56,087	1
Total cost of revenue	$78,234	$76,515	2%
% of total revenue	33%	34%
_____________
(1)Excludes amortization and depreciation shown in operating expenses.

The $1.7 million increase in cost of revenue for the three months ended March 31, 2025 as compared to the same period in the prior year was the result of a $1.1 million, or 6%, increase in cost of SaaS and license revenue, and a $0.6 million, or 1%, increase in cost of hardware and other revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The cost of SaaS and license revenue for the Other segment increased $0.8 million during the three months ended March 31, 2025 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $0.3 million during the three months ended March 31, 2025 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of hardware and other revenue for the Alarm.com segment increased $0.3 million during the three months ended March 31, 2025 as compared to the same period in the prior year primarily due to a change in the mix of product sales to more hardware with higher costs. The cost of hardware and other revenue for the Other segment increased $0.3 million during the three months ended March 31, 2025 as compared to the same period in the prior year primarily due to an increase in the number of hardware units shipped related to our property management solution.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for the three months ended March 31, 2025 and 77% for the same period in the prior year. The decrease in cost of hardware and other revenue as a percentage of hardware and other revenue for the three months ended March 31, 2025 as compared to the same period in the prior year is primarily a reflection of the mix of product sales during the periods. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 13% for three months ended March 31, 2025 as compared to 14% for the same period in the prior year. Cost of software license revenue as a percentage of software license revenue was 3% for each of the three months ended March 31, 2025 and 2024.

Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2025	2024
Sales and marketing	$28,549	$25,454	12%
% of total revenue	12%	12%

The $3.1 million increase in sales and marketing expense for the three months ended March 31, 2025 as compared to the same period in the prior year was primarily due to a $1.5 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, and a $0.6 million increase in marketing expense for our Alarm.com segment. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. Sales and marketing expense from our Other segment increased $1.0 million for the three months ended March 31, 2025 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs, attributable in part to increases in the headcount for our sales team. The number of employees in sales and marketing functions increased from 564 as of March 31, 2024 to 579 as of March 31, 2025.

General and Administrative Expense

	Three Months Ended March 31,		% Change
	2025	2024
General and administrative	$27,001	$29,296	(8)%
% of total revenue	11%	13%

The $2.3 million decrease in general and administrative expense for the three months ended March 31, 2025 as compared to the same period in the prior year was primarily due to a $4.3 million decrease in the provision for credit losses for our Alarm.com segment, driven by a $4.0 million loan we provided to an affiliated entity of one of our distribution partners. This decrease in general and administrative expense was partially offset by a $1.0 million increase in consulting costs. General and administrative expenses from our Other segment increased by $1.2 million for the three months ended March 31, 2025 as compared to the same period in the prior year, primarily due to an increase in the provision for credit losses. The number of employees in general and administrative functions increased from 224 as of March 31, 2024 to 236 as of March 31, 2025.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2025	2024
Research and development	$68,367	$65,956	4%
% of total revenue	28%	30%

The $2.4 million increase in research and development expense for the three months ended March 31, 2025 as compared to the same period in the prior year was primarily due to a $0.7 million increase in our expenses for external consultants, a $0.7 million increase in expenses for software licenses and a $0.2 million increase in personnel and related costs for our Alarm.com segment. Research and development expense from our Other segment increased by $0.6 million for the three months ended March 31, 2025 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs attributable in part to an increase in headcount of employees in research and development functions. The overall number of employees in research and development functions decreased from 1,139 as of March 31, 2024 to 1,129 as of March 31, 2025.

Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2025	2024
Amortization and depreciation	$7,024	$7,337	(4)%
% of total revenue	3%	3%

Amortization and depreciation decreased $0.3 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to changes in amortization expense related to the intangible assets we previously acquired, partially offset by the intangible assets that were acquired in connection with the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT on February 10, 2025.

Interest Expense

	Three Months Ended March 31,		% Change
	2025	2024
Interest expense	$(4,314)	$(796)	442%
% of total revenue	(2)%	—%

Interest expense increased $3.5 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to the interest expense and amortization of the debt issuance costs related to the 2029 Notes.

Interest Income

	Three Months Ended March 31,		% Change
	2025	2024
Interest income	$12,371	$8,540	45%
% of total revenue	5%	4%

Interest income increased $3.8 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to an increase in interest income earned on cash and cash equivalents from higher amounts of cash and cash equivalents during the three months ended March 31, 2025 as compared to the same period in the prior year.

Other Expense, Net

	Three Months Ended March 31,		% Change
	2025	2024
Other expense, net	$(2,685)	$(318)	744%
% of total revenue	(1)%	—%

Other expense, net increased $2.4 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to a $2.3 million unrealized loss on equity securities during the three months ended March 31, 2025, which did not occur during the three months ended March 31, 2024.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2025	2024
Provision for income taxes	$7,307	$2,747	166%
% of total revenue	3%	2%

The provision for income taxes increased by $4.6 million for the three months ended March 31, 2025, as compared to the same period in the prior year. Our effective tax rate was 20.9% for the three months ended March 31, 2025, as compared to 10.5% for the same period in the prior year. The increase in the provision for income taxes for the three months ended March 31, 2025 as compared to the same period in the prior year was primarily due to the increase in income before income taxes, an increase in foreign withholding taxes, a tax shortfall in employee stock-based compensation during the three months ended March 31, 2025 as opposed to a windfall tax benefit recognized during the three months ended March 31, 2024 and an increase in other nondeductible expenses, partially offset by an increase in our research and development income tax credits. Further, the net $1.7 million tax benefit recognized during the three months ended March 31, 2024 from the closure of the 2018 and 2019 Internal Revenue Service examination did not recur during the three months ended March 31, 2025.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 93% of our revenue, net of intersegment eliminations, for the three months ended March 31, 2025, as compared to 94% for the same period in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment decreased from 1,780 employees as of March 31, 2024 to 1,774 employees as of March 31, 2025 and increased from 1,773 employees as of December 31, 2024. Our Other segment increased from 222 employees as of March 31, 2024 to 246 employees as of March 31, 2025 and increased from 237 employees as of December 31, 2024. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended March 31, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$147,647	$16,153	$—	$—	$163,800
Hardware and other revenue	74,050	1,889	(674)	(243)	75,022
Total revenue	221,697	18,042	(674)	(243)	238,822
Cost of SaaS and license revenue	16,784	4,784	83	(83)	21,568
Cost of hardware and other revenue	55,885	1,766	(658)	(327)	56,666
Total cost of revenue	72,669	6,550	(575)	(410)	78,234
Selling and marketing expense	22,467	6,082	—	—	28,549
General and administrative expense	24,837	2,164	—	—	27,001
Research and development expense	60,684	7,683	—	—	68,367
Amortization and depreciation expense	6,728	296	—	—	7,024
Total operating expenses	114,716	16,225	—	—	130,941
Operating income / (loss)	$34,312	$(4,733)	$(99)	$167	$29,647
Assets	$2,133,644	$73,148	$(129,250)	$(111)	$2,077,431

Reconciliation of operating income to income before income taxes
Operating income					$29,647
Interest expense					(4,314)
Interest income					12,371
Other expense, net					(2,685)
Income before income taxes					$35,019

	Three Months Ended March 31, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$137,859	$12,485	$—	$—	$150,344
Hardware and other revenue	72,364	1,398	(686)	(137)	72,939
Total revenue	210,223	13,883	(686)	(137)	223,283
Cost of SaaS and license revenue	16,458	3,933	104	(67)	20,428
Cost of hardware and other revenue	55,570	1,270	(655)	(98)	56,087
Total cost of revenue	72,028	5,203	(551)	(165)	76,515
Selling and marketing expense	20,410	5,044	—	—	25,454
General and administrative expense	28,285	1,011	—	—	29,296
Research and development expense	58,842	7,114	—	—	65,956
Amortization and depreciation expense	7,084	253	—	—	7,337
Total operating expenses	114,621	13,422	—	—	128,043
Operating income / (loss)	$23,574	$(4,742)	$(135)	$28	$18,725
Assets	$1,538,429	$64,350	$(115,786)	$(11)	$1,486,982

Reconciliation of operating income to income before income taxes
Operating income					$18,725
Interest expense					(796)
Interest income					8,540
Other expense, net					(318)
Income before income taxes					$26,151

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $4.7 million for the three months ended March 31, 2025, as compared to $5.2 million for the same period in the prior year. There was no software license revenue recorded for the Other segment during the three months ended March 31, 2025 and 2024. Additions to property and equipment were $8.0 million for the Alarm.com segment for the three months ended March 31, 2025, as compared to $3.9 million for the same period in the prior year. Additions to property and equipment were less than $0.1 million for the Other segment for each of the three months ended March 31, 2025 and 2024.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process in light of the continuing uncertainty arising from the Macroeconomic Conditions, actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except as disclosed in Note 2 of our notes to the condensed consolidated financial statements, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 20, 2025.

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,186,195	$1,220,701
Accounts receivable, net	118,757	126,082
Working capital	775,322	1,292,786

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2025 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of March 31, 2025, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of March 31, 2025, we had $1.19 billion in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring both the risk profiles and investment strategies of money market funds.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 174, or Section 174, to eliminate the option to immediately deduct research and development expenditures in the year incurred, requiring these expenditures to be capitalized and amortized over five years for domestic expenditures and over 15 years for foreign expenditures. We calculated the 2023 federal and state cash tax increase from Section 174 to be $43.5 million, which we paid in April 2024, and we calculated the 2024 federal and state cash tax increase from Section 174 to be $33.5 million, which we paid in April 2025. The Section 174 impact on 2025 cash flows from operating activities will depend on, among other factors, our 2025 operating results and the level of 2025 research and development activity. Based on information currently available to us, we estimate the 2025 Section 174 federal and state cash tax payable for our 2025 taxable income to be in the range of $25.0 million to $30.0 million if the requirement to capitalize and amortize research and development expenditures is not modified or repealed. This estimate is based on the limited information that is currently available and is subject to change. While the largest impact has been to cash flow from operating activities, the impact for domestic research and development expenditures would continue over the five-year amortization period beginning in 2022, but has decreased over that period and is expected to continue to decrease in the upcoming years. There is discussion of prospectively repealing the requirement to capitalize domestic research and development costs, but there is no assurance such legislation will be enacted.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final nine months of fiscal year 2025, we expect our capital expenditure requirements to be between $10.0 million and $13.0 million, primarily related to purchases of computer software and equipment as well as the continued build out of our leased and owned office space, excluding any leasehold improvements related to tenant improvement allowances. Maturities of lease liabilities for our various office, data center and equipment leases as of March 31, 2025 are as follows: $10.2 million for the remainder of 2025, $13.0 million in 2026, $13.2 million in 2027, $12.6 million in 2028, $12.2 million in 2029 and $48.6 million in 2030 and thereafter.

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

In consideration for the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, we paid $23.6 million in cash on February 10, 2025, after deducting $3.7 million related to agreed holdback provisions. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of CHeKT as of the closing date, the purchase price decreased by $0.2 million. The working capital adjustment is expected to be finalized by the second quarter of 2025 and $0.5 million of the holdback is expected to be paid to stockholders of CHeKT at that time. The remaining $3.0 million of the holdback is expected to be paid to the stockholders of CHeKT by the end of the second quarter of 2026, subject to offset for any indemnification obligations.

On April 28, 2025, we paid $29.1 million in cash to purchase 24.7% of the outstanding shares of Safe Streets USA, LLC. We are still evaluating the accounting treatment for this investment, which will be finalized during the second quarter of 2025.

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

Material Cash Requirements

As of March 31, 2025, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. Our 2026 Notes are due January 15, 2026 and are presented as a current liability in the condensed consolidated balance sheets as of March 31, 2025.

Sources of Liquidity

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers and received proceeds of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029 in a private placement to qualified institutional buyers and received proceeds of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. In connection with the offering of the 2029 Notes, we entered into privately negotiated capped call transactions with one of the initial purchasers and certain other financial institutions, at a cost of $63.1 million. The 2026 Notes and 2029 Notes are discussed in more detail in Note 12 of our notes to the condensed consolidated financial statements.

Dividends

We did not declare or pay dividends during the three months ended March 31, 2025 or 2024. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. During the three months ended March 31, 2025, we repurchased 86,400 shares of our common stock under this program for $5.1 million, which includes applicable commissions and fees. No shares were repurchased under our stock repurchase programs during the three months ended March 31, 2024.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities	$24,057	$49,853
Cash flows used in investing activities	(55,179)	(3,961)
Cash flows (used in) / from financing activities	(3,476)	6,356

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable, accounts payable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the three months ended March 31, 2025, cash flows from operating activities were $24.1 million, compared to $49.9 million for the same period in the prior year. This $25.8 million decrease in cash flows from operating activities was due to a $32.2 million decrease in cash from operating assets and liabilities, partially offset by a $4.3 million increase in net income and a $2.1 million increase in non-cash and other reconciling items.

The $32.2 million decrease in cash from operating assets and liabilities was primarily due to a $12.2 million change in inventory resulting from an increase in purchased inventory during the three months ended March 31, 2025 as compared to the same period in the prior year, as well as differences in the timing of disbursements and the collection of receipts. The $2.1 million increase in non-cash and other reconciling items was primarily due to a $4.7 million change in deferred income taxes, which was primarily driven by the capitalization and amortization of research and development expenditures under Section 174, as well as a $2.3 million unrealized loss on equity securities that did not occur during the three months ended March 31, 2025. These increases in non-cash and other reconciling items were partially offset by a $4.0 million decrease in the provision for credit losses on notes receivable related to a loan we provided to an affiliated entity of one of our distribution partners during the three months ended March 31, 2024 that did not occur during the three months ended March 31, 2025 as well as a $1.8 million decrease in stock-based compensation during the three months ended March 31, 2025 as compared to the same period in the prior year.

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

For the three months ended March 31, 2025, cash flows used in investing activities were $55.2 million, compared to $4.0 million for the same period in the prior year. The $51.2 million increase in cash flows used in investing activities was primarily due to the $23.6 million paid to purchase 81% of the issued and outstanding shares of capital stock of CHeKT on February 10, 2025 and the $21.5 million note receivable issued to a service provider partner during the three months ended March 31, 2025. Additionally, the increase in cash flows used in investing activities was due to $3.8 million purchases of investments in unconsolidated entities during the three months ended March 31, 2025 that did not occur during the same period in the prior year as well as a $3.0 million increase in purchases of equipment during the three months ended March 31, 2025 as compared to the same period in the prior year.

Financing Activities

Cash generated by financing activities has historically included proceeds from the 2026 Notes, the 2029 Notes and the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities has historically included repurchases of common stock, repayments of debt, payments of debt issuance costs and purchases of capped calls related to the 2029 Notes.

For the three months ended March 31, 2025, cash flows used in financing activities were $3.5 million, compared to cash flows from financing activities of $6.4 million for the same period in the prior year. The $9.9 million decrease in cash flows from financing activities was primarily due to $5.1 million in purchases of shares of our common stock during the three months ended March 31, 2025 that did not occur during the same period in the prior year as well as a $4.8 million decrease in issuances of common stock under our 2015 Equity Incentive Plan during the three months ended March 31, 2025 as compared to the same period in the prior year.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Non-GAAP adjusted EBITDA:
Net income	$27,712	$23,404
Adjustments:
Interest expense, interest income and certain activity within other expense, net	(8,032)	(7,744)
Provision for income taxes	7,307	2,747
Amortization and depreciation expense	7,024	7,337
Stock-based compensation expense	9,458	11,268
Acquisition-related expense	50	31
Litigation expense	21	3
Total adjustments	15,828	13,642
Non-GAAP adjusted EBITDA	$43,540	$37,046

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended March 31, 2025.

Market Risk

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT. We are currently integrating CHeKT into our internal control over financial reporting and do not expect this integration to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Three of the patents were found unpatentable in reexamination. EcoFactor appealed the decision with respect to one of the patents to the United States Court of Appeals for the Federal Circuit on July 9, 2024, EcoFactor filed a pending request for rehearing in the U.S. Patent Trial and Appeal Board, or PTAB, with respect to a second patent on March 28, 2025, and EcoFactor appealed the rejection of the third patent to the PTAB, filing its appeal brief on June 10, 2024. Ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the PTAB in inter partes review, and all claims were canceled on February 1, 2024.

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
•Geopolitical conditions, including trade disputes and new or increased tariffs, may have an adverse impact on our operations and financial results.
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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three months ended March 31, 2025 and 2024.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platforms and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platforms and solutions. Negative Macroeconomic Conditions in the general economy both in the United States and abroad, including conditions resulting from inflation, new or increased tariffs, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical tensions, the availability and cost of credit, fluctuations in interest rates and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad.

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

Since we operate on a global basis, our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war (including the ongoing conflicts in Ukraine, and in the Middle East and surrounding areas), terrorist activity or other similar events. From time to time, we could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. A discrete event impacting a specific asset type, customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations. In addition, it is not possible to predict the broader consequences of the conflicts, and actions taken in response to the conflicts could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

Enhanced United States tax, tariff, import/export restrictions, or other trade barriers may have an adverse impact on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada and Mexico, with respect to trade policies, treaties, tariffs, customs duties, sanctions and taxes. In particular, the U.S. government has imposed tariffs on product imported from certain countries, and some countries have responded with new or increased tariffs of their own. The amount of the import tariff and the number of products subject to tariffs have changed numerous times based on action by the U.S. government. These imposed and announced tariffs have impacted, or have the potential to impact, our imports from other countries.

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. Certain of these tariffs have been subsequently paused or modified, and the situation remains fluid. The United States and/or countries into which we import products may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. Given these tariffs did not become effective until April 2025, there was no impact to our cost of hardware revenue for these new tariffs during the three months ended March 31, 2025. We continue to monitor the changes in tariffs and consider whether we will pass through some or all of the cost of the tariffs to our customers consistent with our contractual rights. Depending on how much, if any, of the cost of tariffs we pass through to our customers, our hardware revenue margins may be impacted.

If tariffs, sanctions, trade restrictions, or trade barriers are expanded or interpreted by a court or governmental agency to apply to more of our products, then our exposure to future taxes and duties on such imported products and components could be significant and could have a material effect on our financial results. If our products are deemed to be subject to additional duties and taxes as determined by a court or governmental agency, we may suffer additional hardware revenue margin erosion or be required to raise our prices on certain imported products. There can be no assurance that we will not experience a disruption in our business or harm to our financial condition related to these or other changes in trade practices, and any changes to our operations or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming, and costly. Furthermore, our business may be adversely affected by tariffs or trade measures taken by other countries, which could materially harm our business, financial condition and results of operations. These tariffs may include tariffs imposed by other countries on services, including cloud-based technology services such as those offered by us. Trade barriers, or the perception that any of them could be imposed, may have a negative effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may not sustain our growth rate and we may not be able to manage any future growth effectively.

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $749.0 million in 2021 to $939.8 million in 2024 and increased from $223.3 million for the three months ended March 31, 2024 to $238.8 million for the three months ended March 31, 2025. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,500 as of December 31, 2021 to 2,020 as of March 31, 2025. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 49% of our hardware revenue for the three months ended March 31, 2025 (31%, 10% and 8% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

As of March 31, 2025, we had $248.3 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 6% and 5% of our total revenue for the three months ended March 31, 2025 and 2024. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

•political, social, and economic instability, such as the ongoing conflicts in Ukraine, and in the Middle East and surrounding areas, terrorist attacks, and security concerns in general; and

•reduced or varied protection for intellectual property rights in some countries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. We utilize our stock repurchase program in an effort to return surplus cash to stockholders efficiently and to offset dilution related to the issuance of stock under our 2015 Equity Incentive Plan and our employee stock purchase plan. Our board of directors determines repurchase program amounts through an analysis of projected capital needs to sustain growth as well as to meet other investing and financing criteria. In determining whether to authorize repurchases and the size of the repurchase program, our board of directors considers whether we have funds legally available to repurchase shares of common stock and various alternative uses for our cash and cash equivalents.

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

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 to January 31, 2025	—	$—	—	$100,000,000
February 1 to February 28, 2025	—	—	—	100,000,000
March 1 to March 31, 2025	86,400	58.55	86,400	94,941,092
Total	86,400	$58.55	86,400

We withhold shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore, are excluded from our repurchase activity.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets and will be excluded from amounts presented for shares purchased.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1*	Fifteenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated March 5, 2025
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

† Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alarm.com Holdings, Inc.

Date:	May 9, 2025	By:	/s/ Kevin Bradley
Kevin Bradley
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)