Form 10-Q
period 2025-06-30
Alarm.com Holdings, Inc.
filed 2025-08-07
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, there were 49,905,032 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
SaaS and license revenue	$169,993	$155,927	$333,793	$306,271
Hardware and other revenue	84,315	77,880	159,337	150,819
Total revenue	254,308	233,807	493,130	457,090
Cost of revenue(1):
Cost of SaaS and license revenue	23,653	22,094	45,221	42,522
Cost of hardware and other revenue	63,809	59,188	120,475	115,275
Total cost of revenue	87,462	81,282	165,696	157,797
Operating expenses:
Sales and marketing	31,136	27,837	59,685	53,291
General and administrative	27,084	26,104	54,085	55,400
Research and development	69,070	65,730	137,437	131,686
Amortization and depreciation	7,534	7,080	14,558	14,417
Total operating expenses	134,824	126,751	265,765	254,794
Operating income	32,022	25,774	61,669	44,499
Interest expense	(4,321)	(1,968)	(8,635)	(2,764)
Interest income	11,808	10,856	24,179	19,396
Other expense, net	(150)	(1,258)	(2,835)	(1,576)
Income before income taxes	39,359	33,404	74,378	59,555
Provision for income taxes	5,458	884	12,765	3,631
Income from equity method investments, net	(316)	—	(316)	—
Net income	34,217	32,520	61,929	55,924
Net loss attributable to redeemable noncontrolling interests	335	991	573	1,182
Net income attributable to common stockholders	$34,552	$33,511	$62,502	$57,106

Per share information attributable to common stockholders:
Net income attributable to common stockholders per share:
Basic	$0.69	$0.67	$1.26	$1.14
Diluted	$0.63	$0.62	$1.15	$1.06
Weighted average common shares outstanding:
Basic	49,806,105	49,832,503	49,733,328	49,897,884
Diluted	60,137,204	56,680,355	60,159,849	55,868,047
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$34,217	$32,520	$61,929	$55,924
Other comprehensive income / (loss)
Foreign currency translation adjustment	959	(156)	1,788	(303)
Total other comprehensive income / (loss)	959	(156)	1,788	(303)
Comprehensive income	35,176	32,364	63,717	55,621
Comprehensive loss attributable to redeemable noncontrolling interests	335	991	573	1,182
Comprehensive income attributable to common stockholders	$35,511	$33,355	$64,290	$56,803

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,024,862	$1,220,701
Accounts receivable, net of allowance for credit losses of $5,142 and $3,870, and net of allowance for product returns of $1,890 and $2,448 as of June 30, 2025 and December 31, 2024, respectively	122,254	126,082
Inventory	90,027	87,435
Other current assets, net of allowance for credits losses of $749 and $0 as of June 30, 2025 and December 31, 2024, respectively	55,413	47,374
Total current assets	1,292,556	1,481,592
Property and equipment, net	70,839	63,205
Intangible assets, net	66,158	63,159
Goodwill	178,657	154,211
Deferred tax assets	195,270	181,284
Operating lease right-of-use assets	53,167	53,425
Investments in unconsolidated entities	198,609	17,170
Other assets, net of allowance for credit losses of $1 as of June 30, 2025 and December 31, 2024	42,798	24,162
Total assets	$2,098,054	$2,038,208
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$114,632	$139,427
Accrued compensation	26,594	28,739
Deferred revenue	13,744	12,940
Convertible senior notes, net	498,271	—
Operating lease liabilities	9,015	7,700
Total current liabilities	662,256	188,806
Deferred revenue	13,497	13,619
Convertible senior notes, net, noncurrent	488,208	983,477
Operating lease liabilities	67,662	65,534
Other liabilities	14,498	15,479
Total liabilities	1,246,121	1,266,915
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	54,588	44,747
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 53,146,668 and 52,756,077 shares issued; and 49,834,537 and 49,618,346 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	531	528
Additional paid-in capital	537,865	521,192
Treasury stock, at cost; 3,312,131 and 3,137,731 shares as of June 30, 2025 and December 31, 2024, respectively	(196,458)	(186,291)
Accumulated other comprehensive income	2,603	815
Retained earnings	452,804	390,302
Total stockholders’ equity	797,345	726,546
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$2,098,054	$2,038,208

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2025	2024
Net income	$61,929	$55,924
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	1,552	357
Reserve for product returns	1,111	2,022
Provision for credit losses on notes receivable	749	3,996
Amortization on patents and tooling	357	417
Amortization and depreciation	14,558	14,417
Amortization of debt issuance costs	3,002	1,811
Amortization of operating leases	7,829	5,953
Deferred income taxes	(15,673)	(24,992)
Change in fair value of contingent liability	(290)	44
Stock-based compensation	18,392	22,481
Loss from investments in unconsolidated entities	3,454	23
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	1,574	4,668
Inventory	(1,544)	16,484
Other current and non-current assets	(4,732)	601
Accounts payable and other current liabilities	(39,711)	(30,437)
Deferred revenue	682	3,022
Operating lease liabilities	(6,393)	(6,751)
Other liabilities	(73)	2,776
Cash flows from operating activities	46,773	72,816
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(23,412)	—
Additions to property and equipment	(10,667)	(5,058)
Issuances of notes receivable	(23,500)	(500)
Receipt of payments on notes receivable	49	26
Capitalized software development costs	(758)	(632)
Purchase of investments in unconsolidated entities	(174,700)	(2,950)
Purchases of other intangible assets	—	(45)
Cash flows used in investing activities	(232,988)	(9,159)
Cash flows (used in) / from financing activities:
Proceeds from issuance of convertible senior notes	—	500,000
Payments of debt issuance costs	—	(13,946)
Purchases of capped calls related to convertible senior notes	—	(63,050)
Payments of deferred consideration for acquisitions	(1,741)	(4,569)
Purchases of treasury stock, including transaction costs	(10,167)	(75,000)
Payments of tax withholdings related to vesting of restricted stock units	—	(3,401)
Issuances of common stock from equity-based plans	2,314	6,734
Cash flows (used in) / from financing activities	(9,594)	346,768
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(184)	(133)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(195,993)	410,292
Cash, cash equivalents and restricted cash at beginning of the period	1,229,132	701,079
Cash, cash equivalents and restricted cash at end of the period	$1,033,139	$1,111,371

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,024,862	$1,104,539
Restricted cash included in other current assets and other assets	8,277	6,832
Total cash, cash equivalents and restricted cash	$1,033,139	$1,111,371

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2024	$44,747	52,756	$528	$521,192	3,138	$(186,291)	$815	$390,302	$726,546
Common stock issued in connection with equity-based plans	—	148	1	1,582	—	—	—	—	1,583
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(3)	86	(5,059)	—	—	(5,062)
Stock-based compensation expense	—	—	—	9,481	—	—	—	—	9,481
Noncontrolling interest assumed through acquisition	6,352	—	—	—	—	—	—	—	—
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,724	—	—	(1,724)	—	—	—	—	(1,724)
Net income / (loss) attributable to common stockholders	(238)	—	—	—	—	—	—	27,950	27,950
Other comprehensive income	—	—	—	—	—	—	829	—	829
Balance as of March 31, 2025	$52,585	52,904	$529	$530,528	3,224	$(191,350)	$1,644	$418,252	$759,603
Common stock issued in connection with equity-based plans	—	243	2	729	—	—	—	—	731
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	3	88	(5,108)	—	—	(5,105)
Stock-based compensation expense	—	—	—	8,943	—	—	—	—	8,943
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,338	—	—	(2,338)	—	—	—	—	(2,338)
Net income / (loss) attributable to common stockholders	(335)	—	—	—	—	—	—	34,552	34,552
Other comprehensive income	—	—	—	—	—	—	959	—	959
Balance as of June 30, 2025	$54,588	53,147	$531	$537,865	3,312	$(196,458)	$2,603	$452,804	$797,345

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity — (Continued)
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2023	$36,308	51,889	$519	$531,734	2,021	$(111,291)	$1,398	$266,186	$688,546
Common stock issued in connection with equity-based plans	—	224	2	6,354	—	—	—	—	6,356
Stock-based compensation expense	—	—	—	11,339	—	—	—	—	11,339
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,595	—	—	(1,595)	—	—	—	—	(1,595)
Net income / (loss) attributable to common stockholders	(191)	—	—	—	—	—	—	23,595	23,595
Other comprehensive income	—	—	—	—	—	—	(147)	—	(147)
Balance as of March 31, 2024	$37,712	52,113	$521	$547,832	2,021	$(111,291)	$1,251	$289,781	$728,094
Common stock issued in connection with equity-based plans	—	209	2	376	—	—	—	—	378
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(559)	1,117	(75,000)	—	—	(75,559)
Tax withholding related to vesting of restricted stock units	—	—	—	(3,401)	—	—		—	(3,401)
Stock-based compensation expense	—	—	—	11,250	—	—	—	—	11,250
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,212	—	—	(1,212)	—	—	—	—	(1,212)
Purchases of capped calls related to convertible senior notes, net of tax	—	—	—	(47,436)	—	—	—	—	(47,436)
Net income / (loss) attributable to common stockholders	(991)	—	—	—	—	—	—	33,511	33,511
Other comprehensive loss	—	—	—	—	—	—	(156)	—	(156)
Balance as of June 30, 2024	$37,933	52,322	$523	$506,850	3,138	$(186,291)	$1,095	$323,292	$645,469

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025 and 2024

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for intelligently connected properties. Our cloud-based platform offers an expansive suite of Internet of Things, or IoT, solutions addressing global opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solution suite includes security, video surveillance and video analytics, energy management, access control, electric utility grid management, active shooter detection, water management, health and wellness, personal safety and data-rich emergency response. Our solutions are delivered through an established network of trusted service provider partners, who are experts at selling, installing and supporting our solutions. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31.

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine, and in the Middle East and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, tariffs, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2025, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. However, our estimates, judgments and assumptions are continually evaluated based on available information and experience and may change as new events occur and additional information is obtained. Because of the use of estimates inherent in the financial reporting process and in light of the continuing uncertainty arising from the Macroeconomic Conditions, actual results could differ from those estimates and any such differences may be material. Estimates are used when accounting for revenue recognition, allowances for credit losses, allowance for hardware returns, estimates of obsolete inventory, long-term incentive compensation, the lease term and incremental borrowing rates for leases, stock-based compensation, income taxes, legal reserves, equity method investments, goodwill, intangible assets and other long-lived assets.

Reclassifications

Certain previously reported amounts in the condensed consolidated balance sheets for the year ended December 31, 2024 have been reclassified to conform to our current presentation, including the addition of the investments in unconsolidated entities as a separate line item.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024
Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and six months ended June 30, 2025 from those disclosed in our Annual Report.

Equity Method Investments

We account for equity investments where we can exercise significant influence over, but not control, an investee using the equity method of accounting. Equity method investments are initially recorded at cost in investments in unconsolidated entities in the condensed consolidated balance sheets. Under the equity method of accounting, investments are adjusted to recognize our proportionate share of net income or losses of the investees and are recorded in income from equity method investments, net in our condensed consolidated statements of operations. The equity method investments are also adjusted by contributions to and distributions from the investees as well as any impairments resulting from other-than-temporary declines in fair value that is less than its carrying value. Depending on the timing of the availability of the financial statements of the investees, we may apply a three-month lag period based on when financial information is received. When applying a lag period, we adjust for any known significant changes from the lag period to our reporting date.

In cases where our equity method investments provide for a disproportionate allocation of the profits and losses of the investees, our share of income or losses from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, at the end of each reporting period, a calculation is prepared to determine the amount that we would receive if an equity investment entity were to liquidate its net assets and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions as well as the amortization of basis differences, is the amount we recognize for our share of the income or losses from the equity investments for the period.

We have certain investments in unconsolidated entities accounted for under the equity method of accounting in which our carrying value exceeds our proportionate share of net assets of the unconsolidated entity. We record our proportionate share of amortization expense related to basis differences in income from equity method investments, net in our condensed consolidated statements of operations.

Recent Accounting Pronouncements

Adopted

During the three and six months ended June 30, 2025, we did not adopt any new accounting pronouncements.

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
June 30, 2025 and 2024

Note 3. Revenue from Contracts with Customers

Contract Assets

Our assets related to costs incurred to obtain a contract primarily consist of capitalized commission costs and upfront payments made to customers. The current portion of capitalized commission costs and upfront payments made to customers is included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs and upfront payments made to customers is reflected in other assets within our condensed consolidated balance sheets. The changes in our contract assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period balance	$13,147	$10,466	$12,088	$9,099
Commission costs and upfront payments to a customer capitalized in period	2,589	2,235	5,773	5,347
Amortization of contract assets	(2,262)	(1,796)	(4,387)	(3,541)
End of period balance	$13,474	$10,905	$13,474	$10,905

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period balance	$27,524	$24,212	$26,559	$22,885
Revenue deferred in period	7,445	7,549	15,711	13,973
Revenue recognized from amounts included in contract liabilities	(7,728)	(5,854)	(15,029)	(10,951)
End of period balance	$27,241	$25,907	$27,241	$25,907

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable	$129,286	$132,400
Allowance for credit losses	(5,142)	(3,870)
Allowance for product returns	(1,890)	(2,448)
Accounts receivable, net	$122,254	$126,082

For the three and six months ended June 30, 2025, we recorded a provision for credit losses of $0.6 million and $1.6 million, respectively, as compared to $0.1 million and $0.4 million for the same periods in the prior year.

For the three and six months ended June 30, 2025, we recorded a reserve for product returns of $0.7 million and $1.1 million in our hardware and other revenue, respectively, as compared to $0.9 million and $2.0 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024
Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the accounts receivable and notes receivable amortized cost basis (see Note 9) to present the net amount expected to be collected. We estimate the allowance balance by applying the loss-rate method using relevant available information from internal and external sources, including historical write-off activity, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in economic conditions, such as changes in unemployment rates. We use projected economic conditions over a period no more than twelve months based on data from external sources. For periods beyond the twelve-month reasonable and supportable forecast period, we revert to historical loss information immediately.

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

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three and six months ended June 30, 2025, we recorded credit loss expense for accounts receivable and notes receivable of $1.1 million and $1.8 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2024, we recorded credit loss expense for accounts receivable and notes receivable of $0.2 million and $4.2 million, respectively, in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

Allowance for Credit Losses - Accounts Receivable

We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and six months ended June 30, 2025, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three and six months ended June 30, 2025, as compared to historical periods.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(4,600)	$(121)	$(3,966)	$(88)	$(3,777)	$(93)	$(3,723)	$(141)
(Provision for) / recovery of expected credit losses	(456)	(119)	(101)	(2)	(1,402)	(150)	(388)	31
Write-offs	138	16	390	1	261	19	434	21
End of period balance	$(4,918)	$(224)	$(3,677)	$(89)	$(4,918)	$(224)	$(3,677)	$(89)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$21,597	$23,881
Work-in-process	491	595
Finished goods	67,939	62,959
Total inventory	$90,027	$87,435

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024
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

In consideration for the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, we paid $23.6 million in cash on February 10, 2025, after deducting $3.7 million related to agreed holdback provisions. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of CHeKT as of the closing date, the purchase price decreased by $0.2 million. The working capital adjustment was finalized during the second quarter of 2025 and $0.5 million of the holdback was paid to stockholders of CHeKT at that time. The remaining $3.0 million of the holdback is expected to be paid to the stockholders of CHeKT by the end of the second quarter of 2026, subject to offset for any indemnification obligations. As a result of the acquisition of CHeKT, we recorded approximately $0.3 million in acquisition-related costs for the three and six months ended June 30, 2025. These costs include expenses directly related to acquiring CHeKT, are expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is primarily pending additional tax adjustments, including the assessment of any net operating losses acquired and the related limitations on any identified net operating losses.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

The table below sets forth the purchase consideration and the preliminary allocation used to estimate the fair value of the tangible and intangible net assets acquired (in thousands):

February 10, 2025
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$23,382
Holdback consideration	3,700
Total consideration	$27,082
Estimated Tangible and Intangible Net Assets:
Cash	$195
Accounts receivable	308
Inventory	645
Other current assets	4
Customer relationships	486
Developed technology	9,412
Trade names	814
Accounts payable	(150)
Accrued expenses and other current liabilities	(276)
Deferred tax liability	(1,583)
Redeemable noncontrolling interest	(6,352)
Goodwill	23,579
Total estimated tangible and intangible net assets	$27,082

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
June 30, 2025 and 2024

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

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest related to our 81% equity ownership interest in CHeKT. The CHeKT stockholder agreement contains a put option that gives the minority CHeKT stockholders the right to sell their remaining 19% equity ownership interest to us based on the fair value of the shares and also contains a call option that gives us the right to purchase the remaining CHeKT shares from the minority CHeKT stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2028. This redeemable noncontrolling interest was recorded at fair value on February 10, 2025, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redemption value of the CHeKT noncontrolling interest was $6.4 million as of February 10, 2025 and June 30, 2025.

Business Combinations in Operations - CHeKT

The operations of the CHeKT business combination discussed above were included in the condensed consolidated financial statements as of the acquisition date. The pro forma information as well as the revenue and net income of the business combination were not material to the condensed consolidated financial statements for the three and six months ended June 30, 2025.

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2025	$154,211	$—	$154,211
Goodwill acquired	23,579	—	23,579
Foreign currency translation adjustment	867	—	867
Balance as of June 30, 2025	$178,657	$—	$178,657

On February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT and recorded $23.6 million of goodwill in the Alarm.com segment.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Other	Total
Balance as of January 1, 2025	$29,625	$30,543	$500	$2,445	$46	$63,159
Intangible assets acquired	486	9,412	814	—	—	10,712
Capitalized software development costs	—	—	—	790	—	790
Amortization	(4,017)	(4,212)	(94)	(180)	—	(8,503)
Balance as of June 30, 2025	$26,094	$35,743	$1,220	$3,055	$46	$66,158

We recorded $4.7 million and $9.2 million of amortization related to our intangible assets for the three and six months ended June 30, 2025, respectively, as compared to $4.7 million and $9.4 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and six months ended June 30, 2025 and 2024. During the six months ended June 30, 2024, $0.3 million of fully amortized developed technology intangible assets previously acquired were written-off in the Alarm.com segment as the technology was no longer in use.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,766	$(102,672)	$26,094	4.8
Developed technology	80,728	(44,985)	35,743	5.3
Trade name	5,288	(4,068)	1,220	5.2
Capitalized software development costs	3,470	(415)	3,055	3.7
Other	46	—	46	5.0
Total intangible assets	$218,298	$(152,140)	$66,158	5.1

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(98,655)	$29,625	5.3
Developed technology	71,316	(40,773)	30,543	4.0
Trade name	4,474	(3,974)	500	2.9
Capitalized software development costs	2,680	(235)	2,445	3.7
Other	46	—	46	5.0
Total intangible assets	$206,796	$(143,637)	$63,159	4.6

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

Note 8. Investments in Unconsolidated Entities

Investments in Safe Haven Security Services, LLC, or Safe Haven, and All Access Holdings, LLC, or All Access

On May 30, 2025, we paid $119.3 million in cash to purchase 32.5% of the outstanding shares of Safe Haven, after deducting $6.3 million related to an agreed holdback provision that is expected to be paid during the second quarter of 2026. On June 6, 2025, we paid $19.2 million in cash to purchase 32.5% of the outstanding shares of All Access, after deducting $1.0 million related to an agreed holdback provision that is expected to be paid during the second quarter of 2026. After consummation of these transactions, All Access and Safe Haven were under common control. We do not have a controlling financial interest in Safe Haven or All Access, but based on the legal form of Safe Haven and All Access, our level of ownership and our extent of influence, we concluded that the equity investments in Safe Haven and All Access, which are included in the Alarm.com segment, do not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

As of June 30, 2025, the carrying value of our equity investments in Safe Haven and All Access exceeded our share of Safe Haven's and All Access' net assets primarily due to trade name intangible assets, customer relationship intangible assets and goodwill. Trade names and customer relationships are definite-lived intangible assets and are amortized on an attribution method based on the projected discounted cash flows over useful lives ranging from nine years to 14 years.

Investment in Safe Streets USA, LLC, or Safe Streets

On April 28, 2025 we paid $29.1 million in cash to purchase 24.7% of the outstanding shares of Safe Streets. We do not have a controlling financial interest in Safe Streets, but based on the legal form of Safe Streets, our level of ownership and our extent of influence, we concluded that this equity investment in Safe Streets, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

As of June 30, 2025, the carrying value of our equity investment in Safe Streets exceeded our share of Safe Streets' net assets primarily due to trade name intangible assets, customer relationship intangible assets and goodwill. Trade names and customer relationships are definite-lived intangible assets and are amortized on an attribution method based on the projected discounted cash flows over their useful lives of 10 years and 11 years, respectively.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of June 30, 2025 and December 31, 2024, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of June 30, 2025 and December 31, 2024, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of June 30, 2025 and December 31, 2024, our investment in the technology partner was $5.1 million.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024
In December 2023, we paid $1.5 million to another technology partner as part of a Simple Agreement for Future Equity, or SAFE. We paid an additional $1.5 million during both May 2024 and December 2024 to the same technology partner via a SAFE for a total investment of $4.5 million. On June 11, 2025, the $4.5 million SAFE was converted into shares of Series B preferred stock representing 25.9% of the outstanding shares of the technology partner. Our preferred stock provides us with a liquidation preference that is considered substantive. Accordingly, our equity ownership interest is not considered in-substance common stock. We concluded that the equity investment in the technology partner, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of June 30, 2025 and December 31, 2024, our investment in the technology partner was $4.5 million.

Summary of Investments in Unconsolidated Entities

Our investments in unconsolidated entities are as follows (in thousands):

		June 30, 2025		December 31, 2024
	Ownership Percentage	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets
Safe Haven and All Access	32.5%	$146,194	$147,824	$—	$—
Safe Streets	24.7%	29,503	29,573	—	—
Other unconsolidated entities		22,912	721	17,170	733
Total		$198,609	$178,118	$17,170	$733

Equity method income from our investments in unconsolidated entities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from equity method investments, net	$316	$—	$316	$—

Other related party transactions and balances outstanding with our equity method investees for activity subsequent to our investments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from equity method investees	$2,561	$—	$2,698	$—
Interest income from equity method investees	283	—	288	—
Distributions received from equity method investees	—	—	—	—

	June 30, 2025	December 31, 2024
Outstanding principal from loans to equity method investees	$21,626	$145
Interest receivable from equity method investees	393	—
Accounts receivable from equity method investees	1,978	82
Total amounts receivable from equity method investees	$23,997	$227

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024
Note 9. Other Assets

Loan to Safe Streets

On January 30, 2025, we entered into a senior secured loan agreement with Safe Streets, under which a term loan was provided to them in the original principal amount of $21.5 million, which loan is collateralized by the assets of Safe Streets. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030. As of June 30, 2025, $21.5 million of principal was outstanding from Safe Streets under the loan agreement.

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

For the three and six months ended June 30, 2025, we recognized $0.4 million and $0.9 million of revenue from the distribution partner associated with this loan, respectively, as compared to $0.6 million and $1.3 million for the same periods in the prior year.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan is July 24, 2025. As of June 30, 2025 and December 31, 2024, $1.0 million of principal was outstanding from the service provider partner under the loan agreement. In July 2025, we learned that this service provider partner may have a lien placed on its property that may have a priority over our security interest. Based on the information provided by the service provider partner, during the three months ended June 30, 2025, we recorded a credit loss expense of $0.7 million in general and administrative expense and we placed this loan in nonaccrual status as of June 30, 2025.

For the three and six months ended June 30, 2025 and 2024, we recognized less than $0.1 million and $0.1 million of revenue from the service provider partner associated with this loan, respectively.

Allowance for Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable during the three and six months ended June 30, 2025.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of June 30, 2025 and December 31, 2024 was $0.7 million and $0.2 million, respectively, and is reflected in other current assets and other assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. During the six months ended June 30, 2024, we recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with a subordinated credit agreement with the Affiliate. We did not write off any accrued interest receivable during the three and six months ended June 30, 2025 or the three months ended June 30, 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

There were no purchases or sales of financial assets during the three and six months ended June 30, 2025 and 2024. During the three and six months ended June 30, 2024, we wrote off $4.0 million related to a note receivable that originated in 2017 with the Affiliate and reversed the previously recorded allowance for credit losses.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Beginning of period balance	$(1)	$(4,003)	$(1)	$(5)
(Provision for) / recovery of expected credit losses	(749)	2	(749)	(3,996)
Write-offs	—	4,000	—	4,000
End of period balance	$(750)	$(1)	$(750)	$(1)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	June 30, 2025
Loan Receivables:	2025	2024	2023	2022	2021	Prior	Total
Current	$23,500	$500	$126	$1,500	$—	$964	$26,590
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$23,500	$500	$126	$1,500	$—	$964	$26,590

	December 31, 2024
Loan Receivables:	2024	2023	2022	2021	2020	Prior	Total
Current	$500	$146	$1,500	$—	$993	$—	$3,139
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$500	$146	$1,500	$—	$993	$—	$3,139

There was one note receivable placed on nonaccrual status as of June 30, 2025 and no notes receivable placed on nonaccrual status as of December 31, 2024. During the three and six months ended June 30, 2025 and 2024, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of June 30, 2025, there was $0.2 million of notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of December 31, 2024, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of June 30, 2025 and December 31, 2024, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of June 30, 2025 and December 31, 2024, $22.1 million and $16.1 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

Note 10. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of June 30, 2025	$1,020,079	$—	$—	$1,020,079
Money market accounts as of December 31, 2024	1,209,474	—	—	1,209,474
Equity securities with readily determinable fair value as of June 30, 2025	9,342	—	—	9,342
Equity securities with readily determinable fair value as of December 31, 2024	7,425	—	—	7,425

Liabilities:
Contingent consideration liability from acquisition as of June 30, 2025	$—	$—	$613	$613
Contingent consideration liability from acquisition as of December 31, 2024	—	—	2,169	2,169

The following table summarizes the change in fair value of the Level 3 contingent consideration liability with significant unobservable inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period balance	$1,868	$2,092	$2,169	$2,061
Performance target achievement payment	(1,266)	—	(1,266)	—
Changes in fair value included in earnings	11	13	(290)	44
End of period balance	$613	$2,105	$613	$2,105

As of June 30, 2025, $1.01 billion of our money market accounts was included in cash and cash equivalents, $6.1 million was included in other assets and $2.0 million was included in other current assets in our condensed consolidated balance sheets. As of December 31, 2024, $1.20 billion of our money market accounts was included in cash and cash equivalents, $1.9 million was included in other current assets and $6.2 million was included in other assets in our condensed consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. Our equity securities with readily determinable fair value represent our investments in publicly traded companies, which are valued using quoted prices in active markets. During the three and six months ended June 30, 2025, we recorded an unrealized loss on equity securities of $1.5 million and $3.8 million, respectively, as compared to less than $0.1 million for the same periods in the prior year. Our investments in public entities are recorded at fair value within other current assets in our condensed consolidated balance sheets and changes in fair value of the investments are recorded within other expense, net within our condensed consolidated statements of operations. See Note 13 for the carrying amounts and estimated fair values of our convertible senior notes as of June 30, 2025 and December 31, 2024.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of two performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2025, and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2025, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. The fair value of the contingent consideration liability as of June 30, 2025 was included within accounts payable, accrued expenses and other current liabilities within our condensed consolidated balance sheet. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the condensed consolidated statements of operations. One of the performance targets was achieved during the six months ended June 30, 2025, and the related payment of $1.3 million was made during the second quarter of 2025. The unobservable inputs used in the valuation for the remaining performance target as of June 30, 2025 included an expected achievement percentage of 50.0%. The valuation also included a weighted average discount rate of 5.1%, weighted by the probability of achievement of the performance targets at various dates, including a range of 5.0% to 5.1%. Selecting another probability of

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024
expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into or out of Level 3 or reclassifications between levels of the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.

Note 11. Leases

As of June 30, 2025, we leased office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2034. In August 2014, we signed a lease for office space in Tysons, Virginia where we relocated our corporate headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space as well as tenant improvement allowances. In August 2024, we entered into an amendment to the lease for our corporate headquarters, which extends the term of our existing leased office space to 2034 and includes two successive five-year renewal options. Additionally, the amendment provides for additional office space, parking spaces and tenant improvement allowances.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$3,926	$2,977	$7,829	$5,953
Cash paid for amounts included in the measurement of operating lease liabilities	2,919	3,530	6,393	6,751
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	259	272	4,400	2,915

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term — operating leases	7.6 years	7.8 years
Weighted-average discount rate — operating leases	8.2%	8.2%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2025	$6,914
2026	13,042
2027	13,237
2028	12,643
2029	12,177
2030 and thereafter	48,567
Total lease payments	106,580
Less: imputed interest(2)	29,903
Present value of lease liabilities	$76,677
_______________
(1)Operating lease payments exclude $4.4 million of legally binding minimum lease payments for leases executed but not yet commenced. There are no options to extend lease terms that were reasonably certain of being exercised included in these balances.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

Our finance leases and subleases were not material to the condensed consolidated financial statements as of June 30, 2025. We did not have any finance leases or subleases as of December 31, 2024. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and six months ended June 30, 2025 and 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

Note 12. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$55,383	$65,615
Accrued expenses	17,948	29,443
Income taxes payable	16,081	28,045
Holdback liability from business combinations, asset acquisitions and investments in unconsolidated entities	10,491	—
Contingent consideration liability from acquisition	613	1,216
Other current liabilities	14,116	15,108
Accounts payable, accrued expenses and other current liabilities	$114,632	$139,427

The components of other liabilities are as follows (in thousands):

	June 30, 2025	December 31, 2024
Holdback liability from business combinations and asset acquisitions	$—	$200
Contingent consideration liability from acquisition	—	953
Other liabilities	14,498	14,326
Other liabilities	$14,498	$15,479

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
June 30, 2025 and 2024
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

As of June 30, 2025 and December 31, 2024, the fair value of our 2026 Notes was $486.0 million and $473.8 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $56.57 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of June 30, 2025.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal	$500,000	$500,000
Unamortized debt issuance costs	(1,729)	(3,319)
Net carrying amount	$498,271	$496,681

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of debt issuance costs	$796	$791	$1,590	$1,581
Total interest expense	$796	$791	$1,590	$1,581

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024
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
June 30, 2025 and 2024
We account for the 2029 Notes as a liability. The debt issuance costs are presented as a deduction from the outstanding principal balance of the 2029 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2029 Notes at a rate of 2.9%.

As of June 30, 2025 and December 31, 2024, the fair value of our 2029 Notes was $484.5 million and $496.7 million, respectively. The fair value was determined based on the quoted price of the 2029 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $56.57 on the last trading day of the quarter, the if-converted value of the 2029 Notes did not exceed the principal amount of $500.0 million as of June 30, 2025.

The net carrying amount of the liability component of the 2029 Notes is as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal	$500,000	$500,000
Unamortized debt issuance costs	(11,792)	(13,204)
Net carrying amount	$488,208	$486,796

Interest expense related to the 2029 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$2,812	$938	$5,625	$938
Amortization of debt issuance costs	708	230	1,412	230
Total interest expense	$3,520	$1,168	$7,037	$1,168

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

Legal Proceedings

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Three of the patents were found unpatentable in reexamination. EcoFactor appealed the decision with respect to one of the patents to the United States Court of Appeals for the Federal Circuit on July 9, 2024, EcoFactor has until October 3, 2025 to appeal the rejection of the second patent to the Federal Circuit, and EcoFactor appealed the rejection of the third patent to the U.S. Patent Trial and Appeal Board, or PTAB, filing its appeal brief on June 10, 2024. Ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the PTAB in inter partes review, and all claims were canceled on February 1, 2024.

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

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. On February 16, 2023, the ITC issued a final decision in favor of Alarm.com and EnergyHub. Causam filed an appeal of the ITC decision on April 14, 2023. Causam did not appeal the ITC decision with respect to Alarm.com and EnergyHub. Oral arguments on the appeal are scheduled for September 3, 2025.

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

On July 3, 2025, SkyBell Technologies, Inc., or SkyBell, filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. SkyBell is seeking injunctive relief, enhanced damages, attorneys’ fees, a constructive trust, and an order that Alarm.com assign to SkyBell the alleged trade secrets. We have not yet responded to the complaint.

Should SkyBell prevail in its lawsuit, we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us, and we could be required to assign, transfer, and return any SkyBell trade secret that we are found to improperly possess. While we believe we have valid defenses to SkyBell’s claims, the outcome of these legal claims cannot be predicted with certainty, and any of these outcomes could result in an adverse effect on our business. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we incurred costs associated with the indemnification of our service provider Central Security Group – Nationwide, Inc. (d/b/a Alert 360), or CSG, in an ongoing patent litigation. In 2018,

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024
Ubiquitous Connectivity, LP, or Ubiquitous, brought suit against CSG in U.S. District Court, Northern District of Oklahoma, alleging infringement of two U.S. patents. The case was stayed by agreement of the parties for several years while the patents in suit were challenged before the PTAB. In January 2021, the PTAB deemed 42 out of 46 claims of the two asserted patents unpatentable. Ubiquitous appealed a portion of the PTAB’s findings to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the PTAB’s ruling on August 8, 2023. As a result, only four patent claims remain at issue and the Northern District of Oklahoma case is no longer stayed. The case is currently in the discovery phase. The court held a claim construction hearing on December 12, 2024, and rendered a claim construction opinion on May 20, 2025. A hearing on dispositive motions, including for summary judgment, is scheduled for April 15, 2026. A trial is scheduled for July 6, 2026.

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

Note 14. Stockholders' Equity

Stock Repurchase Programs

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. During the three and six months ended June 30, 2025, we repurchased 88,000 and 174,400 shares of our common stock under this program for $5.1 million and $10.2 million, respectively, which includes applicable commissions and fees. During the three and six months ended June 30, 2024, we repurchased 1,117,068 shares of our common stock under our stock repurchase program authorized in connection with the issuance of the 2029 Notes for $75.0 million.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2015 Equity Incentive Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. No tax withholdings related to the vesting of restricted stock units were paid during the three and six months ended June 30, 2025. We paid $3.4 million of tax withholding related to vesting of restricted stock units during the three and six months ended June 30, 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

Note 15. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of hardware and other revenue	$—	$1	$—	$2
Sales and marketing	620	724	1,100	1,479
General and administrative	2,474	3,303	5,446	6,484
Research and development	5,840	7,185	11,846	14,516
Total stock-based compensation expense	$8,934	$11,213	$18,392	$22,481

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$841	$1,146	$1,834	$2,133
Restricted stock units	8,043	10,017	16,450	20,247
Employee stock purchase plan	50	50	108	101
Total stock-based compensation expense	$8,934	$11,213	$18,392	$22,481
Tax (shortfall) / windfall benefit from stock-based awards	$(299)	$645	$(550)	$1,131

We granted 99,000 and 134,000 stock options pursuant to our 2015 Equity Incentive Plan during the three and six months ended June 30, 2025, respectively, as compared to 93,500 and 99,500 stock options for the same periods in the prior year. There were 23,572 and 45,287 stock options exercised during the three and six months ended June 30, 2025, respectively, as compared to 14,467 and 142,993 stock options for the same periods in the prior year. There was an aggregate of 311,138 and 374,210 restricted stock units without performance conditions granted to certain of our employees and directors during the three and six months ended June 30, 2025, respectively, as compared to an aggregate of 241,728 and 329,878 restricted stock units without performance conditions for the same periods in the prior year. There were no restricted stock units with performance conditions granted to our employees during the three and six months ended June 30, 2025 and 2024. There were 219,074 and 291,058 restricted stock units without performance conditions that vested during the three and six months ended June 30, 2025, respectively, as compared to 209,087 and 290,783 restricted stock units without performance conditions vested during the same periods in the prior year. There were zero and 30,667 restricted stock units with performance conditions that vested during the three and six months ended June 30, 2025, respectively, as compared to 33,395 restricted stock units with performance conditions vested during each of the three and six months ended June 30, 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

Note 16. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2025	2024	2025	2024
Net income	$34,217	$32,520	$61,929	$55,924
Net loss attributable to redeemable noncontrolling interests	335	991	573	1,182
Net income attributable to common stockholders - basic (A)	34,552	33,511	62,502	57,106
Add back total interest expense, net of tax, attributable to convertible senior notes	3,249	1,473	6,494	2,067
Net income attributable to common stockholders - diluted (B)	$37,801	$34,984	$68,996	$59,173
Denominator:
Weighted average common shares outstanding — basic (C)	49,806,105	49,832,503	49,733,328	49,897,884
Dilutive effect of convertible senior notes, stock options and restricted stock units	10,331,099	6,847,852	10,426,521	5,970,163
Weighted average common shares outstanding — diluted (D)	60,137,204	56,680,355	60,159,849	55,868,047
Net income attributable to common stockholders per share:
Basic (A/C)	$0.69	$0.67	$1.26	$1.14
Diluted (B/D)	$0.63	$0.62	$1.15	$1.06

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	789,688	422,524	698,302	422,524
Restricted stock units	91,570	7,200	—	1,700

Our redeemable noncontrolling interests relate to our 86% equity ownership interest in OpenEye, our 85% equity ownership interest in Noonlight and our 81% equity ownership interest in CHeKT. See Note 6 for details on the put option and call option contained in the CHeKT stockholder agreement.

We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share. We use the if-converted method when calculating the dilutive impact of the 2026 Notes and 2029 Notes on net income per share. As a result, we included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for each of the three and six months ended June 30, 2025 and 2024. We included 5,728,550 shares related to the 2029 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the three and six months ended June 30, 2025, as compared to 1,951,484 and 975,742 shares during the same periods in the prior year. Additionally, we included $3.2 million and $6.5 million of interest expense and debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the three and six months ended June 30, 2025, respectively, as compared to $1.5 million and $2.1 million for the same periods in the prior year.

The denominator for diluted net income per share does not include any effect from the capped call transactions we entered into concurrently with the issuance of the 2029 Notes, as this effect would be anti-dilutive. In the event of conversion of the 2029 Notes, shares delivered to us under the capped call will offset the dilutive effect of the shares that we would issue under the 2029 Notes. See Note 13 for further details on our 2029 Notes and the related capped call transactions.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

Note 17. Significant Service Providers and Distributors

During the three and six months ended June 30, 2025, our 10 largest revenue service provider partners or distributors accounted for 46% of our consolidated revenue, as compared to 47% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and six months ended June 30, 2025 and 2024.

No service provider partners represented more than 10% of accounts receivable as of June 30, 2025 and December 31, 2024.

Note 18. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to the pre-tax book income of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and six months ended June 30, 2025, we recorded a provision for income taxes of $5.5 million and $12.8 million, respectively, resulting in an effective income tax rate of 13.8% and 17.1% for those periods. For the three and six months ended June 30, 2024, we recorded a provision for income taxes of $0.9 million and $3.6 million, respectively, resulting in an effective income tax rate of 2.6% and 6.1% for those periods. For the three and six months ended June 30, 2025, our effective tax rate was below the 21.0% statutory rate primarily due to 2025 research and development tax credits claimed, the foreign derived intangible income deduction and a favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. For the three months ended June 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to a favorable true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits, 2024 research and development tax credits claimed, the foreign derived intangible income deduction and tax windfall benefits from employee stock-based compensation. For the six months ended June 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to a favorable true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits, 2024 research and development tax credits claimed, the foreign derived intangible income deduction, the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax examination and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, federal estimated tax payment interest expense and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards, net deferred tax assets of our EBS subsidiary and an unrealized U.S. federal capital loss was $5.0 million as of December 31, 2024 and increased to $6.1 million as of June 30, 2025.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability of $1.7 million primarily due to a liability for research and development tax credits claimed during the six months ended June 30, 2025. We recorded a net decrease to the unrecognized tax benefits liability of $0.4 million primarily due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax return examination, partially offset by a liability for research and development tax credits claimed during the six months ended June 30, 2024.

Our condensed consolidated balance sheets included an accrual for total interest expense related to unrecognized tax benefits of $1.2 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

As of June 30, 2025, we did not have material undistributed foreign earnings. We have not recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

On July 4, 2025, Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act, or OBBBA, was enacted in the United States. The OBBBA includes a broad range of tax provisions that may impact the timing and the magnitude of certain key tax deductions. The most significant provisions to us are the permanent reinstatement of the full domestic research and development expenditure deduction in the year such costs are incurred and the 100% first-year bonus depreciation deduction. We currently anticipate these provisions will significantly reduce our current federal income tax cash outlays over the next several years. Certain other international tax provisions may also be favorable to us. We continue to analyze the OBBBA tax provisions to assess their potential impact on our financial position, results of operations and cash flows.

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

Our Alarm.com segment represents our cloud-based platform and licenses and services on our non-hosted software platform for the intelligently connected property and related solutions that contributed 92% of our revenue, net of intersegment eliminations, for the three and six months ended June 30, 2025, as compared to 93% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended June 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$150,997	$18,996	$—	$—	$169,993
Hardware and other revenue	82,873	2,641	(663)	(536)	84,315
Total revenue	233,870	21,637	(663)	(536)	254,308
Cost of SaaS and license revenue	17,489	6,164	87	(87)	23,653
Cost of hardware and other revenue	62,483	2,417	(551)	(540)	63,809
Total cost of revenue	79,972	8,581	(464)	(627)	87,462
Selling and marketing expense	25,035	6,101	—	—	31,136
General and administrative expense	25,345	1,739	—	—	27,084
Research and development expense	61,257	7,813	—	—	69,070
Amortization and depreciation expense	7,239	295	—	—	7,534
Total operating expenses	118,876	15,948	—	—	134,824
Operating income / (loss)	$35,022	$(2,892)	$(199)	$91	$32,022

Reconciliation of operating income to income before income taxes
Operating income					$32,022
Interest expense					(4,321)
Interest income					11,808
Other expense, net					(150)
Income before income taxes					$39,359

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

	Three Months Ended June 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$140,854	$15,073	$—	$—	$155,927
Hardware and other revenue	77,465	1,463	(860)	(188)	77,880
Total revenue	218,319	16,536	(860)	(188)	233,807
Cost of SaaS and license revenue	17,011	5,083	71	(71)	22,094
Cost of hardware and other revenue	58,816	1,355	(842)	(141)	59,188
Total cost of revenue	75,827	6,438	(771)	(212)	81,282
Selling and marketing expense	22,453	5,384	—	—	27,837
General and administrative expense	23,949	2,155	—	—	26,104
Research and development expense	58,573	7,157	—	—	65,730
Amortization and depreciation expense	6,827	253	—	—	7,080
Total operating expenses	111,802	14,949	—	—	126,751
Operating income / (loss)	$30,690	$(4,851)	$(89)	$24	$25,774

Reconciliation of operating income to income before income taxes
Operating income					$25,774
Interest expense					(1,968)
Interest income					10,856
Other expense, net					(1,258)
Income before income taxes					$33,404

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

	Six Months Ended June 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$298,645	$35,148	$—	$—	$333,793
Hardware and other revenue	156,922	4,531	(1,336)	(780)	159,337
Total revenue	455,567	39,679	(1,336)	(780)	493,130
Cost of SaaS and license revenue	34,272	10,949	171	(171)	45,221
Cost of hardware and other revenue	118,369	4,183	(1,210)	(867)	120,475
Total cost of revenue	152,641	15,132	(1,039)	(1,038)	165,696
Selling and marketing expense	47,502	12,183	—	—	59,685
General and administrative expense	50,181	3,904	—	—	54,085
Research and development expense	121,941	15,496	—	—	137,437
Amortization and depreciation expense	13,967	591	—	—	14,558
Total operating expenses	233,591	32,174	—	—	265,765
Operating income / (loss)	$69,335	$(7,627)	$(297)	$258	$61,669
Assets	$2,154,748	$64,107	$(120,596)	$(205)	$2,098,054

Reconciliation of operating income to income before income taxes
Operating income					$61,669
Interest expense					(8,635)
Interest income					24,179
Other income / (expense), net					(2,835)
Income before income taxes					$74,378

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025 and 2024

	Six Months Ended June 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$278,713	$27,558	$—	$—	$306,271
Hardware and other revenue	149,827	2,862	(1,545)	(325)	150,819
Total revenue	428,540	30,420	(1,545)	(325)	457,090
Cost of SaaS and license revenue	33,470	9,015	175	(138)	42,522
Cost of hardware and other revenue	114,386	2,627	(1,498)	(240)	115,275
Total cost of revenue	147,856	11,642	(1,323)	(378)	157,797
Selling and marketing expense	42,863	10,428	—	—	53,291
General and administrative expense	52,234	3,166	—	—	55,400
Research and development expense	117,415	14,271	—	—	131,686
Amortization and depreciation expense	13,911	506	—	—	14,417
Total operating expenses	226,423	28,371	—	—	254,794
Operating income / (loss)	$54,261	$(9,593)	$(222)	$53	$44,499
Assets	$1,907,486	$55,017	$(107,239)	$(17)	$1,855,247

Reconciliation of operating income to income before income taxes
Operating income					$44,499
Interest expense					(2,764)
Interest income					19,396
Other income / (expense), net					(1,576)
Income before income taxes					$59,555

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $4.5 million and $9.2 million for the three and six months ended June 30, 2025, respectively, as compared to $5.2 million and $10.4 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2025 and 2024. Additions to property and equipment were $5.0 million and $13.0 million for the Alarm.com segment for the three and six months ended June 30, 2025, respectively, as compared to $1.9 million and $5.8 million for the same periods in the prior year. Additions to property and equipment were less than $0.1 million for the Other segment for each of the three and six months ended June 30, 2025 as compared to less than $0.1 million and $0.1 million for the Other segment for the three and six months ended June 30, 2024, respectively.

We derived substantially all revenue from North America for the three and six months ended June 30, 2025 and 2024. Substantially all of our long-lived assets were in North America as of June 30, 2025 and December 31, 2024.

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

Overview

Alarm.com is the leading platform for intelligently connected properties. Our cloud-based platform offers an expansive suite of Internet of Things, or IoT, solutions addressing global opportunities in the residential, multi-family, small business and enterprise commercial markets. Alarm.com’s solution suite includes security, video surveillance and video analytics, energy management, access control, electric utility grid management, active shooter detection, water management, health and wellness, personal safety and data-rich emergency response. During 2024, our platforms processed more than 345 billion data points generated by over 160 million connected devices. We believe this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

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

Highlights of Second Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners, who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 67% and 68% of our revenue during the three and six months ended June 30, 2025, respectively, as compared to 67% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 2% of our revenue during each of the three and six months ended June 30, 2025 and 2024.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 33% and 32% of our revenue during the three and six months ended June 30, 2025, respectively, as compared to 33% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 9% to $170.0 million during the three months ended June 30, 2025 from $155.9 million during the three months ended June 30, 2024. SaaS and license revenue increased 9% to $333.8 million during the six months ended June 30, 2025 from $306.3 million during the six months ended June 30, 2024. Included in SaaS and license revenue was software license revenue, which decreased to $4.5 million during the three months ended June 30, 2025 from $5.2 million during the three months ended June 30, 2024. Software license revenue decreased to $9.2 million during the six months ended June 30, 2025 from $10.4 million during the six months ended June 30, 2024.

•Total revenue increased 9% to $254.3 million during the three months ended June 30, 2025 from $233.8 million during the three months ended June 30, 2024. Total revenue increased 8% to $493.1 million during the six months ended June 30, 2025 from $457.1 million during the six months ended June 30, 2024.

•Net income increased to $34.2 million during the three months ended June 30, 2025, as compared to $32.5 million during the three months ended June 30, 2024. Net income increased to $61.9 million during the six months ended June 30, 2025, as compared to $55.9 million during the six months ended June 30, 2024. Net income attributable to common stockholders increased to $34.6 million during the three months ended June 30, 2025, as compared to $33.5 million during the three months ended June 30, 2024. Net income attributable to common stockholders increased to $62.5 million during the six months ended June 30, 2025, as compared to $57.1 million during the six months ended June 30, 2024.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $48.4 million during the three months ended June 30, 2025 from $42.8 million during the three months ended June 30, 2024. Non-GAAP adjusted EBITDA increased to $92.0 million during the six months ended June 30, 2025 from $79.9 million during the six months ended June 30, 2024.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and six months ended June 30, 2025 and 2024.

Recent Developments

On April 28, 2025, we paid $29.1 million in cash to purchase 24.7% of the outstanding shares of Safe Streets USA, LLC, or Safe Streets. We do not have a controlling financial interest in Safe Streets, but based on the legal form of Safe Streets, our level of ownership and the extent of influence, we concluded that this equity investment in Safe Streets, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

On May 30, 2025, we paid $119.3 million in cash to purchase 32.5% of the outstanding shares of Safe Haven Security Services, LLC, or Safe Haven, after deducting $6.3 million related to an agreed holdback provision that is expected to be paid during the second quarter of 2026. On June 6, 2025, we paid $19.2 million in cash to purchase 32.5% of the outstanding shares of All Access Holdings, LLC, or All Access, after deducting $1.0 million related to an agreed holdback provision that is expected to be paid during the second quarter of 2026. After consummation of these transactions, All Access and Safe Haven were under common control. We do not have a controlling financial interest in Safe Haven or All Access, but based on the legal form of Safe Haven and All Access, our level of ownership and the extent of influence, we concluded that the equity investments in Safe Haven and All Access, which are included in the Alarm.com segment, do not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

On July 4, 2025, Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act, or OBBBA, was enacted in the United States. The OBBBA includes a broad range of tax provisions that may impact the timing and the magnitude of certain key tax deductions. The most significant provisions to us are the permanent reinstatement of the full domestic research and development expenditure deduction in the year such costs are incurred and the 100% first-year bonus depreciation deduction. We currently anticipate these provisions will significantly reduce our current federal income tax cash outlays over the next several years. Certain other international tax provisions may also be favorable to us. We continue to analyze the OBBBA tax provisions to assess their potential impact on our financial position, results of operations and cash flows.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2025, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SaaS and license revenue	$169,993	$155,927	$333,793	$306,271
Non-GAAP adjusted EBITDA	48,412	42,831	91,952	79,877

	Twelve Months Ended June 30,
	2025	2024
SaaS and license revenue renewal rate	94%	94%

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

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other expense, net, provision for income taxes, income from equity method investments, net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense; income from equity method investments, net; amortization of debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense; amortization of debt issuance costs for the May 31, 2024 issuance of $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, or the 2029 Notes, included in interest expense; and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our 2026 Notes and 2029 Notes. We exclude interest expense in calculating non-GAAP adjusted EBITDA because we believe the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other expense, net including gains, losses or impairments on investments without readily determinable fair values and other assets, gains on settlement fees and losses on the early extinguishment of debt, when applicable, from non-GAAP adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for income taxes and income from equity method investments, net from non-GAAP adjusted EBITDA because we do not consider these adjustments to be part of our ongoing results of operations.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted

EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and six months ended June 30, 2025 and 2024.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. As of June 30, 2025 and 2024, we had 75 and 79 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. Certain of these tariffs have been subsequently paused or modified, and the situation remains fluid. The United States and/or countries into which we import products may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The U.S. government has announced several tariff framework agreements, and when the terms of such agreements are finalized, we will assess their potential impact on our business. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. During the second quarter of 2025, we passed through most of the cost of the baseline tariffs to our customers consistent with our contractual rights. Our hardware revenue margins are expected to decline slightly in the future because a component of our hardware revenue now incorporates a pass-through cost. If tariffs are modified beyond the baseline tariff of 10% or are expanded to apply to more of our products, such actions may increase our cost of hardware revenue and reduce our hardware revenue margins further. We continue to closely monitor changes in tariff policy and retain flexibility in response.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 2,033 employees as of June 30, 2024 to 2,048 employees as of June 30, 2025, and grew from 2,020 employees as of March 31, 2025. We may continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 576 as of June 30, 2024 to 599 as of June 30, 2025 and increased from 579 as of March 31, 2025. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and we expect to increase our marketing expense in 2025 as compared to 2024. We may increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions increased from 223 as of June 30, 2024 to 238 as of June 30, 2025 and increased from 236 as of March 31, 2025. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions decreased from 1,155 as of June 30, 2024 to 1,136 as of June 30, 2025 and increased from 1,129 as of March 31, 2025. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Other Expense, Net

Other expense, net primarily consists of non-operating and miscellaneous expense and income, including the impacts of fluctuations in foreign currency exchange rates.

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the three and six months ended June 30, 2025, our effective tax rate was below the 21.0% statutory rate primarily due to 2025 research and development tax credits claimed, the foreign derived intangible income deduction and a favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenue:
SaaS and license revenue	$169,993	67%	$155,927	67%	$333,793	68%	$306,271	67%
Hardware and other revenue	84,315	33	77,880	33	159,337	32	150,819	33
Total revenue	254,308	100	233,807	100	493,130	100	457,090	100
Cost of revenue(1):
Cost of SaaS and license revenue	23,653	9	22,094	10	45,221	9	42,522	10
Cost of hardware and other revenue(2)	63,809	25	59,188	25	120,475	24	115,275	25
Total cost of revenue	87,462	34	81,282	35	165,696	33	157,797	35
Operating expenses:
Sales and marketing(2)	31,136	12	27,837	12	59,685	12	53,291	11
General and administrative(2)	27,084	11	26,104	11	54,085	11	55,400	12
Research and development(2)	69,070	27	65,730	28	137,437	28	131,686	29
Amortization and depreciation	7,534	3	7,080	3	14,558	3	14,417	3
Total operating expenses	134,824	53	126,751	54	265,765	54	254,794	55
Operating income	32,022	13	25,774	11	61,669	13	44,499	10
Interest expense	(4,321)	(2)	(1,968)	(1)	(8,635)	(2)	(2,764)	(1)
Interest income	11,808	4	10,856	5	24,179	5	19,396	4
Other expense, net	(150)	—	(1,258)	(1)	(2,835)	(1)	(1,576)	—
Income before income taxes	39,359	15	33,404	14	74,378	15	59,555	13
Provision for income taxes	5,458	2	884	—	12,765	2	3,631	1
Income from equity method investments, net	(316)	—	—	—	(316)	—	—	—
Net income	$34,217	13%	$32,520	14%	$61,929	13%	$55,924	12%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation expense data:	2025	2024	2025	2024
Cost of hardware and other revenue	$—	$1	$—	$2
Sales and marketing	620	724	1,100	1,479
General and administrative	2,474	3,303	5,446	6,484
Research and development	5,840	7,185	11,846	14,516
Total stock-based compensation expense	$8,934	$11,213	$18,392	$22,481

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	14%	14%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	76	76	76	76
Total cost of revenue as a percentage of total revenue	34%	35%	33%	35%

Comparison of the Three and Six Months Ended June 30, 2025 to June 30, 2024

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the three and six months ended June 30, 2025 and June 30, 2024.

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Revenue
SaaS and license revenue	$169,993	$155,927	9%	$333,793	$306,271	9%
Hardware and other revenue	84,315	77,880	8	159,337	150,819	6
Total revenue	$254,308	$233,807	9%	$493,130	$457,090	8%

The $20.5 million increase in total revenue for the three months ended June 30, 2025 as compared to the same period in the prior year was primarily the result of a $14.1 million, or 9%, increase in our SaaS and license revenue, and a $6.4 million, or 8%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $0.7 million to $4.5 million during the three months ended June 30, 2025 as compared to $5.2 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud-based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $10.2 million for the three months ended June 30, 2025 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2024. The SaaS and license revenue for our Other segment increased $3.9 million for the three months ended June 30, 2025 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The increase in hardware and other revenue for the three months ended June 30, 2025 as compared to the same period in the prior year was primarily from the $5.6 million increase in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from an increase in the volume of video cameras sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $0.8 million for the three months ended June 30, 2025 as compared to the same period in the prior year primarily due to increased sales related to our property management solution.

The $36.0 million increase in total revenue for the six months ended June 30, 2025 as compared to the same period in the prior year was primarily the result of a $27.5 million, or 9%, increase in our SaaS and license revenue and a $8.5 million, or 6%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.2 million to $9.2 million during the six months ended June 30, 2025, as compared to $10.4 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud-based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $19.9 million for the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2024. The SaaS and license revenue for our Other segment increased $7.6 million for the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The increase in hardware and other revenue for the six months ended June 30, 2025 as compared to the same period in the prior year was primarily from the $7.3 million increase in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment due to an increase in the volume of video cameras sold. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $1.2 million for the six months ended June 30, 2025 as compared to the same period in the prior year, primarily due to an increase in sales related to our property management solution.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Cost of revenue(1)
Cost of SaaS and license revenue	$23,653	$22,094	7%	$45,221	$42,522	6%
Cost of hardware and other revenue	63,809	59,188	8	120,475	115,275	5
Total cost of revenue	$87,462	$81,282	8%	$165,696	$157,797	5%
% of total revenue	34%	35%		33%	35%
_____________
(1)Excludes amortization and depreciation shown in operating expenses.

The $6.2 million increase in cost of revenue for the three months ended June 30, 2025 as compared to the same period in the prior year was the result of a $4.6 million, or 8%, increase in cost of hardware and other revenue, and a $1.6 million, or 7%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.1 million for each of the three months ended June 30, 2025 and 2024. The cost of hardware and other revenue for the Alarm.com segment increased $4.0 million during the three months ended June 30, 2025 as compared to the same period in the prior year primarily due to an increase in the number of hardware units shipped. The cost of hardware and other revenue for the Other segment increased $0.6 million during the three months ended June 30, 2025 as compared to the same period in the prior year primarily due to an increase in the number of hardware units shipped related to our property management solution. The cost of SaaS and license revenue for the Other segment increased $1.1 million during the three months ended June 30, 2025 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $0.5 million during the three months ended June 30, 2025 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for each of the three months ended June 30, 2025 and 2024. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for each of the three months ended June 30, 2025 and 2024. Cost of software license revenue as a percentage of software license revenue was 2% for the three months ended June 30, 2025 as compared to 3% for the same period in the prior year.

The $7.9 million increase in cost of revenue for the six months ended June 30, 2025 as compared to the same period in the prior year was the result of a $5.2 million, or 5%, increase in cost of hardware and other revenue, and a $2.7 million, or 6%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.2 million for the six months ended June 30, 2025 as compared to $0.3 million during the same period in the prior year. The cost of hardware and other revenue for the Alarm.com segment increased $4.3 million during the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to an increase in the number of hardware units shipped. The cost of hardware and other revenue for the Other segment increased $0.9 million during the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to an increase in the number of hardware units shipped related to our property management solution. The cost of SaaS and license revenue for the Other segment increased $1.9 million during the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $0.8 million during the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for each of the six months ended June 30, 2025 and 2024. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for each of the six months ended June 30, 2025 and 2024. Cost of software license revenue as a percentage of software license revenue was 2% for the six months ended June 30, 2025 as compared to 3% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Sales and marketing	$31,136	$27,837	12%	$59,685	$53,291	12%
% of total revenue	12%	12%		12%	11%

The $3.3 million increase in sales and marketing expense for the three months ended June 30, 2025 as compared to the same period in the prior year was primarily due to a $1.5 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, and a $1.0 million increase in marketing expense for our Alarm.com segment. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. Sales and marketing expense from our Other segment increased $0.7 million for the three months ended June 30, 2025 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs, attributable in part to increases in the headcount for our sales team.

The $6.4 million increase in sales and marketing expense for the six months ended June 30, 2025 as compared to the same period in the prior year was primarily due to a $3.0 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, and a $1.6 million increase in marketing expense for our Alarm.com segment. Sales and marketing expense from our Other segment increased $1.8 million for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team. The number of employees in sales and marketing functions increased from 576 as of June 30, 2024 to 599 as of June 30, 2025.

General and Administrative Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
General and administrative	$27,084	$26,104	4%	$54,085	$55,400	(2)%
% of total revenue	11%	11%		11%	12%

The $1.0 million increase in general and administrative expense for the three months ended June 30, 2025 as compared to the same period in the prior year was primarily due to a $1.7 million increase in the provision for credit losses for our Alarm.com segment due in part to the $0.7 million credit loss expense recorded on a loan agreement with a service provider partner during the three months ended June 30, 2025 that did not occur during the same period in the prior year. General and administrative expenses from our Other segment decreased by $0.4 million for the three months ended June 30, 2025 as compared to the same period in the prior year, primarily due to a decrease in the provision for credit losses.

The $1.3 million decrease in general and administrative expense for the six months ended June 30, 2025 as compared to the same period in the prior year was primarily due to a $2.5 million decrease in the provision for credit losses for our Alarm.com segment primarily related to credit loss expense recorded during the six months ended June 30, 2024 related to a loan we previously provided to an affiliated entity of one of our distribution partners that did not occur during the six months ended June 30, 2025. This decrease in general and administrative expense was partially offset by a $0.7 million increase in personnel and related costs for our Alarm.com segment due in part to increases in the headcount to support our operational growth. General and administrative expenses from our Other segment increased by $0.7 million for the six months ended June 30, 2025 as compared to the same period in the prior year, primarily due to an increase in legal costs. The number of employees in general and administrative functions increased from 223 as of June 30, 2024 to 238 as of June 30, 2025.

Research and Development Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Research and development	$69,070	$65,730	5%	$137,437	$131,686	4%
% of total revenue	27%	28%		28%	29%

The $3.3 million increase in research and development expense for the three months ended June 30, 2025 as compared to the same period in the prior year was primarily due to a $1.1 million increase in our expenses for external consultants and a $0.5 million increase in expenses for software licenses for our Alarm.com segment. Research and development expense from our Other segment increased by $0.7 million for the three months ended June 30, 2025 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs attributable in part to an increase in headcount of employees in research and development functions.

The $5.8 million increase in research and development expense for the six months ended June 30, 2025 as compared to the same period in the prior year was primarily due to a $1.8 million increase in our expenses for external consultants, a $1.1 million increase in expenses for software licenses, a $0.4 million increase in rent expense and a $0.3 million increase in personnel and related costs for our Alarm.com segment. Research and development expense from our Other segment increased by $1.2 million for the six months ended June 30, 2025 as compared to the same period in the prior year due to an increase in personnel and related costs. The overall number of employees in research and development functions decreased from 1,155 as of June 30, 2024 to 1,136 as of June 30, 2025.

Amortization and Depreciation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Amortization and depreciation	$7,534	$7,080	6%	$14,558	$14,417	1%
% of total revenue	3%	3%		3%	3%

Amortization and depreciation increased $0.5 million and $0.1 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to an increase in depreciation expense related to property and equipment as well as intangible assets that were acquired in connection with the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, Inc., or CHeKT, on February 10, 2025.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Interest expense	$(4,321)	$(1,968)	120%	$(8,635)	$(2,764)	212%
% of total revenue	(2)%	(1)%		(2)%	(1)%

Interest expense increased $2.4 million and $5.9 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to the interest expense and amortization of the debt issuance costs related to the 2029 Notes.

Interest Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Interest income	$11,808	$10,856	9%	$24,179	$19,396	25%
% of total revenue	4%	5%		5%	4%

Interest income increased $1.0 million and $4.8 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to an increase in interest income earned on cash and cash equivalents from higher amounts of cash and cash equivalents during the six months ended June 30, 2025 as compared to the same period in the prior year.

Other Expense, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Other expense, net	$(150)	$(1,258)	(88)%	$(2,835)	$(1,576)	80%
% of total revenue	—%	(1)%		(1)%	—%

Other expense, net decreased $1.1 million for the three months ended June 30, 2025 as compared to the same period in the prior year, primarily due to a $1.9 million gain on fluctuations in foreign currency exchange rates and a $0.5 million reduction in expenses related to a program to help our service providers resell our solutions and hardware to our subscribers. These decreases in other expense, net were partially offset by a $1.5 million unrealized loss on equity securities during the three months ended June 30, 2025, which did not occur during the three months ended June 30, 2024. Other expense, net increased $1.3 million for the six months ended June 30, 2025 as compared to the same period in the prior year, primarily due to a $3.8 million unrealized loss on equity securities during the six months ended June 30, 2025, which did not occur during the six months ended June 30, 2024. This increase in other expense, net was partially offset by a $1.6 million gain on fluctuations in foreign currency exchange rates and a $0.8 million reduction in expenses related to a program to help our service providers resell our solutions and hardware to our subscribers.

Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Provision for income taxes	$5,458	$884	517%	$12,765	$3,631	252%
% of total revenue	2%	—%		2%	1%

The provision for income taxes increased by $4.6 million and $9.1 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. Our effective tax rate was 13.8% and 17.1% for the three and six months ended June 30, 2025, respectively, as compared to 2.6% and 6.1% for the same periods in the prior year. The increase in the provision for income taxes for the three and six months ended June 30, 2025 as compared to the same periods in the prior year was primarily due to the increase in income before income taxes, a tax shortfall in employee stock-based compensation during the three and six months ended June 30, 2025 as opposed to a windfall tax benefit recognized during the three and six months ended June 30, 2024 and a less favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits recorded during the three months ended June 30, 2025 as compared a similar true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits recorded during the same period in the prior year. These increases in the provision for income taxes for the three and six months ended June 30, 2025 as compared to the same periods in the prior year were partially offset by an increase in our 2025 research and development income tax credits. Further, the net $1.7 million tax benefit recognized during the three months ended March 31, 2024 from the closure of the 2018 and 2019 Internal Revenue Service examination did not recur during the six months ended June 30, 2025.

Income from Equity Method Investments, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Income from equity method investments, net	$(316)	$—	N/A	$(316)	$—	N/A
% of total revenue	—%	—%		—%	—%

Income from equity method investments, net increased by $0.3 million for each of the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. The increase in the income from equity method investments, net for the three and six months ended June 30, 2025 as compared to the same periods in the prior year was due to the increase in our share of the net assets and net income of our investees accounted for under the equity method, partially offset by amortization expense related to basis differences in our equity method investments.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 92% of our revenue, net of intersegment eliminations, for the three and six months ended June 30, 2025, respectively, as compared to 93% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment decreased from 1,801 employees as of June 30, 2024 to 1,795 employees as of June 30, 2025 and increased from 1,774 employees as of March 31, 2025. Our Other segment increased from 232 employees as of June 30, 2024 to 253 employees as of June 30, 2025 and increased from 246 employees as of March 31, 2025. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended June 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$150,997	$18,996	$—	$—	$169,993
Hardware and other revenue	82,873	2,641	(663)	(536)	84,315
Total revenue	233,870	21,637	(663)	(536)	254,308
Cost of SaaS and license revenue	17,489	6,164	87	(87)	23,653
Cost of hardware and other revenue	62,483	2,417	(551)	(540)	63,809
Total cost of revenue	79,972	8,581	(464)	(627)	87,462
Selling and marketing expense	25,035	6,101	—	—	31,136
General and administrative expense	25,345	1,739	—	—	27,084
Research and development expense	61,257	7,813	—	—	69,070
Amortization and depreciation expense	7,239	295	—	—	7,534
Total operating expenses	118,876	15,948	—	—	134,824
Operating income / (loss)	$35,022	$(2,892)	$(199)	$91	$32,022

Reconciliation of operating income to income before income taxes
Operating income					$32,022
Interest expense					(4,321)
Interest income					11,808
Other expense, net					(150)
Income before income taxes					$39,359

	Three Months Ended June 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$140,854	$15,073	$—	$—	$155,927
Hardware and other revenue	77,465	1,463	(860)	(188)	77,880
Total revenue	218,319	16,536	(860)	(188)	233,807
Cost of SaaS and license revenue	17,011	5,083	71	(71)	22,094
Cost of hardware and other revenue	58,816	1,355	(842)	(141)	59,188
Total cost of revenue	75,827	6,438	(771)	(212)	81,282
Selling and marketing expense	22,453	5,384	—	—	27,837
General and administrative expense	23,949	2,155	—	—	26,104
Research and development expense	58,573	7,157	—	—	65,730
Amortization and depreciation expense	6,827	253	—	—	7,080
Total operating expenses	111,802	14,949	—	—	126,751
Operating income / (loss)	$30,690	$(4,851)	$(89)	$24	$25,774

Reconciliation of operating income to income before income taxes
Operating income					$25,774
Interest expense					(1,968)
Interest income					10,856
Other expense, net					(1,258)
Income before income taxes					$33,404

	Six Months Ended June 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$298,645	$35,148	$—	$—	$333,793
Hardware and other revenue	156,922	4,531	(1,336)	(780)	159,337
Total revenue	455,567	39,679	(1,336)	(780)	493,130
Cost of SaaS and license revenue	34,272	10,949	171	(171)	45,221
Cost of hardware and other revenue	118,369	4,183	(1,210)	(867)	120,475
Total cost of revenue	152,641	15,132	(1,039)	(1,038)	165,696
Selling and marketing expense	47,502	12,183	—	—	59,685
General and administrative expense	50,181	3,904	—	—	54,085
Research and development expense	121,941	15,496	—	—	137,437
Amortization and depreciation expense	13,967	591	—	—	14,558
Total operating expenses	233,591	32,174	—	—	265,765
Operating income / (loss)	$69,335	$(7,627)	$(297)	$258	$61,669
Assets	$2,154,748	$64,107	$(120,596)	$(205)	$2,098,054

Reconciliation of operating income to income before income taxes
Operating income					$61,669
Interest expense					(8,635)
Interest income					24,179
Other income / (expense), net					(2,835)
Income before income taxes					$74,378

	Six Months Ended June 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$278,713	$27,558	$—	$—	$306,271
Hardware and other revenue	149,827	2,862	(1,545)	(325)	150,819
Total revenue	428,540	30,420	(1,545)	(325)	457,090
Cost of SaaS and license revenue	33,470	9,015	175	(138)	42,522
Cost of hardware and other revenue	114,386	2,627	(1,498)	(240)	115,275
Total cost of revenue	147,856	11,642	(1,323)	(378)	157,797
Selling and marketing expense	42,863	10,428	—	—	53,291
General and administrative expense	52,234	3,166	—	—	55,400
Research and development expense	117,415	14,271	—	—	131,686
Amortization and depreciation expense	13,911	506	—	—	14,417
Total operating expenses	226,423	28,371	—	—	254,794
Operating income / (loss)	$54,261	$(9,593)	$(222)	$53	$44,499
Assets	$1,907,486	$55,017	$(107,239)	$(17)	$1,855,247

Reconciliation of operating income to income before income taxes
Operating income					$44,499
Interest expense					(2,764)
Interest income					19,396
Other income / (expense), net					(1,576)
Income before income taxes					$59,555

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $4.5 million and $9.2 million for the three and six months ended June 30, 2025, respectively, as compared to $5.2 million and $10.4 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and six months ended June 30, 2025 and 2024. Additions to property and equipment were $5.0 million and $13.0 million for the Alarm.com segment for the three and six months ended June 30, 2025, respectively, as compared to $1.9 million and $5.8 million for the same periods in the prior year. Additions to property and equipment were less than $0.1 million for the Other segment for each of the three and six months ended June 30, 2025 as compared to less than $0.1 million and $0.1 million for the Other segment for the three and six months ended June 30, 2024, respectively.

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

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,024,862	$1,220,701
Accounts receivable, net	122,254	126,082
Working capital	630,300	1,292,786

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of June 30, 2025 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of June 30, 2025, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of June 30, 2025, we had $1.02 billion in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring both the risk profiles and investment strategies of money market funds.

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

On July 4, 2025, OBBBA was enacted in the United States. The OBBBA includes a broad range of tax provisions that may impact the timing and the magnitude of certain key tax deductions. The most significant provisions to us are the permanent reinstatement of the full domestic research and development expenditure deduction in the year such costs are incurred and the 100% first-year bonus depreciation deduction. We currently anticipate these provisions will significantly reduce our current federal income tax cash outlays over the next several years. Certain other international tax provisions may also be favorable to us. We continue to analyze the OBBBA tax provisions to assess their potential impact on our financial position, results of operations and cash flows.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final six months of fiscal year 2025, we expect our capital expenditure requirements to be between $4.0 million and $7.0 million, primarily related to the continued build out of our leased and owned office space, excluding any leasehold improvements related to tenant improvement allowances, as well as purchases of computer software and equipment. Maturities of lease liabilities for our various office, data center and equipment leases as of June 30, 2025 are as follows: $6.9 million for the remainder of 2025, $13.0 million in 2026, $13.2 million in 2027, $12.6 million in 2028, $12.2 million in 2029 and $48.6 million in 2030 and thereafter.

On January 30, 2025, we entered into a senior secured loan agreement with Safe Streets, under which a term loan was provided to them in the original principal amount of $21.5 million, which loan is collateralized by the assets of Safe Streets. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030.

In consideration for the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, we paid $23.6 million in cash on February 10, 2025, after deducting $3.7 million related to agreed holdback provisions. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of CHeKT as of the closing date, the purchase price decreased by $0.2 million. The working capital adjustment was finalized during the second quarter of 2025 and $0.5 million of the holdback was paid to stockholders of CHeKT at that time. The remaining $3.0 million of the holdback is expected to be paid to the stockholders of CHeKT by the end of the second quarter of 2026, subject to offset for any indemnification obligations.

On April 28, 2025, we paid $29.1 million in cash to purchase 24.7% of the outstanding shares of Safe Streets. We do not have a controlling financial interest in Safe Streets, but based on the legal form of Safe Streets, our level of ownership and the extent of influence, we concluded that this equity investment in Safe Streets, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

On May 30, 2025, we paid $119.3 million in cash to purchase 32.5% of the outstanding shares of Safe Haven after deducting $6.3 million related to an agreed holdback provision that is expected to be paid during the second quarter of 2026. On June 6, 2025, we paid $19.2 million in cash to purchase 32.5% of the outstanding shares of All Access, after deducting $1.0 million related to an agreed holdback provision that is expected to be paid during the second quarter of 2026. After consummation of these transactions, All Access and Safe Haven were under common control. We do not have a controlling financial interest in Safe Haven or All Access, but based on the legal form of Safe Haven and All Access, our level of ownership and the extent of influence, we concluded that the equity investments in Safe Haven and All Access, which are included in the Alarm.com segment, do not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

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

Material Cash Requirements

As of June 30, 2025, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. Our 2026 Notes are due January 15, 2026 and are presented as a current liability in the condensed consolidated balance sheets as of June 30, 2025.

Sources of Liquidity

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026 in a private placement to qualified institutional buyers and received proceeds of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029 in a private placement to qualified institutional buyers and received proceeds of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. In connection with the offering of the 2029 Notes, we entered into privately negotiated capped call transactions with one of the initial purchasers and certain other financial institutions, at a cost of $63.1 million. The 2026 Notes and 2029 Notes are discussed in more detail in Note 13 of our notes to the condensed consolidated financial statements.

Dividends

We did not declare or pay dividends during the three and six months ended June 30, 2025 or 2024. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. During the three and six months ended June 30, 2025, we repurchased 88,000 and 174,400 shares of our common stock under this program for $5.1 million and $10.2 million, which includes applicable commissions and fees. During the three and six months ended June 30, 2024, we repurchased 1,117,068 shares of our common stock under our stock repurchase program authorized in connection with the issuance of the 2029 Notes for $75.0 million.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities	$46,773	$72,816
Cash flows used in investing activities	(232,988)	(9,159)
Cash flows (used in) / from financing activities	(9,594)	346,768

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable, accounts payable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the six months ended June 30, 2025, cash flows from operating activities were $46.8 million, compared to $72.8 million for the same period in the prior year. This $26.0 million decrease in cash flows from operating activities was due to a $40.5 million decrease in cash from operating assets and liabilities, partially offset by a $8.5 million increase in non-cash and other reconciling items and a $6.0 million increase in net income.

The $40.5 million decrease in cash from operating assets and liabilities was primarily due to a $18.0 million change in inventory resulting from an increase in the change of purchased inventory during the six months ended June 30, 2025 as compared to the same period in the prior year, as well as a $12.4 million change in accounts receivable, accounts payable and other current liabilities primarily due to the timing of disbursements and the collection of receipts. The $8.5 million increase in non-cash and other reconciling items was primarily due to a $9.3 million change in deferred income taxes, which was primarily driven by the capitalization and amortization of research and development expenditures under Section 174, as well as a $3.4 million increase in losses from investments in unconsolidated entities during the six months ended June 30, 2025 as compared to the same period in the prior year. These increases in non-cash and other reconciling items were partially offset by a $4.1 million decrease in stock-based compensation during the six months ended June 30, 2025 as compared to the same period in the prior year.

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

For the six months ended June 30, 2025, cash flows used in investing activities were $233.0 million, compared to $9.2 million for the same period in the prior year. The $223.8 million increase in cash flows used in investing activities was primarily due to an increase of $171.8 million in purchases of investments in unconsolidated entities during the six months ended June 30, 2025 as compared to the same period in the prior year as well as $23.6 million paid to purchase 81% of the issued and outstanding shares of capital stock of CHeKT on February 10, 2025. Additionally, the increase in cash flows used in investing activities was due to an increase of $23.0 million in notes receivable issued, primarily due to the $21.5 million note receivable issued to Safe Streets during the six months ended June 30, 2025 that did not occur during the same period in the prior year.

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

For the six months ended June 30, 2025, cash flows used in financing activities were $9.6 million, compared to cash flows from financing activities of $346.8 million for the same period in the prior year. The $356.4 million decrease in cash flows from financing activities was primarily due to $486.1 million in proceeds from the issuance of the 2029 Notes, net of issuances costs paid during the six months ended June 30, 2024 that did not occur during the six months ended June 30, 2025. The decrease in cash flows from financing activities was partially offset by a $64.8 million decrease in purchases of shares of our common stock and $63.1 million purchases of capped calls related to the 2029 Notes during the six months ended June 30, 2024, which did not occur during the six months ended June 30, 2025.

Non-GAAP Measures

We define non-GAAP adjusted EBITDA as our net income before interest expense, interest income, certain activity within other expense, net, provision for income taxes, income from equity method investments, net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense; income from equity method investments, net; amortization of debt issuance costs for the 2026 Notes and 2029 Notes included in interest expense; stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-GAAP adjusted EBITDA:
Net income	$34,217	$32,520	$61,929	$55,924
Adjustments:
Interest expense, interest income and certain activity within other expense, net	(7,512)	(8,888)	(15,544)	(16,632)
Provision for income taxes	5,458	884	12,765	3,631
Income from equity method investments, net	(316)	—	(316)	—
Amortization and depreciation expense	7,534	7,080	14,558	14,417
Stock-based compensation expense	8,934	11,213	18,392	22,481
Acquisition-related expense	10	13	60	44
Litigation expense	87	9	108	12
Total adjustments	14,195	10,311	30,023	23,953
Non-GAAP adjusted EBITDA	$48,412	$42,831	$91,952	$79,877

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended June 30, 2025.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Three of the patents were found unpatentable in reexamination. EcoFactor appealed the decision with respect to one of the patents to the United States Court of Appeals for the Federal Circuit on July 9, 2024, EcoFactor has until October 3, 2025 to appeal the rejection of the second patent to the Federal Circuit, and EcoFactor appealed the rejection of the third patent to the U.S. Patent Trial and Appeal Board, or PTAB, filing its appeal brief on June 10, 2024. Ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the PTAB in inter partes review, and all claims were canceled on February 1, 2024.

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

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam is seeking a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. On February 16, 2023, the ITC issued a final decision in favor of Alarm.com and EnergyHub. Causam filed an appeal of the ITC decision on April 14, 2023. Causam did not appeal the ITC decision with respect to Alarm.com and EnergyHub. Oral arguments on the appeal are scheduled for September 3, 2025.

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

On July 3, 2025, SkyBell Technologies, Inc., or SkyBell, filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. SkyBell is seeking injunctive relief, enhanced damages, attorneys’ fees, a constructive trust, and an order that Alarm.com assign to SkyBell the alleged trade secrets. We have not yet responded to the complaint.

Should SkyBell prevail in its lawsuit, we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us, and we could be required to assign, transfer, and return any SkyBell trade secret that we are found to improperly possess. While we believe we have valid defenses to SkyBell’s claims, the outcome of these legal claims cannot be predicted with certainty, and any of these outcomes could result in an adverse effect on our business.

In addition to the matters described above, we may be required to provide indemnification to certain of our service provider partners for certain claims regarding our solutions. For example, we incurred costs associated with the indemnification of our service provider Central Security Group – Nationwide, Inc. (d/b/a Alert 360), or CSG, in an ongoing patent litigation. In 2018, Ubiquitous Connectivity, LP, or Ubiquitous, brought suit against CSG in U.S. District Court, Northern District of Oklahoma, alleging infringement of two U.S. patents. The case was stayed by agreement of the parties for several years while the patents in suit were challenged before the PTAB. In January 2021, the PTAB deemed 42 out of 46 claims of the two asserted patents unpatentable. Ubiquitous appealed a portion of the PTAB’s findings to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the PTAB’s ruling on August 8, 2023. As a result, only four patent claims remain at issue and the Northern District of Oklahoma case is no longer stayed. The case is currently in the discovery phase. The court held a claim construction hearing on December 12, 2024, and rendered a claim construction opinion on May 20, 2025. A hearing on dispositive motions, including for summary judgment, is scheduled for April 15, 2026. A trial is scheduled for July 6, 2026.

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

We may also be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our legal proceedings, see Note 13 to our condensed consolidated financial statements for additional information.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and six months ended June 30, 2025 and 2024.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. Certain of these tariffs have been subsequently paused or modified, and the situation remains fluid. The United States and/or countries into which we import products may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The U.S. government has announced several tariff framework agreements, and when the terms of such agreements are finalized, we will assess their potential impact on our business. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. We continue to monitor the changes in tariffs and consider whether we will pass through some or all of the cost of the tariffs to our customers consistent with our contractual rights. Depending on how much, if any, of the cost of tariffs we pass through to our customers, our hardware revenue margins may be impacted.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $749.0 million in 2021 to $939.8 million in 2024 and increased from $457.1 million for the six months ended June 30, 2024 to $493.1 million for the six months ended June 30, 2025. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,500 as of December 31, 2021 to 2,048 as of June 30, 2025. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 49% of our hardware revenue for the six months ended June 30, 2025 (31%, 10% and 8% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

In addition, we have equity investments in several entities and the accounting treatment applied to these investments varies depending on a number of factors, such as our percentage of ownership and the level of influence or control we have over the entity. Because these entities are managed independently, their business decisions may differ from our interests and impact the value of our investments. These entities may also be subject to litigation, regulatory actions, or other disputes, any of which could negatively impact their financial results and our share of income or the value of our investment. If any of these entities experience significant losses, become subject to material litigation, or cease operations, our investments could be subject to impairment and the loss of a part or all of our investment value.

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

As of June 30, 2025, we had $244.8 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

Legislative changes in the U.S. and other countries could increase our tax liability and adversely affect our after-tax profitability. For example, on July 4, 2025, OBBBA was enacted in the United States. The OBBBA includes a broad range of tax provisions that may impact the timing and the magnitude of certain key tax deductions, including the permanent reinstatement of the full domestic research and development expenditure deduction in the year such costs are incurred, the 100% first-year bonus depreciation deduction and various international tax changes. Further, in August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions became effective on January 1, 2023. Economic and political considerations make additional tax rules in the United States and other applicable jurisdictions subject to significant change, and changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

In addition, there is a continued interest within the European Union, Canada and other jurisdictions to apply new taxes on companies participating in the digital economy. Such tax rule changes could materially and adversely affect our cash flows, deferred tax assets and financial results.

We may be subject to additional tax liabilities, which would harm our results of operations.

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect and remit such taxes in the future. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting project is a project undertaken by the more than 130 member countries of the expanded Organization for Economic Cooperation and Development, or OECD, Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." Furthermore, the OECD, announced a consensus around further changes in traditional international tax principles to address, among other things, perceived challenges presented by global digital commerce, or Pillar One, and the perceived need for a minimum global effective tax rate of 15%, or Pillar Two. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rate of 15% on companies with revenues of at least 750.0 million Euros, which went into effect in 2024, subject to certain transition rules. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted such legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Under a transitional safe harbor released on July 17, 2023, the undertaxed profits rule top-up tax will be zero for each year of the transition period if that jurisdiction has a corporate tax rate of at least 20%. This undertaxed profits safe harbor transition rule will apply to us through our year ending December 31, 2025. In June 2025, the OECD Group of Seven countries issued a statement that it had reached a shared understanding with the United States Department of Treasury that U.S. parented companies would be exempt from the Pillar Two undertaxed profits rule and the income inclusion rule. The OECD has not released any rules that would implement this shared understanding.

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

Furthermore, U.S. export control laws and economic sanctions programs prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. Even though we take precautions to prevent our platforms and solutions from being shipped or provided to U.S. sanctions targets, our platforms and solutions could be shipped to those targets or provided by third parties despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such programs, could result in decreased use of our platforms and solutions, or in our decreased ability to export or sell our platforms and solutions to existing or potential service provider partners, which would likely adversely affect our business, financial condition, cash flows and results of operations.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 6% and 5% of our total revenue for the six months ended June 30, 2025 and 2024, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to April 30, 2025	—	$—	—	94,941,092
May 1 to May 31, 2025	—	—	—	94,941,092
June 1 to June 30, 2025	88,000	58.05	88,000	89,833,065
Total	88,000	$58.05	88,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2025, the following officer (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

Name and Title	Action	Total Number of Shares to be Sold Pursuant to the Trading Arrangement	Adoption Date	Expiration Date
Kevin Bradley, Chief Financial Officer	Adoption	Sale of up to 2,010 shares of common stock	June 04, 2025	March 09, 2026
During the three months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alarm.com Holdings, Inc.
3.2(2)	Amended and Restated Bylaws of Alarm.com Holdings, Inc.
10.1(3)	Alarm.com Holdings, Inc. 2025 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

(3) Previously filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-37461), filed with the Securities and Exchange Commission on April 23, 2025, and incorporated herein by reference.

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

Alarm.com Holdings, Inc.

Date:	August 7, 2025	By:	/s/ Kevin Bradley
Kevin Bradley
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)