Form 10-Q
period 2025-09-30
Alarm.com Holdings, Inc.
filed 2025-11-06
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 30, 2025, there were 49,879,680 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
SaaS and license revenue	$175,372	$159,276	$509,165	$465,547
Hardware and other revenue	81,028	81,221	240,365	232,040
Total revenue	256,400	240,497	749,530	697,587
Cost of revenue(1):
Cost of SaaS and license revenue	24,233	23,099	69,454	65,621
Cost of hardware and other revenue	63,329	61,649	183,804	176,924
Total cost of revenue	87,562	84,748	253,258	242,545
Operating expenses:
Sales and marketing	29,498	27,010	89,183	80,301
General and administrative	27,889	25,712	81,974	81,112
Research and development	66,637	62,221	204,074	193,907
Amortization and depreciation	7,793	7,612	22,351	22,029
Total operating expenses	131,817	122,555	397,582	377,349
Operating income	37,021	33,194	98,690	77,693
Interest expense	(4,326)	(4,315)	(12,961)	(7,079)
Interest income	11,274	14,384	35,453	33,780
Other income / (expense), net	3,538	(89)	703	(1,665)
Income before income taxes	47,507	43,174	121,885	102,729
Provision for income taxes	15,200	6,718	27,965	10,349
Income from equity method investments, net	(2,793)	—	(3,109)	—
Net income	35,100	36,456	97,029	92,380
Net loss attributable to redeemable noncontrolling interests	238	226	811	1,408
Net income attributable to common stockholders	$35,338	$36,682	$97,840	$93,788

Per share information attributable to common stockholders:
Net income attributable to common stockholders per share:
Basic	$0.71	$0.74	$1.97	$1.89
Diluted	$0.65	$0.67	$1.80	$1.73
Weighted average common shares outstanding:
Basic	49,896,117	49,282,514	49,788,187	49,691,263
Diluted	58,461,103	59,780,908	59,630,170	57,212,003
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$35,100	$36,456	$97,029	$92,380
Other comprehensive (loss) / income
Foreign currency translation adjustment	(77)	678	1,711	375
Total other comprehensive (loss) / income	(77)	678	1,711	375
Comprehensive income	35,023	37,134	98,740	92,755
Comprehensive loss attributable to redeemable noncontrolling interests	238	226	811	1,408
Comprehensive income attributable to common stockholders	$35,261	$37,360	$99,551	$94,163

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,066,583	$1,220,701
Accounts receivable, net of allowance for credit losses of $4,576 and $3,870, and net of allowance for product returns of $2,225 and $2,448 as of September 30, 2025 and December 31, 2024, respectively	110,984	126,082
Inventory	92,298	87,435
Other current assets, net of allowance for credits losses of $749 and $0 as of September 30, 2025 and December 31, 2024, respectively	75,833	47,374
Total current assets	1,345,698	1,481,592
Property and equipment, net	67,438	63,205
Intangible assets, net	71,214	63,159
Goodwill	181,710	154,211
Deferred tax assets	160,883	181,284
Operating lease right-of-use assets	55,515	53,425
Investments in unconsolidated entities	197,696	17,170
Other assets, net of allowance for credit losses of $0 and $1 as of September 30, 2025 and December 31, 2024, respectively	43,436	24,162
Total assets	$2,123,590	$2,038,208
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$101,332	$139,427
Accrued compensation	29,023	28,739
Deferred revenue	14,387	12,940
Convertible senior notes, net	499,068	—
Operating lease liabilities	10,201	7,700
Total current liabilities	654,011	188,806
Deferred revenue	13,576	13,619
Convertible senior notes, net, noncurrent	488,922	983,477
Operating lease liabilities	69,066	65,534
Other liabilities	14,741	15,479
Total liabilities	1,240,316	1,266,915
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	56,084	44,747
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 53,297,751 and 52,756,077 shares issued; and 49,760,526 and 49,618,346 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	533	528
Additional paid-in capital	544,699	521,192
Treasury stock, at cost; 3,537,225 and 3,137,731 shares as of September 30, 2025 and December 31, 2024, respectively	(208,710)	(186,291)
Accumulated other comprehensive income	2,526	815
Retained earnings	488,142	390,302
Total stockholders’ equity	827,190	726,546
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$2,123,590	$2,038,208

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2025	2024
Net income	$97,029	$92,380
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	1,399	530
Reserve for product returns	2,444	2,672
Provision for credit losses on notes receivable	748	3,996
Amortization on patents and tooling	542	657
Amortization and depreciation	22,351	22,029
Amortization of debt issuance costs	4,513	3,296
Amortization of operating leases	11,657	9,425
Deferred income taxes	18,713	(32,739)
Change in fair value of contingent liability	252	105
Stock-based compensation	26,613	31,675
Distributions on investments in unconsolidated entities	4,014	—
(Gain on) / loss from investments in unconsolidated entities	(3,077)	203
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	11,645	6,425
Inventory	(3,485)	21,195
Other current and non-current assets	(19,858)	(5,034)
Accounts payable and other current liabilities	(48,290)	(4,904)
Deferred revenue	1,404	4,126
Operating lease liabilities	(9,884)	(9,171)
Other liabilities	(1,329)	3,287
Cash flows from operating activities	117,401	150,153
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(35,733)	—
Additions to property and equipment	(15,421)	(7,865)
Issuances of notes receivable	(24,305)	(500)
Receipt of payments on notes receivable	86	38
Capitalized software development costs	(1,032)	(1,128)
Proceeds from sale of investments in unconsolidated entities	1,459	—
Purchase of investments in unconsolidated entities	(175,057)	(7,052)
Purchases of other intangible assets	—	(46)
Cash flows used in investing activities	(250,003)	(16,553)
Cash flows (used in) / from financing activities:
Proceeds from issuance of convertible senior notes	—	500,000
Payments of debt issuance costs	—	(14,834)
Purchases of capped calls related to convertible senior notes	—	(63,050)
Payments of deferred consideration for acquisitions	(1,741)	(7,269)
Purchases of treasury stock, including transaction costs	(22,419)	(75,000)
Payments of tax withholdings related to vesting of restricted stock units	—	(3,401)
Purchases of redeemable noncontrolling interest	(750)	—
Issuances of common stock from equity-based plans	3,440	7,840
Cash flows (used in) / from financing activities	(21,470)	344,286
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(161)	(290)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(154,233)	477,596
Cash, cash equivalents and restricted cash at beginning of the period	1,229,132	701,079
Cash, cash equivalents and restricted cash at end of the period	$1,074,899	$1,178,675

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,066,583	$1,170,605
Restricted cash included in other current assets and other assets	8,316	8,070
Total cash, cash equivalents and restricted cash	$1,074,899	$1,178,675

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2024	$44,747	52,756	$528	$521,192	3,138	$(186,291)	$815	$390,302	$726,546
Common stock issued in connection with equity-based plans	—	148	1	1,582	—	—	—	—	1,583
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(3)	86	(5,059)	—	—	(5,062)
Stock-based compensation expense	—	—	—	9,481	—	—	—	—	9,481
Noncontrolling interest assumed through acquisition	6,352	—	—	—	—	—	—	—	—
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,724	—	—	(1,724)	—	—	—	—	(1,724)
Net income / (loss) attributable to common stockholders	(238)	—	—	—	—	—	—	27,950	27,950
Other comprehensive income	—	—	—	—	—	—	829	—	829
Balance as of March 31, 2025	$52,585	52,904	$529	$530,528	3,224	$(191,350)	$1,644	$418,252	$759,603
Common stock issued in connection with equity-based plans	—	243	2	729	—	—	—	—	731
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	3	88	(5,108)	—	—	(5,105)
Stock-based compensation expense	—	—	—	8,943	—	—	—	—	8,943
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,338	—	—	(2,338)	—	—	—	—	(2,338)
Net income / (loss) attributable to common stockholders	(335)	—	—	—	—	—	—	34,552	34,552
Other comprehensive income	—	—	—	—	—	—	959	—	959
Balance as of June 30, 2025	$54,588	53,147	$531	$537,865	3,312	$(196,458)	$2,603	$452,804	$797,345
Common stock issued in connection with equity-based plans	—	151	2	1,124	—	—	—	—	1,126
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(37)	225	(12,252)	—	—	(12,289)
Purchases of redeemable noncontrolling interest	(612)	—	—	(138)	—	—	—	—	(138)
Stock-based compensation expense	—	—	—	8,231	—	—	—	—	8,231
Accretion adjustments of redeemable noncontrolling interests to redemption values	2,346	—	—	(2,346)	—	—	—	—	(2,346)
Net income / (loss) attributable to common stockholders	(238)	—	—	—	—	—	—	35,338	35,338
Other comprehensive loss	—	—	—	—	—	—	(77)	—	(77)
Balance as of September 30, 2025	$56,084	53,298	$533	$544,699	3,537	$(208,710)	$2,526	$488,142	$827,190

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity — (Continued)
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2023	$36,308	51,889	$519	$531,734	2,021	$(111,291)	$1,398	$266,186	$688,546
Common stock issued in connection with equity-based plans	—	224	2	6,354	—	—	—	—	6,356
Stock-based compensation expense	—	—	—	11,339	—	—	—	—	11,339
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,595	—	—	(1,595)	—	—	—	—	(1,595)
Net income / (loss) attributable to common stockholders	(191)	—	—	—	—	—	—	23,595	23,595
Other comprehensive income	—	—	—	—	—	—	(147)	—	(147)
Balance as of March 31, 2024	$37,712	52,113	$521	$547,832	2,021	$(111,291)	$1,251	$289,781	$728,094
Common stock issued in connection with equity-based plans	—	209	2	376	—	—	—	—	378
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(559)	1,117	(75,000)	—	—	(75,559)
Tax withholding related to vesting of restricted stock units	—	—	—	(3,401)	—	—	—	—	(3,401)
Stock-based compensation expense	—	—	—	11,250	—	—	—	—	11,250
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,212	—	—	(1,212)	—	—	—	—	(1,212)
Purchases of capped calls related to convertible senior notes, net of tax	—	—	—	(47,436)	—	—	—	—	(47,436)
Net income / (loss) attributable to common stockholders	(991)	—	—	—	—	—	—	33,511	33,511
Other comprehensive loss	—	—	—	—	—	—	(156)	—	(156)
Balance as of June 30, 2024	$37,933	52,322	$523	$506,850	3,138	$(186,291)	$1,095	$323,292	$645,469
Common stock issued in connection with equity-based plans	—	148	2	1,104	—	—	—	—	1,106
Changes in excise tax related to previous stock repurchases	—	—	—	51	—	—	—	—	51
Stock-based compensation expense	—	—	—	9,218	—	—	—	—	9,218
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,903	—	—	(2,903)	—	—	—	—	(2,903)
Net income / (loss) attributable to common stockholders	(226)	—	—	—	—	—	—	36,682	36,682
Other comprehensive loss	—	—	—	—	—	—	678	—	678
Balance as of September 30, 2024	$40,610	52,470	$525	$514,320	3,138	$(186,291)	$1,773	$359,974	$690,301

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025 and 2024

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine, and in the Middle East and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, tariffs, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2025, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

Significant Accounting Policies

Other than those disclosed herein, there have been no other material changes to our significant accounting policies during the three and nine months ended September 30, 2025 from those disclosed in our Annual Report.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024
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

Recent Accounting Pronouncements

Adopted

During the three and nine months ended September 30, 2025, we did not adopt any new accounting pronouncements.

Not Yet Adopted

On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)," which requires additional annual disclosures regarding specific categories in the income tax rate reconciliation as well as additional information for reconciling items that meet a quantitative threshold. This amendment also requires annual disclosures regarding the amount of income taxes paid, including income taxes paid disaggregated by (i) federal, state and foreign taxes as well as (ii) individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. Additionally, this amendment requires annual disclosures for income from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign as well as income tax expense (or benefit) disaggregated between federal, state and foreign. The amendment is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. This amendment should be applied on a prospective basis, but retrospective application is permitted. We are currently assessing the impact this pronouncement will have on our consolidated financial statement disclosures.

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

On September 18, 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)," to align the accounting for software costs with the evolution of software development, including the shift from using a prescriptive and sequential development method to using an incremental and iterative development method. This amendment clarifies that capitalization of internal-use software costs begins when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Additionally, this amendment supersedes the website development costs guidance and it clarifies certain disclosure requirements for internal-use software costs. The amendment is effective for annual periods beginning after

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024
December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This amendment should be applied either on a (i) prospective basis, (ii) retrospective basis to any or all prior periods presented, or (iii) modified transition basis that is based on the status of the project and whether software costs were capitalized before the date of adoption. We are currently assessing the impact this pronouncement will have on our consolidated financial statements and related disclosures.

Note 3. Revenue from Contracts with Customers

Contract Assets

Our assets related to costs incurred to obtain or fulfill a contract primarily consist of capitalized commission costs, upfront payments made to customers and costs incurred on contracts with an outstanding performance obligation. The current portion of capitalized commission costs, upfront payments made to customers and costs incurred on contracts with an outstanding performance obligation is included in other current assets within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs, upfront payments made to customers and costs incurred on contracts with an outstanding performance obligation is reflected in other assets within our condensed consolidated balance sheets. The changes in our contract assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period balance	$13,474	$10,905	$12,088	$9,099
Additions to contract assets	6,189	2,355	11,961	7,702
Amortization or satisfaction of outstanding performance obligation of capitalized contract assets	(2,326)	(1,822)	(6,712)	(5,363)
End of period balance	$17,337	$11,438	$17,337	$11,438

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period balance	$27,241	$25,907	$26,559	$22,885
Revenue deferred in period	7,538	7,023	23,249	20,996
Revenue recognized from amounts included in contract liabilities	(6,816)	(5,919)	(21,845)	(16,870)
End of period balance	$27,963	$27,011	$27,963	$27,011

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable	$117,785	$132,400
Allowance for credit losses	(4,576)	(3,870)
Allowance for product returns	(2,225)	(2,448)
Accounts receivable, net	$110,984	$126,082

For the three and nine months ended September 30, 2025, we recorded a recovery of credit losses of $0.2 million and a provision for credit losses of $1.4 million, respectively, as compared to a provision for credit losses of $0.1 million and $0.5 million for the same periods in the prior year.

For the three and nine months ended September 30, 2025, we recorded a reserve for product returns of $1.3 million and $2.4 million in our hardware and other revenue, respectively, as compared to $0.7 million and $2.7 million for the same periods in

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024
the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

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

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the three months ended September 30, 2025, we recorded a reduction to credit loss expense for accounts receivable and notes receivable of $0.4 million and for the nine months ended September 30, 2025, we recorded credit loss expense for accounts receivable and notes receivable of $1.4 million in general and administrative expense in our condensed consolidated statements of operations. For the three months ended September 30, 2024, we recorded a reduction to credit loss expense for accounts receivable and notes receivable of $0.1 million and for the nine months ended September 30, 2024, we recorded credit loss expense for accounts receivable and notes receivable of $4.1 million in general and administrative expense in our condensed consolidated statements of operations. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

Allowance for Credit Losses - Accounts Receivable

We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and nine months ended September 30, 2025, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three and nine months ended September 30, 2025, as compared to historical periods.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(4,918)	$(224)	$(3,677)	$(89)	$(3,777)	$(93)	$(3,723)	$(141)
Recovery of / (provision for) expected credit losses	139	14	(103)	(70)	(1,263)	(136)	(491)	(39)
Write-offs	381	32	90	2	642	51	524	23
End of period balance	$(4,398)	$(178)	$(3,690)	$(157)	$(4,398)	$(178)	$(3,690)	$(157)

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

Note 5. Inventory

The components of inventory are as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$20,182	$23,881
Work-in-process	281	595
Finished goods	71,835	62,959
Total inventory	$92,298	$87,435

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

Acquisition of a Business – BTR

On August 15, 2025, EnergyHub, Inc., one of our wholly-owned subsidiaries, acquired all of the issued and outstanding shares of capital stock of Bridge to Renewables, Inc., or BTR. BTR provides a managed charging solution for electric vehicle manufacturers and drivers. BTR’s technology integrates directly into a vehicle’s native mobile app, delivering utility program enrollment, charging insights and incentives to electric vehicle drivers. The acquisition is anticipated to expand EnergyHub’s ecosystem of automotive partners and strengthen its end-to-end managed charging offering, supporting improved driver engagement and grid optimization for utility clients.

In consideration for the purchase of BTR, we paid $12.4 million in cash on August 15, 2025, after deducting $1.6 million related to agreed holdback provisions. The acquisition was accounted for as a business combination within the Other segment. The purchase price allocation was not finalized as of the date of this Quarterly Report on Form 10-Q and is pending the final determination of the working capital adjustment as well as tax adjustments. The overall impacts to our condensed consolidated financial statements were not considered material for the three and nine months ended September 30, 2025.

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

In consideration for the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, we paid $23.6 million in cash on February 10, 2025, after deducting $3.7 million related to agreed holdback provisions. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of CHeKT as of the closing date, the purchase price decreased by $0.2 million. The working capital adjustment was finalized during the second quarter of 2025 and $0.5 million of the holdback was paid to stockholders of CHeKT at that time. The remaining $3.0 million of the holdback is expected to be paid to the stockholders of CHeKT by the end of the second quarter of 2026, subject to offset for any indemnification obligations. As a result of the acquisition of CHeKT, we recorded approximately $0.5 million in acquisition-related costs for the nine months ended September 30, 2025. These costs include expenses directly related to acquiring CHeKT, are expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is pending the final determination of potential future tax adjustments, including the assessment of any net operating losses

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024
acquired and the related limitations on any identified net operating losses.

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
September 30, 2025 and 2024

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

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest related to our 81% equity ownership interest in CHeKT. The CHeKT stockholder agreement contains a put option that gives the minority CHeKT stockholders the right to sell their remaining 19% equity ownership interest to us based on the fair value of the shares and also contains a call option that gives us the right to purchase the remaining CHeKT shares from the minority CHeKT stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2028. This redeemable noncontrolling interest was recorded at fair value on February 10, 2025, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redemption value of the CHeKT noncontrolling interest was $6.4 million as of February 10, 2025 and $6.3 million as of September 30, 2025.

Business Combinations in Operations - CHeKT

The operations of the CHeKT business combination discussed above were included in the condensed consolidated financial statements as of the acquisition date. The pro forma information as well as the revenue and net income of the business combination were not material to the condensed consolidated financial statements for the three and nine months ended September 30, 2025.

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2025	$154,211	$—	$154,211
Goodwill acquired	23,579	3,099	26,678
Foreign currency translation adjustment	821	—	821
Balance as of September 30, 2025	$178,611	$3,099	$181,710

On February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT and recorded $23.6 million of goodwill in the Alarm.com segment. On August 15, 2025, we acquired 100% of the issued and outstanding shares of capital stock of BTR and initially recorded $3.0 million of goodwill in the Other segment, which reflects the value of acquired workforce and synergies we expect to achieve from integrating BTR's managed charging solution into our existing solutions.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Other	Total
Balance as of January 1, 2025	$29,625	$30,543	$500	$2,445	$46	$63,159
Intangible assets acquired	5,173	14,119	1,058	—	—	20,350
Capitalized software development costs	—	—	—	1,074	—	1,074
Amortization	(6,240)	(6,653)	(177)	(299)	—	(13,369)
Balance as of September 30, 2025	$28,558	$38,009	$1,381	$3,220	$46	$71,214

We recorded $4.8 million and $14.0 million of amortization related to our intangible assets for the three and nine months ended September 30, 2025, respectively, as compared to $4.4 million and $13.8 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and nine months ended September 30, 2025 and

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024
2024. During the nine months ended September 30, 2024, $0.3 million of fully amortized developed technology intangible assets previously acquired were written-off in the Alarm.com segment as the technology was no longer in use.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$133,453	$(104,895)	$28,558	5.4
Developed technology	85,435	(47,426)	38,009	5.7
Trade name	5,532	(4,151)	1,381	5.1
Capitalized software development costs	3,754	(534)	3,220	3.7
Other	46	—	46	5.0
Total intangible assets	$228,220	$(157,006)	$71,214	5.5

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(98,655)	$29,625	5.3
Developed technology	71,316	(40,773)	30,543	4.0
Trade name	4,474	(3,974)	500	2.9
Capitalized software development costs	2,680	(235)	2,445	3.7
Other	46	—	46	5.0
Total intangible assets	$206,796	$(143,637)	$63,159	4.6

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

As of September 30, 2025, the carrying value of our equity investments in Safe Haven and All Access exceeded our share of Safe Haven's and All Access' net assets primarily due to trade name intangible assets, customer relationship intangible assets and goodwill. Trade names and customer relationships are definite-lived intangible assets and are amortized on an attribution method based on the projected discounted cash flows over useful lives ranging from nine years to 14 years. We are not obligated to fund losses of Safe Haven or All Access, when applicable.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

Investment in Safe Streets USA, LLC, or Safe Streets

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

As of September 30, 2025, the carrying value of our equity investment in Safe Streets exceeded our share of Safe Streets' net assets primarily due to trade name intangible assets, customer relationship intangible assets and goodwill. Trade names and customer relationships are definite-lived intangible assets and are amortized on an attribution method based on the projected discounted cash flows over their useful lives of 10 years and 11 years, respectively. We are not obligated to fund losses of Safe Streets, when applicable.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of September 30, 2025 and December 31, 2024, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of September 30, 2025 and December 31, 2024, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of September 30, 2025 and December 31, 2024, our investment in the technology partner was $5.1 million.

In December 2023, we paid $1.5 million to another technology partner as part of a Simple Agreement for Future Equity, or SAFE. We paid an additional $1.5 million during both May 2024 and December 2024 to the same technology partner via a SAFE for a total investment of $4.5 million. On June 11, 2025, the $4.5 million SAFE was converted into shares of Series B preferred stock representing 25.9% of the outstanding shares of the technology partner. Our preferred stock provides us with a liquidation preference that is considered substantive. Accordingly, our equity ownership interest is not considered in-substance common stock. We concluded that the equity investment in the technology partner, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of September 30, 2025 and December 31, 2024, our investment in the technology partner was $4.5 million.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024
Summary of Investments in Unconsolidated Entities

Our investments in unconsolidated entities are as follows (in thousands):

		September 30, 2025		December 31, 2024
	Ownership Percentage	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets
Safe Haven and All Access	32.5%	$143,772	$145,279	$—	$—
Safe Streets	24.7%	30,744	31,030	—	—
Other unconsolidated entities		23,180	716	17,170	733
Total		$197,696	$177,025	$17,170	$733

Equity method income from our investments in unconsolidated entities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from equity method investments, net	$2,793	$—	$3,109	$—

Other related party transactions and balances outstanding with our equity method investees for activity subsequent to our investments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from equity method investees	$7,230	$—	$9,928	$—
Interest income from equity method investees	405	—	693	—
Distributions received from equity method investees	4,014	—	4,014	—

	September 30, 2025	December 31, 2024
Outstanding principal from loans to equity method investees	$21,609	$145
Interest receivable from equity method investees	389	—
Accounts receivable from equity method investees	1,175	82
Total amounts receivable from equity method investees	$23,173	$227

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024
Note 9. Other Assets

Loan to Safe Streets

On January 30, 2025, we entered into a senior secured loan agreement with Safe Streets, under which a term loan was provided to them in the original principal amount of $21.5 million, which loan is collateralized by the assets of Safe Streets. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030. As of September 30, 2025, $21.5 million of principal was outstanding from Safe Streets under the loan agreement.

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

For the three and nine months ended September 30, 2025, we recognized $0.4 million and $1.3 million of revenue from the distribution partner associated with this loan, respectively, as compared to $0.7 million and $2.0 million for the same periods in the prior year.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan was July 24, 2025. In July 2025, we learned that this service provider partner may have a lien placed on its property that may have a priority over our security interest. Based on the information provided by the service provider partner, during the three months ended June 30, 2025, we recorded a credit loss expense of $0.7 million in general and administrative expense and we placed this loan in nonaccrual status as of June 30, 2025. As of September 30, 2025 and December 31, 2024, $0.9 million and $1.0 million of principal was outstanding from the service provider partner under the loan agreement, respectively.

For the three and nine months ended September 30, 2025 and 2024, we recognized less than $0.1 million and $0.1 million of revenue from the service provider partner associated with this loan, respectively.

Allowance for Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable during the three and nine months ended September 30, 2025.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of September 30, 2025 and December 31, 2024 was $0.8 million and $0.2 million, respectively, and is reflected in other current assets and other assets within our condensed consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. During the nine months ended September 30, 2024, we recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with a subordinated credit agreement with the Affiliate. We did not write off any accrued interest receivable during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

There were no purchases or sales of financial assets during the three and nine months ended September 30, 2025 and 2024. During the three and nine months ended September 30, 2024, we wrote off $4.0 million related to a note receivable that originated in 2017 with the Affiliate and reversed the previously recorded allowance for credit losses.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Beginning of period balance	$(750)	$(1)	$(1)	$(5)
(Provision for) / recovery of expected credit losses	1	—	(748)	(3,996)
Write-offs	—	—	—	4,000
End of period balance	$(749)	$(1)	$(749)	$(1)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	September 30, 2025
Loan Receivables:	2025	2024	2023	2022	2021	Prior	Total
Current	$24,305	$500	$109	$1,500	$—	$—	$26,414
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	944	944
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$24,305	$500	$109	$1,500	$—	$944	$27,358

	December 31, 2024
Loan Receivables:	2024	2023	2022	2021	2020	Prior	Total
Current	$500	$146	$1,500	$—	$993	$—	$3,139
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$500	$146	$1,500	$—	$993	$—	$3,139

There was one note receivable placed on nonaccrual status as of September 30, 2025 and no notes receivable placed on nonaccrual status as of December 31, 2024. During the three and nine months ended September 30, 2025 and 2024, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of September 30, 2025, there was $0.2 million of notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of December 31, 2024, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of September 30, 2025 and December 31, 2024, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of September 30, 2025 and December 31, 2024, $24.5 million and $16.1 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

Note 10. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of September 30, 2025	$1,055,376	$—	$—	$1,055,376
Money market accounts as of December 31, 2024	1,209,474	—	—	1,209,474
Equity securities with readily determinable fair value as of September 30, 2025	11,550	—	—	11,550
Equity securities with readily determinable fair value as of December 31, 2024	7,425	—	—	7,425

Liabilities:
Contingent consideration liability from acquisition as of September 30, 2025	$—	$—	$1,155	$1,155
Contingent consideration liability from acquisition as of December 31, 2024	—	—	2,169	2,169

The following table summarizes the change in fair value of the Level 3 contingent consideration liability with significant unobservable inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period balance	$613	$2,105	$2,169	$2,061
Performance target achievement payment	—	—	(1,266)	—
Changes in fair value included in earnings	542	61	252	105
End of period balance	$1,155	$2,166	$1,155	$2,166

As of September 30, 2025, $1.05 billion of our money market accounts was included in cash and cash equivalents, $6.2 million was included in other assets and $1.9 million was included in other current assets in our condensed consolidated balance sheets. As of December 31, 2024, $1.20 billion of our money market accounts was included in cash and cash equivalents, $6.2 million was included in other assets and $1.9 million was included in other current assets in our condensed consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. Our equity securities with readily determinable fair value represent our investments in publicly traded companies, which are valued using quoted prices in active markets. During the three and nine months ended September 30, 2025, we recorded an unrealized gain on equity securities of $3.6 million and an unrealized loss on equity securities of $0.1 million, respectively, as compared to an unrealized loss of $0.2 million for the same periods in the prior year. Our investments in public entities are recorded at fair value within other current assets in our condensed consolidated balance sheets and changes in fair value of the investments are recorded within other income / (expense), net within our condensed consolidated statements of operations. See Note 13 for the carrying amounts and estimated fair values of our convertible senior notes as of September 30, 2025 and December 31, 2024.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of two performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2026, and has a maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2026, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. The fair value of the contingent consideration liability as of September 30, 2025 was included within accounts payable, accrued expenses and other current liabilities within our condensed consolidated balance sheet. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the condensed consolidated statements of operations. One of the performance targets was achieved during the nine months ended September 30, 2025, and the related payment of $1.3 million was made during the second quarter of 2025. The unobservable inputs used in the valuation for the remaining performance target as of September 30, 2025 included an expected achievement percentage of 95.0%. The valuation also included a weighted average discount rate of 5.0%, weighted by the probability of achievement of the performance targets at various dates, including a range of 5.0% to 5.1%. Selecting another

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024
probability of expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into or out of Level 3 or reclassifications between levels of the fair value hierarchy during the three and nine months ended September 30, 2025 and 2024.

Note 11. Leases

As of September 30, 2025, we leased office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2034. In August 2014, we signed a lease for office space in Tysons, Virginia where we relocated our corporate headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space as well as tenant improvement allowances. In August 2024, we entered into an amendment to the lease for our corporate headquarters, which extends the term of our existing leased office space to 2034 and includes two successive five-year renewal options. Additionally, the amendment provides for additional office space, parking spaces and tenant improvement allowances.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$3,828	$3,472	$11,657	$9,425
Cash paid for amounts included in the measurement of operating lease liabilities	3,491	2,420	9,884	9,171
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	4,274	34,434	8,674	37,349

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term — operating leases	7.3 years	7.8 years
Weighted-average discount rate — operating leases	8.1%	8.2%

Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
Remainder of 2025	$4,057
2026	14,344
2027	14,810
2028	13,865
2029	12,279
2030 and thereafter	48,618
Total lease payments	107,973
Less: imputed interest(2)	28,706
Present value of lease liabilities	$79,267
_______________
(1)Operating lease payments exclude $4.4 million of legally binding minimum lease payments for leases executed but not yet commenced. There are no options to extend lease terms that were reasonably certain of being exercised included in these balances.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

Our finance leases and subleases were not material to the condensed consolidated financial statements as of September 30, 2025. We did not have any finance leases or subleases as of December 31, 2024. Our lease agreements do not contain any material residual value guarantees, restrictive covenants or variable lease payments. Short-term lease costs were immaterial for the three and nine months ended September 30, 2025 and 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

Note 12. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$28,165	$65,615
Accrued expenses	41,722	29,443
Income taxes payable	1,100	28,045
Holdback liability from business combinations, asset acquisitions and investments in unconsolidated entities	10,591	—
Contingent consideration liability from acquisition	1,155	1,216
Other current liabilities	18,599	15,108
Accounts payable, accrued expenses and other current liabilities	$101,332	$139,427

The components of other liabilities are as follows (in thousands):

	September 30, 2025	December 31, 2024
Holdback liability from business combinations and asset acquisitions	$1,500	$200
Contingent consideration liability from acquisition	—	953
Other liabilities	13,241	14,326
Other liabilities	$14,741	$15,479

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
September 30, 2025 and 2024
respect to the 2026 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the 2026 Indenture.

On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2026 Notes, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time, regardless of the foregoing conditions. Upon conversion, prior to August 15, 2025, we had the ability to satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It was our intent to settle the principal amount of the 2026 Notes with cash. On or after August 15, 2025, we must pay cash to satisfy the principal portion of our conversion obligation and must deliver shares to satisfy any excess conversion value. The initial conversion rate for the 2026 Notes is 6.7939 shares of our common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of $147.19 per share of our common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2026 Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2026 Notes or if we deliver a notice of redemption in respect of the 2026 Notes, we will, under certain circumstances, increase the conversion rate of the 2026 Notes for a holder who elects to convert its 2026 Notes (or any portion thereof) in connection with such a corporate event or convert its 2026 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2026 Indenture), as the case may be.

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

As of September 30, 2025 and December 31, 2024, the fair value of our 2026 Notes was $492.0 million and $473.8 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $53.08 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of September 30, 2025.

The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal	$500,000	$500,000
Unamortized debt issuance costs	(932)	(3,319)
Net carrying amount	$499,068	$496,681

Interest expense related to the 2026 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of debt issuance costs	$797	$791	$2,387	$2,372
Total interest expense	$797	$791	$2,387	$2,372

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024
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
September 30, 2025 and 2024
We account for the 2029 Notes as a liability. The debt issuance costs are presented as a deduction from the outstanding principal balance of the 2029 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2029 Notes at a rate of 2.9%.

As of September 30, 2025 and December 31, 2024, the fair value of our 2029 Notes was $479.4 million and $496.7 million, respectively. The fair value was determined based on the quoted price of the 2029 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $53.08 on the last trading day of the quarter, the if-converted value of the 2029 Notes did not exceed the principal amount of $500.0 million as of September 30, 2025.

The net carrying amount of the liability component of the 2029 Notes is as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal	$500,000	$500,000
Unamortized debt issuance costs	(11,078)	(13,204)
Net carrying amount	$488,922	$486,796

Interest expense related to the 2029 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$2,813	$2,812	$8,438	$3,750
Amortization of debt issuance costs	714	694	2,126	924
Total interest expense	$3,527	$3,506	$10,564	$4,674

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

Legal Proceedings

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Three of the patents were found unpatentable in reexamination. EcoFactor appealed the decision with respect to one of the patents to the United States Court of Appeals for the Federal Circuit on July 9, 2024, the decision with respect to the second patent was affirmed by the U.S. Patent Trial and Appeal Board, or PTAB, on August 1, 2025, and EcoFactor is appealing the rejection of the third patent to the PTAB, having filed its appeal brief on June 10, 2024. Ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the PTAB in inter partes review, and all claims were canceled on February 1, 2024.

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

On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam is seeking preliminary and permanent injunctions, enhanced damages and attorneys’ fees. We have not yet responded to the complaint. On September 3, 2021, the court issued an order staying the lawsuit until the ITC investigation described below is finally resolved. Two of the four patents at issue have been found invalid by the PTAB and those decisions were upheld by the Federal Circuit on September 5, 2025 and October 15, 2025.

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam sought a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. On February 16, 2023, the ITC issued a final decision in favor of Alarm.com and EnergyHub. Causam filed an appeal of the ITC decision on April 14, 2023. Causam did not appeal the ITC decision with respect to Alarm.com and EnergyHub. The appeal was dismissed as moot on October 15, 2025, based on the Federal Circuit’s affirmance, on the same day, of a PTAB decision that found the patent at issue in the appeal is invalid. Once all appeal proceedings are completed, which we expect will occur either in the fourth quarter of 2025 or the first quarter of 2026, Causam may seek to lift the stay of the district court action.

Should Causam choose to pursue the district court lawsuit, and prevail, then we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Causam’s claims, the outcome of these legal claims cannot be predicted with certainty, and any of these outcomes could result in an adverse effect on our business. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

On July 3, 2025, SkyBell Technologies, Inc., or SkyBell, filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. SkyBell is seeking injunctive relief, enhanced damages, attorneys’ fees, a constructive trust, and an order that Alarm.com assign to SkyBell the alleged trade secrets. On August 25, 2025, we moved to dismiss the complaint as barred by the statute of limitations.

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
September 30, 2025 and 2024
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

Note 14. Stockholders' Equity

Stock Repurchase Programs

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. During the three and nine months ended September 30, 2025, we repurchased 225,094 and 399,494 shares of our common stock under this program for $12.2 million and $22.4 million, respectively, which includes applicable commissions and fees. No shares were repurchased under our stock repurchase program during the three months ended September 30, 2024. During the nine months ended September 30, 2024, 1,117,068 shares were repurchased for $75.0 million under our stock repurchase program.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2015 Equity Incentive Plan, in 2021 the Compensation Committee authorized the withholding of shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. No tax withholdings related to the vesting of restricted stock units were paid during the three and nine months ended September 30, 2025. No tax withholdings related to the vesting of restricted stock units were paid during the three months ended September 30, 2024. We paid $3.4 million of tax withholdings related to vesting of restricted stock units during the nine months ended September 30, 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

Note 15. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of hardware and other revenue	$—	$—	$—	$2
Sales and marketing	642	545	1,742	2,024
General and administrative	2,721	3,077	8,167	9,561
Research and development	4,858	5,572	16,704	20,088
Total stock-based compensation expense	$8,221	$9,194	$26,613	$31,675

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$1,062	$1,006	$2,895	$3,139
Restricted stock units	7,116	8,141	23,566	28,388
Employee stock purchase plan	43	47	152	148
Total stock-based compensation expense	$8,221	$9,194	$26,613	$31,675
Tax (shortfall) / windfall benefit from stock-based awards	$(215)	$(34)	$(765)	$1,097

We granted 7,500 and 141,500 stock options pursuant to our 2015 Equity Incentive Plan during the three and nine months ended September 30, 2025, respectively, as compared to 34,000 and 133,500 stock options for the same periods in the prior year. There were 16,738 and 62,025 stock options exercised during the three and nine months ended September 30, 2025, respectively, as compared to 11,280 and 154,273 stock options for the same periods in the prior year. There was an aggregate of 121,502 and 495,712 restricted stock units without performance conditions granted to certain of our employees and directors during the three and nine months ended September 30, 2025, respectively, as compared to an aggregate of 134,925 and 464,803 restricted stock units without performance conditions for the same periods in the prior year. There were no restricted stock units with performance conditions granted to our employees during the three and nine months ended September 30, 2025 and 2024. There were 120,540 and 411,598 restricted stock units without performance conditions that vested during the three and nine months ended September 30, 2025, respectively, as compared to 121,087 and 411,870 restricted stock units without performance conditions vested during the same periods in the prior year. There were zero and 30,667 restricted stock units with performance conditions that vested during the three and nine months ended September 30, 2025, respectively, as compared to zero and 33,395 restricted stock units with performance conditions vested during the same periods in the prior year.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

Note 16. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2025	2024	2025	2024
Net income	$35,100	$36,456	$97,029	$92,380
Net loss attributable to redeemable noncontrolling interests	238	226	811	1,408
Net income attributable to common stockholders - basic (A)	35,338	36,682	97,840	93,788
Add back total interest expense, net of tax, attributable to convertible senior notes	2,944	3,234	9,438	5,301
Net income attributable to common stockholders - diluted (B)	$38,282	$39,916	$107,278	$99,089
Denominator:
Weighted average common shares outstanding — basic (C)	49,896,117	49,282,514	49,788,187	49,691,263
Dilutive effect of convertible senior notes, stock options and restricted stock units	8,564,986	10,498,394	9,841,983	7,520,740
Weighted average common shares outstanding — diluted (D)	58,461,103	59,780,908	59,630,170	57,212,003
Net income attributable to common stockholders per share:
Basic (A/C)	$0.71	$0.74	$1.97	$1.89
Diluted (B/D)	$0.65	$0.67	$1.80	$1.73

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	684,352	590,084	682,485	474,274
Restricted stock units	121,502	7,100	121,502	1,700

Our redeemable noncontrolling interests relate to our 86% equity ownership interest in OpenEye, our 87% equity ownership interest in Noonlight and our 81% equity ownership interest in CHeKT. See Note 6 for details on the put option and call option contained in the CHeKT stockholder agreement.

We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share. We use the if-converted method when calculating the dilutive impact of the 2026 Notes and 2029 Notes on net income per share. On or after August 15, 2025, we must pay cash to satisfy the principal portion of our conversion obligation and must deliver shares to satisfy any excess conversion value. As a result, we included 1,661,552 and 2,812,127 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the three and nine months ended September 30, 2025. We included 3,396,950 shares related to the 2026 Notes within the weighted average shares outstanding when calculating the diluted net income per share for each of the three and nine months ended September 30, 2024. We included 5,728,550 shares related to the 2029 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the three and nine months ended September 30, 2025, as compared to 5,728,550 and 2,571,575 shares during the same periods in the prior year. Additionally, we included $2.9 million and $9.4 million of interest expense and debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the three and nine months ended September 30, 2025, respectively, as compared to $3.2 million and $5.3 million for the same periods in the prior year.

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
September 30, 2025 and 2024

Note 17. Significant Service Providers and Distributors

During the three and nine months ended September 30, 2025, our 10 largest revenue service provider partners or distributors accounted for 45% and 46% of our consolidated revenue, respectively, as compared to 46% and 47% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and nine months ended September 30, 2025 and 2024.

No service provider partners represented more than 10% of accounts receivable as of September 30, 2025 and December 31, 2024.

Note 18. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to income before income taxes, including income from equity method investments of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

On July 4, 2025, Public Law 119-21, commonly referred to as One Big Beautiful Bill Act, or OBBBA, was enacted in the United States. The OBBBA includes a broad range of tax provisions that impact the timing and the magnitude of certain key tax deductions. The most significant provisions to us are the permanent reinstatement of the full and immediate deduction for domestic research and development expenditures in the year such costs are incurred and the 100% first-year bonus depreciation deduction, with both provisions reducing our associated deferred tax assets. We currently anticipate these provisions will significantly reduce our current federal income tax cash outlays over the next several years. Certain other international tax provisions may also be favorable to us beginning in 2026. We will continue to analyze the OBBBA tax provisions, including any additional guidance that is issued, to assess their potential impact on our financial position, results of operations and cash flows.

For the three and nine months ended September 30, 2025, we recorded a provision for income taxes of $15.2 million and $28.0 million, respectively, resulting in an effective income tax rate of 30.2% and 22.4% for those periods. For the three and nine months ended September 30, 2024, we recorded a provision for income taxes of $6.7 million and $10.3 million, respectively, resulting in an effective income tax rate of 15.6% and 10.1% for those periods. For the three months ended September 30, 2025, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes, a reduced foreign derived intangible income deduction and other nondeductible expenses, partially offset by the impact of 2025 research and development tax credits claimed. For the nine months ended September 30, 2025, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes and other nondeductible expenses, partially offset by the impact of 2025 research and development tax credits claimed and a favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits. For the three months ended September 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to 2024 research and development tax credits claimed, the foreign derived intangible income deduction and a favorable true-up adjustment of our 2023 income tax provision estimate and amended prior year state income tax returns, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. For the nine months ended September 30, 2024, our effective tax rate was below the 21.0% statutory rate primarily due to a favorable true-up adjustment of our 2023 income tax provision estimate, the foreign derived intangible income deduction, 2024 research and development tax credits claimed, the release of an unrecognized tax benefit liability due to the closure of the 2018 and 2019 Internal Revenue Service federal income tax examination and tax windfall benefits from employee stock-based compensation, partially offset by the impact of state taxes, federal estimated tax payment interest expense and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards, net deferred tax assets of our EBS subsidiary and an unrealized U.S. federal capital loss was $5.0 million as of December 31, 2024 and increased to $5.6 million as of September 30, 2025.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability of $0.7 million primarily due to a liability for research and development tax credits claimed during the nine months ended September 30, 2025. We recorded a net increase to the unrecognized tax benefits liability of less than $0.1 million primarily due to a liability for research and development tax credits claimed, partially offset by the closure of the 2018 and 2019 Internal Revenue Service federal income tax return examination and the release of a state unrecognized tax benefit liability due to the statute of limitations expiration during the nine months ended September 30, 2024.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024
Our condensed consolidated balance sheets included an accrual for total interest expense related to unrecognized tax benefits of $1.3 million and $0.9 million as of September 30, 2025 and December 31, 2024, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

As of September 30, 2025, we did not have material undistributed foreign earnings. We have not recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested. During the three months ended September 30, 2025, we changed this assertion with respect to the current earnings of our Canadian business to begin providing deferred taxes on such earnings, the tax impact of which was not material.

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

Our Alarm.com segment represents our cloud-based platform and licenses and services on our non-hosted software platform for the intelligently connected property and related solutions that contributed 90% and 91% of our revenue, net of intersegment eliminations, for the three and nine months ended September 30, 2025, respectively, as compared to 92% and 93% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended September 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$153,289	$22,083	$—	$—	$175,372
Hardware and other revenue	78,298	3,771	(810)	(231)	81,028
Total revenue	231,587	25,854	(810)	(231)	256,400
Cost of SaaS and license revenue	17,715	6,518	90	(90)	24,233
Cost of hardware and other revenue	61,002	3,489	(870)	(292)	63,329
Total cost of revenue	78,717	10,007	(780)	(382)	87,562
Selling and marketing expense	23,266	6,232	—	—	29,498
General and administrative expense	26,438	1,451	—	—	27,889
Research and development expense	59,347	7,290	—	—	66,637
Amortization and depreciation expense	7,367	426	—	—	7,793
Total operating expenses	116,418	15,399	—	—	131,817
Operating income / (loss)	$36,452	$448	$(30)	$151	$37,021

Reconciliation of operating income to income before income taxes
Operating income					$37,021
Interest expense					(4,326)
Interest income					11,274
Other income / (expense), net					3,538
Income before income taxes					$47,507

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

	Three Months Ended September 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$141,319	$17,957	$—	$—	$159,276
Hardware and other revenue	80,597	1,610	(817)	(169)	81,221
Total revenue	221,916	19,567	(817)	(169)	240,497
Cost of SaaS and license revenue	17,542	5,557	75	(75)	23,099
Cost of hardware and other revenue	61,214	1,346	(785)	(126)	61,649
Total cost of revenue	78,756	6,903	(710)	(201)	84,748
Selling and marketing expense	21,604	5,406	—	—	27,010
General and administrative expense	24,174	1,538	—	—	25,712
Research and development expense	55,479	6,742	—	—	62,221
Amortization and depreciation expense	7,357	255	—	—	7,612
Total operating expenses	108,614	13,941	—	—	122,555
Operating income / (loss)	$34,546	$(1,277)	$(107)	$32	$33,194

Reconciliation of operating income to income before income taxes
Operating income					$33,194
Interest expense					(4,315)
Interest income					14,384
Other income / (expense), net					(89)
Income before income taxes					$43,174

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

	Nine Months Ended September 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$451,934	$57,231	$—	$—	$509,165
Hardware and other revenue	235,222	8,301	(2,147)	(1,011)	240,365
Total revenue	687,156	65,532	(2,147)	(1,011)	749,530
Cost of SaaS and license revenue	51,987	17,467	261	(261)	69,454
Cost of hardware and other revenue	179,372	7,671	(2,080)	(1,159)	183,804
Total cost of revenue	231,359	25,138	(1,819)	(1,420)	253,258
Selling and marketing expense	70,768	18,415	—	—	89,183
General and administrative expense	76,619	5,355	—	—	81,974
Research and development expense	181,288	22,786	—	—	204,074
Amortization and depreciation expense	21,334	1,017	—	—	22,351
Total operating expenses	350,009	47,573	—	—	397,582
Operating income / (loss)	$105,788	$(7,179)	$(328)	$409	$98,690

Reconciliation of operating income to income before income taxes
Operating income					$98,690
Interest expense					(12,961)
Interest income					35,453
Other income / (expense), net					703
Income before income taxes					$121,885

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025 and 2024

	Nine Months Ended September 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$420,032	$45,515	$—	$—	$465,547
Hardware and other revenue	230,424	4,472	(2,362)	(494)	232,040
Total revenue	650,456	49,987	(2,362)	(494)	697,587
Cost of SaaS and license revenue	51,012	14,572	250	(213)	65,621
Cost of hardware and other revenue	175,600	3,973	(2,283)	(366)	176,924
Total cost of revenue	226,612	18,545	(2,033)	(579)	242,545
Selling and marketing expense	64,467	15,834	—	—	80,301
General and administrative expense	76,408	4,704	—	—	81,112
Research and development expense	172,894	21,013	—	—	193,907
Amortization and depreciation expense	21,268	761	—	—	22,029
Total operating expenses	335,037	42,312	—	—	377,349
Operating income / (loss)	$88,807	$(10,870)	$(329)	$85	$77,693

Reconciliation of operating income to income before income taxes
Operating income					$77,693
Interest expense					(7,079)
Interest income					33,780
Other income / (expense), net					(1,665)
Income before income taxes					$102,729

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of September 30, 2025	$2,174,476	$86,006	$(136,886)	$(6)	$2,123,590
Assets as of December 31, 2024	2,081,214	85,468	(128,465)	(9)	2,038,208

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $4.3 million and $13.5 million for the three and nine months ended September 30, 2025, respectively, as compared to $5.0 million and $15.4 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2025 and 2024. Additions to property and equipment were $3.9 million and $16.9 million for the Alarm.com segment for the three and nine months ended September 30, 2025, respectively, as compared to $12.6 million and $18.4 million for the same periods in the prior year. Additions to property and equipment were less than $0.1 million and $0.1 million for the Other segment for the three and nine months ended September 30, 2025, respectively, as compared to less than $0.1 million and $0.1 million for the Other segment for the three and nine months ended September 30, 2024, respectively.

We derived substantially all revenue from North America for the three and nine months ended September 30, 2025 and 2024. Substantially all of our long-lived assets were in North America as of September 30, 2025 and December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 20, 2025, or Annual Report, with the Securities and Exchange Commission, or SEC. This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine and in the Middle East and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, the U.S. government shutdown, tariffs, risk of recession and inflation (collectively, the Macroeconomic Conditions) on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; the potential impact of trade policies and new or increased tariffs on our cost of hardware revenue and hardware revenue margins; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Highlights of Third Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners, who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 68% of our revenue during each of the three and nine months ended September 30, 2025, respectively, as compared to 66% and 67% in the same periods in the prior year.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 2% of our revenue during each of the three and nine months ended September 30, 2025 and 2024.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 32% of our revenue during each of the three and nine months ended September 30, 2025, respectively, as compared to 34% and 33% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 10% to $175.4 million during the three months ended September 30, 2025 from $159.3 million during the three months ended September 30, 2024. SaaS and license revenue increased 9% to $509.2 million during the nine months ended September 30, 2025 from $465.5 million during the nine months ended September 30, 2024. Included in SaaS and license revenue was software license revenue, which decreased to $4.3 million during the three months ended September 30, 2025 from $5.0 million during the three months ended September 30, 2024. Software license revenue decreased to $13.5 million during the nine months ended September 30, 2025 from $15.4 million during the nine months ended September 30, 2024.

•Total revenue increased 7% to $256.4 million during the three months ended September 30, 2025 from $240.5 million during the three months ended September 30, 2024. Total revenue increased 7% to $749.5 million during the nine months ended September 30, 2025 from $697.6 million during the nine months ended September 30, 2024.

•Net income decreased to $35.1 million during the three months ended September 30, 2025, as compared to $36.5 million during the three months ended September 30, 2024. Net income increased to $97.0 million during the nine months ended September 30, 2025, as compared to $92.4 million during the nine months ended September 30, 2024. Net income attributable to common stockholders decreased to $35.3 million during the three months ended September 30, 2025, as compared to $36.7 million during the three months ended September 30, 2024. Net income attributable to common stockholders increased to $97.8 million during the nine months ended September 30, 2025, as compared to $93.8 million during the nine months ended September 30, 2024.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $59.2 million during the three months ended September 30, 2025 from $50.0 million during the three months ended September 30, 2024. Non-GAAP adjusted EBITDA increased to $151.1 million during the nine months ended September 30, 2025 from $129.9 million during the nine months ended September 30, 2024.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and nine months ended September 30, 2025 and 2024.

Recent Developments

On July 4, 2025, Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act, or OBBBA, was enacted in the United States. The OBBBA includes a broad range of tax provisions that impact the timing and the magnitude of certain key tax deductions. The most significant provisions to us are the permanent reinstatement of the full and immediate deduction for domestic research and development expenditures in the year such costs are incurred and the 100% first-year bonus depreciation deduction, with both provisions reducing our associated deferred tax assets. We currently anticipate these provisions will significantly reduce our current federal income tax cash outlays over the next several years. Certain other international tax provisions may also be favorable to us beginning in 2026. We will continue to analyze the OBBBA tax provisions, including any additional guidance that is issued, to assess their potential impact on our financial position, results of operations and cash flows.

On August 15, 2025, EnergyHub, Inc., one of our wholly-owned subsidiaries, acquired all of the issued and outstanding shares of capital stock of Bridge to Renewables, Inc., or BTR. BTR provides a managed charging solution for electric vehicle manufacturers and drivers. BTR’s technology integrates directly into a vehicle’s native mobile app, delivering utility program enrollment, charging insights and incentives to electric vehicle drivers. The acquisition is anticipated to expand EnergyHub’s ecosystem of automotive partners and strengthen its end-to-end managed charging offering, supporting improved driver engagement and grid optimization for utility clients.

In consideration for the purchase of BTR, we paid $12.4 million in cash on August 15, 2025, after deducting $1.6 million related to agreed holdback provisions. The acquisition was accounted for as a business combination within the Other segment. The purchase price allocation was not finalized as of the date of this Quarterly Report on Form 10-Q and is pending the final determination of the working capital adjustment as well as tax adjustments.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2025, which is increasingly true in periods of extreme uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SaaS and license revenue	$175,372	$159,276	$509,165	$465,547
Non-GAAP adjusted EBITDA	59,159	49,976	151,111	129,853

	Twelve Months Ended September 30,
	2025	2024
SaaS and license revenue renewal rate	94%	95%

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

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other income / (expense), net, provision for income taxes, income from equity method investments, net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense; income from equity method investments, net; amortization of debt issuance costs for the January 20, 2021 issuance of $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense; amortization of debt issuance costs for the May 31, 2024 issuance of $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, or the 2029 Notes, included in interest expense; and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our 2026 Notes and 2029 Notes. We exclude interest expense in calculating non-GAAP adjusted EBITDA because we believe the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other income / (expense), net including gains, losses or impairments on investments without readily determinable fair values and other assets, gains on settlement fees and losses on the early extinguishment of debt, when applicable, from non-GAAP adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for income taxes and income from equity method investments, net from non-GAAP adjusted EBITDA because we do not consider these adjustments to be part of our ongoing results of operations.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted

EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and nine months ended September 30, 2025 and 2024.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. As of September 30, 2025 and 2024, we had 76 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. Certain of these tariffs have been subsequently paused or modified, and the situation remains fluid. The United States and/or countries into which we import products have adjusted and/or imposed and may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The U.S. government has since announced several tariff framework agreements, including with countries where a significant portion of our hardware is produced. While we began passing through the costs of baseline tariffs to our customers in the second quarter of 2025, we have not yet adjusted those pass-throughs to account for certain newer tariffs at higher rates. We do not currently anticipate making further adjustments to these pass-throughs for the remainder of 2025. As a result, we have begun to absorb these additional costs, which we expect will negatively impact our hardware revenue margins. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs, the outcome of pending legal challenges to their validity, how other countries respond to the U.S. tariffs, and the specific timing of when we implement higher pass-through costs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 2,055 employees as of September 30, 2024 to 2,075 employees as of September 30, 2025, and grew from 2,048 employees as of June 30, 2025. We may continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 583 as of September 30, 2024 to 614 as of September 30, 2025 and increased from 599 as of June 30, 2025. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally and we expect to increase our marketing expense in 2025 as compared to 2024. We may increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions decreased from 232 as of September 30, 2024 to 231 as of September 30, 2025 and decreased from 238 as of June 30, 2025. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions decreased from 1,164 as of September 30, 2024 to 1,154 as of September 30, 2025 and increased from 1,136 as of June 30, 2025. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the three months ended September 30, 2025, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes, a reduced foreign derived intangible income deduction and other nondeductible expenses, partially offset by the impact of 2025 research and development tax credits claimed. For the nine months ended September 30, 2025, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes and other nondeductible expenses, partially offset by the impact of 2025 research and development tax credits claimed and a favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenue:
SaaS and license revenue	$175,372	68%	$159,276	66%	$509,165	68%	$465,547	67%
Hardware and other revenue	81,028	32	81,221	34	240,365	32	232,040	33
Total revenue	256,400	100	240,497	100	749,530	100	697,587	100
Cost of revenue(1):
Cost of SaaS and license revenue	24,233	9	23,099	10	69,454	9	65,621	10
Cost of hardware and other revenue(2)	63,329	25	61,649	25	183,804	25	176,924	25
Total cost of revenue	87,562	34	84,748	35	253,258	34	242,545	35
Operating expenses:
Sales and marketing(2)	29,498	12	27,010	11	89,183	12	80,301	11
General and administrative(2)	27,889	11	25,712	11	81,974	11	81,112	12
Research and development(2)	66,637	26	62,221	26	204,074	27	193,907	28
Amortization and depreciation	7,793	3	7,612	3	22,351	3	22,029	3
Total operating expenses	131,817	52	122,555	51	397,582	53	377,349	54
Operating income	37,021	14	33,194	14	98,690	13	77,693	11
Interest expense	(4,326)	(2)	(4,315)	(2)	(12,961)	(2)	(7,079)	(1)
Interest income	11,274	5	14,384	6	35,453	5	33,780	5
Other income / (expense), net	3,538	2	(89)	—	703	—	(1,665)	—
Income before income taxes	47,507	19	43,174	18	121,885	16	102,729	15
Provision for income taxes	15,200	6	6,718	3	27,965	3	10,349	2
Income from equity method investments, net	(2,793)	(1)	—	—	(3,109)	—	—	—
Net income	$35,100	14%	$36,456	15%	$97,029	13%	$92,380	13%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation expense data:	2025	2024	2025	2024
Cost of hardware and other revenue	$—	$—	$—	$2
Sales and marketing	642	545	1,742	2,024
General and administrative	2,721	3,077	8,167	9,561
Research and development	4,858	5,572	16,704	20,088
Total stock-based compensation expense	$8,221	$9,194	$26,613	$31,675

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	15%	14%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	78	76	76	76
Total cost of revenue as a percentage of total revenue	34%	35%	34%	35%

Comparison of the Three and Nine Months Ended September 30, 2025 to September 30, 2024

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the three and nine months ended September 30, 2025 and September 30, 2024.

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Revenue
SaaS and license revenue	$175,372	$159,276	10%	$509,165	$465,547	9%
Hardware and other revenue	81,028	81,221	—	240,365	232,040	4
Total revenue	$256,400	$240,497	7%	$749,530	$697,587	7%

The $15.9 million increase in total revenue for the three months ended September 30, 2025 as compared to the same period in the prior year was primarily the result of a $16.1 million, or 10%, increase in our SaaS and license revenue, partially offset by a $0.2 million decrease in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $0.7 million to $4.3 million during the three months ended September 30, 2025 as compared to $5.0 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud-based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $12.0 million for the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2024. The SaaS and license revenue for our Other segment increased $4.1 million for the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The decrease in hardware and other revenue for the three months ended September 30, 2025 as compared to the same period in the prior year was primarily from the $2.3 million decrease in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from a decrease in the volume of video cameras and thermostats sold, partially offset by price increases we have implemented on certain products to cover a portion of our increases in costs. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $2.1 million for the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to sales of energy credits related to the acquisition of BTR as well as increased sales related to our property management solution.

The $51.9 million increase in total revenue for the nine months ended September 30, 2025 as compared to the same period in the prior year was primarily the result of a $43.6 million, or 9%, increase in our SaaS and license revenue and a $8.3 million, or 4%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $1.9 million to $13.5 million during the nine months ended September 30, 2025, as compared to $15.4 million during the same period in the prior year primarily due to the result of the continuing transition of customers from non-hosted software to our cloud-based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $31.9 million for the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2024. The SaaS and license revenue for our Other segment increased $11.7 million for the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. The increase in hardware and other revenue for the nine months ended September 30, 2025 as compared to the same period in the prior year was primarily from the $5.0 million increase in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment due to an increase in the volume of video cameras sold as well as price increases we have implemented on certain products to cover a portion of our increases in costs. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $3.3 million for the nine months ended September 30, 2025 as compared to the same period in the prior year, primarily due to sales of energy credits related to the acquisition of BTR as well as an increase in sales related to our property management solution.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Cost of revenue(1)
Cost of SaaS and license revenue	$24,233	$23,099	5%	$69,454	$65,621	6%
Cost of hardware and other revenue	63,329	61,649	3	183,804	176,924	4
Total cost of revenue	$87,562	$84,748	3%	$253,258	$242,545	4%
% of total revenue	34%	35%		34%	35%
_____________
(1)Excludes amortization and depreciation shown in operating expenses.

The $2.8 million increase in cost of revenue for the three months ended September 30, 2025 as compared to the same period in the prior year was the result of a $1.7 million, or 3%, increase in cost of hardware and other revenue, and a $1.1 million, or 5%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. The cost of hardware and other revenue for the Alarm.com segment decreased $0.3 million during the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to a decrease in the number of hardware units shipped. The cost of hardware and other revenue for the Other segment increased $2.0 million during the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to costs associated with sales of energy credits related to the acquisition of BTR and an increase in the number of hardware units shipped related to our property management solution. The cost of SaaS and license revenue for the Other segment increased $0.9 million during the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $0.2 million during the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 78% for the three months ended September 30, 2025 and 76% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% and 15% for the three months ended September 30, 2025 and 2024, respectively. Cost of software license revenue as a percentage of software license revenue was 2% for the three months ended September 30, 2025 as compared to 3% for the same period in the prior year.

The $10.7 million increase in cost of revenue for the nine months ended September 30, 2025 as compared to the same period in the prior year was the result of a $6.9 million, or 4%, increase in cost of hardware and other revenue, and a $3.8 million, or 6%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.3 million for the nine months ended September 30, 2025 as compared to $0.5 million during the same period in the prior year. The cost of hardware and other revenue for the Alarm.com segment increased $4.0 million during the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to an increase in the number of various hardware units shipped. The cost of hardware and other revenue for the Other segment increased $2.9 million during the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to costs associated with sales of energy credits related to the acquisition of BTR and an increase in the number of hardware units shipped related to our property management solution. The cost of SaaS and license revenue for the Other segment increased $2.8 million during the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $1.0 million during the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% for each of the nine months ended September 30, 2025 and 2024. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% for each of the nine months ended September 30, 2025 and 2024. Cost of software license revenue as a percentage of software license revenue was 2% for the nine months ended September 30, 2025 as compared to 3% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Sales and marketing	$29,498	$27,010	9%	$89,183	$80,301	11%
% of total revenue	12%	11%		12%	11%

The $2.5 million increase in sales and marketing expense for the three months ended September 30, 2025 as compared to the same period in the prior year was primarily due to a $0.9 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, and a $0.5 million increase in marketing expense for our Alarm.com segment. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. Sales and marketing expense from our Other segment increased $0.8 million for the three months ended September 30, 2025 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs, attributable in part to increases in the headcount for our sales team.

The $8.9 million increase in sales and marketing expense for the nine months ended September 30, 2025 as compared to the same period in the prior year was primarily due to a $3.8 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, and a $2.1 million increase in marketing expense for our Alarm.com segment. Sales and marketing expense from our Other segment increased $2.6 million for the nine months ended September 30, 2025, as compared to the same period in the prior year, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team. The number of employees in sales and marketing functions increased from 583 as of September 30, 2024 to 614 as of September 30, 2025.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
General and administrative	$27,889	$25,712	8%	$81,974	$81,112	1%
% of total revenue	11%	11%		11%	12%

The $2.2 million increase in general and administrative expense for the three months ended September 30, 2025 as compared to the same period in the prior year was primarily due to a $1.9 million increase in legal costs related to intellectual property litigation and a $0.3 million increase in rent expense for our Alarm.com segment. General and administrative expenses from our Other segment decreased by $0.1 million for the three months ended September 30, 2025 as compared to the same period in the prior year, primarily due to a decrease in personnel and related costs.

The $0.9 million increase in general and administrative expense for the nine months ended September 30, 2025 as compared to the same period in the prior year was primarily due to a $2.4 million increase in our expenses for external consultants and a $1.4 million increase in personnel and related costs for our Alarm.com segment. These increases in general and administrative expense are partially offset by a $2.9 million decrease in the provision for credit losses for our Alarm.com segment primarily related to credit loss expense recorded during the nine months ended September 30, 2024 related to a loan we previously provided to an affiliated entity of one of our distribution partners that did not occur during the nine months ended September 30, 2025 as well as a decrease of $0.8 million in recruiting costs for our Alarm.com segment. General and administrative expenses from our Other segment increased by $0.7 million for the nine months ended September 30, 2025 as compared to the same period in the prior year, primarily due to an increase in legal costs. The number of employees in general and administrative functions decreased from 232 as of September 30, 2024 to 231 as of September 30, 2025.

Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Research and development	$66,637	$62,221	7%	$204,074	$193,907	5%
% of total revenue	26%	26%		27%	28%

The $4.4 million increase in research and development expense for the three months ended September 30, 2025 as compared to the same period in the prior year was primarily due to a $1.8 million increase in personnel and related costs for our Alarm.com segment, a $1.1 million increase in our expenses for external consultants and a $0.7 million increase in expenses for software licenses for our Alarm.com segment. Research and development expense from our Other segment increased by $0.5 million for the three months ended September 30, 2025 as compared to the same period in the prior year, primarily due to an increase in personnel and related costs attributable in part to an increase in headcount of employees in research and development functions.

The $10.2 million increase in research and development expense for the nine months ended September 30, 2025 as compared to the same period in the prior year was primarily due to a $3.0 million increase in our expenses for external consultants, a $2.1 million increase in personnel and related costs, a $1.8 million increase in expenses for software licenses and a $0.5 million increase in rent expense for our Alarm.com segment. Research and development expense from our Other segment increased by $1.8 million for the nine months ended September 30, 2025 as compared to the same period in the prior year due to an increase in personnel and related costs. The overall number of employees in research and development functions decreased from 1,164 as of September 30, 2024 to 1,154 as of September 30, 2025.

Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Amortization and depreciation	$7,793	$7,612	2%	$22,351	$22,029	1%
% of total revenue	3%	3%		3%	3%

Amortization and depreciation increased $0.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to changes in depreciation expense related to property and equipment as well as intangible assets that were acquired in connection with the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, Inc., or CHeKT, on February 10, 2025, and the purchase of 100% of the issued and outstanding shares of capital stock of BTR.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Interest expense	$(4,326)	$(4,315)	—%	$(12,961)	$(7,079)	83%
% of total revenue	(2)%	(2)%		(2)%	(1)%

Interest expense increased by $5.9 million for the nine months ended September 30, 2025 as compared to the same period in the prior year, primarily due to the interest expense and amortization of the debt issuance costs related to the 2029 Notes.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Interest income	$11,274	$14,384	(22)%	$35,453	$33,780	5%
% of total revenue	5%	6%		5%	5%

Interest income decreased by $3.1 million for the three months ended September 30, 2025, as compared to the same period in the prior year, primarily due to a decrease in interest income earned on cash and cash equivalents from lower average interest rates and lower amounts of cash and cash equivalents during the three months ended September 30, 2025, as compared to the same period in the prior year. Interest income increased $1.7 million for the nine months ended September 30, 2025, as compared to the same period in the prior year, primarily due to an increase in interest income earned on cash and cash equivalents from higher amounts of cash and cash equivalents during the nine months ended September 30, 2025 as compared to the same period in the prior year.

Other Income / (Expense), Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Other income / (expense), net	$3,538	$(89)	(4,075)%	$703	$(1,665)	(142)%
% of total revenue	2%	—%		—%	—%

Other income / (expense), net increased $3.6 million for the three months ended September 30, 2025 as compared to the same period in the prior year, primarily due to a $3.8 million increase in unrealized gain on equity securities. Other income / (expense), net increased $2.4 million for the nine months ended September 30, 2025 as compared to the same period in the prior year, primarily due to a $1.3 million gain on fluctuations in foreign currency exchange rates and a $1.0 million reduction in expenses related to a program to help our service providers resell our solutions and hardware to our subscribers.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Provision for income taxes	$15,200	$6,718	126%	$27,965	$10,349	170%
% of total revenue	6%	3%		3%	2%

The provision for income taxes increased by $8.5 million and $17.6 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. Our effective tax rate was 30.2% and 22.4% for the three and nine months ended September 30, 2025, respectively, as compared to 15.6% and 10.1% for the same periods in the prior year. The increase in the provision for income taxes for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year was primarily due to the increase in income before income taxes, a reduction in our foreign derived intangible income deduction, a tax shortfall in employee stock-based compensation during the three and nine months ended September 30, 2025 as opposed to a windfall tax benefit recognized during the nine months ended September 30, 2024 and a less favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits recorded during the nine months ended September 30, 2025 as compared to a similar true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits recorded during the same period in the prior year. Further, the net $1.7 million tax benefit recognized during the three months ended March 31, 2024 from the closure of the 2018 and 2019 Internal Revenue Service examination did not recur during the nine months ended September 30, 2025.

Income from Equity Method Investments, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Income from equity method investments, net	$(2,793)	$—	N/A	$(3,109)	$—	N/A
% of total revenue	(1)%	—%		—%	—%

Income from equity method investments, net increased by $2.8 million and $3.1 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. The increase in the income from equity method investments, net for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year was due to the increase in our share of the net assets and net income of our investees accounted for under the equity method, partially offset by amortization expense related to basis differences in our equity method investments.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for the intelligently connected property and related solutions that contributed 90% and 91% of our revenue, net of intersegment eliminations, for the three and nine months ended September 30, 2025, respectively, as compared to 92% and 93% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment decreased from 1,815 employees as of September 30, 2024 to 1,810 employees as of September 30, 2025 and increased from 1,795 employees as of June 30, 2025. Our Other segment increased from 240 employees as of September 30, 2024 to 265 employees as of September 30, 2025 and increased from 253 employees as of June 30, 2025. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended September 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$153,289	$22,083	$—	$—	$175,372
Hardware and other revenue	78,298	3,771	(810)	(231)	81,028
Total revenue	231,587	25,854	(810)	(231)	256,400
Cost of SaaS and license revenue	17,715	6,518	90	(90)	24,233
Cost of hardware and other revenue	61,002	3,489	(870)	(292)	63,329
Total cost of revenue	78,717	10,007	(780)	(382)	87,562
Selling and marketing expense	23,266	6,232	—	—	29,498
General and administrative expense	26,438	1,451	—	—	27,889
Research and development expense	59,347	7,290	—	—	66,637
Amortization and depreciation expense	7,367	426	—	—	7,793
Total operating expenses	116,418	15,399	—	—	131,817
Operating income / (loss)	$36,452	$448	$(30)	$151	$37,021

Reconciliation of operating income to income before income taxes
Operating income					$37,021
Interest expense					(4,326)
Interest income					11,274
Other income / (expense), net					3,538
Income before income taxes					$47,507

	Three Months Ended September 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$141,319	$17,957	$—	$—	$159,276
Hardware and other revenue	80,597	1,610	(817)	(169)	81,221
Total revenue	221,916	19,567	(817)	(169)	240,497
Cost of SaaS and license revenue	17,542	5,557	75	(75)	23,099
Cost of hardware and other revenue	61,214	1,346	(785)	(126)	61,649
Total cost of revenue	78,756	6,903	(710)	(201)	84,748
Selling and marketing expense	21,604	5,406	—	—	27,010
General and administrative expense	24,174	1,538	—	—	25,712
Research and development expense	55,479	6,742	—	—	62,221
Amortization and depreciation expense	7,357	255	—	—	7,612
Total operating expenses	108,614	13,941	—	—	122,555
Operating income / (loss)	$34,546	$(1,277)	$(107)	$32	$33,194

Reconciliation of operating income to income before income taxes
Operating income					$33,194
Interest expense					(4,315)
Interest income					14,384
Other income / (expense), net					(89)
Income before income taxes					$43,174

	Nine Months Ended September 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$451,934	$57,231	$—	$—	$509,165
Hardware and other revenue	235,222	8,301	(2,147)	(1,011)	240,365
Total revenue	687,156	65,532	(2,147)	(1,011)	749,530
Cost of SaaS and license revenue	51,987	17,467	261	(261)	69,454
Cost of hardware and other revenue	179,372	7,671	(2,080)	(1,159)	183,804
Total cost of revenue	231,359	25,138	(1,819)	(1,420)	253,258
Selling and marketing expense	70,768	18,415	—	—	89,183
General and administrative expense	76,619	5,355	—	—	81,974
Research and development expense	181,288	22,786	—	—	204,074
Amortization and depreciation expense	21,334	1,017	—	—	22,351
Total operating expenses	350,009	47,573	—	—	397,582
Operating income / (loss)	$105,788	$(7,179)	$(328)	$409	$98,690

Reconciliation of operating income to income before income taxes
Operating income					$98,690
Interest expense					(12,961)
Interest income					35,453
Other income / (expense), net					703
Income before income taxes					$121,885

	Nine Months Ended September 30, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$420,032	$45,515	$—	$—	$465,547
Hardware and other revenue	230,424	4,472	(2,362)	(494)	232,040
Total revenue	650,456	49,987	(2,362)	(494)	697,587
Cost of SaaS and license revenue	51,012	14,572	250	(213)	65,621
Cost of hardware and other revenue	175,600	3,973	(2,283)	(366)	176,924
Total cost of revenue	226,612	18,545	(2,033)	(579)	242,545
Selling and marketing expense	64,467	15,834	—	—	80,301
General and administrative expense	76,408	4,704	—	—	81,112
Research and development expense	172,894	21,013	—	—	193,907
Amortization and depreciation expense	21,268	761	—	—	22,029
Total operating expenses	335,037	42,312	—	—	377,349
Operating income / (loss)	$88,807	$(10,870)	$(329)	$85	$77,693

Reconciliation of operating income to income before income taxes
Operating income					$77,693
Interest expense					(7,079)
Interest income					33,780
Other income / (expense), net					(1,665)
Income before income taxes					$102,729

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Assets as of September 30, 2025	$2,174,476	$86,006	$(136,886)	$(6)	$2,123,590
Assets as of December 31, 2024	2,081,214	85,468	(128,465)	(9)	2,038,208

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $4.3 million and $13.5 million for the three and nine months ended September 30, 2025, respectively, as compared to $5.0 million and $15.4 million for the same periods in the prior year. There was no software license revenue recorded for the Other segment during the three and nine months ended September 30, 2025 and 2024. Additions to property and equipment were $3.9 million and $16.9 million for the Alarm.com segment for the three and nine months ended September 30, 2025, respectively, as compared to $12.6 million and $18.4 million for the same periods in the prior year. Additions to property and equipment were less than $0.1 million and $0.1 million for the Other segment for the three and nine months ended September 30, 2025, respectively, as compared to less than $0.1 million and $0.1 million for the Other segment for the three and nine months ended September 30, 2024, respectively.

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

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,066,583	$1,220,701
Accounts receivable, net	110,984	126,082
Working capital	691,687	1,292,786

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of September 30, 2025 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of September 30, 2025, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of September 30, 2025, we had $1.07 billion in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring both the risk profiles and investment strategies of money market funds.

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

On July 4, 2025, OBBBA was enacted in the United States. The OBBBA includes a broad range of tax provisions that impact the timing and the magnitude of certain key tax deductions. The most significant provisions to us are the permanent reinstatement of the full and immediate deduction for domestic research and development expenditures in the year such costs are incurred and the 100% first-year bonus depreciation deduction, with both provisions reducing our associated deferred tax assets. We currently anticipate these provisions will significantly reduce our current federal income tax cash outlays over the next several years. Certain other international tax provisions may also be favorable to us beginning in 2026. We will continue to analyze the OBBBA tax provisions, including any additional guidance that is issued, to assess their potential impact on our financial position, results of operations and cash flows.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the final three months of fiscal year 2025, we expect our capital expenditure requirements to be between $1.0 million and $3.0 million, primarily related to purchases of computer software and equipment as well as the continued build out of our leased and owned office space, excluding any leasehold improvements related to tenant improvement allowances. Maturities of lease liabilities for our various office, data center and equipment leases as of September 30, 2025 are as follows: $4.1 million for the remainder of 2025, $14.3 million in 2026, $14.8 million in 2027, $13.9 million in 2028, $12.3 million in 2029 and $48.6 million in 2030 and thereafter.

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

On August 15, 2025, EnergyHub, Inc. acquired all of the issued and outstanding shares of capital stock of BTR. BTR provides a managed charging solution for electric vehicle manufacturers and drivers. BTR’s technology integrates directly into a vehicle’s native mobile app, delivering utility program enrollment, charging insights and incentives to electric vehicle drivers. The acquisition is anticipated to expand EnergyHub’s ecosystem of automotive partners and strengthen its end-to-end managed charging offering, supporting improved driver engagement and grid optimization for utility clients.

In consideration for the purchase of BTR, we paid $12.4 million in cash on August 15, 2025, after deducting $1.6 million related to agreed holdback provisions. The acquisition was accounted for as a business combination within the Other segment. The purchase price allocation was not finalized as of the date of this Quarterly Report on Form 10-Q and is pending the final determination of the working capital adjustment as well as tax adjustments.

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

Material Cash Requirements

As of September 30, 2025, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. Our 2026 Notes are due January 15, 2026 and are presented as a current liability in the condensed consolidated balance sheets as of September 30, 2025.

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

Dividends

We did not declare or pay dividends during the three and nine months ended September 30, 2025 or 2024. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. During the three and nine months ended September 30, 2025, we repurchased 225,094 and 399,494 shares of our common stock under this program for $12.2 million and $22.4 million, which includes applicable commissions and fees. No shares were repurchased under our stock repurchase program during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we repurchased 1,117,068 shares of our common stock under our stock repurchase program authorized in connection with the issuance of the 2029 Notes for $75.0 million.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities	$117,401	$150,153
Cash flows used in investing activities	(250,003)	(16,553)
Cash flows (used in) / from financing activities	(21,470)	344,286

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable, accounts payable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the nine months ended September 30, 2025, cash flows from operating activities were $117.4 million, compared to $150.2 million for the same period in the prior year. This $32.8 million decrease in cash flows from operating activities was due to a $85.7 million decrease in cash from operating assets and liabilities, partially offset by a $48.3 million increase in non-cash and other reconciling items and a $4.6 million increase in net income.

The $85.7 million decrease in cash from operating assets and liabilities was primarily due to a $38.2 million change in accounts receivable, accounts payable and other current liabilities primarily due to the timing of disbursements and the collection of receipts, a $24.7 million change in inventory resulting from an increase in the change of purchased inventory during the nine months ended September 30, 2025 as compared to the same period in the prior year as well as a $8.3 million income tax receivable recorded during the nine months ended September 30, 2025. The $48.3 million increase in non-cash and other reconciling items was primarily due to a $51.5 million change in deferred income taxes, which was primarily driven by the enactment of the OBBBA, which allows for the immediate deduction of post-2024 domestic research and development expenditures, resulting in a reduction to the associated deferred tax asset, as well as the current year amortization of the capitalized pre-2025 domestic research and development expenditures. This increase in non-cash and other reconciling items was partially offset by a $5.1 million decrease in stock-based compensation as well as a $3.3 million increase in gains from investments in unconsolidated entities during the nine months ended September 30, 2025 as compared to the same period in the prior year.

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

For the nine months ended September 30, 2025, cash flows used in investing activities were $250.0 million, compared to $16.6 million for the same period in the prior year. The $233.4 million increase in cash flows used in investing activities was primarily due to an increase of $168.0 million in purchases of investments in unconsolidated entities during the nine months ended September 30, 2025 as compared to the same period in the prior year as well as $23.6 million paid to purchase 81% of the issued and outstanding shares of capital stock of CHeKT on February 10, 2025 and $12.4 million paid to purchase all of the issued and outstanding shares of capital stock of BTR on August 15, 2025. Additionally, the increase in cash flows used in investing activities was due to an increase of $23.8 million in notes receivable issued, primarily due to the $21.5 million note receivable issued to Safe Streets during the nine months ended September 30, 2025 that did not occur during the same period in the prior year.

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

For the nine months ended September 30, 2025, cash flows used in financing activities were $21.5 million, compared to cash flows from financing activities of $344.3 million for the same period in the prior year. The $365.8 million decrease in cash flows from financing activities was primarily due to $485.2 million in proceeds from the issuance of the 2029 Notes, net of issuances costs paid during the nine months ended September 30, 2024 that did not occur during the nine months ended September 30, 2025. The decrease in cash flows used in financing activities was partially offset by a $52.6 million decrease in purchases of shares of our common stock and $63.1 million purchases of capped calls related to the 2029 Notes during the nine months ended September 30, 2024, which did not occur during the nine months ended September 30, 2025.

Non-GAAP Measures

We define non-GAAP adjusted EBITDA as our net income before interest expense, interest income, certain activity within other income / (expense), net, provision for income taxes, income from equity method investments, net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense; income from equity method investments, net; amortization of debt issuance costs for the 2026 Notes and 2029 Notes included in interest expense; stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-GAAP adjusted EBITDA:
Net income	$35,100	$36,456	$97,029	$92,380
Adjustments:
Interest expense, interest income and certain activity within other income / (expense), net	(7,049)	(10,069)	(22,593)	(26,701)
Provision for income taxes	15,200	6,718	27,965	10,349
Income from equity method investments, net	(2,793)	—	(3,109)	—
Amortization and depreciation expense	7,793	7,612	22,351	22,029
Stock-based compensation expense	8,221	9,194	26,613	31,675
Acquisition-related expense	898	61	958	105
Litigation expense	1,789	4	1,897	16
Total adjustments	24,059	13,520	54,082	37,473
Non-GAAP adjusted EBITDA	$59,159	$49,976	$151,111	$129,853

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended September 30, 2025.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Three of the patents were found unpatentable in reexamination. EcoFactor appealed the decision with respect to one of the patents to the United States Court of Appeals for the Federal Circuit on July 9, 2024, the decision with respect to the second patent was affirmed by the U.S. Patent Trial and Appeal Board, or PTAB, on August 1, 2025, and EcoFactor is appealing the rejection of the third patent to the PTAB, having filed its appeal brief on June 10, 2024. Ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the PTAB in inter partes review, and all claims were canceled on February 1, 2024.

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

On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam is seeking preliminary and permanent injunctions, enhanced damages and attorneys’ fees. We have not yet responded to the complaint. On September 3, 2021, the court issued an order staying the lawsuit until the ITC investigation described below is finally resolved. Two of the four patents at issue have been found invalid by the PTAB and those decisions were upheld by the Federal Circuit on September 5, 2025 and October 15, 2025.

On July 28, 2021, Causam filed a complaint with the ITC naming Alarm.com Incorporated, Alarm.com Holdings, Inc., and EnergyHub, Inc., among others, as proposed respondents. The complaint alleges infringement of the same four patents Causam asserted in district court. Causam sought a permanent limited exclusion order and permanent cease and desist order. On August 27, 2021, the ITC instituted an investigation into Causam’s allegations naming Alarm.com Incorporated, Alarm.com Holdings, Inc., EnergyHub Inc. and others as respondents. We answered the complaint on October 4, 2021. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. An evidentiary hearing in the investigation was held from June 28, 2022 through July 1, 2022. On February 16, 2023, the ITC issued a final decision in favor of Alarm.com and EnergyHub. Causam filed an appeal of the ITC decision on April 14, 2023. Causam did not appeal the ITC decision with respect to Alarm.com and EnergyHub. The appeal was dismissed as moot on October 15, 2025, based on the Federal Circuit’s affirmance, on the same day, of a PTAB decision that found the patent at issue in the appeal is invalid. Once all appeal proceedings are completed, which we expect will occur either in the fourth quarter of 2025 or the first quarter of 2026, Causam may seek to lift the stay of the district court action.

Should Causam choose to pursue the district court lawsuit, and prevail, then we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to Causam’s claims, the outcome of these legal claims cannot be predicted with certainty, and any of these outcomes could result in an adverse effect on our business.

On July 3, 2025, SkyBell Technologies, Inc., or SkyBell, filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. SkyBell is seeking injunctive relief, enhanced damages, attorneys’ fees, a constructive trust, and an order that Alarm.com assign to SkyBell the alleged trade secrets. On August 25, 2025, we moved to dismiss the complaint as barred by the statute of limitations.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and nine months ended September 30, 2025 and 2024.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. Certain of these tariffs have been subsequently paused or modified, and the situation remains fluid. The United States and/or countries into which we import products have adjusted and/or imposed and may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The U.S. government has since announced several tariff framework agreements, including with countries where a significant portion of our hardware is produced, which have impacted our hardware revenue margins. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs, the outcome of pending legal challenges to their validity, how other countries respond to the U.S. tariffs, and the specific timing of when and the degree to which we pass through the cost of the tariffs to our customers consistent with our contractual rights.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $749.0 million in 2021 to $939.8 million in 2024 and increased from $697.6 million for the nine months ended September 30, 2024 to $749.5 million for the nine months ended September 30, 2025. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,500 as of December 31, 2021 to 2,075 as of September 30, 2025. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Our advertising and sales practices and that of our U.S. service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission, or the FCC, have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, we have in the past incurred costs to settle alleged violations of the Telephone Consumer Protection Act, or TCPA, and no assurance can be given that we will not be exposed to future liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. State-level privacy and data security laws in California and various other U.S. states regulate our, and our service provider partners’, use, collection, and disclosure of subscribers’ personal information. A number of proposed privacy bills in other U.S. states could place restrictions on how we and our service provider partners use personal information and market to consumers in those states. Other laws and regulations, including consumer protection laws, laws and regulations governing advertising and sales practices, as well as privacy and data security laws and regulations apply in the other countries in which we operate. See “Evolving government and industry regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition” below. Furthermore, the SEC adopted expansive rules, which are currently stayed, that require public companies to disclose, among other things, information about the material impact of climate change on their business, as well as information about companies’ governance, risk management and strategy related to climate risk. Changes in laws or regulations, including as a result of the current U.S. administration, could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable executive orders, laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

In addition, because certain of our products require government certification before they can be sold, our business could be harmed by delays in obtaining these certifications. For instance, the U.S. government shutdown that began on October 1, 2025 has significantly limited the FCC’s ability to approve new products, which has caused and may continue to cause delays in the launch of certain new products. Any prolonged delay in receiving required certifications for our new or existing products could materially and adversely affect our business, financial condition, and results of operations.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including increased costs, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including a shortage of components and reduced control over delivery schedules and increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the global shortage of semiconductors used in our video, cellular communicator, and other products has eased, shortages of essential components of our products or significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay more for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 44% of our hardware revenue for the nine months ended September 30, 2025 (26%, 9% and 9% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. For example, on August 15, 2025, EnergyHub, Inc., acquired all of the issued and outstanding shares of capital stock of BTR, on February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT, on November 22, 2024, we acquired certain assets of Kapacity.io, on April 21, 2023, we acquired certain assets of Vintra, on January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS, on September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc., on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye, and on December 14, 2020, we acquired Shooter Detection Systems, LLC. Additionally, on December 16, 2021, our EnergyHub subsidiary acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

As of September 30, 2025, we had $252.9 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

Legislative changes in the U.S. and other countries could increase our tax liability and adversely affect our after-tax profitability. For example, on July 4, 2025, OBBBA was enacted in the United States. The OBBBA includes a broad range of tax provisions that impact the timing and the magnitude of certain key tax deductions, including the permanent reinstatement of the full and immediate deduction for domestic research and development expenditures in the year such costs are incurred, the 100% first-year bonus depreciation deduction and various international tax changes. Further, in August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions became effective on January 1, 2023. Economic and political considerations make additional tax rules in the United States and other applicable jurisdictions subject to significant change, and changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 6% and 5% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 to July 31, 2025	—	$—	—	$89,833,065
August 1 to August 31, 2025	38,098	57.01	38,098	87,660,991
September 1 to September 30, 2025	186,996	53.91	186,996	77,580,956
Total	225,094	$54.43	225,094

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Alarm.com Holdings, Inc.

Date:	November 6, 2025	By:	/s/ Kevin Bradley
Kevin Bradley
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)