Form 10-K
period 2025-12-31
Alarm.com Holdings, Inc.
filed 2026-02-19
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was $1.8583 billion, based on a closing price of $56.57 per share of the registrant's common stock as reported on The Nasdaq Global Select Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 12, 2026, there were 49,666,158 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

ALARM.COM HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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
•We rely on our service provider partner network to acquire additional subscribers, and the inability of our service providers to attract additional subscribers or retain their current subscribers could adversely affect our operating results.
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
•We depend on our suppliers. The loss of any key supplier, or their inability to deliver products or components to us on time, with sufficient availability, or at stable prices would materially and adversely affect our business, financial condition, cash flows and results of operations.

PART I.

ITEM 1. BUSINESS

Overview

Alarm.com is the leading platform for intelligently connected properties. Our cloud-based platform offers an expansive suite of Internet of Things, or IoT, solutions addressing global opportunities in the residential, multi-family, small business, enterprise commercial and energy markets. Alarm.com’s solution suite includes security, video surveillance and video analytics, energy management, access control, electric utility grid management, active shooter detection, water management, personal safety and data-rich emergency response. During 2025, our platforms processed more than 365 billion data points generated by over 170 million connected devices. We believe this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

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

We have experienced significant growth since our company's inception in 2000. We generated total revenue of $1.0112 billion, $939.8 million and $881.7 million in 2025, 2024 and 2023, respectively. Our SaaS and license revenue was $689.4 million, $631.2 million and $569.2 million in 2025, 2024 and 2023, respectively, representing a compound annual growth rate of 10.1%. We also generated net income attributable to common stockholders of $132.6 million, $124.1 million and $81.0 million in 2025, 2024 and 2023, respectively, as well as non-GAAP adjusted EBITDA of $206.0 million, $176.2 million and $154.0 million in 2025, 2024 and 2023, respectively. See the "Non-GAAP Measures" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP, for the years ended December 31, 2025, 2024 and 2023.

Our Solutions and Integrated Platforms

Our solutions are designed to make both residential and commercial properties safer, smarter and more efficient. Our technology platforms support property owners who subscribe to our services, the hardware partners who manufacture devices that integrate with our platforms and the service provider partners who install and maintain our solutions.

The Alarm.com platform enables our service provider partners to address the needs of a broad range of residential and commercial customers. They can deploy interactive security, video monitoring, property automation, access control, energy management, gunshot detection, water management, vehicle and fleet management, and personal safety solutions as stand-alone offerings or as integrated solutions.

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

The capabilities associated with this solution include:

◦Real-Time Alerts and Always-On Monitoring. Whether the security system is armed or disarmed, the Alarm.com platform continuously monitors sensors in the property and can keep subscribers aware of system events in all kinds of situations. Notifications and reminders for any type of system event are delivered through push notifications, email or text message based on the subscriber's preference. Our proprietary algorithms help safeguard connected properties by continuously monitoring devices and sensors and learning the unique activity patterns in a property. When unexpected activity is detected, the subscriber can choose to be automatically notified.

◦Alarm Transmission. We transmit alarm signals from monitored properties through our cloud platforms to approximately 1,000 third-party central monitoring stations staffed 24 hours a day, seven days a week with live operators ready to initiate emergency response.

◦Smart Signal. With a single button push in the Alarm.com mobile app, subscribers can quickly verify an alarm to help expedite emergency response or easily cancel a false alarm. By communicating critical information directly to the monitoring station, Smart Signal can help enhance the overall value of the professional monitoring services associated with Alarm.com systems and reduce false alarm dispatches. In addition, home or business owners who need emergency assistance at their property can send a one-touch panic signal directly from their mobile app to their monitoring station. We have integrated the Smart Signal functionality into the Remote Video Monitoring, or RVM, platform to allow remote video monitoring subscribers to transmit critical information to their monitoring station in real time, enabling rapid incident verification or swift cancellation of false alarms.

◦Smart Arming. Smart arming provides intelligent, automatic system arming and disarming that dynamically adjusts based on activity in the home. Subscribers select periods when they want their system to monitor activity in their property and then either automatically arm or disarm the system. Intelligently automating the security system enhances property security and drives subscriber engagement with our smart home systems.

◦Personal Safety and Awareness. Our suite of mobile-first products and capabilities expands the applications of our security solutions. The offering includes Alarm.com’s Safety Button that allows subscribers and family members to connect to police, fire or emergency medical help with the press of a button in the Alarm.com app.

Video Monitoring and Video Analytics

Our video monitoring solution can provide a direct live-view into a property, identify and capture footage of critical events and provide visual peace of mind. We offer indoor and outdoor video cameras for residential and commercial properties at varying price points so our service providers can engage a range of consumers with our services. We also provide doorbell video camera solutions that support two-way audio with guests at the door, as well as video management software and cameras for enterprise commercial applications through our OpenEye business.

The capabilities associated with our video monitoring solution include:

◦Video Analytics. Alarm.com's artificial intelligence, or AI, driven video analytics engine provides object classification and object tracking capabilities that can distinguish between people, vehicles and animals, detect package deliveries, determine an object's direction of movement, measure the duration of activity, and identify familiar vehicles and people. Subscribers can selectively control and manage notifications and assign virtual zones and multi-directional "tripwires" so they can monitor their home or business for highly specific activity. Our video analytics offering includes capabilities such as Perimeter Guard®, which can proactively identify and engage potential intruders before they can threaten physical property, and Familiar Vehicle and Face Analytics, which enables subscribers to customize their system by tagging specific vehicles or people as “familiar” and enabling their video system to send alerts when a familiar or an unfamiliar object is identified.

◦Remote Video Monitoring, or RVM. The RVM proactive service enables central station operators to cost-effectively monitor live video feeds, help deter crime before it occurs and initiate an emergency response when the situation calls for escalation. AI-powered video analytics can immediately detect and alert central stations when a person or vehicle enters a restricted area. Monitoring station operators can assess the situation and intervene through system hardware onsite, including by talking down through our video cameras. Our RVM solution is embedded into monitoring station workflows and offers compatibility with many different video camera brands and other security products. Through our 2025 acquisition of CHeKT, Inc., or CHeKT, we enhanced our RVM offering and opportunity in the commercial and residential markets.

◦AI Deterrence. Our AI Deterrence, or AID, is a premium capability that works with select outdoor video cameras and doorbells and adds a cost-effective advanced layer of proactive security. AID can automatically engage potential intruders with a neural synthesized voice, identifying their clothing, surroundings and location. Subscribers can change the AI-generated voice with different tones, genders and custom messaging to deliver a more effective, situation-specific response. AID can be used as a standalone service or alongside Alarm.com's RVM solution to further protect homes and businesses.

◦Video Doorbell. Alarm.com offers a full line of video doorbell options with a diversity of price points. From a single screen on the Alarm.com mobile app, subscribers can see and speak with visitors and control their door locks. The Alarm.com 750 video doorbell is a battery-free video doorbell that has a wide operating temperature range and includes Alarm.com’s video analytics software package and delivers advanced performance specifications, including an expansive field of view and two-megapixel resolution. The Alarm.com 775 4MP video doorbell features expand video analytics capabilities and can quickly and accurately detect package deliveries, visitors, vehicles and animals while reducing unwanted alerts. Alarm.com’s battery-powered 780B video doorbell gives service providers a more flexible installation option for challenging installations, particularly in international markets where regional wiring standards do not always support wired video doorbells.

◦Intelligent Integration. Alarm.com’s video surveillance solution works intelligently with other devices and sensors in the property. Subscribers can create rules to capture video clips of important events to enhance security and privacy and can also integrate with other supported automation devices.

◦Cell Connector. Our Cell Connector for Video expands video surveillance by enabling dependable connectivity in locations where traditional network access is unavailable, limited, or cost prohibitive. The Cell Connector streamlines deployment by eliminating the need for separate third-party cellular service plans and routers. This solution allows Alarm.com service providers to extend their service reach and provide reliable security coverage in even the most challenging settings.

◦Video Monitoring. Subscribers can securely access live video feeds through the web and mobile apps at any time.
Video clips are uploaded to our cloud-based storage system for secure storage and remote viewing and can be automatically sent via push notifications, email or text message as soon as they are recorded.

Intelligent Automation and Energy Management

Our solution provides enhanced monitoring and control for a large ecosystem of connected devices, including thermostats, lights, locks, power monitors, shades and other devices. Increasing awareness of energy usage and providing intelligent control over connected devices enables subscribers to create personalized automation rules and schedules. We believe our solutions can reduce energy waste as well as increase comfort and convenience for our subscribers. The capabilities associated with this solution include:

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

◦Whole Home Water Safety Solution. Our comprehensive whole-home water safety solution helps subscribers proactively protect their property from a full range of water-related damage. Integrated with Smart Thermostats and water management and control devices, our software can intelligently manage humidity levels, detect leaks, shut off water to prevent flooding, and alert the subscriber about conditions that can lead to burst pipes and if a sump pump fails.

◦Energy Usage and Solar Monitoring Solution. Real-time and historical energy usage and solar energy production data for the entire property and individual devices can give subscribers greater insight into the property’s energy profile and encourage more efficient use of energy-consuming devices. With the Alarm.com mobile app, our subscribers can easily leverage intelligent automation to help lower power bills, reduce their environmental footprint and adjust energy usage when solar production is low.

Demand Response and Virtual Power Plant Programs

Our EnergyHub subsidiary provides clean energy software and services that help utilities significantly reduce costs and address grid challenges associated with the transition to renewable energy and the electrification of transportation. Its SaaS platform enables the enrollment and aggregation of multiple classes of distributed energy resources, or DERs, including smart thermostats, residential batteries, electric vehicles and charging equipment, and other connected devices and appliances. By managing DERs at scale, EnergyHub creates virtual power plants, or VPPs, that serve as enterprise-grade flexible grid resources. Utilities use these VPPs to reduce or shift electricity consumption during peak demand periods or when intermittent renewable generation is limited.

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

Alarm.com for Business, our security solution for small and medium businesses that range from single-site to multi-location businesses, combines intelligent intrusion detection, video surveillance, access control and energy management into a single solution through Alarm.com's app and online interfaces. Our solution streamlines business operations, enhances property security and awareness, saves energy and provides insights into employee and customer activity. Additionally, business insights reporting provides actionable intelligence, including open and close trends by location, peak periods of activity and customer traffic and energy savings opportunities. Key benefits of the commercial offering include:

◦Commercial Grade Video Solutions. Connected commercial cameras deeply integrate with the security and access control systems, enabling them to capture video clips of important activity such as personnel entering and exiting a property or secure area or disarming the security system. Video clips are uploaded to our cloud-based platform for secure storage and remote viewing through the web or our mobile app. Subscribers can receive real-time alerts and video clips if the alarm goes off, a door is unlocked, or unexpected activity occurs outside of normal business hours. Our commercial video solution operates with a diverse array of third-party commercial video cameras. Supporting third-party cameras facilitates adoption of our commercial video solution by reducing the barriers to entry for small and medium-

sized businesses that want to benefit from our intelligently integrated solutions without the cost of replacing existing installed cameras.

◦Commercial Video Analytics. Business Activity Analytics can help improve and optimize business operations. Commercial subscribers can intelligently monitor customer and employee activity, including occupancy tracking, people counting, queue monitoring, crowd gathering and heat mapping. Using the dashboard on the Alarm.com mobile app that leverages AI-driven insights provided by Business Activity Analytics, commercial subscribers can compare current activity in their business with historical trends. Real-time notifications and activity reporting can help streamline customer flows, reduce wait times, measure the effectiveness of marketing campaigns and enforce occupancy limits. Perimeter Guard enhances our Business Activity Analytics solution with a layer of proactive deterrence against would-be intruders. Perimeter Guard can identify a person and automatically respond with audible alerts and flashing LED lights that inform the person that they are being monitored.

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

◦Energy Savings. Our smarter thermostats can help subscribers reduce energy costs automatically, even if someone forgets to adjust the temperature when they are closing up at the end of the day, and generate a return on investment.

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

Our OpenEye subsidiary offers enterprise commercial video management solutions that complement the Alarm.com for Business platform. OpenEye expands our market opportunity to address the unique requirements of large, enterprise commercial and national account customers such as universities, banks, national retail chains and property management companies. OpenEye software offers Video Surveillance as a Service, or VSaaS, as well as cameras, recorders and other peripherals designed for video applications, and supports enterprise-level requirements such as advanced forensic video search, point-of-

sale system integration and customer site mapping, as well as large-scale camera deployments. Key benefits of the OpenEye solution include:

◦Intelligent Cloud Architecture. OpenEye’s hybrid architecture intelligently combines local recording with managed cloud services. It provides long-term storage of high-resolution video, low bandwidth consumption and a full suite of centralized management capabilities that include remote viewing, administration and health reporting for deployments that can include thousands of video cameras.

◦Video Analytics Platform. OpenEye’s video analytics platform is optimized to support the requirements of its large-scale enterprise commercial customers. It can identify people and reduce false motion events caused by background movement and other image noise to provide highly accurate activity detection. AI-powered search tools enhance video investigations by quickly locating important footage across multiple cameras and locations. The system can search for individuals or vehicles using specific visual attributes such as clothing color, vehicle type and color, or by selecting a target object in a video scene to find similar matches based on appearance.

◦Active Deterrence. The suite of intelligent video monitoring tools includes Active Deterrent, which uses camera-based LED lights to draw attention to suspicious behavior in response to customized analytics events.

◦Multi-Site Management. OpenEye streamlines surveillance system management across multiple sites, and offers synchronized alert notifications, arming status, and uses scheduling logic to automatically control system states across multiple locations.

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

◦Enterprise-Level Capabilities. Capabilities such as advanced forensic video search, point-of-sale system integration and customer site mapping address the specific needs of enterprise-level subscribers and allow loss prevention officers, business analysts and other IT resources to employ video as a key operational and management tool.

◦Ecosystem Integration. OpenEye's software integrates with a wide variety of third-party devices and systems to enable unique solutions. For example, environmental sensors can trigger OpenEye alerts and video recording, including vaping alerts for school settings. Additionally, OpenEye's Sales Connect solution combines point-of-sale system data with video so subscribers can create custom alerts and conduct forensic searches on detailed transaction data to deliver a more robust solution for significant verticals such as retail, grocery and quick-serve restaurants.

◦CloudConnect. The two-way integration between the OpenEye Cloud Video Platform and the Alarm.com for Business platform associates event data from intrusion sensors and access control readers with OpenEye’s VSaaS offering. Based on criteria such as system arming status or badge scans by specific users, subscribers can customize event-based rules to record video clips, tag videos and generate alerts, or they can directly navigate to video recordings associated with a particular event. The integration further unifies intrusion, access control and video solutions to offer a more intelligent and convenient way to manage and secure commercial properties.

◦Cloud Cameras. OpenEye’s all-in-one video camera solution offers a cloud-based architecture, self-contained storage and onboard AI processing to flexibly address the diverse requirements of commercial customers. Offered as a subscription-based solution, OpenEye's cloud cameras leverage the suite of video management, analytics, alerting and reporting tools offered by the OpenEye platform.

Shooter Detection Systems, or SDS, expands the platform capabilities we provide to the commercial security market. Our multi-sensor solution provides highly accurate gunshot detection to help alert employees, the public and emergency services about active shooter threats. The solution uses a dual-mode detection technology that combines acoustic sensors with specialized infrared flash detectors, in tandem with proprietary gunshot detection software algorithms to maximize detection without driving false positives. Through an integration with Alarm.com's Noonlight subsidiary, SDS provides an advanced emergency response solution that enhances situational awareness for first responders during active shooter incidents. The solution enables the 911 operators, responding officers, onsite security and building managers to communicate and share information in real-time and view critical contextual data. SDS gunshot detection integrates with third-party providers of access control, video surveillance, mass notification, onsite alarm and other systems. The SDS sensor also integrates with the Alarm.com platform, enabling Alarm.com’s service provider partners to bring SDS technology to market at a more accessible price point and as part of a full range of SaaS solutions for commercial properties.

Service Provider Solutions

We also offer a comprehensive suite of enterprise-grade business management solutions for our service provider partners. We are committed to helping our service provider partners grow their businesses, efficiently manage their customer bases and maximize the value of their Alarm.com accounts. We believe these services strengthen our partnerships with service providers and make them more productive as they build their businesses on our platforms. Capabilities associated with these solutions include:

◦Service Provider Portal. Our permission-based online portal provides our service provider partners with capabilities to activate and manage their Alarm.com customer accounts, order equipment, access invoices and billing, and remotely program customer systems. They can also obtain sales and marketing services and content, and engage in our robust training program.

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

◦Installation and Support. The ease of installation and cost of supporting connected property solutions are critical considerations for our service provider partners and the performance of their businesses. The Alarm.com platform supports the end-to-end process for deploying and managing our solutions with tools that make installation and support more efficient and accurate.

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

▪On-Site Wrap Up. The On-Site Wrap Up feature within the MobileTech application helps technicians keep track of and record the tasks they are required to complete during a service call to a customer property. Service providers can establish standard actions for technicians and monitor implementation. On-Site Wrap Up helps Alarm.com’s service provider partners ensure that their field technicians deliver consistent, high-quality installations that reduce support costs and customer attrition.

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

•Gopher Info. Our AI-powered Gopher Info chatbot assistant enables our service providers’ technicians and support personnel to use natural language queries to find support information about our products and services. In response to a question, Gopher Info contextualizes, processes and summarizes information from Alarm.com's extensive database of support content, including installation guides, product summaries, specification sheets, troubleshooting best practices and training materials. This resource is accessible through the Alarm.com service provider portal and the MobileTech application.

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

•Wi-Fi Network Reliability and Awareness. Our technology enables service provider partners to create a private and secure Wi-Fi network dedicated to supporting a subscriber's Alarm.com video cameras. It is designed to streamline camera installation and reduce common support issues caused by subscribers' unmanaged Wi-Fi networks. Alarm.com's service provider partners can also more efficiently deploy video cameras and services with better connectivity and leverage wireless spectrum maximized for performance.

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

•Visual Verification. Our Visual Verification solution empowers monitoring station operators to make more informed decisions and expedite emergency response when intrusion alarms occur. With our Visual Verification interface, operators have contextual indicators, live video feeds and video analytics tools to help identify if there is a person or a perceived threat at a given location. By leveraging multiple data sources to understand the activity surrounding an alarm event, the solution creates a Person On-Site Likelihood Indicator so that the operator may relay this critical information to first responders dispatched to the location.

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

Benefits of Our Solutions

The intersection of significant technology trends, like the broad adoption of mobile devices, the expansion of IoT, AI and the extensibility of the cloud, makes the connected property possible. Security systems, thermostats, door locks, video cameras, lights, garage doors and other devices that were once inert can now be intelligent and connected. Our connected property software platform provides a wealth of benefits to our subscribers and our service provider partners.

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

◦Intelligent and Actionable. Our platforms aggregate real-time, multi-point data about property activity and system status. We have developed a highly scalable data analytics and AI engine to deliver unique features and capabilities based on insights derived from this growing dataset. For example, learning detailed activity patterns in a property enables our platforms to proactively alert the subscriber about unexpected events or identify familiar vehicles and people. Our AI architecture continues to learn from the large-scale repository of data generated from deployed connected property systems, enabling it to adapt to become more personalized over time.

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

Benefits to Service Provider Partners:

◦Unified Platform: The Alarm.com platform is designed to provide a robust, enterprise-grade backend solution that enables service providers to access a large ecosystem of IoT devices from multiple manufacturers and efficiently manage large-scale deployments of connected devices across their residential and commercial account base.

◦New Revenue Generation Opportunities. Our solutions help broaden our service provider partners' offerings beyond traditional security to also include comprehensive smart residential and commercial solutions like video monitoring and video analytics, intelligent automation and energy management. They can access new market opportunities and drive incremental recurring monthly revenue by expanding their offerings with our solutions. We offer training, tools and other resources to help our service provider partners fully leverage the breadth and depth of our platforms.

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

◦Broad Device Interoperability. We have an open platform that allows service provider partners to respond to market innovation and consumer demands for connected devices. Device hardware is deeply integrated into our software platforms to provide a more cohesive experience than stand-alone products deliver. Our platforms also support various broadly adopted communications protocols commonly used in many automation devices, including Z-Wave, Wi-Fi and cellular. Our open platforms and interoperability give our service provider partners a wide selection of devices to suit their customers' needs now and in the future.

◦Dedicated Service Provider Support. We operate support centers that focus on providing timely support to our service providers and their technicians. We are focused on ensuring our service providers receive fast and reliable service to address the broad needs of subscribers across a wide range of devices and solutions.

Competitive Advantages

We believe the benefits we can deliver to our subscribers and our service provider partners create a significant competitive advantage in the connected property market.

◦Market Leader. Alarm.com is a pioneer in the intelligently connected property market. In 2025, our platforms processed more than 365 billion data points generated by over 170 million connected devices. We believe the combination of the size of our subscriber base, service provider partner network and the volume of data generated by the integrated devices on our platforms creates a competitive advantage for us.

◦Security Grade, Cloud-Based Architecture. We built our platforms with a cloud-based, multi-tenant architecture that allows for real-time updates and upgrades. Our platforms were purpose-built from the ground up with life safety standards at the core.

◦Highly Scalable Data Analytics Engine. As noted above, we processed more than 365 billion data points in 2025. As consumer preferences shift towards more proactive, intelligence-based features, we believe our investments in proprietary analytics, machine learning and AI give us a competitive advantage.

◦Trusted Brand. We believe our leading position in our space is an indicator that we have developed a trusted brand with service providers and consumers for innovative and reliable technology and service. Our iOS and Android mobile apps have each been downloaded millions of times and both apps consistently have impressive user ratings.

◦Commitment to Innovation. We continue to make significant investments in innovative research and development. Our investment resulted in hundreds of issued patents as of December 31, 2025 and numerous patent applications pending which we believe can help ensure our technology remains competitively differentiated and legally protected.

Growth Strategy

We intend to maintain our leadership position and expand into new market opportunities by continuing to develop and deploy innovative technologies and expanding our ecosystem of partners. Our key growth strategies include:

◦Drive SaaS and license revenue growth by expanding the solutions our service providers deploy. We will continue to focus on helping our service provider partners succeed in driving the adoption of our full suite of residential and commercial services. We provide sales and marketing resources to help our service provider partners become more effective in selling our expanding range of solutions and we will continue to make significant investments to support our service provider partner network.

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

◦Expand international presence. We are investing in international expansion because we believe there is a significant global market opportunity for our products and services. Today, our products are currently localized and available in over 50 countries outside of North America, including Argentina, Chile, Sweden, Turkey and the United Kingdom. We intend to continue to grow our number of international subscribers by strengthening our presence in existing markets and expanding to additional markets. On November 20, 2025, we paid $30.1 million in cash to purchase 20.3% of the outstanding shares of Protegger Luxembourg S.à r.l, or Pronet. Pronet is located in Turkey and offers a wide range of products and services including alarm systems, camera systems and smart home solutions for the residential and commercial markets. In 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS Spółka z ograniczoną odpowiedzialnością, or EBS, an international producer of universal smart communicator devices, headquartered in Warsaw, Poland. EBS communicators are expected to enable Alarm.com’s services to work with a wide range of legacy security control panels commonly deployed in international markets. In 2024, we acquired certain assets of Finland-based Kapacity.io Solutions Oy, or Kapacity.io to help accelerate deployment of a cloud-based demand response platform internationally for our EnergyHub subsidiary.

◦Expand into the commercial market segment. We continue to see significant opportunities to expand our products and services into the commercial market, including small and medium businesses, national accounts and enterprises. We intend to leverage many of our existing solutions, including our Alarm.com for Business solution, to provide such businesses with visibility into their key operational activities, keep businesses secure, provide facility access to employees and vendors remotely and manage their energy costs.

◦Grow our energy business. Our subsidiary, EnergyHub, provides a software platform for utilities that helps match electricity demand and supply in real time through the orchestration of distributed energy resources, such as smart thermostats, residential batteries and electric vehicles to provide load flexibility. We believe EnergyHub’s capabilities are increasingly important to utilities as they face long-term challenges to grid stability, including increasing load from electrification of transportation, the growing footprint of data centers and greater variability in generation as the grid decarbonizes.

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

Our Technology

Cloud Services Platform

Our internal engineering teams have designed and developed our core technology. As an industry leader, we believe we have robust cloud service platforms for intelligently connected properties. Our cloud services platforms manage communication with the system at the property, intelligently direct alerts and notifications, learn patterns and identify anomalies and manage video processing and storage. Additionally, our platforms enable device integrations through application program interfaces, or APIs, and offer our service provider partners extensive workflow efficiency services.

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

◦Alarm.com Smart Thermostats. Our Smart Thermostats combine elegant design, sophisticated cloud services, advanced energy management features and a simplified installation process. They were designed by our Building36 and device engineering teams to work in concert with other devices in the connected property. Our Smart Thermostats communicate with the Alarm.com communications module via Z-wave and support both battery power and common wire power installation.

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

◦Shooter Detection Systems. The Guardian system from Shooter Detection Systems includes proprietary, dual-mode gunshot sensors that are installed to help protect people against active shooter threats. Each gunshot sensor uses a dual-mode detection technology that combines acoustic sensors with specialized infrared flash detectors. Proprietary gunshot detection software algorithms maximize detection and minimize false positives. Gunshot sensors communicate to the Guardian Gateway Software, which provides notification pathways to first responders and building occupants, and enables cloud-based capabilities such as the Guardian situational awareness application that tracks and maps gunshot events. Beginning in 2023, Shooter Detection Systems gunshot detection became available as a SaaS solution integrated with Alarm.com for commercial properties. The integrated solution allows subscribers to monitor and track the location of gunshots, quickly view videos of the time and place that gunshots occurred and share critical situational awareness information with first responders with no onsite software installation required.

Research and Development

We invest substantial resources in research and development to enhance our platforms and applications, support our technology infrastructure, develop new capabilities and conduct quality assurance testing. We expect to invest significantly in continued research and development efforts to expand the capabilities of our technology and our market opportunities. Our research and development of new products and services is a multidisciplinary effort across our product management, program management, software engineering, device engineering, quality engineering, configuration management and network operations teams.

Service Provider Partner Network

Our trusted service provider partner network is key in driving the adoption of connected home and commercial solutions. Our solutions are sold, installed, and serviced by a network of independent licensed, professional service provider partners. Our channel network of active service provider partners includes smaller local providers, larger regional providers and national service providers. We have also seen growth in other areas of our channel network, including new providers in the intelligent automation, HVAC, property management, network operator and insurance markets.

We believe this highly trusted, established network is a core strength that enables an efficient and scalable customer acquisition model, allowing us to focus on technology innovation. We also believe that the combination of our solutions and our service provider partners’ expertise is the most effective way to drive mass market adoption of intelligently connected properties.

The traditional security and home automation market is highly fragmented. According to the Barnes Buchanan 2026 Security Alarm Industry Overview and Update report, the top six dealers represented approximately 37% of all industry recurring monthly revenue in 2024. The distribution of revenue among our service provider partners is reflective of the industry overall. ADT LLC, or ADT, represented greater than 15% but not more than 20% of our revenue in each of 2023, 2024 and 2025.

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

Service Provider Partner Support

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

Our Competition

The market in which we participate for connected property solutions is fragmented, highly competitive and constantly evolving. We expect competition to continue from existing competitors as well as potential new market entrants in the interactive security, video monitoring, intelligent automation and energy management markets. Our current competitors include providers of other technology platforms for the connected property with interactive security, including Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), Ajax Systems CH, Avigilon Corporation, Brivo Inc., Digital Monitoring Products

Inc., Hangzhou Hikvision Digital Technology Co., Ltd., Honeywell International Inc., Napco Security Technologies, Inc., Resideo Technologies Inc., SecureNet Technologies, LLC, Telular Corporation (acquired by AMETEK, Inc.), and Verkada Inc., which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers and may also be sold through our partners, including companies like Abode Systems, Inc., Arlo Technologies, Inc., Cove Smart, LLC, Scout Security, Inc. and SimpliSafe, Inc. In addition, our service provider partners compete with security solutions sold directly to subscribers, as well as managed service providers, such as cable television, telephone and broadband companies like Comcast Cable Communications, LLC and Rogers Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. and Wyze Labs, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories, including video cameras and doorbells, to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large and small technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader smart home market.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, distribution and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging home automation, security monitoring, video monitoring and automation, and energy management companies as well as large technology companies. In addition, there may be new technologies that are introduced that reduce demand for our solutions or make them obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and negatively affect our ability to grow our business. We believe the principal competitive factors in the connected property market include the following:

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

As of December 31, 2025, we owned 976 issued United States utility patents, one issued United States design patent and 373 issued international patents. We continue to broaden our intellectual property portfolio and file patent applications and as of December 31, 2025, we had 141 pending utility patent applications and 24 pending provisional patent applications filed in the United States. We also had 125 pending international patent applications and six international patent applications pending under the Patent Cooperation Treaty. The claims for which we have sought patent protection apply to a wide array of our products and services, including those of our subsidiaries and acquired businesses. Our portfolio of patents and patent applications applies broadly to the features and functionality of the various technology platforms we maintain as well as potential new products, services and offerings. We also have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software.

We also rely on several registered and unregistered trademarks to protect our brand. Our trademarks include 72 registered trademarks in the United States, including Alarm.com and the Alarm.com logo and design, 17 registered trademarks in Canada, 12 in the United Kingdom, and 12 in the European Union.

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

Environmental and Corporate Governance Matters

Environmental

To operate long-term, we need to ensure our local communities and the natural environment are thriving. To help meet these goals we intend to continue promoting, providing and investing in the further development of solutions that can help reduce energy waste and facilitate water conservation. These include demand response programs, smart thermostats, energy management solutions, solar monitoring solutions, whole home water safety solutions and advanced functionality within the Alarm.com app.

Our demand response programs manage over 2.5 million connected devices for more than 120 energy utilities in North America. These programs support energy utilities as they pursue ambitious clean energy goals.

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

Our whole home water safety solution can intelligently manage humidity levels, detect leaks, shut off water to prevent flooding, and alert the subscriber about conditions that can lead to burst pipes and if a sump pump fails.

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

We continue to prioritize the health and safety of our employees. We partner with a company that supports holistic well-being through a variety of trainings and information sessions offered throughout the year. We also provide virtual healthcare benefits to employees, making it safer and more convenient to get the care they need. In addition to primary care, this added benefit includes care navigation, mental health services and fitness coaching. We also provide free access to a meditation and mindfulness app that promotes well-being through guided exercises for sleep, focus and movement. We also partnered with a company that provides various family care benefits, including back-up care and access to a self-service, searchable database of providers for child, adult dependent and pet care needs. Further, we offer a lifestyle spending account to reimburse employees for up to $300 per year in wellness-related expenses, such as exercise equipment, gym memberships, fitness trackers and weight loss programs. We also offer a charitable giving reimbursement program to our employees, in which they receive a partial reimbursement for charitable contributions made to 501(c)(3) organizations.

As of December 31, 2025, we had 2,058 full-time employees, including 607 in sales and marketing, 1,150 in research and development, 235 in a general and administrative capacity and 66 who manufacture hardware for our suite of IoT solutions. As of December 31, 2025, we had 1,768 employees in our Alarm.com segment and 290 employees in our Other segment. We also engage consultants and temporary employees from time to time. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

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

Historically, we have completed acquisitions of complementary companies or their technologies. Some of our prior acquisitions of companies include:

•On October 21, 2019, we acquired 85% of the issued and outstanding capital stock of PC Open Incorporated, a Washington corporation, doing business as OpenEye. OpenEye provides cloud-managed video surveillance solutions for the enterprise commercial market. As of December 31, 2025, our ownership interest had increased to 89%.

•On December 14, 2020, we acquired 100% of the issued and outstanding ownership interest units of Shooter Detection Systems, LLC, or SDS. SDS is a provider of a gunshot detection solution that helps alert employees and the public against active shooter threats.

•On September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc., or Noonlight. Noonlight provides a connected safety and event management software and services platform that enables new applications and provides enhanced emergency response capabilities. The acquisition of Noonlight has helped enhance our comprehensive suite of interactive cloud-based services, allow us to expand markets for emergency response services as well as accelerate innovation in those services. As of December 31, 2025, our ownership interest had increased to 99%.

•On January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS, an international producer of universal smart communicator devices, headquartered in Warsaw, Poland. This acquisition has assisted in the continued expansion of our international operations as well as benefited our supply chain operations.

•On February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT. CHeKT provides a RVM service for central station operators that is compatible with a variety of cameras. The acquisition of CHeKT has helped expand our opportunity to provide RVM solutions in the commercial and residential markets.

•On August 15, 2025, EnergyHub, Inc., or EnergyHub, one of our wholly-owned subsidiaries, acquired all of the issued and outstanding shares of capital stock of Bridge to Renewables, Inc., or BTR. BTR provides a managed charging solution for electric vehicle manufacturers and drivers. BTR’s technology integrates directly into a vehicle’s native mobile app, delivering utility program enrollment, charging insights and incentives to electric vehicle drivers. The acquisition is anticipated to expand EnergyHub’s ecosystem of automotive partners and strengthen its end-to-end managed charging offering, supporting improved driver engagement and grid optimization for utility clients.

•On November 21, 2025, EnergyHub acquired 100% of the issued and outstanding shares of capital stock of Zona NewCo, LLC, which acquired substantially all of the assets and liabilities of Resideo Grid Services, or RGS, from Resideo Technologies, Inc. RGS provides demand response aggregation and program management services for utilities. The acquisition is anticipated to strengthen EnergyHub’s position in the demand response market and make its multi-DERs solutions available to RGS customers.

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

•On March 8, 2017, we acquired certain assets related to the Connect business unit of Icontrol Networks, Inc., or Icontrol, and all of the outstanding equity interests of the two subsidiaries through which Icontrol conducted its Piper business. Connect provides a custom, on-premise interactive security and home automation platform for ADT Pulse® and several other service providers. Piper provided an all-in-one video and home automation hub.

•In September 2019, we acquired certain assets from an unrelated third party. In March of 2020, we acquired certain additional assets from two separate unrelated parties. Substantially all of the assets acquired in September 2019 and March 2020 consisted of in-process research and development, or IPR&D. The acquisitions of the IPR&D have furthered our commitment to make significant investments in innovative research and development in the intelligently connected property market to broaden our suite of solutions as well as strengthen our smart intercom capability.

•In December of 2021, we acquired certain assets from an unrelated party. Substantially all of the assets acquired consisted of developed technology. The acquisition of the developed technology has continued to advance our load-shaping energy management solution allowing additional devices to participate in utility programs that reduce or shift power consumption during peak demand periods.

•On April 21, 2023, we acquired certain assets of Vintra, Inc., or Vintra. Substantially all of the acquired assets consisted of developed technology. The acquisition of the developed technology has expanded Alarm.com's learning program and accelerated deployment of advanced video analytics solutions for the Alarm.com and OpenEye platforms.

•On November 22, 2024, we acquired certain assets of Kapacity.io, which have helped accelerate deployment of a cloud-based demand response platform internationally for our EnergyHub subsidiary.

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

Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we provide notifications of news or announcements regarding our business and financial performance, SEC filings, investor events, and our press and earnings releases, as part of our investor relations website. Investors and others can receive real-time notifications of new information posted on our investor relations website by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines and board committee charters, is also available on our investor relations website under the heading "Governance." The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Annual Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the years ended December 31, 2025, 2024 and 2023.

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

There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada and Mexico, with respect to trade policies, treaties, tariffs, customs duties, sanctions and taxes. In particular, the U.S. government has imposed tariffs on products imported from certain countries, and some countries have responded with new or increased tariffs of their own. The amount of the import tariff and the number of products subject to tariffs have changed numerous times based on action by the U.S. government. These imposed and announced tariffs have impacted, or have the potential to impact, our imports from other countries.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $881.7 million in 2023 to $1.0112 billion in 2025. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We increased our number of full-time employees from 1,733 as of December 31, 2022 to 2,058 as of December 31, 2025. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

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

In addition, because certain of our products require government certification before they can be sold, our business could be harmed by delays in obtaining these certifications. For instance, the U.S. government shutdown that occurred during part of the fourth quarter of 2025 significantly limited the FCC’s ability to approve new products, which caused delays in the launch of certain new products. Any prolonged delay in receiving required certifications for our new or existing products could materially and adversely affect our business, financial condition, and results of operations.

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

We compete in several markets, including security, video, automation and energy management solutions. The markets in which we participate are highly competitive and competition may intensify in the future.

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

Consumers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In the event a consumer decides to evaluate a new home automation, security monitoring, video monitoring, or energy management solution, the consumer may be more inclined to select one of our competitors whose product offerings are broader than those that we offer. In addition, consumers may prefer to purchase products that they can install themselves. If there are continuing restrictions on our service providers’ ability to meet with residential and commercial property owners in person, our ability to compete will depend on our ability to make our products available for remote installation or to make certain of our products easily installable by consumers rather than solely by our service providers.

Our current competitors include providers of other technology platforms for the connected property with interactive security, including Alula (formed following the merger of ipDatatel, LLC and Resolution Products, LLC), Ajax Systems CH, Avigilon Corporation, Brivo Inc., Digital Monitoring Products Inc., Hangzhou Hikvision Digital Technology Co., Ltd., Honeywell International Inc., Napco Security Technologies, Inc., Resideo Technologies Inc., SecureNet Technologies, LLC, Telular Corporation (acquired by AMETEK, Inc.), and Verkada Inc., which sell solutions to service providers, cable operators, technology retailers and other residential and commercial automation providers. We also compete with interactive, monitored security solutions sold directly to subscribers and may also be sold through our partners, including companies like Abode Systems, Inc., Arlo Technologies, Inc., Cove Smart, LLC, Scout Security, Inc. and SimpliSafe, Inc. In addition, our service provider partners compete with security solutions sold directly to subscribers, as well as managed service providers, such as cable television, telephone and broadband companies like Comcast Cable Communications, LLC and Rogers Communications, Inc., and providers of point products, including Google Inc.'s Nest Labs, Inc. Amazon.com offers Amazon Home Services security packages with bundled equipment and professional installation, and Amazon Key, a security camera and smart lock integration feature. Ring Inc., owned by Amazon.com, offers a connected video doorbell, video cameras and an integrated security system, Ring Alarm. Samsung's SmartThings offers a security system and a home automation and awareness hub. Arlo Technologies, Inc. and Wyze Labs, Inc. offers connected video cameras, a connected video doorbell, and smart security devices. Apple Inc. offers a feature that allows some manufacturers’ connected devices and accessories, including video cameras and doorbells, to be controlled through its HomeKit service available in Apple’s iOS operating system. Additionally, Canary and other companies offer all in one video monitoring and awareness devices. In addition, we may compete with other large and small technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader smart home market.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, distribution and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging home automation, security monitoring, video monitoring and automation, and energy management companies as well as large technology companies. In addition, there may be new technologies that are introduced that reduce demand for our solutions or make them obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and negatively affect our ability to grow our business.

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

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, attacks on our cloud networks, phishing attempts, social engineering attempts, distributed denial of service attacks and other advanced persistent threats or malicious software programs that attack our products and services, our networks and network endpoints or otherwise exploit any security vulnerabilities of our products, services and networks, or those of our third-party service providers. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments, including AI, will not compromise or breach the technology protecting the networks that access our platforms and solutions, including the networks of our third-party service providers, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. We continue to follow our previously implemented hybrid return to office plan that includes mandatory in-office workdays and voluntary remote workdays, which may make us more vulnerable to cyber-attacks or other security breaches.

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

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service provider partners. We market and sell our platforms and solutions through a channel assisted sales model and we derive substantially all of our revenue from these service provider partners. We generally enter into agreements with our service provider partners outlining the terms of our relationship, including service provider pricing commitments, installation, maintenance and support requirements, and our sales registration process for registering potential sales to subscribers. These service provider contracts typically have an initial term of one year, with subsequent renewal terms of one year, and are terminable at the end of the initial term or renewal terms without cause upon written notice to the other party. In some cases, these contracts provide the service provider partner with the right to terminate prior to the expiration of the term without cause upon 30 days written notice, or, in the case of certain termination events, the right to terminate the contract immediately. While we have developed a network of service provider partners to sell, install and support our platforms and solutions, we receive a substantial portion of our revenue from a limited number of channel partners and significant customers. During the years ended December 31, 2025, 2024 and 2023, our 10 largest revenue service provider partners or distributors accounted for 45%, 46% and 50% of our revenue, respectively. ADT represented greater than 15% but not more than 20% of our revenue in 2025, 2024 and 2023.

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

We depend on our suppliers. The loss of any key supplier, or their inability to deliver products or components to us on time, with sufficient availability, or at stable prices would materially and adversely affect our business, financial condition, cash flows and results of operations.

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including volatile pricing, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including unpredictable availability of components and reduced control over delivery schedules and significant increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the general global shortage of semiconductors used in our video, cellular communicator, and other products has eased, manufacturers are increasingly shifting production capacity toward high-performance semiconductors required for AI applications. This shift limits the manufacturing capacity available for the components we utilize, creating significant risks regarding the availability and pricing of components essential to our products, including, for example, semiconductor memory such as DRAM and NAND. These supply constraints significantly increased lead times for obtaining such components may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we may be required to pay significantly higher prices for them, which could adversely affect our profitability. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 44% of our hardware revenue for the year ended December 31, 2025 (26%, 10% and 8% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The market for solutions that bring objects and systems not typically connected to the Internet, such as home automation, security monitoring, video monitoring and energy management solutions, into an Internet-like structure is still developing, and it is uncertain how rapidly or how consistently this market will continue to develop and the degree to which our platforms and solutions will be accepted into the markets in which we operate. Some consumers may be reluctant or unwilling to use our platforms and solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs, concerns about data privacy and lack of awareness of the benefits of our platforms and solutions. Our ability to expand the sales of our platforms and solutions into new markets depends on several factors, including the awareness of our platforms and solutions, the timely completion, introduction and market acceptance of our platforms and solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with service providers, the effectiveness of our marketing programs, the costs of our platforms and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our platforms and solutions into new markets, or if consumers do not perceive or value the benefits of our platforms and solutions, the market for our platforms and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. For example, on November 21, 2025, EnergyHub acquired 100% of the issued and outstanding shares of capital stock of Zona NewCo, LLC, which acquired substantially all of the assets and liabilities of Resideo Grid Services, or RGS, from Resideo Technologies, Inc.; on August 15, 2025, EnergyHub acquired all of the issued and outstanding shares of capital stock of BTR; on February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT; on November 22, 2024, we acquired certain assets of Kapacity.io; on April 21, 2023, we acquired certain assets of Vintra; on January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS; on September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc.; on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye; and on December 14, 2020, we acquired Shooter Detection Systems, LLC. Additionally, on December 16, 2021, our EnergyHub subsidiary acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

We have incorporated, and expect to continue to incorporate in the future, AI solutions into our operations and product offerings, and the use of AI involves various risks and challenges that could adversely affect our business, financial condition or results of operations. We currently use AI to help improve our business management solutions for service provider partners, advance our data analytics engine and increase efficiency in our internal operations. For example, we leverage large language models for the Gopher Info feature of our service provider solutions, an AI-powered chatbot assistant for technicians and service providers designed to improve service provider efficiency and operations. The use, development and deployment of AI systems or the AI systems of third-party AI vendors involve inherent technical complexities and uncertainties, and these AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

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

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, in a private placement to qualified institutional buyers, or the 2026 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We used some of the proceeds to repay the $110.0 million outstanding principal balance under our credit facility and also used some of the proceeds to pay accrued interest, fees and expenses related to our credit facility, which was terminated effective January 20, 2021. On January 14, 2026, we paid $500.0 million in aggregate principal amount to holders of the 2026 Notes, fully settling the outstanding balance. The settlement was funded with cash on hand, consistent with our stated intent, with no shares of common stock issued. On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, in a private placement to qualified institutional buyers, or the 2029 Notes. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. We used $63.1 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions and used $75.0 million to repurchase 1,117,068 shares of our common stock concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. We are using the remaining net proceeds from the issuance of the 2029 Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, other repurchases of our common stock, and for working capital, operating expenses and capital expenditures. We invested a portion of the proceeds in a portfolio of securities and other investments. We cannot give assurances that the assets in our investment portfolio will not lose value, become impaired or suffer from illiquidity.

Our overall leverage and certain obligations contained in the related documentation could adversely affect our financial health and business and future operations by, among other things:

•making it more difficult to satisfy our obligations, including under the terms of the 2029 Notes;

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

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. For example, on January 20, 2021, we issued the 2026 Notes and on May 31, 2024, we issued the 2029 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. On January 14, 2026, we paid $500.0 million in aggregate principal amount to holders of the 2026 Notes, fully settling the outstanding balance. The settlement was funded with cash on hand, consistent with our stated intent, with no shares of common stock issued. We may require additional capital to respond to the significant uncertainty arising from the Macroeconomic Conditions and we may not be able to timely secure additional debt or equity financing on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited. See “Risks Related to our Outstanding Convertible Senior Notes” below for further details on risks related to the 2029 Notes.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2025, we had $324.3 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

Legislative changes in the U.S. and other countries could increase our tax liability and adversely affect our after-tax profitability. For example, on July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted in the United States. The OBBBA includes a broad range of tax provisions that impact the timing and the magnitude of certain key tax deductions, including the permanent reinstatement of the full and immediate deduction for domestic research and development expenditures in the year such costs are incurred, the 100% first-year bonus depreciation deduction and various international tax changes. Further, in August 2022, the Inflation Reduction Act of 2022 was enacted in the United States which, among other provisions, includes a minimum 15.0% tax on companies that have a three-year average annual adjusted financial statement income of more than $1.0 billion and a 1.0% excise tax on the value of net corporate stock repurchases. Both provisions became effective on January 1, 2023. Economic and political considerations make additional tax rules in the United States and other applicable jurisdictions subject to significant change, and changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

In addition, there is a continued interest within the European Union, Canada and other jurisdictions to apply new taxes on companies participating in the digital economy. Such tax rule changes could materially and adversely affect our cash flows and financial results.

We may be subject to additional tax liabilities, which would harm our results of operations.

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect and remit such taxes in the future. In 2021, the Organization for Economic Cooperation and Development, or OECD, released Pillar Two Model Rules which would require a global minimum tax rate of 15% on companies with revenues of at least 750.0 million Euros. While it is currently unlikely the U.S. will enact legislation to adopt the minimum tax directive, the European Union and certain other countries in which we operate have adopted such legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Under a transitional safe harbor rule applicable to us through our year ended December 31, 2025, the undertaxed profits rule top-up tax was zero for each year of the transition period if that jurisdiction has a corporate tax rate of at least 20%. On January 5, 2026, the OECD released a “side-by-side package” of administrative guidance which would exempt U.S. headquartered companies from the Pillar Two income inclusion and the undertaxed profits rules beginning in 2026; however, we may continue to be subject to qualified domestic minimum top-up taxes in the jurisdictions in which we operate. The side-by-side safe harbor administrative guidance will generally need to be incorporated into local tax legislation to be effective.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 5%, 6% and 4% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. Accordingly, these shares may be able to be sold freely in the public market upon issuance as permitted by any applicable vesting requirements. See “Conversion of the 2029 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock” below for further details on the risks related to the dilutive impact of the 2029 Notes.

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

Risks Related to our Outstanding Convertible Senior Notes

We may not have the ability to raise the funds necessary to settle cash conversions of the 2029 Notes or to repurchase the 2029 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Notes.

On January 20, 2021, we issued the 2026 Notes. We received proceeds from the issuance of the 2026 Notes of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. On January 14, 2026, we paid $500.0 million in aggregate principal amount to holders of the 2026 Notes, fully settling the outstanding balance. The settlement was funded with cash on hand, consistent with our stated intent, with no shares of common stock issued. On May 31, 2024, we issued the 2029 Notes. The terms of the 2029 Notes are governed by an Indenture, or the 2029 Indenture, by and between Alarm.com Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are senior unsecured obligations that bear interest at a rate of 2.25% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on

December 1, 2024, and the principal amount of the 2029 Notes will not accrete. We received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs.

Holders of the 2029 Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid special interest or interest, if any, as defined in the 2029 Indenture. In addition, upon conversion of the 2029 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2029 Notes being converted as defined in the 2029 Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2029 Notes surrendered therefor or pay cash with respect to 2029 Notes being converted. In addition, our ability to repurchase the 2029 Notes or to pay cash upon conversions of the 2029 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2029 Notes at a time when the repurchase is required by the 2029 Indenture or to pay any cash payable on future conversions of the 2029 Notes as required by the 2029 Indenture would constitute a default under the 2029 Indenture. A default under the 2029 Indenture governing the 2029 Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2029 Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2029 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2029 Notes is triggered, holders of 2029 Notes will be entitled to convert the 2029 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the 2029 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the 2029 Notes may dilute the ownership interests of our stockholders. Upon conversion of the 2029 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2029 Notes may encourage short selling by market participants because the conversion of the 2029 Notes could be used to satisfy short positions, or anticipated conversion of the 2029 Notes into shares of our common stock could depress the price of our common stock.

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

We have established an Information Security team led by our Chief Information Officer, who has over 30 years of experience in information technology and cloud operations. Our Information Security team is responsible for assessing, identifying and managing risks from cybersecurity threats. Managing cybersecurity risk has been integrated into our overall risk management system and is a priority that we monitor and review regularly with our board of directors. The Information Security team works closely with our Legal team to make determinations whether a cybersecurity incident has occurred and whether the incident has materially impacted or is reasonably likely to materially impact us. If a cybersecurity incident is deemed material, the incident would be communicated to various members of the Alarm.com leadership team and with the board of directors. The board of directors oversees our overall risk management system, including cybersecurity risks. The Chief Information Officer presents at Board meetings and discusses specific risk areas, including those relating to cybersecurity.

To date, there have not been any cybersecurity threats or incidents that have materially impacted or are reasonably likely to materially impact our business strategy, results of operations or financial condition. Refer to Item 1A. “Risk Factors” for a discussion of risks related to data security and the associated risks to our business.

ITEM 2. PROPERTIES

Our Facilities

Our principal office is located in Tysons, Virginia and is used by our Alarm.com segment for sales and marketing, research and development, customer service and administrative purposes. As of December 31, 2025, we occupied 250,210 square feet of commercial space in our principal office under a lease we entered into in August 2014 that is scheduled to expire in 2034. This lease agreement has been periodically amended to expand our square footage as we have continued to grow, including the most recent expansions in 2024 and 2025.

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

ITEM 3. LEGAL PROCEEDINGS

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Three of the patents were found unpatentable in reexamination. The decision with respect to one of the patents was affirmed by the United States Court of Appeals for the Federal Circuit, or Federal Circuit, on January 21, 2026, EcoFactor filed an appeal of the decision with respect to the second patent with the Federal Circuit on November 20, 2025, and EcoFactor is appealing the rejection of the third patent to the Patent Trial and Appeal Board, or PTAB, having filed its appeal brief on June 10, 2024. Ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the PTAB in inter partes review, and all claims were canceled on February 1, 2024.

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

On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam is seeking preliminary and permanent injunctions, enhanced damages and attorneys’ fees. Causam had previously asserted the same four patents against us in a July 2021 complaint with the ITC. In February 2023, the ITC found in favor of Alarm.com and Causam’s appeal of the decision with respect to one patent was dismissed as moot on October 15, 2025 based on the Federal Circuit’s affirmance, on the same day, of a PTAB decision that found the patent at issue in the appeal is invalid. Separately, the Federal Circuit affirmed a PTAB decision finding a second of the asserted patents invalid on September 5, 2025. Before we responded to Causam’s district court complaint, the court issued a stay of the case until the ITC investigation was finally resolved. Now that the appeal proceedings have been completed in the ITC investigation, Causam may seek to pursue the district court lawsuit.

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

We may also be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our legal proceedings, see Note 14 to our consolidated financial statements for additional information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The Nasdaq Global Select Market on June 26, 2015 and trades under the symbol “ALRM.” Prior to June 26, 2015, there was no public market for our common stock. On February 12, 2026, the closing price of our common stock on The Nasdaq Global Select Market was $45.62 per share.

Holders

As of February 12, 2026, there were 19 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Beginning with this Annual Report on Form 10‑K, we have revised the indexes used for comparison in the stock performance graph. In prior filings, the stock performance graph compared the cumulative total return of our common stock to the Standard & Poor's 500 Index, or S&P 500 Index, and the Nasdaq Composite Index. We believe the Russell 2000 Index and the S&P North American Expanded Technology Software Index provide a more appropriate comparison group for our business. Accordingly, the stock performance graph now compares the cumulative total return of our common stock to these indexes. We believe these indexes provide a more relevant benchmark for evaluating our stock performance because they more closely reflect the market capitalization profile and industry characteristics of our business and peer companies.

This change in indexes affects only the presentation of the stock performance graph and does not reflect any change in our business, operations or strategy. For purposes of comparison, the stock performance graph for the current year includes both the historical indexes and the new indexes. The S&P 500 Index and Nasdaq Composite Index will not be included in future stock performance graphs.

The following graph shows a comparison for the period from December 31, 2020 through December 31, 2025 of the cumulative total return for (i) our common stock, (ii) the Nasdaq Composite Index, (iii) S&P 500 Index, (iv) the Russell 2000 Index and (v) the S&P North American Expanded Technology Software Index, assuming an initial investment of $100 on the last trading day for the fiscal year ended December 31, 2020 and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

$200
$150
$100
$50
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Dec 31, 2025
Alarm.com Holdings, Inc.
Nasdaq Composite
S&P 500
Russell 2000 Index
S&P North American Expanded Technology Software Index

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

We utilize our stock repurchase program in an effort to return surplus cash to stockholders when we believe the repurchase of such shares represents an attractive allocation of capital. Our board of directors determines repurchase program amounts through an analysis of projected capital needs to sustain growth as well as to meet other investing and financing criteria. In determining whether to authorize repurchases and the size of the repurchase program, our board of directors considers whether we have funds legally available to repurchase shares of common stock and various alternative uses for our cash and cash equivalents.

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

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 to October 31, 2025	—	$—	—	$77,580,956
November 1 to November 30, 2025	99,426	50.00	99,426	72,609,851
December 1 to December 31, 2025	273,574	51.80	273,574	58,438,881
Total	373,000	$51.32	373,000

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

Overview

Alarm.com is the leading platform for intelligently connected properties. Our cloud-based platform offers an expansive suite of IoT solutions addressing global opportunities in the residential, multi-family, small business, enterprise commercial and energy markets. Alarm.com’s solution suite includes security, video surveillance and video analytics, energy management, access control, electric utility grid management, active shooter detection, water management, personal safety and data-rich emergency response. During 2025, our platforms processed more than 365 billion data points generated by over 170 million connected devices. We believe this scale of subscribers, connected devices and data operations makes us the leader in the connected property market.

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

The Alarm.com platform enables our service provider partners to address the needs of a broad range of residential and commercial customers. They can deploy interactive security, video monitoring, property automation, access control, energy management, gunshot detection, water management, vehicle and fleet management, and personal safety solutions as stand-alone offerings or as integrated solutions.

Executive Overview and Highlights of 2025 and 2024 Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners, who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 68%, 67% and 65% of our revenue in 2025, 2024 and 2023, respectively.

We also generate SaaS and license revenue from monthly fees charged to service providers on a per subscriber basis for access to our non-hosted software platform, or Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Software license revenue represented 2%, 2% and 3% of our revenue in 2025, 2024 and 2023, respectively.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 32%, 33% and 35% of our revenue in 2025, 2024 and 2023, respectively. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Annual Report include:

•SaaS and license revenue increased 9% to $689.4 million in 2025 from $631.2 million in 2024. SaaS and license revenue increased 11% to $631.2 million in 2024 from $569.2 million in 2023. Software license revenue decreased to $17.7 million in 2025 from $20.3 million in 2024. Software license revenue decreased to $20.3 million in 2024 from $23.2 million in 2023.

•Total revenue increased 8% to $1.0112 billion in 2025 from $939.8 million in 2024. Total revenue increased 7% to $939.8 million in 2024 from $881.7 million in 2023.

•Net income increased 7% to $131.6 million in 2025 from $122.5 million in 2024. Net income increased 52% to $122.5 million in 2024 from $80.3 million in 2023. Net income attributable to common stockholders increased 7% to $132.6 million in 2025 from $124.1 million in 2024. Net income attributable to common stockholders increased 53% to $124.1 million in 2024 from $81.0 million in 2023.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $206.0 million in 2025 from $176.2 million in 2024. Non-GAAP adjusted EBITDA increased to $176.2 million in 2024 from $154.0 million in 2023.

Please see Non-GAAP Measures below in this section of this Annual Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with GAAP, for the years ended December 31, 2025, 2024 and 2023.

Historical Trends within the Financial Results

Information about current period and prior period acquisitions that may affect the comparability of our historical financial information is included in Item 1. Business – Governance – Corporate Information. Information about the 2029 Notes and the related interest expense as well as changes in legal costs, which may affect the comparability of historical financial information, is disclosed in the Comparison of Years Ended December 31, 2025 to December 31, 2024 section below within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Information about investments in unconsolidated entities accounted for under the equity method of accounting and the related equity method income from our investments in unconsolidated entities as well as acquisitions, which may affect the comparability of historical financial information, is disclosed in the Comparison of Years Ended December 31, 2025 to December 31, 2024 section below within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Geographic Areas

We believe there is significant opportunity to expand our international business, as 5% of our total revenue during the year ended December 31, 2025 originated from customers located outside of North America. Our products are currently localized and available in over 50 countries outside of North America.

Recent Developments

On November 20, 2025, we paid $30.1 million in cash to purchase 20.3% of the outstanding shares of Pronet. We do not have a controlling financial interest in Pronet, but based on the legal form of Pronet, our level of ownership and our extent of influence, we concluded that this equity investment in Pronet, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

On November 21, 2025, EnergyHub acquired 100% of the issued and outstanding shares of capital stock of RGS. RGS provides demand response aggregation and program management services for utilities. The acquisition is anticipated to strengthen EnergyHub’s position in the demand response market as well as make new demand energy response classes available to RGS customers. On November 21, 2025, in consideration for the purchase of 100% of the issued and outstanding shares of capital stock of RGS, we paid $77.2 million in cash. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of RGS as of the closing date, the purchase price increased by $1.6 million. The working capital adjustment is expected to be finalized during the first quarter of 2026. The purchase price allocation was not finalized as of the filing date of this Annual Report on Form 10-K and is primarily pending the final determination of the working capital adjustment.

On January 14, 2026, we paid $500.0 million in aggregate principal amount to holders of the 2026 Notes, fully settling the outstanding balance. The settlement was funded with cash on hand, consistent with our stated intent, with no shares of common stock issued.

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

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
SaaS and license revenue	$689,397	$631,198	$569,200
Non-GAAP adjusted EBITDA	206,005	176,239	153,967
SaaS and license revenue renewal rate	95%	95%	94%

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the years ended December 31, 2025, 2024 and 2023.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. As of December 31, 2025 and 2024, we had 66 and 74 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. Certain of these tariffs have been subsequently paused or modified, and the situation remains fluid. The United States and/or countries into which we import products have adjusted and/or imposed and may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The U.S. government has since announced several tariff framework agreements, including with countries where a significant portion of our hardware is produced. While we began passing through the costs of baseline tariffs to our customers in the second quarter of 2025, as of December 31, 2025, we had not yet adjusted those pass-throughs to account for certain newer tariffs at higher rates. As a result, we began to absorb those additional costs, which we expect will negatively impact our hardware revenue margins in 2026. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs, the outcome of pending legal challenges to their validity, how other countries respond to the U.S. tariffs, and the specific timing of when we implement higher pass-through costs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of each of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 2,010 employees as of January 1, 2025 to 2,058 employees as of December 31, 2025. We may continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 572 as of January 1, 2025 to 607 as of December 31, 2025. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We may increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions decreased from 237 as of January 1, 2025 to 235 as of December 31, 2025. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Annual Report titled "Legal Proceedings" for additional information regarding litigation matters.

Research and Development Expense. Research and development expense consists primarily of personnel and related expenses for our employees working on our product development and software and device engineering teams as well as employees supporting research and development efforts, including salaries, bonuses, stock-based compensation, benefits and other personnel costs. Also included are non-personnel costs such as consulting and professional fees paid to third-party development resources.

The number of employees in research and development functions increased from 1,127 as of January 1, 2025 to 1,150 as of December 31, 2025. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Expense

We record interest expense associated with our 2026 Notes and 2029 Notes. Interest expense in 2026 is expected to decrease as compared to 2025 due to the maturity of the 2026 Notes on January 15, 2026.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, our notes receivable and our restricted cash. Interest income in 2025 will depend, in part, on our use of cash and fluctuations in interest rates.

Other Income / (Expense), Net

Other income / (expense), net primarily consists of non-operating and miscellaneous expense and income, including the impacts of fluctuations in foreign currency exchange rates as well as gains and losses on equity securities.

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the year ended December 31, 2025, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes and other nondeductible expenses, partially offset by the impact of 2025 research and development tax credits claimed and a favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Income from Equity Method Investments, Net

Income from equity method investments, net primarily consists of our share of the net assets and net income / (losses) of our investees accounted for under the equity method, including the impacts of amortization expense related to basis differences.

Results of Operations

The following table sets forth our selected consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented. Certain previously reported amounts in the consolidated statements of operations for the year ended December 31, 2024 have been reclassified to conform to our current presentation to reflect income from equity method investments, net, as a separate line item, which was previously included in other income / (expense), net.

Consolidated Statements of Operations
	Year Ended December 31,
	2025		2024		2023
Revenue:
SaaS and license revenue	$689,397	68%	$631,198	67%	$569,200	65%
Hardware and other revenue	321,790	32	308,629	33	312,482	35
Total revenue	1,011,187	100	939,827	100	881,682	100
Cost of revenue(1):
Cost of SaaS and license revenue	96,200	10	89,512	10	85,898	10
Cost of hardware and other revenue	246,095	24	236,637	25	239,261	27
Total cost of revenue	342,295	34	326,149	35	325,159	37
Operating expenses:
Sales and marketing (2)	123,788	12	111,242	12	100,226	11
General and administrative (2)	110,418	11	108,879	12	112,930	13
Research and development (2)	270,229	27	255,878	27	245,114	28
Amortization and depreciation	30,819	3	29,131	3	31,424	4
Total operating expenses	535,254	53	505,130	54	489,694	56
Operating income	133,638	13	108,548	11	66,829	7
Interest expense	(17,294)	(2)	(11,426)	(1)	(3,429)	—
Interest income	45,617	5	47,359	5	29,801	3
Other income / (expense), net	4,645	—	(2,807)	—	4,624	1
Income before income taxes	166,606	16	141,674	15	97,825	11
Provision for income taxes	37,620	3	19,294	2	17,485	2
Income from equity method investments, net	(2,642)	—	(133)	—	—	—
Net income	$131,628	13%	$122,513	13%	$80,340	9%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense data:
Cost of hardware and other revenue	$—	$2	$5
Sales and marketing	2,441	2,833	3,522
General and administrative	10,474	13,080	13,028
Research and development	20,275	25,327	30,728
Total stock-based compensation expense	$33,190	$41,242	$47,283

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	14%	14%	15%
Cost of hardware and other revenue as a percentage of hardware and other revenue	76	77	77
Total cost of revenue as a percentage of total revenue	34%	35%	37%

Comparison of Years Ended December 31, 2025 to December 31, 2024

The following tables in this section set forth our selected consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the years ended December 31, 2025 and 2024.

Revenue

	Year Ended December 31,		% Change
Revenue:	2025	2024	2025 vs. 2024
SaaS and license revenue	$689,397	$631,198	9%
Hardware and other revenue	321,790	308,629	4
Total revenue	$1,011,187	$939,827	8%

The $71.4 million increase in total revenue in 2025, as compared to 2024, was the result of a $58.2 million, or 9%, increase in our SaaS and license revenue and a $13.2 million, or 4%, increase in our hardware and other revenue. Our software license revenue included within SaaS and license revenue decreased $2.6 million to $17.7 million in 2025, as compared to $20.3 million during 2024, primarily due to the result of the continuing transition of customers from non-hosted software to our cloud based hosted platform. The SaaS and license revenue for the Alarm.com segment increased $40.7 million in 2025, as compared to 2024, primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2024. The SaaS and license revenue for our Other segment increased $17.5 million in 2025, as compared to 2024, primarily due to an increase in sales of our energy management and demand response solutions as well as our property management solution. Hardware and other revenue, net of intersegment eliminations, in our Alarm.com segment increased $8.2 million in 2025, as compared to 2024, primarily due to the increases in the sale of perpetual licenses related to our video surveillance software as well as price increases we have implemented on certain products to cover a portion of our increases in costs. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $5.0 million in 2025, as compared to 2024, primarily due to sales of energy credits related to the acquisition of BTR as well as an increase in sales related to our property management solution.

Cost of Revenue

	Year Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Cost of revenue(1):
Cost of SaaS and license revenue	$96,200	$89,512	7%
Cost of hardware and other revenue	246,095	236,637	4
Total cost of revenue	$342,295	$326,149	5%
% of total revenue	34%	35%
_______________
(1) Excludes amortization and depreciation shown in operating expenses.

The $16.1 million increase in cost of revenue in 2025, as compared to 2024, was the result of a $9.5 million, or 4%, increase in cost of hardware and other revenue, and a $6.6 million, or 7%, increase in cost of SaaS and license revenue. Our cost of software license revenue included within cost of SaaS and license revenue was $0.4 million and $0.6 million during 2025 and 2024, respectively. The cost of hardware and other revenue for the Alarm.com segment increased $4.9 million in 2025, as compared to 2024, primarily due to an increase in the number of hardware units sold related to our video surveillance software. The cost of hardware and other revenue for the Other segment increased $4.6 million in 2025, as compared to 2024, primarily due to costs associated with sales of energy credits related to the acquisition of BTR and an increase in the number of hardware units shipped related to our property management solution. The cost of SaaS and license revenue for the Other segment increased $5.3 million in 2025, as compared to 2024, primarily due to an increase in sales of our energy management and demand response solutions, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $1.3 million in 2025, as compared to 2024, primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 76% and 77% in 2025 and 2024, respectively. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 14% and 14% in 2025 and 2024, respectively. The decrease in cost of SaaS and license revenue as a percentage of SaaS and license revenue in 2025, as compared to 2024, is a reflection of the mix of sales and services during the periods. Cost of software license revenue as a percentage of software license revenue was 2% and 3% in 2025 and 2024, respectively.

Sales and Marketing Expense

	Year Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Sales and marketing	$123,788	$111,242	11%
% of total revenue	12%	12%

The $12.5 million increase in sales and marketing expense in 2025, as compared to 2024, was primarily due to a $6.2 million increase in personnel and related costs for our Alarm.com segment, attributable in part to increases in the headcount for our sales team to support our growth, and a $2.4 million increase in marketing expense for our Alarm.com segment. Sales and marketing expense from our Other segment increased $3.4 million in 2025, as compared to 2024, primarily due to increases in personnel and related costs, attributable in part to increases in the headcount for our sales team. The overall number of employees in our sales and marketing teams increased from 572 as of December 31, 2024, to 607 as of December 31, 2025.

General and Administrative Expense

	Year Ended December 31,		% Change
	2025	2024	2025 vs. 2024
General and administrative	$110,418	$108,879	1%
% of total revenue	11%	12%

The $1.5 million increase in general and administrative expense in 2025, as compared to 2024, was primarily due to a $3.1 million increase in our expenses for external consultants and a $2.5 million increase in personnel and related costs for our Alarm.com segment. These increases in general and administrative expense are partially offset by a $2.8 million decrease in the provision for credit losses for our Alarm.com segment primarily related to credit loss expense recorded in 2024 related to a loan we previously provided to an affiliated entity of one of our distribution partners that did not occur in 2025, as well as a decrease of $1.1 million in recruiting costs for our Alarm.com segment. General and administrative expenses from our Other segment increased by $0.3 million in 2025, as compared to 2024, primarily due to an increase in legal costs. The overall number of employees in general and administrative functions decreased from 237 as of December 31, 2024, to 235 as of December 31, 2025.

Research and Development Expense

	Year Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Research and development	$270,229	$255,878	6%
% of total revenue	27%	27%

The $14.4 million increase in research and development expense in 2025, as compared to 2024, was primarily due to a $4.3 million increase in personnel and related costs for our Alarm.com segment, attributable in part to an increase in headcount of employees in research and development functions, a $3.5 million increase in our expenses for external consultants and a $2.0 million increase in expenses for software licenses for our Alarm.com segment. Research and development expense from our Other segment increased by $3.0 million in 2025, as compared to 2024, primarily due to an increase in personnel and related costs. The overall number of employees in research and development functions increased from 1,127 as of December 31, 2024, to 1,150 as of December 31, 2025.

Amortization and Depreciation

	Year Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Amortization and depreciation	$30,819	$29,131	6%
% of total revenue	3%	3%

Amortization and depreciation increased $1.7 million in 2025, as compared to 2024, primarily due to intangible assets that were acquired in connection with the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT on February 10, 2025, the purchase of 100% of the issued and outstanding shares of capital stock of BTR on August 15, 2025, and the purchase of 100% of the issued and outstanding shares of capital stock of RGS on November 21, 2025, as well as changes in depreciation expense related to property and equipment.

Interest Expense

	Year Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Interest expense	$(17,294)	$(11,426)	51%
% of total revenue	(2)%	(1)%

Interest expense increased $5.9 million in 2025 as compared to 2024, primarily due to the interest expense and amortization of the debt issuance costs related to the 2029 Notes.

Interest Income

	Year Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Interest income	$45,617	$47,359	(4)%
% of total revenue	5%	5%

Interest income decreased $1.7 million in 2025 as compared to 2024, primarily due to a decrease in interest income earned on cash and cash equivalents from lower average interest rates and lower amounts of cash and cash equivalents during some of 2025, as compared to 2024.

Other Income / (Expense), Net

	Year Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Other income / (expense), net	$4,645	$(2,807)	(265)%
% of total revenue	—%	—%

Other income / (expense), net increased $7.5 million in 2025 primarily due to a $4.7 million gain on publicly traded equity securities within our treasury portfolio and a $2.0 million gain on fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Year Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Provision for income taxes	$37,620	$19,294	95%
% of total revenue	3%	2%

The provision for income taxes increased $18.3 million in 2025 as compared to 2024. Our effective tax rate was 22.6% in 2025 as compared to 13.6% in 2024. The increase in the provision for income taxes was primarily due to the increase in income before income taxes, a reduction in our foreign derived intangible income deduction and our research and development tax credits, a tax shortfall in employee stock-based compensation in 2025 as opposed to a windfall tax benefit recognized in 2024 and a less favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits recorded in 2025 as compared to a similar true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits recorded in 2024.

Income from Equity Method Investments, Net

	Year Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Income from equity method investments, net	$(2,642)	$(133)	1,886%
% of total revenue	—%	—%

Income from equity method investments, net increased $2.5 million in 2025, as compared to 2024, primarily due to the increase in our share of the net assets and net income of our investees accounted for under the equity method, partially offset by amortization expense related to basis differences in our equity method investments.

Comparison of Years Ended December 31, 2024 to December 31, 2023

A comparison of the years ended December 31, 2024 and 2023 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for intelligently connected properties and related solutions that contributed 91%, 92% and 93% of our revenue, net of intersegment eliminations, for the years ended December 31, 2025, 2024 and 2023, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue.

Our Alarm.com segment decreased from 1,773 employees as of January 1, 2025 to 1,768 employees as of December 31, 2025. Our Other segment increased from 237 employees as of January 1, 2025 to 290 employees as of December 31, 2025. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Year Ended December 31, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$605,261	$84,136	$—	$—	$689,397
Hardware and other revenue	314,389	11,599	(2,928)	(1,270)	321,790
Total revenue	919,650	95,735	(2,928)	(1,270)	1,011,187
Cost of SaaS and license revenue	69,986	26,214	354	(354)	96,200
Cost of hardware and other revenue	239,561	10,871	(2,871)	(1,466)	246,095
Total cost of revenue	309,547	37,085	(2,517)	(1,820)	342,295
Selling and marketing expense	98,039	25,749	—	—	123,788
General and administrative expense	102,647	7,771	—	—	110,418
Research and development expense	238,925	31,304	—	—	270,229
Amortization and depreciation expense	28,813	2,006	—	—	30,819
Total operating expenses	468,424	66,830	—	—	535,254
Operating income / (loss)	$141,679	$(8,180)	$(411)	$550	$133,638
Total assets	$2,181,210	$190,095	$(234,681)	$(33)	$2,136,591

Reconciliation of operating income to income before income taxes
Operating income					$133,638
Interest expense					(17,294)
Interest income					45,617
Other income / (expense), net					4,645
Income before income taxes					$166,606

	Year Ended December 31, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$564,513	$66,685	$—	$—	$631,198
Hardware and other revenue	306,074	5,979	(2,769)	(655)	308,629
Total revenue	870,587	72,664	(2,769)	(655)	939,827
Cost of SaaS and license revenue	68,666	20,809	329	(292)	89,512
Cost of hardware and other revenue	234,414	5,414	(2,630)	(561)	236,637
Total cost of revenue	303,080	26,223	(2,301)	(853)	326,149
Selling and marketing expense	88,899	22,343	—	—	111,242
General and administrative expense	101,401	7,478	—	—	108,879
Research and development expense	227,559	28,319	—	—	255,878
Amortization and depreciation expense	28,107	1,024	—	—	29,131
Total operating expenses	445,966	59,164	—	—	505,130
Operating income / (loss)	$121,541	$(12,723)	$(468)	$198	$108,548
Total assets	$2,081,214	$85,468	$(128,465)	$(9)	$2,038,208

Reconciliation of operating income to income before income taxes
Operating income					$108,548
Interest expense					(11,426)
Interest income					47,359
Other income / (expense), net					(2,807)
Income before income taxes					$141,674

	Year Ended December 31, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$514,673	$54,527	$—	$—	$569,200
Hardware and other revenue	309,778	6,501	(3,201)	(596)	312,482
Total revenue	824,451	61,028	(3,201)	(596)	881,682
Cost of SaaS and license revenue	71,639	17,852	(2,967)	(626)	85,898
Cost of hardware and other revenue	237,660	5,760	(3,771)	(388)	239,261
Total cost of revenue	309,299	23,612	(6,738)	(1,014)	325,159
Selling and marketing expense	82,672	17,554	—	—	100,226
General and administrative expense	107,475	5,935	(480)	—	112,930
Research and development expense	220,106	25,008	—	—	245,114
Amortization and depreciation expense	30,337	1,087	—	—	31,424
Total operating expenses	440,590	49,584	(480)	—	489,694
Operating income / (loss)	$74,562	$(12,168)	$4,017	$418	$66,829

Reconciliation of operating income to income before income taxes
Operating income					$66,829
Interest expense					(3,429)
Interest income					29,801
Other income / (expense), net					4,624
Income before income taxes					$97,825

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $17.7 million, $20.3 million and $23.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2025, 2024 and 2023. Cash additions to property and equipment were $16.2 million, $10.0 million and $7.4 million for the Alarm.com segment for the years ended December 31, 2025, 2024 and 2023, respectively. Cash additions to property and equipment were less than $0.1 million for the Other segment for the year ended December 31, 2025, and were $0.1 million for the years ended December 31, 2024 and 2023.

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

We have variable consideration primarily in the form of rebate incentives, which contain uncertainties and require us to make estimates of the amount of consideration to which we will be entitled. The significant inputs related to our estimates of variable consideration include the volume and amount of products and services sold historically and expected to be sold in the future, and the availability and performance of our services.

While variable consideration assumptions are specific to each contract, we did not make any material changes to these assumptions for the year ended December 31, 2025. We do not expect any material changes in the near term to the underlying assumptions used to recognize revenue during the year ended December 31, 2025. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our SaaS and license revenue as well as our hardware and other revenue.

We generally offer customers a limited right of return for hardware that has been purchased from us. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2025, 2024 and 2023, our reserve against revenue for hardware returns was 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve and while we do not expect any material changes in the near term to the underlying assumptions used to recognize our reserve against revenue for hardware returns, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our hardware and other revenue.

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

Significant estimates and assumptions in valuing certain acquired customer relationship intangible assets include estimates about future expected cash flows, attrition rates and discount rates. Significant estimates and assumptions in valuing acquired developed technology intangible assets include estimates about future expected cash flows, obsolescence factors, royalty rates and discount rates. Significant estimates and assumptions in valuing acquired trade name intangible assets include estimates about future expected cash flows, royalty rates and discount rates.

We did not make any material changes to the underlying assumptions used as of the acquisition date to calculate the purchase price of the business combinations that occurred during 2025 and 2023. We do not expect any changes to the underlying assumptions used to calculate the purchase price of those business combinations, in part, because the purchase price allocation was finalized for some of these business combinations.

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

For our 2025 annual impairment review, we performed a qualitative assessment for our Alarm.com and Other reporting units. There were no indicators of impairment that occurred between our qualitative annual impairment test performed as of October 1, 2025 and December 31, 2025. If triggering events arise in the future that require changes in the underlying assumptions used in our assessment of our goodwill, and, should those changes be significant, they could have a material impact on our goodwill and potentially our other income / (expense), net, if those significant changes result in an impairment.

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

There were no indicators of impairment of our intangible assets with definite lives or long-lived assets during the years ended December 31, 2025, 2024 and 2023. If triggering events arise in the future, depending on the significance of the underlying assumptions in the impairment analysis, they could have a material impact on our intangible assets and long-lived assets and potentially our other income / (expense), net, if those significant changes result in an impairment.

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

We did not make any material changes to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2025, and we do not expect any material changes in the near term to the underlying assumptions used to calculate deferred tax assets and liabilities as well as uncertain tax positions for the year ended December 31, 2025. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our deferred tax assets and liabilities as well as our provision for income taxes.

Stock-Based Compensation

On April 17, 2025, our board of directors adopted, and on June 4, 2025, our stockholders approved, our 2025 Equity Incentive Plan, or 2025 Plan. The 2025 Plan provides that (i) no new awards may be granted under the 2015 Equity Incentive Plan, or 2015 Plan, as of June 4, 2025, although awards granted under the 2015 Plan prior to June 4, 2025, will remain outstanding in accordance with their terms and those of the 2015 Plan, and (ii) the shares of common stock that were available for grant under the 2015 Plan but were unissued as of June 4, 2025, became available for issuance pursuant to awards granted under the 2025 Plan. We compensate our executive officers, board of directors and employees with stock-based compensation plans under our 2025 Plan. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions, which requires considerable judgment. We estimate the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The expected term for options granted is estimated using our historical experience, including information related to options we have granted.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$960,584	$1,220,701
Accounts receivable, net	141,852	126,082
Working capital	609,371	1,292,786
We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of December 31, 2025 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of December 31, 2025, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of December 31, 2025, we had $960.6 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring both the risk profiles and investment strategies of money market funds.

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

On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA includes a broad range of tax provisions that impact the timing and the magnitude of certain key tax deductions. The most significant provisions to us are the permanent reinstatement of the full and immediate deduction for domestic research and development expenditures in the year such costs are incurred and the 100% first-year bonus depreciation deduction, with both provisions reducing our associated deferred tax assets. We currently anticipate these provisions will significantly reduce our current federal income tax cash outlays over the next several years. Certain other international tax provisions may also be favorable to us beginning in 2026.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Over the next 12 months, we expect our capital expenditure requirements to be between $8.0 million and $11.0 million, primarily related to purchases of computer software and equipment as well as the continued build out of our leased and owned office space, excluding any leasehold improvements related to tenant improvement allowances. As of December 31, 2025, maturities of lease liabilities for our various leases are as follows: $14.3 million in 2026, $14.6 million in 2027, $13.6 million in 2028, $12.0 million in 2029, $11.3 million in 2030 and $37.1 million in 2031 and thereafter.

On January 30, 2025, we entered into a senior secured loan agreement with SafeStreets, under which a term loan was provided to them in the original principal amount of $21.5 million, which loan is collateralized by the assets of SafeStreets. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030.

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

On April 28, 2025, we paid $29.1 million in cash to purchase 24.7% of the outstanding shares of SafeStreets. We do not have a controlling financial interest in SafeStreets, but based on the legal form of SafeStreets, our level of ownership and the extent of influence, we concluded that this equity investment in SafeStreets, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

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

On August 15, 2025, EnergyHub acquired all of the issued and outstanding shares of capital stock of BTR. BTR provides a managed charging solution for electric vehicle manufacturers and drivers. BTR’s technology integrates directly into a vehicle’s native mobile app, delivering utility program enrollment, charging insights and incentives to electric vehicle drivers. The acquisition is anticipated to expand EnergyHub’s ecosystem of automotive partners and strengthen its end-to-end managed charging offering, supporting improved driver engagement and grid optimization for utility clients. In consideration for the purchase of all of the issued and outstanding shares of capital stock of BTR, we paid $12.4 million in cash on August 15, 2025, after deducting $1.6 million related to agreed holdback provisions.

On November 20, 2025, we paid $30.1 million in cash to purchase 20.3% of the outstanding shares of Pronet. We do not have a controlling financial interest in Pronet, but based on the legal form of Pronet, our level of ownership and our extent of influence, we concluded that this equity investment in Pronet, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

On November 21, 2025, in consideration for the purchase of 100% of the issued and outstanding shares of capital stock of RGS, we paid $77.2 million in cash. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of RGS as of the closing date, the purchase price increased by $1.6 million.

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

The following discussion summarizes our current and long-term material cash requirements as of December 31, 2025, which we expect to fund primarily with proceeds from our 2026 Notes and 2029 Notes as well as from operating cash flows:

	Material Cash Requirements (in thousands)
	1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Convertible Notes:
Principal payments	$500,000	$—	$500,000	$—	$1,000,000
Special interest - 2026 Notes	—	—	—	—	—
Contractual interest - 2029 Notes	11,250	22,500	5,625	—	39,375
Operating lease commitments	14,777	29,214	24,383	38,991	107,365
Other long-term liabilities[1]	—	1,229	1,458	132	2,819
Other commitments[2]	2,528	5,158	2,792	—	10,478
Total	$528,555	$58,101	$534,258	$39,123	$1,160,037
__________________
(1)See Note 13 to our consolidated financial statements for details on the components of other long-term liabilities. As of December 31, 2025, we recorded a liability for long-term accrued taxes and interest payable of $8.9 million. Due to the uncertainty in the timing of future payments, we have excluded the liability related to these uncertain tax positions from the table above. See Note 19 to our consolidated financial statements for additional information regarding income taxes.
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

The 2026 Notes were convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day; (2) during the five business day period immediately after any 10 consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of

2026 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the 2026 Indenture.

On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2026 Notes, holders of the 2026 Notes could have converted all or any portion of their 2026 Notes at any time, regardless of the foregoing conditions. Upon conversion, prior to August 15, 2025, we had the ability to satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It was our intent to settle the principal amount of the 2026 Notes with cash. On or after August 15, 2025, we must pay cash to satisfy the principal portion of our conversion obligation and must deliver shares to satisfy any excess conversion value. The initial conversion rate for the 2026 Notes is 6.7939 shares of our common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of $147.19 per share of our common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2026 Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2026 Notes or if we deliver a notice of redemption in respect of the 2026 Notes, we will, under certain circumstances, increase the conversion rate of the 2026 Notes for a holder who elects to convert its 2026 Notes (or any portion thereof) in connection with such a corporate event or convert its 2026 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2026 Indenture), as the case may be.

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

On January 14, 2026, we paid $500.0 million in aggregate principal amount to holders of the 2026 Notes, fully settling the outstanding balance. The settlement was funded with cash on hand, consistent with our stated intent, with no shares of common stock issued.

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

We used $63.1 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions described below and used $75.0 million to repurchase 1,117,068 shares of our common stock concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. We are using the remaining net proceeds from the issuance of the 2029 Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, other repurchases of our common stock, and for working capital, operating expenses and capital expenditures.

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

Sources of Liquidity

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, in a private placement to qualified institutional buyers and received proceeds of $484.3 million, net of $15.7 million of transaction fees and other debt issuance costs. On January 14, 2026, we paid $500.0 million in aggregate principal amount to holders of the 2026 Notes, fully settling the outstanding balance. The settlement was funded with cash on hand, consistent with our stated intent, with no shares of common stock issued. The 2026 Notes are discussed in more detail above under “Convertible Senior Notes - 2026.”

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, in a private placement to qualified institutional buyers and received proceeds of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. The 2029 Notes are discussed in more detail above under "Convertible Senior Notes - 2029 Notes."

Dividends

We did not declare or pay dividends during the years ended December 31, 2025, 2024 or 2023. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

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

During the year ended December 31, 2025, we repurchased 772,494 shares of our common stock for $41.6 million under the stock repurchase program, effective May 24, 2024. During the year ended December 31, 2024, we repurchased 1,117,068 shares of our common stock for $75.0 million concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. During the year ended December 31, 2023, we repurchased 487,918 shares of our common stock under our stock repurchase program that was subsequently canceled effective May 31, 2024 for $27.3 million, which includes applicable commissions and fees.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2025 Plan, we may withhold shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $3.4 million and $2.6 million of tax withholdings related to vesting of restricted stock units during the years ended December 31, 2024 and 2023, respectively. No tax withholdings related to the vesting of restricted stock units were paid during the year ended December 31, 2025. We also utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities	$153,330	$206,413	$135,965
Cash flows used in investing activities	(358,482)	(24,681)	(25,966)
Cash flows (used in) / from financing activities	(55,006)	346,430	(31,865)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable, accounts payable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For 2025, cash flows from operating activities were $153.3 million, compared to $206.4 million for 2024. This $53.1 million decrease in cash flows from operating activities was due to a $122.5 million decrease in cash from operating assets and liabilities, partially offset by a $60.3 million increase in non-cash and other reconciling items and a $9.1 million increase in net income.

The $122.5 million decrease in cash from operating assets and liabilities was primarily due to a $82.6 million change in accounts receivable, accounts payable and other current liabilities primarily due to the timing of disbursements and the collection of receipts, a $14.2 million change in inventory resulting from an increase in the change of purchased inventory in 2025 as compared to 2024 as well as a $12.7 million income tax receivable recorded in 2025. The $60.3 million increase in non-cash and other reconciling items was primarily due to a $64.5 million change in deferred income taxes, which was primarily driven by the enactment of the OBBBA, which allows for the immediate deduction of post-2024 domestic research and development expenditures, resulting in a reduction to the associated deferred tax asset, as well as the current year amortization of the capitalized pre-2025 domestic research and development expenditures. The increase in non-cash and other reconciling items was also due to $7.8 million in distributions received from our equity method investees in 2025. These increases in non-cash and other reconciling items were partially offset by a $8.1 million decrease in stock-based compensation as well as a $7.6 million increase in gains from investments in unconsolidated entities in 2025 as compared to 2024.

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

For 2025, cash flows used in investing activities was $358.5 million, compared to $24.7 million in 2024. The $333.8 million increase in cash used in investing activities was primarily due to an increase of $194.9 million in purchases of investments in unconsolidated entities in 2025 as compared to 2024 as well as an increase of $24.8 million in notes receivable issued, primarily due to the $21.5 million note receivable issued to SafeStreets in 2025 that did not occur in 2024. The increase in cash used in investing activities was also due to $23.6 million paid to purchase 81% of the issued and outstanding shares of capital stock of CHeKT on February 10, 2025, $12.4 million paid to purchase all of the issued and outstanding shares of capital stock of BTR on August 15, 2025 and $77.2 million paid to purchase all of the issued and outstanding shares of capital stock of RGS on November 21, 2025.

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

For 2025, cash flows used in financing activities was $55.0 million, compared to cash flows from financing activities of $346.4 million in 2024. The $401.4 million decrease in cash flows from in financing activities was primarily due to the $485.2 million in proceeds received from the issuance of the 2029 Notes, net of issuances costs paid in 2024, which did not occur in 2025. These decreases in cash flows from financing activities were partially offset by a $33.4 million decrease in purchases of shares of our common stock in 2025 as compared to 2024, and $63.1 million purchases of capped calls related to the 2029 Notes in 2024, which did not occur in 2025.

For 2024, cash flows from financing activities was $346.4 million, compared to cash flows used in financing activities of $31.9 million in 2023. The $378.3 million increase in cash flows from in financing activities was primarily due to $485.2 million in proceeds from the issuance of the 2029 Notes, net of issuances costs paid in 2024, which did not occur in 2023. These increases in cash flows from financing activities were partially offset by a $47.7 million increase in purchases of shares of our common stock and $63.1 million in purchases of capped calls related to the 2029 Notes in 2024, which did not occur in 2023.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Non-GAAP adjusted EBITDA:
Net income	$131,628	$122,513	$80,340
Adjustments:
Interest expense, interest income and certain activity within other income / (expense), net	(28,424)	(35,933)	(32,229)
Provision for income taxes	37,620	19,294	17,485
(Income) / loss from equity method investments	(2,642)	(133)	—
Amortization and depreciation expense	30,819	29,131	31,424
Stock-based compensation expense	33,190	41,242	47,283
Acquisition-related expense	1,872	108	621
Litigation expense	1,942	17	9,043
Total adjustments	74,377	53,726	73,627
Non-GAAP adjusted EBITDA	$206,005	$176,239	$153,967

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the year ended December 31, 2025.

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

ALARM.COM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alarm.com Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alarm.com Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Zona NewCo, LLC, or Resideo Grid Services ("RGS"), Bridge to Renewables, Inc. (“BTR”), and CHeKT from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded RGS, BTR, and CHeKT from our audit of internal control over financial reporting. RGS and BTR are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of total assets and less than 1% of total revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. CHeKT is an 81% owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of total assets and less than 1% of total revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Revenue recognition

As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the sale of cloud-based SaaS services on its integrated Alarm.com platform, the sales of licenses and services on its non-hosted software platform, and the sale of hardware products. Cloud-based SaaS services are billed monthly in advance and revenue is recognized on a monthly basis as the performance obligation is satisfied. Licenses on non-hosted services are billed monthly and revenue is recognized on a monthly basis as the services are performed. Hardware revenue is recognized when the customer obtains control. The Company’s total revenue was $1.01 billion for the year ended December 31, 2025.

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
February 19, 2026

We have served as the Company’s auditor since 2009.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
SaaS and license revenue	$689,397	$631,198	$569,200
Hardware and other revenue	321,790	308,629	312,482
Total revenue	1,011,187	939,827	881,682
Cost of revenue(1):
Cost of SaaS and license revenue	96,200	89,512	85,898
Cost of hardware and other revenue	246,095	236,637	239,261
Total cost of revenue	342,295	326,149	325,159
Operating expenses:
Sales and marketing	123,788	111,242	100,226
General and administrative	110,418	108,879	112,930
Research and development	270,229	255,878	245,114
Amortization and depreciation	30,819	29,131	31,424
Total operating expenses	535,254	505,130	489,694
Operating income	133,638	108,548	66,829
Interest expense	(17,294)	(11,426)	(3,429)
Interest income	45,617	47,359	29,801
Other income / (expense), net	4,645	(2,807)	4,624
Income before income taxes	166,606	141,674	97,825
Provision for income taxes	37,620	19,294	17,485
Income from equity method investments, net	(2,642)	(133)	—
Net income	131,628	122,513	80,340
Net loss attributable to redeemable noncontrolling interests	946	1,603	703
Net income attributable to common stockholders	$132,574	$124,116	$81,043

Per share information attributable to common stockholders:
Net income attributable to common stockholders per share:
Basic	$2.66	$2.50	$1.63
Diluted	$2.46	$2.29	$1.53
Weighted average common shares outstanding:
Basic	49,795,191	49,641,763	49,818,448
Diluted	58,923,815	57,993,019	54,625,434
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$131,628	$122,513	$80,340
Other comprehensive income / (loss)
Foreign currency translation adjustment	1,875	(583)	1,398
Total other comprehensive income / (loss)	1,875	(583)	1,398
Comprehensive income	133,503	121,930	81,738
Comprehensive loss attributable to redeemable noncontrolling interests	946	1,603	703
Comprehensive income attributable to common stockholders	$134,449	$123,533	$82,441

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$960,584	$1,220,701
Accounts receivable, net of allowance for credit losses of $5,171 and $3,870, and net of allowance for product returns of $2,140 and $2,448 as of December 31, 2025 and 2024, respectively	141,852	126,082
Inventory	94,429	87,435
Other current assets, net of allowance for credits losses of $749 and $0 as of December 31, 2025 and 2024, respectively	75,646	47,374
Total current assets	1,272,511	1,481,592
Property and equipment, net	64,799	63,205
Intangible assets, net	99,352	63,159
Goodwill	224,987	154,211
Deferred tax assets	152,255	181,284
Operating lease right-of-use assets	52,636	53,425
Investments in unconsolidated entities	226,931	17,170
Other assets, net of allowance for credit losses of $0 and $1 as of December 31, 2025 and 2024, respectively	43,120	24,162
Total assets	$2,136,591	$2,038,208
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$107,195	$139,427
Accrued compensation	31,126	28,739
Deferred revenue	16,428	12,940
Convertible senior notes, net	499,867	—
Operating lease liabilities	8,524	7,700
Total current liabilities	663,140	188,806
Deferred revenue	13,456	13,619
Convertible senior notes, net, noncurrent	489,641	983,477
Operating lease liabilities	67,609	65,534
Other liabilities	11,735	15,479
Total liabilities	1,245,581	1,266,915
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	42,847	44,747
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 53,540,939 and 52,756,077 shares issued; and 49,630,714 and 49,618,346 shares outstanding as of December 31, 2025 and 2024, respectively	536	528
Additional paid-in capital	549,913	521,192
Treasury stock, at cost; 3,910,225 and 3,137,731 shares as of December 31, 2025 and 2024, respectively	(227,852)	(186,291)
Accumulated other comprehensive income	2,690	815
Retained earnings	522,876	390,302
Total stockholders’ equity	848,163	726,546
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$2,136,591	$2,038,208
See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$131,628	$122,513	$80,340
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	2,155	950	1,508
Reserve for product returns	3,071	3,187	4,399
Provision for credit losses on notes receivable	748	3,996	3
Amortization and depreciation	30,819	29,131	31,424
Amortization of debt issuance costs	6,031	4,796	3,145
Amortization of operating leases	15,381	13,084	11,484
Deferred income taxes	29,974	(34,496)	(47,730)
Stock-based compensation	33,190	41,242	47,283
Distributions on investments in unconsolidated entities	7,763	—	—
Gain on from investments in unconsolidated entities	(7,748)	(127)	—
Other adjustments	1,624	955	2,701
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(15,706)	271	(10,536)
Inventory	(5,602)	8,558	20,961
Other current and non-current assets	(20,964)	(2,697)	(1,338)
Accounts payable and other current liabilities	(46,488)	20,133	4,613
Deferred revenue	256	3,674	4,553
Operating lease liabilities	(9,864)	(12,467)	(13,947)
Other liabilities	(2,938)	3,710	(2,898)
Cash flows from operating activities	153,330	206,413	135,965
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(112,915)	—	(9,696)
Additions to property and equipment	(16,281)	(10,133)	(7,517)
Issuances of notes receivable	(25,255)	(500)	(450)
Capitalized software development costs	(1,307)	(1,643)	(743)
Receipt of payments on notes receivable	98	51	55
Proceeds from sale of investments in unconsolidated entities	3,058	—	—
Purchase of investments in unconsolidated entities	(205,880)	(11,025)	(1,700)
Purchases of other intangible assets	—	(1,431)	(5,915)
Cash flows used in investing activities	(358,482)	(24,681)	(25,966)

Cash flows (used in) / from financing activities:
Proceeds from issuance of convertible senior notes	—	500,000	—
Payments of debt issuance costs	—	(14,834)	—
Purchases of capped calls related to convertible senior notes	—	(63,050)	—
Payments of deferred consideration for acquisitions	(1,741)	(7,269)	(1,672)
Purchases of treasury stock, including transaction costs	(41,561)	(75,000)	(27,298)
Purchases of redeemable noncontrolling interest	(16,179)	—	(832)
Payments of acquired debt	—	—	(3,040)
Payments of tax withholdings related to vesting of restricted stock units	—	(3,401)	(2,621)
Issuances of common stock from equity-based plans	4,475	9,984	3,598
Cash flows (used in) / from financing activities	(55,006)	346,430	(31,865)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(167)	(109)	66
Net (decrease) / increase in cash, cash equivalents and restricted cash	(260,325)	528,053	78,200
Cash, cash equivalents and restricted cash at beginning of the period	1,229,132	701,079	622,879
Cash, cash equivalents and restricted cash at end of the period	$968,807	$1,229,132	$701,079

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Cash Flows — (Continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$960,584	$1,220,701	$696,983
Restricted cash included in other current assets and other assets	8,223	8,431	4,096
Total cash, cash equivalents and restricted cash	$968,807	$1,229,132	$701,079

Supplemental disclosures:
Cash paid for interest	$11,250	$5,656	$192
Cash paid for income taxes, net of refunds	45,387	68,211	64,577
Noncash investing and financing activities:
Cash not yet paid for capital expenditures	883	255	630
Cash not yet paid for business and asset acquisitions and investments - holdback and working capital adjustments	13,513	200	2,780
Conversion of notes receivable and other assets to investments in unconsolidated entities	7,192	—	—
Contingent liability from business acquisition	1,223	2,169	2,061

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Consolidated Statements of Equity
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2022	$23,988	50,985	$510	$497,199	1,533	$(83,993)	$—	$185,143	$598,859
Common stock issued in connection with equity-based plans	—	904	9	3,589	—	—	—	—	3,598
Purchases of treasury stock	—	—	—	—	488	(27,298)	—	—	(27,298)
Tax withholdings related to vesting of restricted stock units	—	—	—	(2,621)	—	—	—	—	(2,621)
Stock-based compensation expense	—	—	—	47,422	—	—	—	—	47,422
Purchases of redeemable noncontrolling interest	(1,238)	—	—	406	—	—	—	—	406
Accretion adjustments of redeemable noncontrolling interest to redemption value	14,261	—	—	(14,261)	—	—	—	—	(14,261)
Net income / (loss) attributable to common stockholders	(703)	—	—	—	—	—	—	81,043	81,043
Other comprehensive income	—	—	—	—	—	—	1,398	—	1,398
Balance as of December 31, 2023	$36,308	51,889	$519	$531,734	2,021	$(111,291)	$1,398	$266,186	$688,546
Common stock issued in connection with equity-based plans	—	867	9	9,975	—	—	—	—	9,984
Purchases of treasury stock, including transaction costs and excise tax	—	—	—	(394)	1,117	(75,000)	—	—	(75,394)
Tax withholdings related to vesting of restricted stock units	—	—	—	(3,401)	—	—	—	—	(3,401)
Stock-based compensation expense	—	—	—	41,397	—	—	—	—	41,397
Accretion adjustments of redeemable noncontrolling interest to redemption value	10,042	—	—	(10,042)	—	—	—	—	(10,042)
Purchases of capped calls related to convertible senior notes, net of tax	—	—	—	(48,077)	—	—	—	—	(48,077)
Net income / (loss) attributable to common stockholders	(1,603)	—	—	—	—	—	—	124,116	124,116
Other comprehensive income	—	—	—	—	—	—	(583)	—	(583)
Balance as of December 31, 2024	$44,747	52,756	$528	$521,192	3,138	$(186,291)	$815	$390,302	$726,546

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2024	$44,747	52,756	$528	$521,192	3,138	$(186,291)	$815	$390,302	$726,546
Common stock issued in connection with equity-based plans	—	785	8	4,467	—	—	—	—	4,475
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(110)	772	(41,561)	—	—	(41,671)
Stock-based compensation expense	—	—	—	33,237	—	—	—	—	33,237
Noncontrolling interest assumed through acquisition	6,352	—	—	—	—	—	—	—	—
Purchases of redeemable noncontrolling interest	(14,643)	—	—	(1,536)	—	—	—	—	(1,536)
Accretion adjustments of redeemable noncontrolling interest to redemption value	7,337	—	—	(7,337)	—	—	—	—	(7,337)
Net income / (loss) attributable to common stockholders	(946)	—	—	—	—	—	—	132,574	132,574
Other comprehensive income	—	—	—	—	—	—	1,875	—	1,875
Balance as of December 31, 2025	$42,847	53,541	$536	$549,913	3,910	$(227,852)	$2,690	$522,876	$848,163

See accompanying notes to the consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Note 1. Organization

Alarm.com Holdings, Inc. (referred to herein as Alarm.com, the Company, or we) is the leading platform for intelligently connected properties. Our cloud-based platform offers an expansive suite of Internet of Things, or IoT, solutions addressing global opportunities in the residential, multi-family, small business, enterprise commercial and energy markets. Alarm.com’s solution suite includes security, video surveillance and video analytics, energy management, access control, electric utility grid management, active shooter detection, water management, personal safety and data-rich emergency response. Our solutions are delivered through an established network of trusted service provider partners, who are experts at selling, installing and supporting our solutions. We derive revenue from the sale of our cloud-based Software-as-a-Service, or SaaS, services, license fees, software, hardware, activation fees and other revenue. Our fiscal year ends on December 31.

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

Reclassifications

Certain previously reported amounts in the consolidated statements of operations for the year ended December 31, 2024 have been reclassified to conform to our current presentation to reflect income from equity method investments, net, as a separate line item, which was previously included in other income / (expense), net. Certain previously reported amounts in the consolidated balance sheets for the year ended December 31, 2024 have been reclassified to conform to our current presentation, including the addition of the investments in unconsolidated entities as a separate line item. Certain previously reported amounts in the consolidated statement of cash flows for the years ended December 31, 2024 and 2023 have been

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
reclassified to conform to our current presentation, including the addition of other adjustments as a separate line item within the adjustments to reconcile net income to net cash flows from the operating activities section.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2025 and 2024, we have invested $941.1 million and $1.2095 billion in cash equivalents in the form of money market funds with a number of financial institutions, respectively. We consider these money market funds to be Level 1 financial instruments (see Note 11).

Accounts Receivable

Accounts receivable are principally derived from sales to customers located in the United States and Canada. Revenue in countries outside of North America accounted for 5%, 6% and 4% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Accounts receivable balances related to service providers partners outside of North America were 8% as of December 31, 2025 and 2024. Our accounts receivable are stated at estimated realizable value.

Restricted Cash

We consider all cash reserved for a specific use and not available for immediate or general business use to be restricted cash. As of December 31, 2025, we had a total of $8.2 million of restricted cash, of which $2.1 million was included in other current assets and $6.1 million was included in other assets within our consolidated balance sheets. As of December 31, 2024, we had a total of $8.4 million of restricted cash, of which $2.2 million was included in other current assets and $6.2 million was included in other assets within our consolidated balance sheets.

Notes Receivable

Notes receivable are presented net of an allowance for uncollectibility, if any. We accrue interest on notes receivable based on the contractual terms of the note. Outstanding notes receivable that are aged 30 days or more from the contractual payment date are considered past due. Notes receivable are evaluated for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. See Note 10 for further details on loans provided to distribution partners and service provider partners.

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

Expected credit losses are estimated over the contractual term of the financial assets and we adjust the term for expected prepayments when appropriate. For the years ended December 31, 2025, 2024 and 2023 we recorded credit loss expense for accounts receivable and notes receivable of $1.9 million, $4.7 million and $1.0 million in general and administrative expense in our consolidated statements of operations, respectively. The contractual term excludes expected extensions, renewals and modifications because extension and renewal options are unconditionally cancelable by us. Write-offs of the amortized cost basis are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

Credit Losses - Accounts Receivable

We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the years ended December 31, 2025, 2024 and

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
2023, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the year ended December 31, 2025, as compared to historical periods.

Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable. During the year ended December 31, 2024, we wrote off $4.0 million related to a note receivable that originated in 2017 with an affiliate entity of one of our distribution partners, or the Affiliate, and reversed the previously allowance for credit losses recorded earlier in 2024. There were no purchases or sales of financial assets during the years ended December 31, 2025 and 2024.

We do not accrue interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms. Notes receivable that are 90 days or greater past due are placed on nonaccrual status. Notes receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a note receivable has been placed on nonaccrual status, interest will be recognized when cash is received. A note receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and collection of all remaining contractual amounts due is reasonably assured. We have elected not to measure an allowance for credit losses for accrued interest receivables. We write-off any accrued interest on notes receivable that are considered impaired or are 90 days or greater past due based on their contractual payment terms by reversing interest income. The accrued interest receivable as of December 31, 2025 and 2024 was $0.7 million and $0.2 million, respectively, and is reflected in other current assets and other assets within our consolidated balance sheets and excluded from the amortized cost basis of the notes receivable. During the year ended December 31, 2024, we recorded a reduction to our interest income of $0.5 million related to the reversal of payable in kind interest associated with a subordinated credit agreement with the Affiliate. We did not write off any accrued interest receivable during the years ended December 31, 2025 and 2023.

Inventory

Our inventory, which is comprised of raw materials, work-in-process and finished goods, includes materials used to produce our wireless communications network enabled radios, video cameras, video recorders, smart thermostats, active shooter detection sensors, home automation system parts and peripherals, is stated at the lower of cost or net realizable value, and is charged to cost of sales primarily on a first in, first out, or FIFO, basis when the inventory is shipped from our manufacturer and received by our service provider partners. We periodically evaluate our inventory quantities for obsolescence based on criteria such as customer demand and changing technology and record an obsolescence write-off when necessary.

Equity Method Investments

We account for equity investments where we can exercise significant influence over, but not control, an investee using the equity method of accounting. Equity method investments are initially recorded at cost in investments in unconsolidated entities in the consolidated balance sheets. Under the equity method of accounting, investments are adjusted to recognize our proportionate share of net income or losses of the investees and are recorded in income from equity method investments, net in our consolidated statements of operations. The equity method investments are also adjusted by contributions to and distributions from the investees as well as any impairments resulting from other-than-temporary declines in fair value that is less than its carrying value. Depending on the timing of the availability of the financial statements of the investees, we may apply a three-month lag period based on when financial information is received. When applying a lag period, we adjust for any known significant changes from the lag period to our reporting date.

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

We have certain investments in unconsolidated entities accounted for under the equity method of accounting in which our carrying value exceeds our proportionate share of net assets of the unconsolidated entity. We record our proportionate share of amortization expense related to basis differences in income from equity method investments, net in our consolidated statements of operations.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
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

ROU assets and lease liabilities resulting from operating leases are recorded on our consolidated balance sheets. Our finance leases and subleases were not material to the consolidated financial statements as of December 31, 2025. We did not have any finance leases or subleases as of December 31, 2024.

Lease expense is recognized on a straight-line basis over the term of the lease. Office and equipment lease expense is recorded in general and administrative expense and data center lease expense recorded in cost of SaaS and license revenue as well as research and development expense. Some of our leases include tenant improvement allowances, which are recorded when we are reasonably certain to utilize the allowance and are amortized on a straight-line basis over the shorter of the lease terms or the asset lives. Leases with an initial lease term of twelve months or less are considered short-term leases. Short-term leases are not recorded on our consolidated balance sheets. Expenses associated with short-term leases are recognized on a straight-line basis over the term of the lease and are recorded in general and administrative expense. Short-term lease costs were immaterial for the years ended December 31, 2025 and 2024.

Convertible Senior Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, in a private placement to qualified institutional buyers, or the 2026 Notes. On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, in a private placement to qualified institutional buyers, or the 2029 Notes. We account for the 2026 Notes and the 2029 Notes as a liability. The debt issuance costs are presented as a deduction from the outstanding principal balance of the 2026 Notes and 2029 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes and 2029 Notes. See Note 21 for details on our payment of the 2026 Notes upon maturity on January 15, 2026.

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
December 31, 2025, 2024 and 2023
classification.

We elected to integrate the capped call options with the 2029 Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $63.1 million cost of the purchased capped calls will be deductible for income tax purposes. The original issue discount is accreted over the term of the 2029 Notes.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income / (loss). Other comprehensive income / (loss) refers to gains and losses that are recorded as an element of stockholders' equity and excluded from net income. Our other comprehensive income / (loss) consists of foreign currency translation adjustments.

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

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interests relate to our 89% equity ownership interest in PC Open Incorporated, a Washington corporation, doing business as OpenEye, our 99% equity ownership interest in Noonlight, Inc., or Noonlight, a Delaware corporation (see Note 7) and our 81% ownership interest in CHeKT, Inc., or CHeKT. The OpenEye, Noonlight and CHeKT stockholder agreements contain a put option that gives the minority stockholders the right to sell their shares to us based on the fair value of the shares and also contain a call option that gives us the right to purchase the remaining shares from the minority stockholders based on the fair value of the shares. The next put and call options related to OpenEye can be exercised beginning in the first quarter of 2028 and the fourth quarter of 2028, respectively. The put and call options related to Noonlight can each be exercised beginning in the first quarter of 2026. The put and call options related to CHeKT can each be exercised beginning in the first quarter of 2028. These redeemable noncontrolling interests are considered temporary equity and we report them between liabilities and stockholders’ equity in the consolidated balance sheets. The amount of the net income or loss attributable to the redeemable noncontrolling interests is recorded in the consolidated statements of operations and the accretion of the redemption values is recorded as an adjustment to additional paid-in capital. We account for purchases of redeemable noncontrolling interest as a component of stockholders' equity when control is maintained. We recognize the difference between the fair value of the consideration paid for the acquired redeemable noncontrolling interest and the carrying value of the acquired redeemable noncontrolling interest as an adjustment to additional paid-in capital. The aggregate redemption values of the of the noncontrolling interest was $42.8 million and $44.7 million as of December 31, 2025 and 2024, respectively.

Internal-Use Software

We capitalize the costs directly related to the development of internal-use software for our platforms during the application development stage of the projects. Such costs primarily include payroll and payroll-related costs for engineers and product development employees as well as third-party consultants directly associated with the development project. Our internal-use software is reported at cost less accumulated amortization. Amortization begins once the project is ready for its intended use, which is usually when the code goes into production in weekly software builds on our platforms. We amortize the asset on a straight-line basis over the estimated useful life, which is typically a three to five-year period. We update our software for our SaaS multi-tenant platforms on a weekly basis utilizing continuous agile development methods, which primarily consists of bug-fixes and user interface changes. We evaluate whether a project should be capitalized if it adds significant functionality to our platforms. Maintenance activities or minor upgrades are expensed in the period performed.

External Software

Costs incurred in researching and developing a computer software product that will be marketed and sold are charged to expense when incurred until technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, certain payroll and payroll-related costs are capitalized for engineers and product development employees directly associated with the development project. Cost capitalization ceases when the product is available for general release. Our non-hosted software is typically developed in an agile environment with frequent revisions to product release features and functions. Agile development

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
results in a short duration between completion of the detailed program design and beta release. As of December 31, 2025 and 2024, our capitalized software development costs for internal-use software and external software included in the consolidated balance sheets were $3.4 million and $2.4 million, respectively.

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

Contracts with our service provider partners typically have an initial term of one year. Further, SaaS and license revenue associated with our contracts is recognized at an amount that corresponds directly with the value of the performance completed to date. Additionally, the consideration received from hardware sales corresponds directly with the stand-alone selling price of the hardware. As a result, we have elected to use the practical expedient related to the amount of transaction price allocated to the unsatisfied performance obligations and therefore, we have not disclosed the total remaining revenue expected to be recognized on all contracts or the expected period over which the remaining revenue would be recognized.

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
December 31, 2025, 2024 and 2023
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

We also generate SaaS and license revenue from the fees paid to us when we license our intellectual property to third parties for use of our patents. We bill a monthly fee to third parties based on the number of customers that were active during the prior month. We apply the usage-based royalty exception to recognize license revenue because the sole or predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the license period. In addition, in certain markets, our EnergyHub subsidiary sells its demand response service for an annual service fee, with pricing based on the number of subscribers or amount of aggregate electricity demand made available for a utility’s or market’s control.

Software License Revenue

Our SaaS and license revenue also includes our software license revenue from monthly fees charged to service providers on a per subscriber basis for access to our Software platform. The non-hosted software for interactive security, automation and related solutions is typically deployed and operated by the service provider in its own network operations center. Our agreements for the Software platform solution typically include software and services, such as post-contract customer support, or PCS. Software sales that include multiple elements are typically allocated to the various elements using the relative stand-alone selling price method. We apply the usage-based royalty exception to recognize license revenue associated with software hosted by our customers because the predominant item to which the royalty relates is the license of intellectual property. Under the usage-based royalty exception, we recognize revenue on a monthly basis over the period of use. Under the terms of our contractual arrangements with our service provider partners, we are entitled to payment of a monthly fee that is billed per subscriber for the month of service. Our software license revenue during the years ended December 31, 2025, 2024 and 2023 was $17.7 million, $20.3 million and $23.2 million, respectively.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

When determining the amount of consideration we expect to be entitled to for the sale of our hardware, we estimate the variable consideration associated with customer returns. We record a reserve against revenue for hardware returns based on historical returns. For each of the years ended December 31, 2025, 2024 and 2023, our reserve against revenue for hardware returns was 1% of hardware and other revenue. We evaluate our hardware reserve on a quarterly basis or if there is an indication of significant changes in return experience. Historically, our returns of hardware have not significantly differed from our estimated reserve. Additionally, we provide warranties related to the intended functionality of the products and services provided and those warranties typically allow for the return of hardware up to one year past the date of sale. We determined that these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected.

Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Our hardware and other revenue also includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Our perpetual licenses and licenses to our gunshot detection solution provide a right to use intellectual property that is functional in nature and has significant stand-alone functionality. Accordingly, for licenses of functional intellectual property, revenue is recognized at the point-in-time when control has been transferred to the customer, which occurs once the software has been made available to the customer.

Hardware and other revenue may also include activation fees charged to some of our service provider partners for activation of a new subscriber account on our platforms, as well as fees paid by service provider partners for our marketing services. Our service provider partners use services on our platforms, such as support tools and applications, to assist in the installation of our solutions in subscriber properties. This installation marks the beginning of the service period on our platforms and, on occasion, we earn activation revenue for fees charged for this service. The activation fee is non-refundable, separately negotiated and specified in our contractual arrangements with our service provider partners and is charged to the service provider partner for each subscriber activated on our platforms. The decision whether to charge an activation fee is based in part on the expected number of subscribers to be added by our service provider partners and as a result, many of our largest service provider partners do not pay an activation fee. Activation fees are not offered on a stand-alone basis separate from our SaaS offering and are billed and received at the beginning of the arrangement. We record activation fees initially as deferred revenue and we recognize these fees ratably over the expected term of the subscribers’ account which we estimate is 10 years based on our annual attrition rate. The portion of these activation fees included in current and long-term deferred revenue as of our balance sheet date represents the amounts that will be recognized ratably as revenue over the following twelve months, or longer as appropriate, until the 10-year expected term is complete. The balance of deferred revenue for activation fees was $4.0 million and $4.3 million as of December 31, 2025 and 2024, respectively, which combines current and long-term balances.

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. Our cost of SaaS and license revenue also includes our cost of software license revenue, which primarily includes the payroll and payroll-related costs of the department dedicated to providing service exclusively to those service providers that host the Software platform. Our cost of software license revenue during the years ended December 31, 2025, 2024 and 2023 was $0.4 million, $0.6 million and $0.6 million, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

Contract Asset and Contract Liability Balances

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each distinct promise to transfer a good or service, or bundle of goods or services. To identify the performance obligations, we consider all of the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. We record a contract asset when we satisfy a performance obligation by transferring a promised good or service. Contract assets can be conditional or unconditional depending on whether another performance

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
obligation must be satisfied before payment can be received. We receive payments from our service provider partners based on the billing schedule established in our contracts. All of the accounts receivable presented in the consolidated balance sheets represent unconditional rights to consideration. We do not have any material assets from contracts containing conditional rights and we do not have any material assets from satisfied performance obligations that have not been invoiced.

We recognize an asset related to the costs incurred to obtain or fulfill a contract only if we expect to recover those costs and we would not have incurred those costs if the contract had not been obtained. We recognize an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. Our assets related to costs incurred to obtain a contract consist of capitalized commission costs, upfront payments made to a customer and contracts with an outstanding performance obligation. Based on the policy above, we capitalize a portion of our commission costs as an incremental cost of obtaining a contract. When calculating the incremental cost of obtaining a contract, we exclude any commission costs related to metrics that could be satisfied without obtaining a contract, including training-related metrics. We amortize our commission costs to sales and marketing expense on our consolidated statements of operations over a period of three years, which is consistent with the period over which the products and services related to the commission are transferred to the customer. The three-year period was determined based on our review of historical enhancements and upgrades to our products and services. We applied the portfolio approach to account for the amortization of contract costs for those contracts that have similar characteristics. Upfront payments made to a customer are capitalized and amortized over the expected period of benefit and are recorded as a reduction to revenue.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis - In 2025 and 2024, we recorded assets for our money market accounts and equity securities with readily determinable fair values on a recurring basis. In 2025 and 2024, we recorded liabilities for a contingent consideration liability related to acquisitions at fair value on a recurring basis.

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
December 31, 2025, 2024 and 2023
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

Stock-Based Compensation

We compensate our executive officers, board of directors and employees with stock-based compensation plans under our 2025 Equity Incentive Plan, or 2025 Plan. We record stock-based compensation expense related to time-based restricted stock units based upon the award’s grant date fair value and use an accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. We record stock-based compensation expense related to performance-based restricted stock units based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. Our equity awards generally vest over five years and are settled in shares of our common stock. During 2025, 2024 and 2023, we recognized compensation expense of $33.2 million, $41.2 million and $47.3 million, respectively. During 2025 and 2023 we recognized a tax shortfall from stock-based awards of $1.0 million and $0.5 million, respectively. During 2024, we recognized an associated tax windfall benefit from stock-based awards of $1.8 million. We account for stock-based compensation arrangements with non-employees based upon the award’s grant date fair value. We estimate the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model, which contains uncertainties and requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. Beginning upon the first grant of options in 2022, the expected term for options granted is estimated using our historical experience, including information related to options we have granted.

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

401(k) Defined Contribution Plan

We adopted the Alarm.com Holdings 401(k) Plan, or the Plan, on April 30, 2009. All of our employees are eligible to participate in the Plan. For the years ended December 31, 2025, 2024 and 2023, our discretionary match was 100% of employee contributions up to 10% of salary and up to a $5,000 maximum match. We recognized compensation expense of $7.7 million, $7.5 million and $7.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to our matching contributions.

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

Significant estimates and assumptions in valuing certain acquired customer relationship intangible assets include estimates about future expected cash flows, attrition rates and discount rates. Significant estimates and assumptions in valuing acquired developed technology intangible assets include estimates about future expected cash flows, obsolescence factors, royalty rates

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
and discount rates. Significant estimates and assumptions in valuing acquired trade name intangible assets include estimates about future expected cash flows, royalty rates and discount rates.

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

For our 2025 annual impairment review, we performed a qualitative assessment for our Alarm.com and Other reporting units. Based on the results of our qualitative assessment, we determined that it was not more likely than not that the fair value of our reporting units was less than their carrying amount, including goodwill. Therefore, we concluded that there was no goodwill impairment as of October 1, 2025. Our assessment was performed as of October 1, 2025, and we have determined there has been no triggering events that resulted in goodwill impairment from our assessment date through December 31, 2025.

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

For the years ended December 31, 2025, 2024 and 2023, we determined there were no impairments of our intangible assets with definite lives or other long-lived assets.

Advertising Costs

We expense advertising costs as incurred. Advertising costs totaled $7.7 million, $6.6 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Advertising costs are primarily included within sales and marketing expenses on our consolidated statements of operations.

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
December 31, 2025, 2024 and 2023
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

Our redeemable noncontrolling interests are related to our 89% equity ownership interest in OpenEye, our 99% equity ownership interest in Noonlight and our 81% equity ownership interest in CHeKT. When calculating net income attributable to the common stockholders, net loss attributable to our redeemable noncontrolling interests should be excluded from net income. As a result, net income attributable to the common stockholders is equal to the net income less the net loss attributable to redeemable noncontrolling interests as of the end of each period.

Recent Accounting Pronouncements

Adopted

On November 27, 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, "Segment Reporting (Topic 280),” which revises the disclosure requirements about a public entity’s reportable segments and a reportable segment’s expenses. This amendment requires a public entity to (i) disclose significant segment expense that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, (ii) disclose an amount for other segment items by reportable segment and a description of its composition and (iii) provide annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods. This amendment is required to be applied retrospectively to all prior periods presented. We adopted ASU 2023-07 during the fiscal year ended December 31, 2024, which increased the amount of disclosures within Note 20 related to segment expenses.

On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)," which requires additional annual disclosures regarding specific categories in the income tax rate reconciliation as well as additional information for reconciling items that meet a quantitative threshold. This amendment also requires annual disclosures regarding the amount of income taxes paid, including income taxes paid disaggregated by (i) federal, state and foreign taxes as well as (ii) individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. Additionally, this amendment requires annual disclosures for income from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign as well as income tax expense (or benefit) disaggregated between federal, state and foreign. The amendment is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. We adopted ASU 2023-09 during the fiscal year ended December 31, 2025, which increased the disclosures of certain tax amounts within Note 19

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
related to income taxes.

Not Yet Adopted

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

On September 18, 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)," to align the accounting for software costs with the evolution of software development, including the shift from using a prescriptive and sequential development method to using an incremental and iterative development method. This amendment clarifies that capitalization of internal-use software costs begins when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Additionally, this amendment supersedes the website development costs guidance and it clarifies certain disclosure requirements for internal-use software costs. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This amendment should be applied either on a (i) prospective basis, (ii) retrospective basis to any or all prior periods presented, or (iii) modified transition basis that is based on the status of the project and whether software costs were capitalized before the date of adoption. We are currently assessing the impact this pronouncement will have on our consolidated financial statements and related disclosures.

Note 3. Revenue from Contracts with Customers

Contract Assets

Our assets related to costs incurred to obtain or fulfill a contract primarily consist of capitalized commission costs, upfront payments made to customers and costs incurred on contracts with an outstanding performance obligation. The current portion of capitalized commission costs, upfront payments made to customers and costs incurred on contracts with an outstanding performance obligation is included in other current assets within our consolidated balance sheets. The non-current portion of capitalized commission costs, upfront payments made to customers and costs incurred on contracts with an outstanding performance obligation is reflected in other assets within our consolidated balance sheets.

We review the capitalized costs for impairment at least annually. Impairment exists if the carrying amount of the asset recognized from contract costs exceeds the remaining amount of consideration we expect to receive in exchange for providing the goods and services to which such asset relates, less the costs that relate directly to providing those good and services and that have not been recognized as an expense. We did not record an impairment loss on our contract assets during the years ended December 31, 2025, 2024 and 2023.

The changes in our contract assets are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning of period balance	$12,088	$9,099	$13,975
Additions to contract assets	15,524	10,292	7,837
Reimbursement of previously capitalized upfront payments to customers	—	—	(6,774)
Amortization or satisfaction of outstanding performance obligation of capitalized contract assets	(9,665)	(7,303)	(5,939)
End of period balance	$17,947	$12,088	$9,099

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
December 31, 2025, 2024 and 2023

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning of period balance	$26,559	$22,885	$18,332
Revenue deferred or acquired in period	33,903	26,883	22,861
Revenue recognized from amounts included in contract liabilities	(30,578)	(23,209)	(18,308)
End of period balance	$29,884	$26,559	$22,885

The revenue recognized from amounts included in contract liabilities primarily relates to prepayment contracts with customers as well as payments of activation fees.

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	December 31,
	2025	2024
Accounts receivable	$149,163	$132,400
Allowance for credit losses	(5,171)	(3,870)
Allowance for product returns	(2,140)	(2,448)
Accounts receivable, net	$141,852	$126,082

For the years ended December 31, 2025, 2024 and 2023 we recorded a provision for credit losses on our accounts receivable of $2.2 million, $1.0 million and $1.5 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, we recorded a $3.1 million, $3.2 million and $4.4 million reserve for product returns in our hardware and other revenue, respectively. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Allowance for Credit Losses - Accounts Receivable

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(3,777)	$(93)	$(3,723)	$(141)
(Provision for) / recovery of expected credit losses	(1,952)	(203)	(956)	6
Write-offs	798	56	902	42
End of period balance	$(4,931)	$(240)	$(3,777)	$(93)

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
Note 5. Inventory

The components of inventory are as follows (in thousands):

	December 31,
	2025	2024
Raw materials	$18,238	$23,881
Work-in-process	372	595
Finished goods	75,819	62,959
Total inventory	$94,429	$87,435

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

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2025	2024
Furniture, fixtures and office equipment	$11,320	$10,325
Computer software and hardware	43,644	41,197
Internal-use software	8,949	8,949
Construction in progress	13,372	14,809
Leasehold improvements	38,004	34,397
Real property and improvements	11,441	11,322
Land	22,711	22,684
Total property and equipment	149,441	143,683
Accumulated depreciation	(84,642)	(80,478)
Property and equipment, net	$64,799	$63,205

Depreciation expense related to property and equipment for the years ended December 31, 2025, 2024 and 2023 was $11.2 million, $10.3 million and $11.2 million, respectively. We had $0.6 million of disposals and write-offs of property and equipment that impacted the consolidated statements of operations during the year ended December 31, 2025. We had no disposals and write-offs of property and equipment that impacted the consolidated statements of operations during the years ended December 31, 2024 and 2023.

Note 7. Acquisitions

Asset Acquisitions

On November 22, 2024, EnergyHub International, Inc., one of our wholly-owned subsidiaries, acquired certain assets of Finland-based Kapacity.io Solutions Oy. Substantially all of the acquired assets consisted of developed technology. The acquisition of the developed technology has helped accelerate deployment of a cloud-based demand response platform internationally for our EnergyHub subsidiary.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
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

On April 21, 2023, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired certain assets of Vintra, Inc., or Vintra. Substantially all of the acquired assets consisted of developed technology. The acquisition of the developed technology has expanded Alarm.com's learning program and accelerated deployment of advanced video analytics solutions for the Alarm.com and OpenEye platforms.

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

Acquisition of a Business - RGS

On November 21, 2025, EnergyHub, Inc., or EnergyHub, one of our wholly-owned subsidiaries, acquired 100% of the issued and outstanding shares of capital stock of Zona NewCo, LLC, which acquired substantially all of the assets and liabilities of Resideo Grid Services, or RGS, from Resideo Technologies, Inc. RGS provides demand response aggregation and program management services for utilities. The acquisition is anticipated to strengthen EnergyHub’s position in the demand response market as well as make new demand energy response classes available to RGS customers.

On November 21, 2025, in consideration for the purchase of 100% of the issued and outstanding shares of capital stock of RGS, we paid $77.2 million in cash. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of RGS as of the closing date, the purchase price increased by $1.6 million. The working capital adjustment is expected to be finalized during the first quarter of 2026. As a result of the acquisition of RGS, we recorded approximately $0.8 million in acquisition-related costs for the year ended December 31, 2025. These costs include expenses directly related to acquiring RGS, are expensed as incurred and are included in general and administrative expense in our consolidated statements of operations. The purchase price allocation was not finalized as of the filing date of this Annual Report on Form 10-K and is primarily pending the final determination of the working capital adjustment, tax adjustments and the valuation of the acquired customer relationships.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The table below sets forth the purchase consideration and the preliminary allocation used to estimate the fair value of the tangible and intangible net assets acquired (in thousands):

November 21, 2025
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$78,811
Total consideration	$78,811

Estimated Tangible and Intangible Net Assets:
Accounts receivable	$4,887
Other current assets	16
Deferred tax assets	638
Customer relationships	28,947
Developed technology	4,279
Accounts payable	(356)
Accrued expenses and other current liabilities	(1,588)
Deferred revenue	(3,069)
Goodwill	45,057
Total estimated tangible and intangible net assets	$78,811

Goodwill of $45.1 million reflects the value of acquired workforce and synergies we expect to achieve from integrating RGS's customers and demand response aggregation and program management services into EnergyHub’s existing service offerings. The majority of the goodwill recognized is expected to be deductible for income tax purposes in future periods. We allocate goodwill to reporting units based on expected benefit from synergies and have allocated the goodwill to the Other segment.

Fair Value of Net Assets Acquired and Intangibles

The acquired activities and assets in the purchase of RGS constituted a business and in accordance with ASC 805, "Business Combinations," the assets and liabilities were recorded at their respective fair values as of November 21, 2025. We developed the fair value of intangible net assets using the relief from royalty method for developed technology and the multi-period excess earnings method for customer relationships.

Developed Technology

Developed technology primarily consists of intellectual property of proprietary software that is marketed for sale. We valued the developed technology using the relief from royalty method, an income approach. The significant assumptions used in the income approach include estimates about future expected cash flows from the developed technology, the royalty rate and the discount rate. We are amortizing the RGS developed technology, valued at $4.3 million, on an attribution method based on the discounted cash flows of the model over an estimated useful life of two years.

Customer Relationships

We recorded the customer relationships intangible separately from goodwill based on determination of the length, strength and contractual nature of the relationship that RGS shared with its customers. We valued the single group of customer relationships using the multi-period excess earnings method, an income approach. The significant assumptions used in the income approach include estimates about future expected cash flows from customer contracts, the attrition rate and the discount rate. We are amortizing the customer relationships, valued at $28.9 million, on a straight-line basis over an estimated useful life of 16 years.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
Business Combinations in Operations - RGS

The operations of the RGS business combination discussed above were included in the consolidated financial statements as of the acquisition date. The pro forma information as well as the revenue and net income of the business combination were not material to the consolidated financial statements for the year ended December 31, 2025.

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

In consideration for the purchase of BTR, we paid $12.4 million in cash on August 15, 2025, after deducting $1.6 million related to agreed holdback provisions. The acquisition was accounted for as a business combination within the Other segment. The purchase price allocation was finalized during the fourth quarter of 2025. The overall impacts to our consolidated financial statements were not considered material for the year ended December 31, 2025.

Acquisition of a Business – CHeKT

On February 10, 2025, Alarm.com Incorporated, one of our wholly-owned subsidiaries, acquired 81% of the issued and outstanding shares of capital stock of CHeKT. CHeKT provides a remote video monitoring service for central station operators that is compatible with a variety of cameras. The acquisition of CHeKT has helped expand our opportunity to provide remote video monitoring solutions in the commercial and residential markets.

In consideration for the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, we paid $23.6 million in cash on February 10, 2025, after deducting $3.7 million related to agreed holdback provisions. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of CHeKT as of the closing date, the purchase price decreased by $0.2 million. The working capital adjustment was finalized during the second quarter of 2025 and $0.5 million of the holdback was paid to stockholders of CHeKT at that time. The remaining $3.0 million of the holdback is expected to be paid to the stockholders of CHeKT by the end of the second quarter of 2026, subject to offset for any indemnification obligations. As a result of the acquisition of CHeKT, we recorded approximately $0.5 million in acquisition-related costs for the year ended December 31, 2025. These costs include expenses directly related to acquiring CHeKT, are expensed as incurred and are included in general and administrative expense in our consolidated statements of operations. The purchase price allocation was finalized during the fourth quarter of 2025, resulting in measurement period adjustments to decrease goodwill by $0.1 million and decrease tax-related liabilities by $0.1 million.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The table below sets forth the purchase consideration and the fair value allocation of the tangible and intangible net assets acquired (in thousands):

February 10, 2025
Calculation of Purchase Consideration:
Cash paid, net of working capital adjustment	$23,382
Holdback consideration	3,694
Total consideration	$27,076

Tangible and Intangible Net Assets:
Cash	$195
Accounts receivable	308
Inventory	645
Other current assets	4
Customer relationships	486
Developed technology	9,412
Trade names	814
Accounts payable	(150)
Accrued expenses and other current liabilities	(212)
Deferred tax liability	(1,462)
Other liabilities	(100)
Redeemable noncontrolling interest	(6,352)
Goodwill	23,488
Total tangible and intangible net assets	$27,076

Goodwill of $23.5 million reflects the value of acquired workforce and synergies we expect to achieve from integrating CHeKT's remote video monitoring services into our existing solutions in the commercial and residential markets. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods. We allocate goodwill to reporting units based on expected benefit from synergies and have allocated the goodwill to the Alarm.com segment.

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
December 31, 2025, 2024 and 2023

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

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest related to our 81% equity ownership interest in CHeKT. The CHeKT stockholder agreement contains a put option that gives the minority CHeKT stockholders the right to sell their remaining 19% equity ownership interest to us based on the fair value of the shares and also contains a call option that gives us the right to purchase the remaining CHeKT shares from the minority CHeKT stockholders based on the fair value of the shares. The put and call options can each be exercised beginning in the first quarter of 2028. This redeemable noncontrolling interest was recorded at fair value on February 10, 2025, by applying the income approach using unobservable inputs for projected cash flows, including projected financial results and a discount rate, which are considered Level 3 inputs. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the consolidated balance sheets. The redemption value of the CHeKT noncontrolling interest was $6.4 million as of February 10, 2025 and $6.3 million as of December 31, 2025.

Business Combinations in Operations - CHeKT

The operations of the CHeKT business combination discussed above were included in the consolidated financial statements as of the acquisition date. The pro forma information as well as the revenue and net income of the business combination were not material to the consolidated financial statements for the year ended December 31, 2025.

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

Note 8. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2024	$154,498	$—	$154,498
Foreign currency translation adjustment	(287)	—	(287)
Balance as of December 31, 2024	154,211	—	154,211
Goodwill acquired	23,579	48,156	71,735
Measurement period adjustment	(91)	(1,767)	(1,858)
Foreign currency translation adjustment	899	—	899
Balance as of December 31, 2025	$178,598	$46,389	$224,987

On February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT and initially recorded $23.6 million of goodwill in the Alarm.com segment. On August 15, 2025, we acquired 100% of the issued and outstanding shares of capital stock of BTR and initially recorded $3.1 million of goodwill in the Other segment. On November 21, 2025, we acquired 100% of the issued and outstanding shares of capital stock of RGS and recorded $45.1 million of goodwill in the Other segment. The goodwill related to the acquisitions of CHeKT, BTR and RGS reflects the value of acquired workforce and synergies we expect to achieve from integrating these acquisitions into our existing solutions. The 2025 measurement period

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
adjustments related to the CHeKT and BTR working capital and tax adjustments during the year ended December 31, 2025. There were no impairments of goodwill recorded during the years ended December 31, 2025, 2024 or 2023. As of December 31, 2025, the accumulated balance of goodwill impairments was $4.8 million, which is related to our acquisition of EnergyHub in 2013.

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Other	Total
Balance as of January 1, 2024	$39,294	$37,174	$1,217	$879	$—	$78,564
Intangible assets acquired	—	1,585	—	—	46	1,631
Capitalized software development costs	—	—	—	1,798	—	1,798
Amortization	(9,669)	(8,216)	(717)	(232)	—	(18,834)
Balance as of December 31, 2024	29,625	30,543	500	2,445	46	63,159
Intangible assets acquired	34,120	18,398	1,058	—	—	53,576
Capitalized software development costs	—	—	—	1,354	—	1,354
Amortization	(8,721)	(9,320)	(256)	(440)	—	(18,737)
Balance as of December 31, 2025	$55,024	$39,621	$1,302	$3,359	$46	$99,352

We recorded $19.4 million, $18.6 million and $19.3 million of amortization related to our intangible assets for the years ended December 31, 2025, 2024 and 2023, respectively. There were no impairments of long-lived intangible assets during the years ended December 31, 2025, 2024 and 2023. During the year ended December 31, 2024, $0.3 million of fully amortized developed technology intangible assets previously acquired were written-off in the Alarm.com segment as the technology was no longer in use.

The following tables reflect the weighted-average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$162,400	$(107,376)	$55,024	10.8
Developed technology	89,714	(50,093)	39,621	5.2
Trade name	5,532	(4,230)	1,302	5.0
Capitalized software development costs	4,034	(675)	3,359	3.8
Other	46	—	46	5.0
Total intangible assets	$261,726	$(162,374)	$99,352	8.3

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$128,280	$(98,655)	$29,625	5.3
Developed technology	71,316	(40,773)	30,543	4.0
Trade name	4,474	(3,974)	500	2.9
Capitalized software development costs	2,680	(235)	2,445	3.7
Other	46	—	46	5.0
Total intangible assets	$206,796	$(143,637)	$63,159	4.6

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
The following table reflects the future estimated amortization expense for intangible assets (in thousands):

Year Ended December 31,	Amortization
2026	$23,448
2027	20,325
2028	14,550
2029	7,683
2030	6,498
2031 and thereafter	26,848
Total future amortization expense	$99,352

Note 9. Investments in Unconsolidated Entities

Investment in Protegger Luxembourg S.à r.l, or Pronet

On November 20, 2025, we paid $30.1 million in cash to purchase 20.3% of the outstanding shares of Pronet. We do not have a controlling financial interest in Pronet, but based on the legal form of Pronet, our level of ownership and our extent of influence, we concluded that this equity investment in Pronet, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

As of December 31, 2025, the carrying value of our equity investment in Pronet did not exceed our share of Pronet's net assets. We are not obligated to fund losses of Pronet, when applicable.

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

As of December 31, 2025, the carrying value of our equity investments in Safe Haven and All Access exceeded our share of Safe Haven's and All Access' net assets primarily due to trade name intangible assets, customer relationship intangible assets and goodwill. Trade names and customer relationships are definite-lived intangible assets and are amortized on an attribution method based on the projected discounted cash flows over useful lives ranging from nine years to 14 years. We are not obligated to fund losses of Safe Haven or All Access, when applicable.

Investment in SafeStreets USA, LLC, or SafeStreets

On April 28, 2025, we paid $29.1 million in cash to purchase 24.7% of the outstanding shares of SafeStreets. We do not have a controlling financial interest in SafeStreets, but based on the legal form of SafeStreets, our level of ownership and our extent of influence, we concluded that this equity investment in SafeStreets, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the equity method of accounting.

As of December 31, 2025, the carrying value of our equity investment in SafeStreets exceeded our share of SafeStreets' net assets primarily due to trade name intangible assets, customer relationship intangible assets and goodwill. Trade names and customer relationships are definite-lived intangible assets and are amortized on an attribution method based on the projected discounted cash flows over their useful lives of 10 years and 11 years, respectively. We are not obligated to fund losses of SafeStreets, when applicable.

Investment in a Hardware Supplier

In October 2018, we entered into a subordinate convertible promissory note with one of our hardware suppliers. In July 2019, we converted the outstanding notes receivable balance of $5.6 million into 9,520,832 shares of Series B preferred stock in the hardware supplier. We concluded that the $5.6 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for using the measurement alternative. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
from orderly transactions for identical or similar investments. As of December 31, 2025 and 2024, our investment in the hardware supplier was $5.6 million.

Investments in Technology Partners

In February 2021, we paid $5.0 million in cash to purchase 1,000,000 shares of Series B-2 Preferred Stock from a technology partner as part of a financing round that included other investors. The $5.0 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of December 31, 2025 and 2024, our investment in the technology partner was $5.7 million.

In December 2022, we paid $5.1 million in cash to another technology partner to purchase 4,231,717 shares of its Series A Preferred Stock. The $5.1 million equity investment, which is included in the Alarm.com segment, does not meet the criteria for consolidation and is accounted for using the measurement alternative. As of December 31, 2025 and 2024, our investment in the technology partner was $5.1 million.

In December 2023, we paid $1.5 million to another technology partner as part of a Simple Agreement for Future Equity, or SAFE. We paid an additional $1.5 million during both May 2024 and December 2024 to the same technology partner via a SAFE for a total investment of $4.5 million. On June 11, 2025, the $4.5 million SAFE was converted into shares of Series B preferred stock representing 25.9% of the outstanding shares of the technology partner. Our preferred stock provides us with a liquidation preference that is considered substantive. Accordingly, our equity ownership interest is not considered in-substance common stock. We concluded that the equity investment in the technology partner, which is included in the Alarm.com segment, does not meet the criteria for consolidation and will be accounted for under the measurement alternative. Under the measurement alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments. As of December 31, 2025 and 2024, our investment in the technology partner was $4.5 million.

Summary of Investments in Unconsolidated Entities

Our investments in unconsolidated entities are as follows (in thousands):

		December 31, 2025		December 31, 2024
	Ownership Percentage	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets
Safe Haven and All Access	32.5%	$141,205	$143,134	$—	$—
SafeStreets	24.7%	29,436	31,144	—	—
Pronet	20.3%	30,142	—	—	—
Other unconsolidated entities		26,148	707	17,170	733
Total		$226,931	$174,985	$17,170	$733

Equity method income from our investments in unconsolidated entities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Income from equity method investments, net	$2,642	$133

Other related party transactions and balances outstanding with our equity method investees for activity subsequent to our

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
investments are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Revenue from equity method investees	$17,411	$39
Interest income from equity method investees	1,096	2
Distributions received from equity method investees	7,763	—

	December 31, 2025	December 31, 2024
Outstanding principal from loans to equity method investees	$21,947	$145
Interest receivable from equity method investees	381	—
Accounts receivable from equity method investees	1,774	82
Total amounts receivable from equity method investees	$24,102	$227

Summarized Financial Information

Summarized financial information for all of our equity method investees in the aggregate for the periods during which we held an equity method investment are as follows (in thousands):

Statement of Operations	Year Ended December 31,
	2025	2024
Revenue	$730,488	$1,565
Gross profit	300,352	688
Operating income	106,050	(176)
Net income	64,131	(332)
Net income attributable to the equity method investees	64,131	(332)

Balance Sheet	December 31, 2025	December 31, 2024
Current assets	$107,854	$470
Noncurrent assets	548,486	1
Current liabilities	150,650	267
Noncurrent liabilities	209,872	239

Note 10. Other Assets

Loan to SafeStreets

On January 30, 2025, we entered into a senior secured loan agreement with SafeStreets, under which a term loan was provided to them in the original principal amount of $21.5 million, which loan is collateralized by the assets of SafeStreets. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030. As of December 31, 2025, $21.5 million of principal was outstanding from SafeStreets under the loan agreement.

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
December 31, 2025, 2024 and 2023
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

For the years ended December 31, 2025, 2024 and 2023, we recognized $1.8 million, $2.6 million and $3.0 million of revenue from the distribution partner associated with this loan, respectively.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan was July 24, 2025. In July 2025, we learned that this service provider partner may have a lien placed on its property that may have a priority over our security interest. Based on the information provided by the service provider partner, during the three months ended June 30, 2025, we recorded a credit loss expense of $0.7 million in general and administrative expense and we placed this loan in nonaccrual status as of June 30, 2025. As of December 31, 2025 and 2024, $0.9 million and $1.0 million of principal was outstanding from the service provider partner under the loan agreement.

For each of the years ended December 31, 2025, 2024 and 2023, we recognized $0.1 million, $0.2 million and $0.2 million of revenue from the service provider partner associated with this loan, respectively.

Allowance for Credit Losses - Notes Receivable

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Beginning of period balance	$(1)	$(5)
Provision for expected credit losses	(748)	(3,996)
Write-offs	—	4,000
End of period balance	$(749)	$(1)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	December 31, 2025
Loan Receivables:	2025	2024	2023	2022	2021	Prior	Total
Current	$22,600	$500	$447	$1,500	$—	$—	$25,047
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	943	943
Total	$22,600	$500	$447	$1,500	$—	$943	$25,990

	December 31, 2024
Loan Receivables:	2024	2023	2022	2021	2020	Prior	Total
Current	$500	$146	$1,500	$—	$993	$—	$3,139
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	—	—
Total	$500	$146	$1,500	$—	$993	$—	$3,139

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
There was one note receivable placed on nonaccrual status as of December 31, 2025 and no notes receivable placed on nonaccrual status as of December 31, 2024. During the years ended December 31, 2025, 2024 and 2023, there was no interest income recognized related to notes receivables that were in nonaccrual status.

As of December 31, 2025, there was $0.2 million of notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of December 31, 2024, there were no notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of December 31, 2025 and 2024, there were no notes receivables that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of December 31, 2025 and 2024, $19.4 million and $16.1 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, insurance and long lead-time parts related to our inventory.

Note 11. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts as of December 31, 2025	$941,134	$—	$—	$941,134
Money market accounts as of December 31, 2024	1,209,474	—	—	1,209,474
Equity securities with readily determinable fair value as of December 31, 2025	14,858	—	—	14,858
Equity securities with readily determinable fair value as of December 31, 2024	7,425	—	—	7,425

Liabilities:
Contingent consideration liability from acquisition as of December 31, 2025	$—	$—	$1,223	$1,223
Contingent consideration liability from acquisition as of December 31, 2024	—	—	2,169	2,169

The following table summarizes the change in fair value of the Level 3 contingent consideration liability with significant unobservable inputs (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning of period balance	$2,169	$2,061	$—
Acquired liabilities	—	—	1,993
Performance target achievement payment	(1,266)	—	—
Changes in fair value included in earnings	320	108	68
End of period balance	$1,223	$2,169	$2,061

As of December 31, 2025, $933.0 million of our money market accounts was included in cash and cash equivalents, $6.1 million was included in other assets and $2.0 million was included in other current assets in our consolidated balance sheets. As of December 31, 2024, $1.2014 billion of our money market accounts was included in cash and cash equivalents, $6.2 million was included in other assets and $1.9 million was included in other current assets in our consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. Our equity securities with readily determinable fair value represent our investments in publicly traded companies, which are valued using quoted prices in active markets. During the year ended December 31, 2025, we recorded a gain on publicly traded equity securities within our treasury portfolio of $4.7 million. During the year ended December 31, 2024, we recorded a loss on publicly traded equity securities within our treasury portfolio of less than $0.1 million. Our investments in public entities are recorded at fair value within other current assets in our consolidated balance sheets and changes in fair value of the investments are recorded within other income / (expense), net within our consolidated statements of operations. See Note 14 for the carrying amount and estimated fair value of our convertible senior notes as of December 31, 2025 and 2024.

The contingent consideration liability consists of the potential earn-out payment related to our acquisition of 100% of the issued and outstanding capital stock of EBS on January 18, 2023. The earn-out payment is contingent on the satisfaction of two performance targets related to the integration of EBS's hardware into the Alarm.com platform by December 31, 2026, and has a

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
maximum potential payment of up to $2.5 million. We account for the contingent consideration using fair value and established a liability for the future earn-out payment based on an estimation of the probability of the future achievement of the performance targets. The contingent consideration liability was valued with Level 3 unobservable inputs, including the probability of expected achievement of the performance targets. At January 18, 2023, the fair value of the liability was $2.0 million. At each reporting date until December 31, 2026, or the achievement of the performance targets, we will remeasure the liability, using the same valuation approach. The fair value of the contingent consideration liability is included within accounts payable, accrued expenses and other current liabilities within our consolidated balance sheets. Changes in fair value resulting from information that existed subsequent to the acquisition date are recorded in general and administrative expense in the consolidated statements of operations. One of the performance targets was achieved during the year ended December 31, 2025, and the related payment of $1.3 million was made during the second quarter of 2025. The unobservable inputs used in the valuation for the remaining performance target as of December 31, 2025 included an expected achievement percentage of 100%. The valuation also included a weighted average discount rate of 4.9%, weighted by the probability of achievement of the performance targets at various dates, including a range of 4.9% to 5.0%. Selecting another probability of expected achievement or discount rate within an acceptable range would not result in a significant change to the fair value of the contingent consideration liability.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into or out of Level 3 during the years ended December 31, 2025, 2024 and 2023. There were no reclassifications between levels of the fair value hierarchy during the years ended December 31, 2025, 2024 and 2023.

Note 12. Leases

As of December 31, 2025, we leased office space, data centers and office equipment under non-cancelable operating leases with various expiration dates through 2034. In August 2014, we signed a lease for office space in Tysons, Virginia where we relocated our corporate headquarters to in February 2016. We have subsequently entered into amendments to this lease to provide us with additional office space as well as tenant improvement allowances. In August 2024, we entered into an amendment to the lease for our corporate headquarters, which extends the term of our existing leased office space to 2034 and includes two successive five-year renewal options. Additionally, the amendment provides for additional office space, parking spaces and tenant improvement allowances.

Supplemental information related to leases is presented in the table below (in thousands, except weighted-average term and discount rate):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$15,381	$13,084	$11,484
Cash paid for amounts included in the measurement of operating lease liabilities	9,864	12,467	13,947
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	7,650	38,872	5,262

During the years ended December 31, 2025, 2024 and 2023, we received cash incentives from our landlord of $4.5 million, zero, and $0.4 million, respectively, as reimbursement for tenant improvements.

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term — operating leases	7.1 years	7.8 years
Weighted-average discount rate — operating leases	8.1%	8.2%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
Maturities of lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Leases(1)
2026	$14,297
2027	14,594
2028	13,605
2029	11,974
2030	11,343
2031 and thereafter	37,147
Total lease payments	102,960
Less: imputed interest(2)	26,827
Present value of lease liabilities	$76,133
____________________
(1)Operating lease payments exclude $4.4 million of legally binding minimum lease payments for leases executed but not yet commenced. There are no options to extend lease terms that were reasonably certain of being exercised included in these balances.
(2)Imputed interest was calculated using the incremental borrowing rate applicable for each lease.

Note 13. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable	$22,200	$65,615
Accrued expenses	51,360	29,443
Income taxes payable	1,785	28,045
Holdback and working capital liabilities from business combinations, asset acquisitions and investments in unconsolidated entities	13,713	—
Contingent consideration liability from acquisition	1,223	1,216
Other current liabilities	16,914	15,108
Accounts payable, accrued expenses and other current liabilities	$107,195	$139,427

The components of other liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Contingent consideration liability from acquisition	$—	$953
Other liabilities	11,735	14,526
Other liabilities	$11,735	$15,479

Note 14. Debt, Commitments and Contingencies

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
December 31, 2025, 2024 and 2023
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

The 2026 Notes were convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day; (2) during the five business day period immediately after any 10 consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2026 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the 2026 Indenture.

On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2026 Notes, holders of the 2026 Notes could have converted all or any portion of their 2026 Notes at any time, regardless of the foregoing conditions. Upon conversion, prior to August 15, 2025, we had the ability to satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It was our intent to settle the principal amount of the 2026 Notes with cash. On or after August 15, 2025, we must pay cash to satisfy the principal portion of our conversion obligation and must deliver shares to satisfy any excess conversion value. The initial conversion rate for the 2026 Notes is 6.7939 shares of our common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of $147.19 per share of our common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2026 Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2026 Notes or if we deliver a notice of redemption in respect of the 2026 Notes, we will, under certain circumstances, increase the conversion rate of the 2026 Notes for a holder who elects to convert its 2026 Notes (or any portion thereof) in connection with such a corporate event or convert its 2026 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2026 Indenture), as the case may be.

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

As of December 31, 2025 and 2024, the fair value of our 2026 Notes was $499.1 million and $473.8 million, respectively. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $51.02 on the last trading day of the quarter, the if-converted value of the 2026 Notes did not exceed the principal amount of $500.0 million as of December 31, 2025.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
The net carrying amount of the liability component of the 2026 Notes is as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal	$500,000	$500,000
Unamortized debt issuance costs	(133)	(3,319)
Net carrying amount	$499,867	$496,681

Interest expense related to the 2026 Notes is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization of debt issuance costs	$3,186	$3,166	$3,145
Total interest expense	$3,186	$3,166	$3,145

See Note 21 for details on our payment of the 2026 Notes upon maturity on January 15, 2026.

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
December 31, 2025, 2024 and 2023
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

We used $63.1 million of the net proceeds from the 2029 Notes to pay the cost of the capped call transactions described below and used $75.0 million to repurchase 1,117,068 shares of our common stock concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. We are using the remaining net proceeds from the issuance of the 2029 Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, other repurchases of our common stock, and for working capital, operating expenses and capital expenditures.

We account for the 2029 Notes as a liability. The debt issuance costs are presented as a deduction from the outstanding principal balance of the 2029 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2029 Notes at a rate of 2.9%.

As of December 31, 2025 and 2024, the fair value of our 2029 Notes was $477.3 million and $496.7 million, respectively. The fair value was determined based on the quoted price of the 2029 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $51.02 on the last trading day of the quarter, the if-converted value of the 2029 Notes did not exceed the principal amount of $500.0 million as of December 31, 2025.

The net carrying amount of the liability component of the 2029 Notes is as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal	$500,000	$500,000
Unamortized debt issuance costs	(10,359)	(13,204)
Net carrying amount	$489,641	$486,796

Interest expense related to the 2029 Notes is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Interest expense	$11,250	$6,593
Amortization of debt issuance costs	2,845	1,630
Total interest expense	$14,095	$8,223

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
December 31, 2025, 2024 and 2023
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

Legal Proceedings

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Three of the patents were found unpatentable in reexamination. The decision with respect to one of the patents was affirmed by the United States Court of Appeals for the Federal Circuit, or Federal Circuit, on January 21, 2026, EcoFactor filed an appeal of the decision with respect to the second patent with the Federal Circuit on November 20, 2025, and EcoFactor is appealing the rejection of the third patent to the Patent Trial and Appeal Board, or PTAB, having filed its appeal brief on June 10, 2024. Ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the PTAB in inter partes review, and all claims were canceled on February 1, 2024.

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

On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam is seeking preliminary and permanent injunctions, enhanced damages and attorneys’ fees. Causam had previously asserted the same four patents against us in a July 2021 complaint with the ITC. In February 2023, the ITC found in favor of Alarm.com and Causam’s appeal of the decision with respect to one patent was dismissed as moot on October 15, 2025 based on the Federal Circuit’s affirmance, on the same day, of a PTAB decision that found the patent at issue in the appeal is invalid. Separately, the Federal Circuit affirmed a PTAB decision finding a second of the asserted patents invalid on September 5, 2025. Before we responded to Causam’s district court complaint, the court issued a stay of the case until the ITC investigation was finally resolved. Now that the appeal proceedings have been completed in the ITC investigation, Causam may seek to pursue the district court lawsuit.

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
December 31, 2025, 2024 and 2023
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

Note 15. Stockholders' Equity

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

Common and Preferred Stock

As of December 31, 2025 and 2024, there were 53,540,939 and 52,756,077 shares of common stock issued, and 49,630,714 and 49,618,346 shares of common stock outstanding, respectively. As of December 31, 2025 and 2024, there were no preferred shares issued and outstanding. Each outstanding share of common stock is entitled to one vote per share.

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

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
During the year ended December 31, 2025, we repurchased 772,494 shares of our common stock for $41.6 million under the stock repurchase program, effective May 24, 2024. During the year ended December 31, 2024, we repurchased 1,117,068 shares of our common stock for $75.0 million concurrently with the pricing of the 2029 Notes, which was separately authorized by our board of directors. During the year ended December 31, 2023, we repurchased 487,918 shares of our common stock under our stock repurchase program that was subsequently canceled effective May 31, 2024 for $27.3 million, which includes applicable commissions and fees.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the consolidated balance sheets.

Shares Withheld

As permitted under the terms of the 2025 Plan, we may withhold shares of common stock in connection with the vesting of restricted stock unit awards issued to employees to satisfy applicable tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program. We paid $3.4 million and $2.6 million of tax withholdings related to vesting of restricted stock units during the years ended December 31, 2024 and 2023, respectively. No tax withholdings related to the vesting of restricted stock units were paid during the year ended December 31, 2025. We also utilized the sell-to-cover method in which shares of our restricted stock unit awards were sold into the market on behalf of the employee upon vesting to cover tax withholding liabilities. We may utilize either the withholding method or sell-to-cover method in the future.

Note 16. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of hardware and other revenue	$—	$2	$5
Sales and marketing	2,441	2,833	3,522
General and administrative	10,474	13,080	13,028
Research and development	20,275	25,327	30,728
Total stock-based compensation expense	$33,190	$41,242	$47,283

The following table summarizes the components of non-cash stock-based compensation expense (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	$3,902	$4,237	$4,166
Restricted stock units	29,082	36,792	42,924
Employee stock purchase plan	206	213	193
Total stock-based compensation expense	$33,190	$41,242	$47,283
Tax (shortfall) / windfall benefit from stock-based awards	$(1,025)	$1,829	$(508)

2025 Equity Incentive Plan

We issue stock options pursuant to our 2025 Plan. The 2025 Plan allows for the grant of stock options to employees and for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or RSUs, performance-based stock awards, and other forms of equity compensation to our employees, directors and non-employee directors.

On April 17, 2025, our board of directors adopted, and on June 4, 2025, our stockholders approved, our 2025 Plan. The 2025 Plan provides that (i) no new awards may be granted under the 2015 Equity Incentive Plan, or 2015 Plan, as of June 4, 2025, although awards granted under the 2015 Plan prior to June 4, 2025, will remain outstanding in accordance with their terms and those of the 2015 Plan, and (ii) the shares of common stock that were available for grant under the 2015 Plan but were unissued as of June 4, 2025, became available for issuance pursuant to awards granted under the 2025 Plan. Additionally, no

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
further grants may be made under the Amended and Restated 2009 Stock Incentive Plan, or the 2009 Plan. As of December 31, 2025, 10,774,498 shares remained available for future grant under the 2025 Plan.

Stock Options

Stock options under the 2025 Plan and the 2015 Plan have been granted at exercise prices based on the closing price of our common stock on the date of grant. Stock options under the 2009 Plan were granted at exercise prices as determined by the board of directors to be the fair market value of our common stock. Our stock options generally vest over a five-year period and each option, if not exercised or forfeited, expires on the tenth anniversary of the grant date.

Certain stock options granted under the 2025 Plan and previously granted under the 2015 Plan and 2009 Plan may be exercised before the options have vested. Unvested shares issued as a result of early exercise are subject to repurchase by us upon termination of employment or services at the original exercise price. The proceeds from the early exercise of stock options are initially recorded as a current liability and are reclassified to common stock and additional paid-in capital as the awards vest and our repurchase right lapses. There were no unvested shares of common stock outstanding subject to our right of repurchase as of December 31, 2025 and 2024. We did not repurchase any unvested shares of common stock related to early exercised stock options in connection with employee terminations during the years ended December 31, 2025, 2024 and 2023. There were no proceeds from the early exercise of the unvested stock options reflected in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets as of December 31, 2025 and 2024.

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

There were 145,500, 138,750 and 237,400 stock options granted during the years ended December 31, 2025, 2024 and 2023, respectively. We declared and paid dividends in June 2015 in anticipation of our IPO, which we closed on July 1, 2015. Subsequent to the IPO, we do not expect to declare or pay dividends on a recurring basis. As such, we assume that the dividend rate is 0%.

The following table summarizes the assumptions used for estimating the fair value of stock options granted:

Year Ended December 31,
	2025	2024	2023
Volatility	39.0 - 39.3%	39.7 - 41.1%	40.9 - 41.9%
Expected term	5.6 - 5.7 years	5.5 - 5.6 years	5.4 - 5.6 years
Risk-free interest rate	3.7 - 4.2%	3.7 - 4.4%	3.3 - 4.4%
Dividend rate	—%	—%	—%

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,123,860	$50.74	5.8	$14,974
Granted	145,500	57.29
Exercised	(120,525)	22.21		3,936
Forfeited	(51,552)	66.07
Expired	(171)	11.55
Outstanding as of December 31, 2025	1,097,112	$54.02	5.8	$5,187
Vested and expected to vest as of December 31, 2025	1,097,112	$54.02	5.8	$5,187
Exercisable as of December 31, 2025	649,482	$50.06	4.2	$5,182

The weighted average grant date fair value for our stock options granted during the years ended December 31, 2025, 2024 and 2023 was $24.94, $29.16 and $23.01, respectively. The total fair value of stock options vested during the years ended December 31, 2025, 2024 and 2023 was $3.8 million, $4.2 million and $3.3 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $3.9 million, $9.3 million and $5.6 million, respectively. As of December 31, 2025, the total compensation cost related to nonvested awards not yet recognized was $5.1 million, which will be recognized over a weighted average period of 2.2 years. Cash received from exercises of stock options was $2.7 million, $8.3 million and $2.0 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Restricted Stock Units

There was an aggregate of 709,762, 628,394 and 558,747 RSUs without performance conditions granted to certain of our employees and directors during the years ended December 31, 2025, 2024 and 2023, respectively. There were 25,205 RSUs with performance conditions granted during the year ended December 31, 2025. There were no RSUs with performance conditions granted during the years ended December 31, 2024 and 2023. The time-based RSUs vest over a five-year period from the vesting commencement date, which is generally the grant date. The performance-based RSUs vest when the related performance conditions are met. Vested RSUs include the amount of shares withheld to satisfy tax withholding requirements to be paid by us on behalf of our employees, when applicable. We account for RSUs based on the fair value of the award as of the grant date. We recognize stock-based compensation expense for time-based RSUs using the accelerated attribution method, net of actual forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche. The condition for vesting of the RSUs is based on continued employment. We recognize stock-based compensation expense for performance-based RSUs based on management’s determination of the probable outcome of the performance conditions and we record a cumulative adjustment in periods in which there is a change in the estimated number of shares expected to vest. As of December 31, 2025, the total unrecognized compensation expense related to RSUs without performance conditions was $53.2 million, which is expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2025, the total unrecognized compensation expense related to RSUs with performance conditions was $1.3 million, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes RSU activity:

	RSUs without Performance Conditions			RSUs with Performance Conditions
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,819,320	$64.97	$110,615	154,361	$80.83	$9,385
Granted	709,762	53.15		25,205	49.97
Vested	(565,058)	65.83	31,561	(61,895)	74.15	3,329
Forfeited	(184,340)	62.31		(9,799)	85.35
Outstanding as of December 31, 2025	1,779,684	$60.25	$90,799	107,872	$77.05	$5,504
Vested and expected to vest as of December 31, 2025	1,779,684	$60.25	$90,799	55,872	$69.82	$2,851

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The weighted average grant date fair value for our RSUs without performance conditions granted during the years ended December 31, 2025, 2024 and 2023 was $53.15, $65.29 and $55.40, respectively. The weighted average grant date fair value for our RSUs with performance conditions granted during the year ended December 31, 2025 was $49.97. The total fair value of RSUs without performance conditions vested during the years ended December 31, 2025, 2024 and 2023 was $37.2 million, $37.0 million and $45.3 million, respectively. The total fair value of RSUs with performance conditions vested during the years ended December 31, 2025, 2024 and 2023 was $4.6 million, $2.0 million and $3.2 million, respectively.

Employee Stock Purchase Plan

Our board of directors adopted our 2015 ESPP in June 2015. As of December 31, 2025, 1,831,595 shares have been reserved for future grant under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of our common stock at 90% of the fair market value, rounded up to the nearest cent, based on the closing price of our common stock on the purchase date. The maximum number of shares of our common stock that a participant may purchase during any calendar year shall not exceed such number of shares having a fair market value equal to the lesser of $15,000 or 10% of the participant's base compensation for that year.

The 2015 ESPP is considered compensatory for purposes of share-based compensation expense due to the 10% discount on the fair market value of the common stock. An aggregate of 34,449, 29,946 and 33,639 shares were purchased by employees for the years ended December 31, 2025, 2024 and 2023, respectively, for which we recognized $0.2 million of compensation expense during each of those years. Compensation expense is recognized for the amount of the discount, net of actual forfeitures and voluntary withdrawals, over the six-month purchase period.

Note 17. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
Numerator:	2025	2024	2023
Net income	$131,628	$122,513	$80,340
Net loss attributable to redeemable noncontrolling interests	946	1,603	703
Net income attributable to common stockholders - basic (A)	132,574	124,116	81,043
Add back total interest expense, net of tax, attributable to convertible senior notes	12,098	8,573	2,367
Net income attributable to common stockholders - diluted (B)	$144,672	$132,689	$83,410
Denominator:
Weighted average common shares outstanding — basic (C)	49,795,191	49,641,763	49,818,448
Dilutive effect of convertible senior notes, stock options and restricted stock units	9,128,624	8,351,256	4,806,986
Weighted average common shares outstanding — diluted (D)	58,923,815	57,993,019	54,625,434
Net income attributable to common stockholders per share:
Basic (A/C)	$2.66	$2.50	$1.63
Diluted (B/D)	$2.46	$2.29	$1.53

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
	2025	2024	2023
Stock options	774,004	579,678	626,976
Restricted stock units	11,300	1,700	255,325

Our redeemable noncontrolling interests relate to our 89% equity ownership interest in OpenEye, our 99% equity ownership interest in Noonlight and our 81% equity ownership interest in CHeKT. See Note 2 for details on the put options and call options contained in the OpenEye, Noonlight and CHeKT stockholder agreements.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share. We use the if-converted method when calculating the dilutive impact of the 2026 Notes and 2029 Notes on net income per share. On or after August 15, 2025, we must pay cash to satisfy the principal portion of our conversion obligation and must deliver shares to satisfy any excess conversion value on the 2026 Notes. As a result, we included 2,103,317 shares related to the 2026 Notes and 5,728,550 shares related to the 2029 Notes within the weighted average shares outstanding when calculating the diluted net income per share for the year ended December 31, 2025. We included 3,396,950 and 3,365,132 shares related to the 2026 and 2029 Notes, respectively, within the weighted averages shares outstanding when calculating the diluted net income per share for the year ended December 31, 2024. We included 3,396,950 shares related to the 2026 Notes within the weighted averages shares outstanding when calculating the diluted net income per share for the year ended December 31, 2023. Additionally, we included $12.1 million, $8.6 million and $2.4 million of interest expense and debt issuance cost amortization, net of tax, within the numerator of the diluted net income per share for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 18. Significant Service Providers and Distributors

During the years ended December 31, 2025, 2024 and 2023, our 10 largest revenue service provider partners or distributors accounted for 45%, 46% and 50% of our consolidated revenue, respectively. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the years ended December 31, 2025, 2024 and 2023.

No service provider partners represented more than 10% of accounts receivable as of December 31, 2025 or 2024.

Note 19. Income Taxes

The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$157,866	$138,111	$97,453
Foreign	8,740	3,563	372
Total	$166,606	$141,674	$97,825

The components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(5,201)	$40,131	$51,923
State	8,268	10,561	11,577
Foreign	4,579	3,098	1,715
Total Current	7,646	53,790	65,215
Deferred
Federal	30,383	(29,307)	(40,519)
State	(440)	(5,277)	(6,986)
Foreign	31	88	(225)
Total Deferred	29,974	(34,496)	(47,730)
Total	$37,620	$19,294	$17,485

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023
The difference between the income tax expense at the federal statutory rate and income tax expense in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. Federal Statutory Tax Rate	$34,987	21.0%	$29,779	21.0%	$20,543	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	6,249	3.8	4,587	3.2	3,654	3.7
Foreign Tax Effects	2,924	1.8	2,553	1.8	1,442	1.6
Effect on Changes in Tax Laws or Rates Enacted in Current Period	—	—	—	—	—	—
Effect of Cross-Border Tax Laws	1,017	0.6	(4,720)	(3.3)	(4,288)	(4.4)
Foreign Derived Intangible Income	4	—	(4,844)	(3.4)	(4,288)	(4.4)
Global Intangible Low-Taxed Income	1,013	0.6	124	0.1	—	—
Tax Credits	(11,279)	(6.7)	(14,236)	(10.0)	(7,005)	(7.2)
Federal Research and Development Tax Credits	(11,279)	(6.7)	(14,236)	(10.0)	(7,005)	(7.2)
Changes in Valuation Allowances	—	—	—	—	44	—
Nontaxable or Nondeductible Items	3,072	1.8	1,637	1.2	2,819	2.9
Changes in Unrecognized Tax Benefits	83	—	(320)	(0.3)	261	0.3
Other Adjustments	567	0.3	14	—	15	—
Effective Tax Rate	$37,620	22.6%	$19,294	13.6%	$17,485	17.9%
_______________
(1)In 2025, state taxes in Virginia, Illinois, Pennsylvania, Florida and Utah made up the majority (greater than 50%) of the tax effect in this category. In 2024, state taxes in Virginia, Florida, Illinois and New York made up the majority (greater than 50%) of the tax effect in this category. In 2023, state taxes in Virginia, Pennsylvania and Massachusetts made up the majority (greater than 50%) of the tax effect in this category.

The components of our cash paid for income taxes, net of refunds are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$30,080	$52,686	$50,973
State	13,445	12,990	12,345
Foreign	1,862	2,535	1,259
Total	$45,387	$68,211	$64,577

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

	Year Ended December 31,
	2025	2024	2023
Virginia(2)	$6,570	$4,787	$—
_______________
(2)In 2023, no state jurisdictions had income taxes paid (net of refunds) that exceeded 5%.

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The components of our net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets, non-current
Provision for credit losses on accounts receivable	$1,873	$1,459
Depreciation	316	292
Accrued expenses	8,473	6,615
Deferred revenue	3,451	2,997
Operating lease liabilities	18,849	18,149
Stock-based compensation	16,799	20,060
Acquisition costs	1,803	1,852
Inventory reserve	679	566
Net operating losses	4,850	1,610
Tax credits	4,470	4,334
Capitalized research and development expenditures	113,933	135,619
Capped call premium	10,661	13,416
Other	2,123	3,430
Total deferred tax assets, non-current prior to valuation allowance	188,280	210,399
Valuation allowance	(5,632)	(5,012)
Total deferred tax assets, non-current, net of valuation allowance	182,648	205,387
Deferred tax liabilities, non-current
Intangible assets and prepaid patent licenses	(7,273)	(2,574)
Operating lease right-of-use assets	(13,002)	(13,199)
Depreciation	(7,787)	(5,953)
Sales commissions	(1,858)	(1,706)
Equity investments	(27)	(161)
Other deferred tax liabilities	(446)	(510)
Total deferred tax liabilities, non-current	(30,393)	(24,103)
Net deferred tax assets, non-current	$152,255	$181,284

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest expense) is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$9,124	$9,063	$7,596
Additions based on tax positions of the current year	1,693	1,978	1,589
Additions based on tax positions of prior year	289	617	204
Decreases based on tax positions of prior year	(57)	(2)	(205)
Decreases for tax positions taken in the prior year due to settlement	—	(2,220)	—
Decreases due to lapse of applicable statute of limitations	(1,257)	(312)	(121)
Ending balance	$9,792	$9,124	$9,063

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
December 31, 2025, 2024 and 2023
deduction, with both provisions reducing our associated deferred tax assets. We currently anticipate these provisions will significantly reduce our current federal income tax cash outlays over the next several years. Certain other international tax provisions may also be favorable to us beginning in 2026.

We recorded a current federal tax benefit of $47.9 million based on our intent to deduct all 2025 domestic research and development expenditures, which resulted in a reduction of the current income tax payable of approximately $47.9 million and a corresponding decrease in the deferred tax asset. In addition, we generated $5.8 million in excess federal research and development tax credits in 2025. We will carryback this excess credit to 2024 and offset 2024 federal taxes, resulting in a 2025 current tax benefit.

Our effective income tax rates were 22.6%, 13.6% and 17.9% for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, the effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes and other nondeductible expenses, partially offset by the impact of 2025 research and development tax credits claimed and a favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits. For the year ended December 31, 2024, the effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed, the foreign derived intangible income deduction, tax windfall benefits from employee stock-based compensation and a favorable true-up adjustment of our 2023 income tax provision estimate associated with research and development tax credits, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses. For the year ended December 31, 2023, the effective tax rate was below the 21.0% statutory rate primarily due to research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by the impact of state taxes, foreign withholding taxes, federal estimated tax payment interest expense, other nondeductible expenses and a stock-based compensation tax shortfall.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards, net deferred tax assets of our EBS subsidiary, state net operating losses and an unrealized U.S. federal capital loss was $5.6 million, $5.0 million and $3.8 million as of December 31, 2025, 2024 and 2023, respectively.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability, excluding penalties and interest, of $0.7 million primarily due to a liability for research and development tax credits claimed, partially offset by the release of a federal unrecognized tax benefit liability due to the statute of limitations expiration during the year ended December 31, 2025. We recorded a net increase to the unrecognized tax benefits liability of $0.1 million, primarily due to a liability for research and development tax credits claimed, partially offset by the closure of the 2018 and 2019 Internal Revenue Service federal income tax return examination and the release of a state unrecognized tax benefit liability due to the statute of limitations expiration during the year ended December 31, 2024. We recorded a net increase to the unrecognized tax benefits liability of $1.5 million primarily for research and development tax credits claimed during the years ended December 31, 2023.

Our unrecognized tax benefits as of December 31, 2025 and 2024 includes unrecognized tax benefits of $9.8 million and $9.1 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate.

As of December 31, 2025 and 2024, our consolidated balance sheets included a $1.2 million and $0.9 million accrual for total interest expense related to unrecognized tax benefits and penalties, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of December 31, 2025, we had gross U.S. federal net operating loss carryforwards of $16.1 million, which will begin to expire in 2031. As of December 31, 2025, we had state net operating loss carryforwards of $22.3 million, which will begin to expire in 2031. As of December 31, 2025, we had $0.1 million of federal research and development tax credit carryforwards that will begin to expire in 2041. As of December 31, 2025, we had state research and development tax credit carryforwards of $5.2 million, which will begin to expire in 2032. The federal net operating loss carryforward arose in connection with the 2013 acquisition of EnergyHub and the 2025 acquisitions of CHeKT and BTR. Utilization of the acquired EnergyHub, CHeKT and BTR net operating loss carryforwards are subject to annual limitations due to ownership change limitations as provided by the Internal Revenue Code of 1986, as amended.

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
December 31, 2025, 2024 and 2023
during the three months ended June 30, 2024, and recognized a net income tax benefit of $1.7 million during the three months ended March 31, 2024.

As of December 31, 2025, we did not have material undistributed foreign earnings. We have not historically recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested. During the three months ended September 30, 2025, we changed this assertion with respect to a portion of the 2024 and 2025 current earnings of our Canadian business to begin providing deferred taxes on such earnings, the tax impact of which was not material.

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

Our Alarm.com segment represents our cloud-based platform and licenses and services on our non-hosted software platform for intelligently connected properties and related solutions that contributed 91%, 92% and 93% of our revenue, net of intersegment eliminations, for the years ended December 31, 2025, 2024 and 2023, respectively. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Year Ended December 31, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$605,261	$84,136	$—	$—	$689,397
Hardware and other revenue	314,389	11,599	(2,928)	(1,270)	321,790
Total revenue	919,650	95,735	(2,928)	(1,270)	1,011,187
Cost of SaaS and license revenue	69,986	26,214	354	(354)	96,200
Cost of hardware and other revenue	239,561	10,871	(2,871)	(1,466)	246,095
Total cost of revenue	309,547	37,085	(2,517)	(1,820)	342,295
Selling and marketing expense	98,039	25,749	—	—	123,788
General and administrative expense	102,647	7,771	—	—	110,418
Research and development expense	238,925	31,304	—	—	270,229
Amortization and depreciation expense	28,813	2,006	—	—	30,819
Total operating expenses	468,424	66,830	—	—	535,254
Operating income / (loss)	$141,679	$(8,180)	$(411)	$550	$133,638
Total assets	$2,181,210	$190,095	$(234,681)	$(33)	$2,136,591
Reconciliation of operating income to income before income taxes
Operating income					$133,638
Interest expense					(17,294)
Interest income					45,617
Other income / (expense), net					4,645
Income before income taxes					$166,606

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

	Year Ended December 31, 2024
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$564,513	$66,685	$—	$—	$631,198
Hardware and other revenue	306,074	5,979	(2,769)	(655)	308,629
Total revenue	870,587	72,664	(2,769)	(655)	939,827
Cost of SaaS and license revenue	68,666	20,809	329	(292)	89,512
Cost of hardware and other revenue	234,414	5,414	(2,630)	(561)	236,637
Total cost of revenue	303,080	26,223	(2,301)	(853)	326,149
Selling and marketing expense	88,899	22,343	—	—	111,242
General and administrative expense	101,401	7,478	—	—	108,879
Research and development expense	227,559	28,319	—	—	255,878
Amortization and depreciation expense	28,107	1,024	—	—	29,131
Total operating expenses	445,966	59,164	—	—	505,130
Operating income / (loss)	$121,541	$(12,723)	$(468)	$198	$108,548
Total assets	$2,081,214	$85,468	$(128,465)	$(9)	$2,038,208

Reconciliation of operating income to income before income taxes
Operating income					$108,548
Interest expense					(11,426)
Interest income					47,359
Other income / (expense), net					(2,807)
Income before income taxes					$141,674

ALARM.COM HOLDINGS, INC.
Notes to the Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

	Year Ended December 31, 2023
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$514,673	$54,527	$—	$—	$569,200
Hardware and other revenue	309,778	6,501	(3,201)	(596)	312,482
Total revenue	824,451	61,028	(3,201)	(596)	881,682
Cost of SaaS and license revenue	71,639	17,852	(2,967)	(626)	85,898
Cost of hardware and other revenue	237,660	5,760	(3,771)	(388)	239,261
Total cost of revenue	309,299	23,612	(6,738)	(1,014)	325,159
Selling and marketing expense	82,672	17,554	—	—	100,226
General and administrative expense	107,475	5,935	(480)	—	112,930
Research and development expense	220,106	25,008	—	—	245,114
Amortization and depreciation expense	30,337	1,087	—	—	31,424
Total operating expenses	440,590	49,584	(480)	—	489,694
Operating income / (loss)	$74,562	$(12,168)	$4,017	$418	$66,829

Reconciliation of operating income to income before income taxes
Operating income					$66,829
Interest expense					(3,429)
Interest income					29,801
Other income / (expense), net					4,624
Income before income taxes					$97,825

Our SaaS and license revenue for the Alarm.com segment included software license revenue of $17.7 million, $20.3 million and $23.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. There was no software license revenue recorded for the Other segment during the years ended December 31, 2025, 2024 and 2023. Cash additions to property and equipment were $16.2 million, $10.0 million and $7.4 million for the Alarm.com segment for the years ended December 31, 2025, 2024 and 2023, respectively. Cash additions to property and equipment were less than $0.1 million for the Other segment for the year ended December 31, 2025, and were $0.1 million for the years ended December 31, 2024 and 2023.

We derived substantially all revenue from North America for the years ended December 31, 2025, 2024 and 2023. Substantially all of our long-lived assets were in North America as of December 31, 2025 and 2024.

Note 21. Subsequent Event

On January 20, 2021, we issued the 2026 Notes. On January 15, 2026, the 2026 Notes matured and on January 14, 2026, we paid $500.0 million in aggregate principal amount to holders of the 2026 Notes, fully settling the outstanding balance. The settlement was funded with cash on hand, consistent with our stated intent, with no shares of common stock issued.

Schedule II – Valuation and Qualifying Accounts and Reserves

Alarm.com Holdings, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
(in thousands)

Description	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2025
Allowance for credit losses on accounts receivable	$3,870	$—	$2,155	$(854)	$5,171
Allowance for product returns	2,448	3,071	—	(3,379)	2,140
Allowance for credit losses on notes receivable	1	—	748	—	749
Deferred tax valuation allowance	5,012	—	1,529	(909)	5,632
Year Ended December 31, 2024
Allowance for credit losses on accounts receivable	$3,864	$—	$950	$(944)	$3,870
Allowance for product returns	2,279	3,187	—	(3,018)	2,448
Allowance for credit losses on notes receivable	5	—	3,996	(4,000)	1
Deferred tax valuation allowance	3,754	—	2,642	(1,384)	5,012
Year Ended December 31, 2023
Allowance for credit losses on accounts receivable	$2,835	$—	$1,508	$(479)	$3,864
Allowance for product returns	1,551	4,399	—	(3,671)	2,279
Allowance for credit losses on notes receivable	2	—	3	—	5
Deferred tax valuation allowance	2,591	—	2,204	(1,041)	3,754

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2025. The report of PricewaterhouseCoopers LLP is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

On November 21, 2025, we acquired 100% of the issued and outstanding shares of capital stock of RGS. In accordance with guidance issued by the SEC, management's assessment of the effectiveness of our internal control over financial reporting excluded the internal control activities of RGS, which is included in our December 31, 2025 consolidated financial statements, for which RGS represented less than 1% of total assets and less than 1% of total revenue of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

On August 15, 2025, EnergyHub acquired all of the issued and outstanding shares of capital stock of BTR. In accordance with guidance issued by the SEC, management's assessment of the effectiveness of our internal control over financial reporting excluded the internal control activities of BTR, which is included in our December 31, 2025 consolidated financial statements, for which BTR represented less than 1% of total assets and less than 1% of total revenue of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

On February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT. In accordance with guidance issued by the SEC, management's assessment of the effectiveness of our internal control over financial reporting excluded the internal control activities of CHeKT, which is included in our December 31, 2025 consolidated financial statements, for which CHeKT represented less than 1% of total assets and less than 1% of total revenue of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2025, the following directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

Name and Title	Action	Total Number of Shares to be Sold Pursuant to the Trading Arrangement	Adoption Date	Termination Date
Stephen Trundle, Chief Executive Officer	Terminated	Sale of up to 150,000 shares of common stock	August 29, 2023	November 17, 2025
Dan Kerzner, President, Platforms Business	Terminated	Sale of up to 53,668 shares of common stock	December 17, 2024	November 11, 2025

During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

We will file a definitive Proxy Statement for our Annual Meeting, or our 2026 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of our 2026 Proxy Statement under the captions "Information Regarding Committees of the Board of Directors," "Election of Directors" and "Executive Officers."

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of our 2026 Proxy Statement under the captions "Executive Compensation" (other than the information appearing under the heading “Pay Versus Performance”), "Director Compensation" and “Information Regarding Committees of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of our 2026 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of our 2026 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section of our 2026 Proxy Statement under the caption "Principal Accountant Fees and Services" and “Pre-Approval Policies and Procedures.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

    (1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm
    (2) Consolidated Financial Statement Schedule
    (3) Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
2.1	Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated as of June 23, 2016	8-K	001-37461	2.1	June 23, 2016
2.2	Amendment No. 1 to Asset Purchase Agreement by and among ICN Acquisition, LLC, Icontrol Networks, Inc., the Seller Stockholders, Fortis Advisors LLC, and the Registrant as Guarantor, dated November 15, 2016	8-K	001-37461	2.1	November 16, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37461	3.1	June 10, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37461	3.1	March 16, 2023
4.1	Indenture, dated as of January 20, 2021, by and between Alarm.com Holdings, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37461	4.1	January 20, 2021
4.2	Form of Global Note, representing Alarm.com Holdings, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-37461	4.2	January 20, 2021
4.3	Indenture, dated as of May 31, 2024, by and between Alarm.com Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-37461	4.1	May 31, 2024
4.4	Form of Global Note, representing Alarm.com Holdings, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-37461	4.2	May 31, 2024
4.5	Form of Common Stock Certificate of the Registrant	S-1	333-204428	4.1	May 22, 2015
4.6	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 11, 2012	S-1	333-204428	4.2	May 22, 2015
4.7	Description of Securities Registered Pursuant To Section 12 of the Securities Exchange Act of 1934, As Amended	10-K	001-37461	4.5	February 24, 2022
10.1	Deed of Office Lease Agreement between Registrant and Marshall Property LLC, dated August 8, 2014	S-1	333-204428	10.2	May 22, 2015
10.2	First Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 29, 2015	10-Q	001-37461	10.1	August 15, 2016
10.3	Second Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated October 19, 2015	10-Q	001-37461	10.2	August 15, 2016
10.4	Third Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated May 6, 2016	10-Q	001-37461	10.3	August 15, 2016
10.5	Fourth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated September 15, 2016	10-Q	001-37461	10.3	November 14, 2016
10.6	Fifth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and Marshall Property LLC, dated January 31, 2017	10-K	001-37461	10.7	March 16, 2017
10.7	Sixth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated October 10, 2018	10-K	001-37461	10.8	March 1, 2019

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.8	Seventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated May 16, 2019	10-Q	001-37461	10.1	August 9, 2019
10.9	Eighth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated July 17, 2019	10-Q	001-37461	10.2	August 9, 2019
10.10	Ninth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated March 12, 2020	10-Q	001-37461	10.1	May 7, 2020
10.11	Tenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 17, 2020	10-K	001-37461	10.11	February 25, 2021
10.12	Eleventh Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated December 21, 2021	10-K	001-37461	10.12	February 24, 2022
10.13	Twelfth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated January 12, 2022	10-K	001-37461	10.13	February 24, 2022
10.14	Thirteenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated July 26, 2023	10-Q	001-37461	10.1	November 9, 2023
10.15^	Fourteenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated August 28, 2024	10-Q	001-37461	10.1	November 7, 2024
10.16	Fifteenth Amendment to Deed of Office Lease Agreement by and between Alarm.com Incorporated and TMG TMC 3, L.L.C., dated March 5, 2025	10-Q	001-37461	10.1	May 9, 2025
10.17†	Amended and Restated 2009 Stock Incentive Plan, Form of Non-Qualified Stock Option Agreement and Form of Early Exercise Notice and Restricted Stock Purchase Agreement thereunder	S-1	333-204428	10.3	May 22, 2015
10.18†	2015 Equity Incentive Plan	10-Q	001-37461	10.1	August 14, 2015
10.19†	2025 Equity Incentive Plan	8-K	001-37461	10.1	June 6, 2025
10.20†	Form of Option Grant Package under 2015 Equity Incentive Plan	10-Q	001-37461	10.1	May 5, 2022
10.21†	Form of RSU Notice and Agreement under 2015 Equity Incentive Plan	10-Q	001-37461	10.2	May 5, 2022
10.22†	Form of Early Exercise Restricted Stock Purchase Agreement	10-K	001-37461	10.7	February 29, 2016
10.23†	2015 Employee Stock Purchase Plan	10-Q	001-37461	10.2	August 14, 2015
10.24†	Alarm.com Holdings, Inc. Executive Bonus Plan	10-Q	001-37461	10.1	May 9, 2019
10.25†	Form of Indemnity Agreement by and between Registrant and each of its directors and executive officers	S-1/A	333-204428	10.9	June 11, 2015
10.26†	Offer Letter by and between the Registrant and Steve Valenzuela dated October 12, 2016	8-K	001-37461	10.1	November 14, 2016
10.27^	Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of August 19, 2016	10-Q	001-37461	10.2	November 14, 2016
10.28^	First Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of December 9, 2019	10-K	001-37461	10.23	February 26, 2020
10.29^	Second Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of November 4, 2020	10-K	001-37461	10.27	February 25, 2021
10.30^	Third Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of July 1, 2021	10-Q	001-37461	10.1	November 4, 2021
10.31	Fourth Amendment to Reformed Master Services Agreement by and between Alarm.com Incorporated and ADT LLC, effective as of September 27, 2023	10-Q	001-37461	10.2	November 9, 2023

Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.32	Class Action Settlement Agreement by and between Alarm.com Holdings, Inc., Alarm.com Incorporated, Abante Rooter and Plumbing, Inc., Mark Hankins and Philip J. Charvat, individually and on behalf of all others similarly situated	10-K	001-37461	10.27	March 1, 2019
10.33	Indemnity Agreement by and between Alarm.com Holdings, Inc. and Simone Wu	10-K	001-37461	10.24	February 26, 2020
10.34	Form of Confirmation for Capped Call Transactions	8-K	001-37461	10.1	May 31, 2024
19.1^	Insider Trading Policy	10-K	001-37461	19.1	February 20, 2025
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Alarm.com Clawback Policy	10-K	001-37461	97.1	February 22, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Alarm.com Holdings, Inc.

Date:	February 19, 2026	By:	/s/ Stephen Trundle
Stephen Trundle
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Trundle	Chief Executive Officer	February 19, 2026
Stephen Trundle	(Principal Executive Officer)

/s/ Kevin Bradley	Chief Financial Officer	February 19, 2026
Kevin Bradley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy McAdam	Chairman of the Board of Directors	February 19, 2026
Timothy McAdam

/s/ Donald Clarke	Director	February 19, 2026
Donald Clarke

/s/ Rear Admiral Stephen Evans	Director	February 19, 2026
Rear Admiral (Ret.) Stephen Evans

/s/ Cecile Harper	Director	February 19, 2026
Cecile Harper

/s/ Darius G. Nevin	Director	February 19, 2026
Darius G. Nevin

/s/ Timothy J. Whall	Director	February 19, 2026
Timothy J. Whall

/s/ Simone Wu	Director	February 19, 2026
Simone Wu