Form 10-Q
period 2026-03-31
Alarm.com Holdings, Inc.
filed 2026-05-07
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, there were 49,460,583 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
SaaS and license revenue	$181,524	$163,800
Hardware and other revenue	83,669	75,022
Total revenue	265,193	238,822
Cost of revenue(1):
Cost of SaaS and license revenue	27,895	21,568
Cost of hardware and other revenue	62,616	56,666
Total cost of revenue	90,511	78,234
Operating expenses:
Sales and marketing	34,434	28,549
General and administrative	27,454	27,001
Research and development	72,059	68,367
Amortization and depreciation	9,092	7,024
Total operating expenses	143,039	130,941
Operating income	31,643	29,647
Interest expense	(3,672)	(4,314)
Interest income	4,931	12,371
Other expense, net	(3,909)	(2,660)
Income before income taxes	28,993	35,044
Provision for income taxes	5,856	7,307
(Income) / loss from equity method investments, net	(245)	25
Net income	23,382	27,712
Net loss attributable to redeemable noncontrolling interests	201	238
Net income attributable to common stockholders	$23,583	$27,950

Per share information attributable to common stockholders:
Net income attributable to common stockholders per share:
Basic	$0.48	$0.56
Diluted	$0.47	$0.52
Weighted average common shares outstanding:
Basic	49,599,698	49,659,741
Diluted	56,322,662	60,077,247
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$23,382	$27,712
Other comprehensive (loss) / income
Foreign currency translation adjustment	(560)	829
Total other comprehensive (loss) / income	(560)	829
Comprehensive income	22,822	28,541
Comprehensive loss attributable to redeemable noncontrolling interests	201	238
Comprehensive income attributable to common stockholders	$23,023	$28,779

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$497,449	$960,584
Accounts receivable, net of allowance for credit losses of $6,113 and $5,171, and net of allowance for product returns of $2,080 and $2,140 as of March 31, 2026 and December 31, 2025, respectively	141,221	141,852
Inventory	95,132	94,429
Other current assets, net of allowance for credits losses of $749 as of March 31, 2026 and December 31, 2025	67,192	75,646
Total current assets	800,994	1,272,511
Property and equipment, net	62,819	64,799
Intangible assets, net	93,421	99,352
Goodwill	224,708	224,987
Deferred tax assets	149,463	152,255
Operating lease right-of-use assets	51,880	52,636
Investments in unconsolidated entities	219,850	226,931
Other assets, net of allowance for credit losses of $0 as of March 31, 2026 and December 31, 2025	40,502	43,120
Total assets	$1,643,637	$2,136,591
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$106,522	$107,195
Accrued compensation	23,021	31,126
Deferred revenue	18,088	16,428
Convertible senior notes, net	—	499,867
Operating lease liabilities	7,624	8,524
Total current liabilities	155,255	663,140
Deferred revenue	13,755	13,456
Convertible senior notes, net, noncurrent	490,365	489,641
Operating lease liabilities	68,740	67,609
Other liabilities	11,732	11,735
Total liabilities	739,847	1,245,581
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	43,978	42,847
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 53,723,295 and 53,540,939 shares issued; and 49,385,005 and 49,630,714 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	538	536
Additional paid-in capital	558,532	549,913
Treasury stock, at cost; 4,338,290 and 3,910,225 shares as of March 31, 2026 and December 31, 2025, respectively	(247,847)	(227,852)
Accumulated other comprehensive income	2,130	2,690
Retained earnings	546,459	522,876
Total stockholders’ equity	859,812	848,163
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,643,637	$2,136,591

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2026	2025
Net income	$23,382	$27,712
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	1,167	977
Reserve for product returns	381	425
Amortization and depreciation	9,092	7,024
Amortization of debt issuance costs	857	1,498
Amortization of operating leases	3,726	3,903
Deferred income taxes	2,792	(8,791)
Stock-based compensation	8,049	9,458
Distributions on investments in unconsolidated entities	2,668	—
Loss from investments in unconsolidated entities	3,620	2,313
Other adjustments	305	(123)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(904)	6,283
Inventory	(776)	(1,859)
Other current and non-current assets	6,758	(8,768)
Accounts payable and other current liabilities	(8,373)	(12,749)
Deferred revenue	1,959	965
Operating lease liabilities	(4,072)	(3,474)
Other liabilities	4	(737)
Cash flows from operating activities	50,635	24,057
Cash flows from / (used in) investing activities:
Business acquisitions, net of cash acquired	—	(23,412)
Additions to property and equipment	(912)	(6,115)
Issuances of notes receivable	(1,462)	(21,500)
Receipt of payments on notes receivable	41	29
Capitalized software development costs	(212)	(408)
Proceeds from sale of investments in unconsolidated entities	6,012	—
Purchase of investments in unconsolidated entities	(1,062)	(3,773)
Cash flows from / (used in) investing activities	2,405	(55,179)
Cash flows used in financing activities:
Repayments of convertible senior notes	(500,000)	—
Payments of deferred consideration for acquisitions	(300)	—
Purchases of treasury stock, including transaction costs	(19,995)	(5,059)
Issuances of common stock from equity-based plans	2,059	1,583
Cash flows used in financing activities	(518,236)	(3,476)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	(118)
Net decrease in cash, cash equivalents and restricted cash	(465,232)	(34,716)
Cash, cash equivalents and restricted cash at beginning of the period	968,807	1,229,132
Cash, cash equivalents and restricted cash at end of the period	$503,575	$1,194,416

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$497,449	$1,186,195
Restricted cash included in other current assets and other assets	6,126	8,221
Total cash, cash equivalents and restricted cash	$503,575	$1,194,416

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2025	$42,847	53,541	$536	$549,913	3,910	$(227,852)	$2,690	$522,876	$848,163
Common stock issued in connection with equity-based plans	—	182	2	2,057	—	—	—	—	2,059
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(155)	428	(19,995)	—	—	(20,150)
Stock-based compensation expense	—	—	—	8,049	—	—	—	—	8,049
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,332	—	—	(1,332)	—	—	—	—	(1,332)
Net income / (loss) attributable to common stockholders	(201)	—	—	—	—	—	—	23,583	23,583
Other comprehensive loss	—	—	—	—	—	—	(560)	—	(560)
Balance as of March 31, 2026	$43,978	53,723	$538	$558,532	4,338	$(247,847)	$2,130	$546,459	$859,812

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2024	$44,747	52,756	$528	$521,192	3,138	$(186,291)	$815	$390,302	$726,546
Common stock issued in connection with equity-based plans	—	148	1	1,582	—	—	—	—	1,583
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(3)	86	(5,059)	—	—	(5,062)
Stock-based compensation expense	—	—	—	9,481	—	—	—	—	9,481
Noncontrolling interest assumed through acquisition	6,352	—	—	—	—	—	—	—	—
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,724	—	—	(1,724)	—	—	—	—	(1,724)
Net income / (loss) attributable to common stockholders	(238)	—	—	—	—	—	—	27,950	27,950
Other comprehensive income	—	—	—	—	—	—	829	—	829
Balance as of March 31, 2025	$52,585	52,904	$529	$530,528	3,224	$(191,350)	$1,644	$418,252	$759,603

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026 and 2025

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. They should be read together with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 19, 2026, or the Annual Report. The condensed consolidated balance sheet as of December 31, 2025 was derived from our audited financial statements but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine, and in the Middle East and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, tariffs, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2026, which is increasingly true in periods of uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Reclassifications

Certain previously reported amounts in the condensed consolidated statements of operations for the three months ended March 31, 2025 have been reclassified to conform to our current presentation to reflect (income) / loss from equity method investments, net, as a separate line item, which was previously included in other expense, net. Certain previously reported amounts in the condensed consolidated statement of cash flows for the three months ended March 31, 2025 have been reclassified to conform to our current presentation, including the addition of other adjustments as a separate line item within the adjustments to reconcile net income to net cash flows from the operating activities section.

Significant Accounting Policies and Use of Estimates

There have been no material changes to our significant accounting policies or our use of estimates during the three months ended March 31, 2026 from those disclosed in our Annual Report.

Recent Accounting Pronouncements

Adopted

During the three months ended March 31, 2026, we did not adopt any new accounting pronouncements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025
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

	Three Months Ended March 31,
	2026	2025
Beginning of period balance	$17,947	$12,088
Additions to contract assets	3,827	3,184
Amortization or satisfaction of outstanding performance obligation of capitalized contract assets	(3,477)	(2,125)
End of period balance	$18,297	$13,147

Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning of period balance	$29,884	$26,559
Revenue deferred in period	11,409	8,266
Revenue recognized from amounts included in contract liabilities	(9,450)	(7,301)
End of period balance	$31,843	$27,524

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025
Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable	$149,414	$149,163
Allowance for credit losses	(6,113)	(5,171)
Allowance for product returns	(2,080)	(2,140)
Accounts receivable, net	$141,221	$141,852

For the three months ended March 31, 2026 and March 31, 2025, we recorded a reserve for product returns of $0.4 million in our hardware and other revenue. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Allowance for Credit Losses - Accounts Receivable

We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three months ended March 31, 2026, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three months ended March 31, 2026, as compared to historical periods.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(4,931)	$(240)	$(3,777)	$(93)
Provision for expected credit losses	(1,160)	(7)	(946)	(31)
Write-offs	204	21	123	3
End of period balance	$(5,887)	$(226)	$(4,600)	$(121)

Note 5. Inventory

The components of inventory are as follows (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$20,055	$18,238
Work-in-process	271	372
Finished goods	74,806	75,819
Total inventory	$95,132	$94,429

Note 6. Acquisitions

On November 21, 2025, EnergyHub, Inc., or EnergyHub, one of our wholly-owned subsidiaries, acquired 100% of the issued and outstanding shares of capital stock of Zona NewCo, LLC, which acquired substantially all of the assets and liabilities of Resideo Grid Services, or RGS, from Resideo Technologies, Inc. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of RGS as of the closing date, the purchase price increased by $1.6 million. The working capital adjustment was finalized during the second quarter of 2026 and $1.6 million was paid to stockholders of RGS at that time. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is primarily pending the final determination of the tax adjustments and the valuation of the acquired customer relationships.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025
Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2026	$178,598	$46,389	$224,987
Measurement period adjustments	—	(26)	(26)
Foreign currency translation adjustment	(253)	—	(253)
Balance as of March 31, 2026	$178,345	$46,363	$224,708

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Other	Total
Balance as of January 1, 2026	$55,024	$39,621	$1,302	$3,359	$46	$99,352
Capitalized software development costs	—	—	—	212	—	212
Amortization	(2,661)	(3,199)	(80)	(203)	—	(6,143)
Balance as of March 31, 2026	$52,363	$36,422	$1,222	$3,368	$46	$93,421

We recorded $6.0 million of amortization related to our intangible assets for the three months ended March 31, 2026, as compared to $4.5 million for the same period in the prior year. There were no impairments of long-lived intangible assets during the three months ended March 31, 2026 and 2025.

The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$162,400	$(110,037)	$52,363	10.8
Developed technology	89,714	(53,292)	36,422	4.9
Trade name	5,532	(4,310)	1,222	4.8
Capitalized software development costs	4,246	(878)	3,368	3.2
Other	46	—	46	5.0
Total intangible assets	$261,938	$(168,517)	$93,421	8.1

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$162,400	$(107,376)	$55,024	10.8
Developed technology	89,714	(50,093)	39,621	5.2
Trade name	5,532	(4,230)	1,302	5.0
Capitalized software development costs	4,034	(675)	3,359	3.8
Other	46	—	46	5.0
Total intangible assets	$261,726	$(162,374)	$99,352	8.3

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025
Note 8. Investments in Unconsolidated Entities

On February 24, 2026, a technology partner in which we previously invested was acquired by an unrelated third party. As a result of the sale, we received proceeds of $5.4 million in exchange for all of our shares of the technology partner stock after deducting $0.1 million related to an agreed holdback. As a result of the sale, we recorded a loss of $0.2 million within other expense, net, in our condensed consolidated statements of operations during the three months ended March 31, 2026.

Summary of Investments in Unconsolidated Entities

Our investments in unconsolidated entities are as follows (in thousands):

		March 31, 2026		December 31, 2025
	Ownership Percentage	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets
Safe Haven(1) and All Access(2)	32.5%	$139,308	$140,957	$141,205	$143,134
SafeStreets(3)	24.7	28,418	31,226	29,436	31,144
Pronet(4)	20.3	30,675	9,566	30,142	—
Other unconsolidated entities		21,449	704	26,148	707
Total		$219,850	$182,453	$226,931	$174,985
_______________________
(1) Safe Haven Security Services, LLC, or Safe Haven
(2) All Access Holdings, LLC, or All Access
(3) SafeStreets USA, LLC, or SafeStreets
(4) Protegger Luxembourg S.à r.l, or Pronet

Equity method income from our investments in unconsolidated entities are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
(Income) / loss from equity method investments, net	$(245)	$25

Other related party transactions and balances outstanding with our equity method investees for activity subsequent to our investments are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue from equity method investees	$7,603	$137
Interest income from equity method investees	373	5
Distributions received from equity method investees	2,668	—

	March 31, 2026	December 31, 2025
Outstanding principal from loans to equity method investees	$21,906	$21,947
Interest receivable from equity method investees	325	381
Accounts receivable from equity method investees	2,441	1,774
Total amounts receivable from equity method investees	$24,672	$24,102

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025
Note 9. Other Assets

Loan to SafeStreets

On January 30, 2025, we entered into a senior secured loan agreement with SafeStreets, under which a term loan was provided to them in the original principal amount of $21.5 million, which loan is collateralized by the assets of SafeStreets. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030. As of March 31, 2026 and December 31, 2025, $21.5 million of principal was outstanding from SafeStreets under the loan agreement.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan was July 24, 2025. In July 2025, we learned that this service provider partner may have a lien placed on its property that may have a priority over our security interest. Based on the information provided by the service provider partner, during the three months ended June 30, 2025, we recorded a credit loss expense of $0.7 million in general and administrative expense and we placed this loan in nonaccrual status as of June 30, 2025. As of March 31, 2026 and December 31, 2025, $0.9 million of principal was outstanding from the service provider partner under the loan agreement.

For the three months ended March 31, 2026 and 2025, we recognized less than $0.1 million of revenue from the service provider partner associated with this loan.

Allowance for Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable during the three months ended March 31, 2026.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning of period balance	$(749)	$(1)
Provision for expected credit losses	—	—
Write-offs	—	—
End of period balance	$(749)	$(1)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	March 31, 2026
Loan Receivables:	2026	2025	2024	2023	2022	Prior	Total
Current	$1,000	$23,062	$500	$406	$1,500	$—	$26,468
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	943	943
Total	$1,000	$23,062	$500	$406	$1,500	$943	$27,411

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025

	December 31, 2025
Loan Receivables:	2025	2024	2023	2022	2021	Prior	Total
Current	$22,600	$500	$447	$1,500	$—	$—	$25,047
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	943	943
Total	$22,600	$500	$447	$1,500	$—	$943	$25,990

There was one note receivable placed on nonaccrual status as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of March 31, 2026 and December 31, 2025, there were $0.2 million notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of March 31, 2026 and December 31, 2025, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of March 31, 2026 and December 31, 2025, $23.1 million and $19.4 million of prepaid expenses were included in other current assets, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

Note 10. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of March 31, 2026	$479,892	$—	$—	$479,892
Money market accounts as of December 31, 2025	941,134	—	—	941,134
Equity securities with readily determinable fair value as of March 31, 2026	10,597	—	—	10,597
Equity securities with readily determinable fair value as of December 31, 2025	14,858	—	—	14,858

As of March 31, 2026, $473.9 million of our money market accounts was included in cash and cash equivalents, $4.1 million was included in other assets and $1.9 million was included in other current assets in our condensed consolidated balance sheets. As of December 31, 2025, $933.0 million of our money market accounts was included in cash and cash equivalents, $6.1 million was included in other assets and $2.0 million was included in other current assets in our condensed consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. Our equity securities with readily determinable fair value represent our investments in publicly traded companies, which are valued using quoted prices in active markets. During the three months ended March 31, 2026, we recorded a loss on equity securities of $3.7 million, as compared to a loss of $2.3 million for the same period in the prior year. Our investments in public entities are recorded at fair value within other current assets in our condensed consolidated balance sheets and changes in fair value of the investments are recorded within other expense, net within our condensed consolidated statements of operations. See Note 12 for the carrying amount and estimated fair value of our existing convertible senior notes as of March 31, 2026 and December 31, 2025.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into or out of Level 3 or reclassifications between levels of the fair value hierarchy during the three months ended March 31, 2026 and 2025.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025
Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$28,007	$22,200
Accrued expenses	44,301	51,360
Income taxes payable	571	1,785
Holdback and working capital liabilities from business combinations, asset acquisitions and investments in unconsolidated entities	13,413	13,713
Contingent consideration liability from acquisition	1,233	1,223
Other current liabilities	18,997	16,914
Accounts payable, accrued expenses and other current liabilities	$106,522	$107,195

Note 12. Debt, Commitments and Contingencies

The debt, commitments and contingencies described below would require us, or our subsidiaries, to make payments to third parties under certain circumstances.

Convertible Senior Notes - 2026 Notes

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, in a private placement to qualified institutional buyers, or the 2026 Notes. On January 14, 2026, we paid $500.0 million in aggregate principal amount to holders of the 2026 Notes, fully settling the outstanding balance in accordance with the repayment terms.

As of December 31, 2025, the fair value of our 2026 Notes was $499.1 million. The fair value was determined based on the quoted price of the 2026 Notes in an inactive market on the last traded day of the quarter and was classified as Level 2 in the fair value hierarchy.

Convertible Senior Notes - 2029 Notes

On May 31, 2024, we issued $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, in a private placement to qualified institutional buyers, or the 2029 Notes.

As of March 31, 2026 and December 31, 2025, the fair value of our 2029 Notes was $461.6 million and $477.3 million, respectively. The fair value was determined based on the quoted price of the 2029 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $43.19 on the last trading day of the quarter, the if-converted value of the 2029 Notes did not exceed the principal amount of $500.0 million as of March 31, 2026.

The net carrying amount of the liability component of the 2029 Notes is as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal	$500,000	$500,000
Unamortized debt issuance costs	(9,635)	(10,359)
Net carrying amount	$490,365	$489,641

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025
Interest expense related to the 2029 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense	$2,813	$2,813
Amortization of debt issuance costs	724	704
Total interest expense	$3,537	$3,517

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

On July 22, 2021, Causam Enterprises, Inc., or Causam, filed a lawsuit against us in U.S. District Court, Western District of Texas, alleging that Alarm.com’s smart thermostats infringe four U.S. patents owned by Causam. Causam voluntarily dismissed its case on March 5, 2026 prior to any decision.

On July 3, 2025, SkyBell Technologies, Inc., or SkyBell, filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. SkyBell is seeking injunctive relief, enhanced damages, attorneys’ fees, a constructive trust, and an order that Alarm.com assign to SkyBell the alleged trade secrets. On March 18, 2026, we filed an answer to the complaint denying any misappropriation of trade secrets. Discovery closes on July 27, 2026. No trial date has been set.

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
March 31, 2026 and 2025
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

Note 13. Stockholders' Equity

Stock Repurchase Programs

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. During the three months ended March 31, 2026, we repurchased 428,065 shares of our common stock under this program for $20.0 million, which includes applicable commissions and fees. During the three months ended March 31, 2025, we repurchased 86,400 shares of our common stock under this program for $5.1 million, which includes applicable commissions and fees. See Note 19 for details on the cancellation of the remaining balance of this program and the authorization of a new stock repurchase program by the board of directors on May 4, 2026.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$742	$480
General and administrative	3,056	2,972
Research and development	4,251	6,006
Total stock-based compensation expense	$8,049	$9,458

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025
Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Numerator:	2026	2025
Net income	$23,382	$27,712
Net loss attributable to redeemable noncontrolling interests	201	238
Net income attributable to common stockholders - basic (A)	23,583	27,950
Add back total interest expense, net of tax, attributable to convertible senior notes	2,662	3,245
Net income attributable to common stockholders - diluted (B)	$26,245	$31,195
Denominator:
Weighted average common shares outstanding — basic (C)	49,599,698	49,659,741
Dilutive effect of convertible senior notes, stock options and restricted stock units	6,722,964	10,417,506
Weighted average common shares outstanding — diluted (D)	56,322,662	60,077,247
Net income attributable to common stockholders per share:
Basic (A/C)	$0.48	$0.56
Diluted (B/D)	$0.47	$0.52

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Stock options	798,027	614,178
Restricted stock units	11,300	—

Our redeemable noncontrolling interests relate to our 89% equity ownership interest in OpenEye, our 99% equity ownership interest in Noonlight and our 81% equity ownership interest in CHeKT.

We use the treasury stock method when calculating the dilutive impact of the stock options and restricted stock units on net income per share. We use the if-converted method when calculating the dilutive impact of the 2026 Notes and 2029 Notes on net income per share. Prior to the repayment of the 2026 Notes, after August 15, 2025, we were required to pay cash to satisfy the principal portion of our conversion obligation and deliver shares to satisfy any excess conversion value.

The following securities have been included in the calculation of diluted weighted average common shares outstanding:

	Three Months Ended March 31,
	2026	2025
2026 Notes	—	3,396,950
2029 Notes	5,728,550	5,728,550

The denominator for diluted net income per share does not include any effect from the capped call transactions we entered into concurrently with the issuance of the 2029 Notes, as this effect would be anti-dilutive. In the event of conversion of the 2029 Notes, shares delivered to us under the capped call will offset the dilutive effect of the shares that we would issue under the 2029 Notes. See Note 12 for further details on our 2029 Notes.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025
Note 16. Significant Service Providers and Distributors

During the three months ended March 31, 2026, our 10 largest revenue service provider partners or distributors accounted for 43% of our consolidated revenue, as compared to 46% for the same period in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for the three months ended March 31, 2026 and 2025.

No service provider partners represented more than 10% of accounts receivable as of March 31, 2026 and December 31, 2025.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to income before income taxes, including (income) / loss from equity method investments, net of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three months ended March 31, 2026, we recorded a provision for income taxes of $5.9 million, resulting in an effective income tax rate of 20.2%. For the three months ended March 31, 2025, we recorded a provision for income taxes of $7.3 million, resulting in an effective income tax rate of 20.9%. For the three months ended March 31, 2026, our effective tax rate was below the 21.0% statutory rate primarily due to the impact of 2026 research and development tax credits claimed and the foreign derived deduction eligible income deduction, partially offset by the impact of state taxes, foreign withholding taxes, a shortfall from employee stock-based compensation and other nondeductible expenses. For the three months ended March 31, 2025, our effective tax rate was below the 21.0% statutory rate primarily due to 2025 research and development tax credits claimed and the foreign derived intangible income deduction, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards, net deferred tax assets of our EBS subsidiary, state net operating losses and an unrealized U.S. federal capital loss was $5.6 million as of March 31, 2026 and December 31, 2025.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability of $0.3 million primarily due to a liability for research and development tax credits claimed during the three months ended March 31, 2026. We recorded a net increase to the unrecognized tax benefits liability of $0.6 million primarily due to a liability for research and development tax credits claimed during the three months ended March 31, 2025.

Our condensed consolidated balance sheets included an accrual for total interest expense related to unrecognized tax benefits and penalties of $1.3 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Our tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable.

As of March 31, 2026, we did not have material undistributed foreign earnings. We have not historically recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested. During the three months ended September 30, 2025, we changed this assertion with respect to a portion of the 2024 and 2025 current earnings of our Canadian business to begin providing deferred taxes on such earnings, the tax impact of which was not material.

Note 18. Segment Information

We have two reportable segments:

•Alarm.com segment

•Other segment

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025
Our chief operating decision maker is our chief executive officer. Management determined the operational data used by the chief operating decision maker is that of the two reportable segments. Management bases strategic goals and decisions on these segments and the data presented below is used to measure financial results.

Our Alarm.com segment represents our cloud-based platform and licenses and services on our non-hosted software platform for intelligently connected properties and related solutions that contributed 90% of our revenue, net of intersegment eliminations, for the three months ended March 31, 2026, as compared to 93% for the same period in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended March 31, 2026
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$157,392	$24,132	$—	$—	$181,524
Hardware and other revenue	81,024	4,018	(1,026)	(347)	83,669
Total revenue	238,416	28,150	(1,026)	(347)	265,193
Cost of SaaS and license revenue	18,159	9,736	96	(96)	27,895
Cost of hardware and other revenue	60,909	3,142	(1,054)	(381)	62,616
Total cost of revenue	79,068	12,878	(958)	(477)	90,511
Selling and marketing expense	26,655	7,779	—	—	34,434
General and administrative expense	25,566	1,888	—	—	27,454
Research and development expense	61,315	10,744	—	—	72,059
Amortization and depreciation expense	7,412	1,680	—	—	9,092
Total operating expenses	120,948	22,091	—	—	143,039
Operating income / (loss)	$38,400	$(6,819)	$(68)	$130	$31,643

Reconciliation of operating income to income before income taxes
Operating income					$31,643
Interest expense					(3,672)
Interest income					4,931
Other expense, net					(3,909)
Income before income taxes					$28,993

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026 and 2025

	Three Months Ended March 31, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$147,647	$16,153	$—	$—	$163,800
Hardware and other revenue	74,050	1,889	(674)	(243)	75,022
Total revenue	221,697	18,042	(674)	(243)	238,822
Cost of SaaS and license revenue	16,784	4,784	83	(83)	21,568
Cost of hardware and other revenue	55,885	1,766	(658)	(327)	56,666
Total cost of revenue	72,669	6,550	(575)	(410)	78,234
Selling and marketing expense	22,467	6,082	—	—	28,549
General and administrative expense	24,837	2,164	—	—	27,001
Research and development expense	60,684	7,683	—	—	68,367
Amortization and depreciation expense	6,728	296	—	—	7,024
Total operating expenses	114,716	16,225	—	—	130,941
Operating income / (loss)	$34,312	$(4,733)	$(99)	$167	$29,647

Reconciliation of operating income to income before income taxes
Operating income					$29,647
Interest expense					(4,314)
Interest income					12,371
Other expense, net					(2,660)
Income before income taxes					$35,044

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Total assets as of March 31, 2026	$1,695,687	$180,471	$(232,471)	$(50)	$1,643,637
Total assets as of December 31, 2025	2,181,210	190,095	(234,681)	(33)	2,136,591

Cash additions to property and equipment for our segments are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Alarm.com	$745	$6,112
Other	167	3

We derived substantially all revenue from North America for the three months ended March 31, 2026 and 2025. Substantially all of our long-lived assets were in North America as of March 31, 2026 and December 31, 2025.

Note 19. Subsequent Event

On May 4, 2026, our board of directors authorized the cancellation of the balance under the stock repurchase program ending May 31, 2026 and the adoption of a new stock repurchase program, under which we are authorized to purchase up to an aggregate of $150.0 million of our outstanding common stock during the two-year period ending May 4, 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed on February 19, 2026, or Annual Report, with the Securities and Exchange Commission, or SEC. This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the anticipated impact of the global economic uncertainty and financial market conditions caused by significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine and in the Middle East and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, tariffs, risk of recession and inflation (collectively, the Macroeconomic Conditions) on our business, results of operations and financial condition, including on our hardware sales and our Software-as-a-Service, or SaaS, and license revenue growth rate; our business strategy, plans and objectives for future operations; continued enhancements of our platform and offerings; the potential impact of trade policies and new or increased tariffs on our cost of hardware revenue and hardware revenue margins; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report and elsewhere in this and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Highlights of First Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners, who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 68% of our revenue during the three months ended March 31, 2026, as compared to 69% in the same period in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 32% of our revenue during the three months ended March 31, 2026, as compared to 31% in the same period in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 11% to $181.5 million during the three months ended March 31, 2026 from $163.8 million during the three months ended March 31, 2025.

•Total revenue increased 11% to $265.2 million during the three months ended March 31, 2026 from $238.8 million during the three months ended March 31, 2025.

•Net income decreased to $23.4 million during the three months ended March 31, 2026, as compared to $27.7 million during the three months ended March 31, 2025. Net income attributable to common stockholders decreased to $23.6 million during the three months ended March 31, 2026, as compared to $28.0 million during the three months ended March 31, 2025.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $49.6 million during the three months ended March 31, 2026 from $45.8 million during the three months ended March 31, 2025.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three months ended March 31, 2026 and 2025.

Recent Developments

On January 20, 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, in a private placement to qualified institutional buyers, or the 2026 Notes. On January 14, 2026, we paid $500.0 million in aggregate principal amount to holders of the 2026 Notes, fully settling the outstanding balance in accordance with the repayment terms.

On February 24, 2026, a technology partner in which we invested was acquired by an unrelated third party. As a result of the sale, we received proceeds of $5.4 million in exchange for all of our shares of the technology partner stock after deducting $0.1 million related to an agreed holdback. As a result of the sale, we recorded a loss of $0.2 million within other expense, net, in our condensed consolidated statements of operations during the three months ended March 31, 2026.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2026, which is increasingly true in periods of uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
SaaS and license revenue	$181,524	$163,800
Non-GAAP adjusted EBITDA	49,573	45,828

	Twelve Months Ended March 31,
	2026	2025
SaaS and license revenue renewal rate	95%	95%

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

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other expense, net, provision for income taxes, (income) / loss from equity method investments, net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense; (income) / loss from equity method investments, net; amortization of debt issuance costs for the 2026 Notes included in interest expense; amortization of debt issuance costs for the May 31, 2024 issuance of $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, or the 2029 Notes, included in interest expense; and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our 2026 Notes and 2029 Notes. We exclude interest expense in calculating non-GAAP adjusted EBITDA because we believe the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other expense, net including gains, losses or impairments on investments with readily determinable fair values and without readily determinable fair values and on other assets, gains on settlement fees and losses on the early extinguishment of debt, when applicable, from non-GAAP adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for income taxes and (income) / loss from equity method investments, net from non-GAAP adjusted EBITDA because we do not consider these adjustments to be part of our ongoing results of operations.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three months ended March 31, 2026 and 2025.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. As of March 31, 2026 and 2025, we had 66 and 76 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. While the U.S. Supreme Court invalidated these tariffs in February 2026, the U.S. government may continue to impose tariffs under alternative statutory authorities, and the situation remains fluid. The United States and/or countries into which we import products have adjusted and/or imposed and may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The U.S. government has since announced several tariff framework agreements, including with countries where a significant portion of our hardware is produced, which have impacted our hardware revenue margins. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs, the outcome of any new legal challenges to their validity, the process and timing for obtaining any refunds for previously paid tariffs, how other countries respond to the U.S. tariffs, and the specific timing of when we implement any additional pass-through costs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 2,020 employees as of March 31, 2025 to 2,051 employees as of March 31, 2026, and decreased from 2,058 employees as of December 31, 2025. We may continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 579 as of March 31, 2025 to 615 as of March 31, 2026 and increased from 607 as of December 31, 2025. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We may increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions decreased from 236 as of March 31, 2025 to 230 as of March 31, 2026 and decreased from 235 as of December 31, 2025. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 1,129 as of March 31, 2025 to 1,140 as of March 31, 2026 and decreased from 1,150 as of December 31, 2025. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, our notes receivable and our restricted cash. Interest income in 2026 will depend, in part, on our use of cash and fluctuations in interest rates.

Other Expense, Net

Other expense, net primarily consists of non-operating and miscellaneous expense and income, including the impacts of fluctuations in foreign currency exchange rates as well as gains and losses on equity securities.

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the three months ended March 31, 2026, our effective tax rate was below the 21.0% statutory rate primarily due to the impact of 2026 research and development tax credits claimed and the foreign derived deduction eligible income deduction, partially offset by the impact of state taxes, foreign withholding taxes, a shortfall from employee stock-based compensation and other nondeductible expenses. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

(Income) / Loss from Equity Method Investments, Net

(Income) / loss from equity method investments, net primarily consists of our share of the net assets and net income / (losses) of our investees accounted for under the equity method, including the impacts of amortization expense related to basis differences.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2026		2025
Revenue:
SaaS and license revenue	$181,524	68%	$163,800	69%
Hardware and other revenue	83,669	32	75,022	31
Total revenue	265,193	100	238,822	100
Cost of revenue(1):
Cost of SaaS and license revenue	27,895	10	21,568	9
Cost of hardware and other revenue	62,616	24	56,666	24
Total cost of revenue	90,511	34	78,234	33
Operating expenses:
Sales and marketing(2)	34,434	13	28,549	12
General and administrative(2)	27,454	10	27,001	11
Research and development(2)	72,059	27	68,367	28
Amortization and depreciation	9,092	4	7,024	3
Total operating expenses	143,039	54	130,941	54
Operating income	31,643	12	29,647	13
Interest expense	(3,672)	(1)	(4,314)	(2)
Interest income	4,931	2	12,371	5
Other expense, net	(3,909)	(2)	(2,660)	(1)
Income before income taxes	28,993	11	35,044	15
Provision for income taxes	5,856	2	7,307	3
(Income) / loss from equity method investments, net	(245)	—	25	—
Net income	$23,382	9%	$27,712	12%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
Stock-based compensation expense data:	2026	2025
Sales and marketing	$742	$480
General and administrative	3,056	2,972
Research and development	4,251	6,006
Total stock-based compensation expense	$8,049	$9,458

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	13%
Cost of hardware and other revenue as a percentage of hardware and other revenue	75	76
Total cost of revenue as a percentage of total revenue	34%	33%

Comparison of the Three Months Ended March 31, 2026 to March 31, 2025

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the three months ended March 31, 2026 and March 31, 2025.

Revenue

	Three Months Ended March 31,		% Change
	2026	2025
Revenue
SaaS and license revenue	$181,524	$163,800	11%
Hardware and other revenue	83,669	75,022	12
Total revenue	$265,193	$238,822	11%

The $26.4 million increase in total revenue was primarily the result of a $17.7 million, or 11%, increase in our SaaS and license revenue, and an $8.7 million, or 12%, increase in our hardware and other revenue.

The SaaS and license revenue for the Alarm.com segment increased $9.7 million primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2025. The SaaS and license revenue for our Other segment increased $8.0 million primarily due to an increase in sales of our energy management and demand response solutions, including revenue from the purchase of RGS on November 21, 2025.

The increase in hardware and other revenue was primarily from the $6.7 million increase in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from price increases we have implemented on certain products to cover a portion of our increases in costs as well as an increase in hardware sold related to our video surveillance software. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $2.0 million primarily due to sales of energy credits related to the acquisition of Bridge to Renewables, Inc., or BTR, on August 15, 2025, as well as increased sales related to our property management solution.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2026	2025
Cost of revenue(1)
Cost of SaaS and license revenue	$27,895	$21,568	29%
Cost of hardware and other revenue	62,616	56,666	11
Total cost of revenue	$90,511	$78,234	16%
% of total revenue	34%	33%
_____________
(1)Excludes amortization and depreciation shown in operating expenses.

The $12.3 million increase in cost of revenue was the result of a $6.3 million, or 29%, increase in cost of SaaS and license revenue, and a $6.0 million, or 11%, increase in cost of hardware and other revenue.

The cost of SaaS and license revenue for the Other segment increased $4.9 million primarily due to an increase in sales of our energy management and demand response solutions, including from our acquisition of RGS on November 21, 2025, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $1.4 million primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers.

The cost of hardware and other revenue for the Alarm.com segment increased $4.7 million primarily due to a change in the mix of product sales to more hardware with higher costs related to tariffs and supplier price increases. The cost of hardware and other revenue for the Other segment increased $1.3 million primarily due to costs associated with sales of energy credits related to the acquisition of BTR on August 15, 2025, and an increase in the number of hardware units shipped related to our property management solution.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 75% and 76% for the three months ended March 31, 2026 and 2025, respectively. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% and 13% for the three months ended March 31, 2026 and 2025, respectively.

Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2026	2025
Sales and marketing	$34,434	$28,549	21%
% of total revenue	13%	12%

The $5.9 million increase in sales and marketing expense was primarily due to a $2.7 million increase in marketing expense, due in part to an increase in marketing conference costs, and a $1.4 million increase in personnel and related costs, attributable in part to increases in the headcount for our sales team to support our growth for our Alarm.com segment. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. Sales and marketing expense from our Other segment increased $1.7 million primarily due to an increase in personnel and related costs, attributable in part to increases in the headcount for our sales team. The number of employees in sales and marketing functions increased from 579 as of March 31, 2025 to 615 as of March 31, 2026.

General and Administrative Expense

	Three Months Ended March 31,		% Change
	2026	2025
General and administrative	$27,454	$27,001	2%
% of total revenue	10%	11%

The $0.5 million increase in general and administrative expense was primarily due to a $0.7 million increase in personnel and related costs for our Alarm.com segment. General and administrative expenses from our Other segment decreased by $0.3 million primarily due to a decrease in personnel and related costs. The number of employees in general and administrative functions decreased from 236 as of March 31, 2025 to 230 as of March 31, 2026.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2026	2025
Research and development	$72,059	$68,367	5%
% of total revenue	27%	28%

The $3.7 million increase in research and development expense was primarily due to a $2.0 million increase in personnel and related costs for our Other segment attributable in part to an increase in headcount of employees in research and development functions from the acquisitions of BTR on August 15, 2025 and RGS on November 21, 2025. Additionally, the increase in research and development expense was due to a $0.7 million increase in our expenses for external consultants for our Other segment. Research and development expense from our Alarm.com segment increased by $0.6 million primarily due to an increase in expenses for software licenses. The overall number of employees in research and development functions increased from 1,129 as of March 31, 2025 to 1,140 as of March 31, 2026.

Amortization and Depreciation

	Three Months Ended March 31,		% Change
	2026	2025
Amortization and depreciation	$9,092	$7,024	29%
% of total revenue	4%	3%

Amortization and depreciation increased $2.1 million primarily due to intangible assets that were acquired in connection with the acquisition of BTR on August 15, 2025, the acquisition of RGS on November 21, 2025, the purchase of 81% of the issued and outstanding shares of capital stock of CHeKT, Inc., or CHeKT, on February 10, 2025, as well as changes in depreciation expense related to property and equipment.

Interest Expense

	Three Months Ended March 31,		% Change
	2026	2025
Interest expense	$(3,672)	$(4,314)	(15)%
% of total revenue	(1)%	(2)%

Interest expense decreased by $0.6 million primarily due to the maturity of the 2026 Notes on January 15, 2026.

Interest Income

	Three Months Ended March 31,		% Change
	2026	2025
Interest income	$4,931	$12,371	(60)%
% of total revenue	2%	5%

Interest income decreased by $7.4 million primarily due to a decrease in interest income earned on cash and cash equivalents from lower amounts of cash and cash equivalents due to the $500.0 million paid in aggregate principal amount to holders of the 2026 Notes on January 14, 2026, and lower average interest rates.

Other Expense, Net

	Three Months Ended March 31,		% Change
	2026	2025
Other expense, net	$(3,909)	$(2,660)	47%
% of total revenue	(2)%	(1)%

Other expense, net increased $1.2 million primarily due to an increase in losses on equity securities during the three months ended March 31, 2026 as compared to the same period in the prior year.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2026	2025
Provision for income taxes	$5,856	$7,307	(20)%
% of total revenue	2%	3%

The provision for income taxes decreased by $1.5 million. Our effective tax rate was 20.2% for the three months ended March 31, 2026, as compared to 20.9% for the same period in the prior year. The decrease in the provision for income taxes was primarily due to the decrease in income before income taxes and a decrease in our research and development tax credits claimed during the three months ended March 31, 2026 as compared to the same period in the prior year.

(Income) / Loss from Equity Method Investments, Net

	Three Months Ended March 31,		% Change
	2026	2025
(Income) / loss from equity method investments, net	$(245)	$25	N/A
% of total revenue	—%	—%

(Income) / loss from equity method investments, net increased by $0.3 million. The increase in the (income) / loss from equity method investments, net was due to the increase in our share of the net assets and net income of our investees accounted for under the equity method, partially offset by amortization expense related to basis differences in our equity method investments.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for intelligently connected properties and related solutions that contributed 90% of our revenue, net of intersegment eliminations, for the three months ended March 31, 2026, as compared to 93% for the same period in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue. Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels.

Our Alarm.com segment decreased from 1,774 employees as of March 31, 2025 to 1,757 employees as of March 31, 2026 and decreased from 1,768 employees as of December 31, 2025. Our Other segment increased from 246 employees as of March 31, 2025 to 294 employees as of March 31, 2026 and increased from 290 employees as of December 31, 2025. Inter-segment revenue includes sales of hardware between our segments.

See Note 18 of our condensed consolidated financial statements for additional segment information.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Because of the use of estimates inherent in the financial reporting process in light of the continuing uncertainty arising from the Macroeconomic Conditions, actual results could differ from those estimates and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except as disclosed in Note 2 of our notes to the condensed consolidated financial statements, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 19, 2026.

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$497,449	$960,584
Accounts receivable, net	141,221	141,852
Working capital	645,739	609,371

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2026 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of March 31, 2026, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of March 31, 2026, we had $497.4 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring both the risk profiles and investment strategies of money market funds. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. For further discussion on our debt arrangements, see Note 12 to our condensed consolidated financial statements.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. As of March 31, 2026, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. Our 2026 Notes were paid in full on January 14, 2026.

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

Capital Expenditures

Over the final nine months of fiscal year 2026, we expect our capital expenditure requirements to be between $7.0 million and $10.0 million, primarily related to purchases of computer software and equipment as well as the continued build out of our leased and owned office space, excluding any leasehold improvements related to tenant improvement allowances.

Dividends

We did not declare or pay dividends during the three months ended March 31, 2026 or 2025. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ending May 31, 2026. During the three months ended March 31, 2026, we repurchased 428,065 shares of our common stock under this program for $20.0 million, which includes applicable commissions and fees. During the three months ended March 31, 2025, we repurchased 86,400 shares of our common stock under this program for $5.1 million, which includes applicable commissions and fees.

On May 4, 2026, our board of directors authorized the cancellation of the balance under the stock repurchase program ending May 31, 2026 and the adoption of a new stock repurchase program, under which we are authorized to purchase up to an aggregate of $150.0 million of our outstanding common stock during the two-year period ending May 4, 2028.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities	$50,635	$24,057
Cash flows from / (used in) investing activities	2,405	(55,179)
Cash flows used in financing activities	(518,236)	(3,476)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable, accounts payable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the three months ended March 31, 2026, cash flows from operating activities were $50.6 million, compared to $24.1 million for the same period in the prior year. This $26.5 million increase in cash flows from operating activities was due to a $15.9 million increase in non-cash and other reconciling items and a $14.9 million increase in cash from operating assets and liabilities, partially offset by a $4.3 million decrease in net income.

The $15.9 million increase in non-cash and other reconciling items was primarily due to a $11.6 million change in deferred income taxes, which was primarily driven by the enactment of the One Big Beautiful Bill Act, or OBBBA, which allows for the immediate deduction of post-2024 domestic research and development expenditures, resulting in a reduction to the associated deferred tax asset, as well as the current year amortization of the capitalized pre-2025 domestic research and development expenditures. The increase in non-cash and other reconciling items was also due to $2.7 million in distributions received from our equity method investees. The $14.9 million increase in cash from operating assets and liabilities was primarily due to a $5.4 million reduction to an income tax receivable, a $3.6 million change in prepaid expenses and a $1.1 million change in inventory resulting from a decrease in the change of purchased inventory during the three months ended March 31, 2026 as compared to the same period in the prior year.

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

For the three months ended March 31, 2026, cash flows from investing activities were $2.4 million, compared to cash flows used in investing activities of $55.2 million for the same period in the prior year. The $57.6 million increase in cash flows from investing activities was primarily due to the $23.6 million paid to purchase 81% of the issued and outstanding shares of capital stock of CHeKT on February 10, 2025 as well as a decrease of $20.0 million in notes receivable issued, primarily due to the $21.5 million note receivable issued to SafeStreets during the three months ended March 31, 2025, that did not occur during the three months ended March 31, 2026. Additionally, the increase in cash flows from investing activities was due to $6.0 million in proceeds from the sale of investments in unconsolidated entities during the three months ended March 31, 2026 that did not occur during the same period in the prior year.

Financing Activities

Cash generated by financing activities includes proceeds from the 2029 Notes and proceeds from the issuance of common stock from employee stock option exercises and from our employee stock purchase plan. Cash used in financing activities typically includes repurchases of common stock, repayments of debt, payments of debt issuance costs and purchases of capped calls related to the 2029 Notes.

For the three months ended March 31, 2026, cash flows used in financing activities were $518.2 million, compared to $3.5 million for the same period in the prior year. The $514.7 million increase in cash flows used in financing activities was primarily due to the $500.0 million payment of the 2026 Notes during the three months ended March 31, 2026 that did not occur during the same period in the prior year as well as a $14.9 million increase in purchases of shares of our common stock during the three months ended March 31, 2026 as compared to the same period in the prior year.

Non-GAAP Measures

We define non-GAAP adjusted EBITDA as our net income before interest expense, interest income, certain activity within other expense, net, provision for income taxes, (income) / loss from equity method investments, net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense; (income) / loss from equity method investments, net; amortization of debt issuance costs for the 2026 Notes and 2029 Notes included in interest expense; stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP. See the table below for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Non-GAAP adjusted EBITDA:
Net income	$23,382	$27,712
Adjustments:
Interest expense, interest income and certain activity within other expense, net[1]	2,606	(5,769)
Provision for income taxes	5,856	7,307
(Income) / loss from equity method investments, net	(245)	25
Amortization and depreciation expense	9,092	7,024
Stock-based compensation expense	8,049	9,458
Acquisition-related expense	59	50
Litigation expense	774	21
Total adjustments	26,191	18,116
Non-GAAP adjusted EBITDA	$49,573	$45,828
_____________
(1)During the three months ended March 31, 2026, we revised the definition of non-GAAP adjusted EBITDA to exclude gains and losses on investments with readily determinable fair value, in addition to gains and losses on investments without readily determinable fair value, which we have historically excluded. We believe this change provides a consistent and useful view of our core operating performance, as such gains and losses are not reflective of our underlying business operations, are driven by market price fluctuations that are outside of our control and can vary significantly from period to period in ways that may obscure trends in operating results. For comparability and to conform the prior period to the current presentation, we have revised non-GAAP adjusted EBITDA and non-GAAP adjusted net income for the three months ended March 31, 2025. As a result, we adjusted for losses on investments with readily determinable fair value of $3.7 million and $2.3 million during the three months ended March 31, 2026 and 2025, respectively, within “Interest expense, interest income and certain activity within other expense, net.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended March 31, 2026.

Market Risk

On May 31, 2024, we issued the 2029 Notes and we carry this instrument at face value less unamortized issuance costs. However, the fair values of the 2029 Notes fluctuate when the market price of our common stock fluctuates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 12 to our condensed consolidated financial statements.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance relating to the anticipated results of operations of an acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures and operations of the acquired business. Similarly, guidance offered in periods of uncertainty, such as the uncertainty caused by the Macroeconomic Conditions, is inherently more speculative in nature than guidance offered in periods of relative stability. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three months ended March 31, 2026 and 2025.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. While the U.S. Supreme Court invalidated these tariffs in February 2026, the U.S. government may continue to impose tariffs under alternative statutory authorities, and the situation remains fluid. The United States and/or countries into which we import products have adjusted and/or imposed and may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The U.S. government has since announced several tariff framework agreements, including with countries where a significant portion of our hardware is produced, which have impacted our hardware revenue margins. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs, the outcome of any new legal challenges to their validity, the process and timing for obtaining any refunds for previously paid tariffs, how other countries respond to the U.S. tariffs, and the specific timing of when and the degree to which we pass through the cost of the tariffs to our customers consistent with our contractual rights.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $842.6 million in 2022 to $1.0112 billion in 2025 and increased from $238.8 million for the three months ended March 31, 2025 to $265.2 million for the three months ended March 31, 2026. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

Our growth in recent periods has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, service provider partner network, subscriber base, headcount and operations, including by acquiring other businesses. Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures to ensure timely and accurate reporting of our operational and financial results and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract service provider partners and consumers.

From time to time, we are involved in legal proceedings where a negative outcome, including an adverse litigation judgment or settlement, could expose us to monetary damages or limit our ability to operate our business, resulting in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time, including claims directly against us or claims against certain of our service provider partners that we have agreed to indemnify. For example, on January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. On July 3, 2025, SkyBell Technologies, Inc., or SkyBell, filed a lawsuit against us alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding each of these matters and the other legal proceedings we are involved in. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business operates in a regulated industry.

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Our advertising and sales practices and that of our U.S. service provider partner network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission, or the FCC, have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry or using automatic telephone dialing systems and prerecorded or artificial voice messages, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps designed to insulate ourselves from any such wrongful conduct by our service provider partners, and to contractually require our service provider partners to comply with these laws and regulations, we have in the past incurred costs to settle alleged violations of the Telephone Consumer Protection Act, or TCPA, and no assurance can be given that we will not be exposed to future liability as result of our service provider partners’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service provider partners, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. State-level privacy and data security laws in California and various other U.S. states regulate our, and our service provider partners’, use, collection, and disclosure of subscribers’ personal information. A number of proposed privacy bills in other U.S. states could place restrictions on how we and our service provider partners use personal information and market to consumers in those states. Other laws and regulations, including consumer protection laws, laws and regulations governing advertising and sales practices, as well as privacy and data security laws and regulations apply in the other countries in which we operate. See “Evolving government and industry regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition” below. Furthermore, the SEC adopted expansive rules, which are currently stayed, that require public companies to disclose, among other things, information about the material impact of climate change on their business, as well as information about companies’ governance, risk management and strategy related to climate risk. Changes in laws or regulations, including as a result of the current U.S. administration, could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable executive orders, laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business, financial condition, cash flows and results of operations. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including volatile pricing, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including unpredictable availability of components and reduced control over delivery schedules and significant increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the general global shortage of semiconductors used in our video, cellular communicator, and other products has eased, manufacturers are increasingly shifting production capacity toward high-performance semiconductors required for AI applications. This shift limits the manufacturing capacity available for the components we utilize, creating significant risks regarding the availability and pricing of components essential to our products, including, for example, semiconductor memory such as DRAM and NAND. These supply constraints significantly increased lead times for obtaining such components and have resulted, and may continue to result, in increased component costs. Such constraints may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we have experienced, and expect to continue to experience, higher costs for certain components procured from alternative sources. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 50% of our hardware revenue for the three months ended March 31, 2026 (31%, 13% and 6% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. For example, on November 21, 2025, EnergyHub, Inc., or EnergyHub, acquired 100% of the issued and outstanding shares of capital stock of Zona NewCo, LLC, which acquired substantially all of the assets and liabilities of Resideo Grid Services, or RGS, from Resideo Technologies, Inc.; on August 15, 2025, EnergyHub acquired all of the issued and outstanding shares of capital stock of BTR; on February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT; on November 22, 2024, we acquired certain assets of Kapacity.io; on April 21, 2023, we acquired certain assets of Vintra; on January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS; on September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc.; on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye; and on December 14, 2020, we acquired Shooter Detection Systems, LLC. Additionally, on December 16, 2021, our EnergyHub subsidiary acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. For example, on May 31, 2024, we issued the 2029 Notes and we received proceeds from the issuance of the 2029 Notes of $485.2 million, net of $14.8 million of transaction fees and other debt issuance costs. We may require additional capital to respond to the significant uncertainty arising from the Macroeconomic Conditions and we may not be able to timely secure additional debt or equity financing on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited. See “Risks Related to our Outstanding Convertible Senior Notes” below for further details on risks related to the 2029 Notes.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of March 31, 2026, we had $318.1 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect and remit such taxes in the future. In 2021, the Organization for Economic Cooperation and Development, or OECD, released Pillar Two Model Rules which would require a global minimum tax rate of 15% on companies with revenues of at least 750.0 million Euros. While it is currently unlikely the U.S. will enact legislation to adopt the minimum tax directive, the European Union and certain other countries in which we operate have adopted such legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Under a transitional safe harbor rule applicable to us, the undertaxed profits rule top-up tax was zero for each year of the transition period if that jurisdiction has a corporate tax rate of at least 20%. On January 5, 2026, the OECD released a “side-by-side package” of administrative guidance which would exempt U.S. headquartered companies from the Pillar Two income inclusion and the undertaxed profits rules beginning in 2026; however, we may continue to be subject to qualified domestic minimum top-up taxes in the jurisdictions in which we operate. The side-by-side safe harbor administrative guidance will generally need to be incorporated into local tax legislation to be effective.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 5% and 6% of our total revenue for the three months ended March 31, 2026 and 2025, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

On July 3, 2025, SkyBell filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. SkyBell is seeking injunctive relief, enhanced damages, attorneys’ fees, a constructive trust, and an order that Alarm.com assign to SkyBell the alleged trade secrets. Should SkyBell prevail in its lawsuit, we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us, and we could be required to assign, transfer, and return any SkyBell trade secret that we are found to improperly possess. While we believe we have valid defenses to SkyBell’s claims, the outcome of these legal claims cannot be predicted with certainty, and any of these outcomes could result in an adverse effect on our business.

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

On May 4, 2026, our board of directors authorized the cancellation of the balance under the stock repurchase program ending May 31, 2026 and the adoption of a new stock repurchase program, under which we are authorized to purchase up to an aggregate of $150.0 million of our outstanding common stock during the two-year period ending May 4, 2028.

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

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 to January 31, 2026	—	$—	—	$58,438,881
February 1 to February 28, 2026	77,777	46.35	77,777	54,833,802
March 1 to March 31, 2026	350,288	46.79	350,288	38,443,913
Total	428,065	$46.71	428,065

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Alarm.com Holdings, Inc.

Date:	May 7, 2026	By:	/s/ Kevin Bradley
Kevin Bradley
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)