Form 10-Q
period 2026-06-30
Alarm.com Holdings, Inc.
filed 2026-08-06
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 30, 2026, there were 49,090,228 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
SaaS and license revenue	$188,778	$169,993	$370,302	$333,793
Hardware and other revenue	88,956	84,315	172,625	159,337
Total revenue	277,734	254,308	542,927	493,130
Cost of revenue(1):
Cost of SaaS and license revenue	29,917	23,653	57,812	45,221
Cost of hardware and other revenue	65,736	63,809	128,352	120,475
Total cost of revenue	95,653	87,462	186,164	165,696
Operating expenses:
Sales and marketing	32,979	31,136	67,413	59,685
General and administrative	36,646	27,084	64,100	54,085
Research and development	71,008	69,070	143,067	137,437
Amortization and depreciation	8,964	7,534	18,056	14,558
Total operating expenses	149,597	134,824	292,636	265,765
Operating income	32,484	32,022	64,127	61,669
Interest expense	(3,543)	(4,321)	(7,215)	(8,635)
Interest income	4,491	11,808	9,422	24,179
Other expense, net	(2,336)	(175)	(6,245)	(2,835)
Income before income taxes	31,096	39,334	60,089	74,378
Provision for income taxes	7,737	5,458	13,593	12,765
Income from equity method investments, net	(849)	(341)	(1,094)	(316)
Net income	24,208	34,217	47,590	61,929
Net loss attributable to redeemable noncontrolling interests	38	335	239	573
Net income attributable to common stockholders	$24,246	$34,552	$47,829	$62,502

Per share information attributable to common stockholders:
Net income attributable to common stockholders per share:
Basic	$0.49	$0.69	$0.97	$1.26
Diluted	$0.48	$0.63	$0.95	$1.15
Weighted average common shares outstanding:
Basic	49,328,402	49,806,105	49,463,300	49,733,328
Diluted	55,924,506	60,137,204	56,160,666	60,159,849
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$24,208	$34,217	$47,590	$61,929
Other comprehensive (loss) / income
Foreign currency translation adjustment	(101)	959	(661)	1,788
Total other comprehensive (loss) / income	(101)	959	(661)	1,788
Comprehensive income	24,107	35,176	46,929	63,717
Comprehensive loss attributable to redeemable noncontrolling interests	38	335	239	573
Comprehensive income attributable to common stockholders	$24,145	$35,511	$47,168	$64,290

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$479,418	$960,584
Accounts receivable, net of allowance for credit losses of $8,016 and $5,171, and net of allowance for product returns of $2,050 and $2,140 as of June 30, 2026 and December 31, 2025, respectively	161,709	141,852
Inventory	94,349	94,429
Other current assets, net of allowance for credits losses of $750 and $749 as of June 30, 2026 and December 31, 2025, respectively	65,879	75,646
Total current assets	801,355	1,272,511
Property and equipment, net	67,966	64,799
Intangible assets, net	87,791	99,352
Goodwill	224,641	224,987
Deferred tax assets	147,694	152,255
Operating lease right-of-use assets	52,283	52,636
Investments in unconsolidated entities	232,470	226,931
Other assets, net of allowance for credit losses of $2 and $0 as of June 30, 2026 and December 31, 2025, respectively	42,778	43,120
Total assets	$1,656,978	$2,136,591
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$108,201	$107,195
Accrued compensation	27,522	31,126
Deferred revenue	17,912	16,428
Convertible senior notes, net	—	499,867
Operating lease liabilities	7,941	8,524
Total current liabilities	161,576	663,140
Deferred revenue	13,902	13,456
Convertible senior notes, net, noncurrent	491,094	489,641
Operating lease liabilities	68,430	67,609
Other liabilities	11,656	11,735
Total liabilities	746,658	1,245,581
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	45,865	42,847
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 53,941,823 and 53,540,939 shares issued; and 49,033,533 and 49,630,714 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	540	536
Additional paid-in capital	564,053	549,913
Treasury stock, at cost; 4,908,290 and 3,910,225 shares as of June 30, 2026 and December 31, 2025, respectively	(272,872)	(227,852)
Accumulated other comprehensive income	2,029	2,690
Retained earnings	570,705	522,876
Total stockholders’ equity	864,455	848,163
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,656,978	$2,136,591

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2026	2025
Net income	$47,590	$61,929
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	3,346	1,552
Reserve for product returns	987	1,111
Provision for credit losses on notes receivable	3	749
Amortization and depreciation	18,056	14,558
Amortization of debt issuance costs	1,586	3,002
Amortization of operating leases	7,587	7,829
Deferred income taxes	6,205	(15,673)
Stock-based compensation	15,625	18,392
Distributions on investments in unconsolidated entities	6,430	—
Loss from investments in unconsolidated entities	4,422	3,454
Other adjustments	710	67
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(24,204)	1,574
Inventory	(24)	(1,544)
Other current and non-current assets	5,471	(4,732)
Accounts payable and other current liabilities	5,193	(39,711)
Deferred revenue	1,930	682
Operating lease liabilities	(8,320)	(6,393)
Other liabilities	(71)	(73)
Cash flows from operating activities	92,522	46,773
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(23,412)
Additions to property and equipment	(5,759)	(10,667)
Issuances of notes receivable	(4,342)	(23,500)
Receipt of payments on notes receivable	61	49
Capitalized software development costs	(538)	(758)
Proceeds from sale of investments in unconsolidated entities	6,039	—
Purchase of investments in unconsolidated entities	(16,173)	(174,700)
Cash flows used in investing activities	(20,712)	(232,988)
Cash flows used in financing activities:
Repayments of convertible senior notes	(500,000)	—
Payments of deferred consideration for acquisitions and investments in unconsolidated entities	(12,089)	(1,741)
Purchases of treasury stock, including transaction costs	(45,020)	(10,167)
Issuances of common stock from equity-based plans	2,102	2,314
Cash flows used in financing activities	(555,007)	(9,594)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(73)	(184)
Net decrease in cash, cash equivalents and restricted cash	(483,270)	(195,993)
Cash, cash equivalents and restricted cash at beginning of the period	968,807	1,229,132
Cash, cash equivalents and restricted cash at end of the period	$485,537	$1,033,139

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$479,418	$1,024,862
Restricted cash included in other current assets, net, and other assets, net	6,119	8,277
Total cash, cash equivalents and restricted cash	$485,537	$1,033,139

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2025	$42,847	53,541	$536	$549,913	3,910	$(227,852)	$2,690	$522,876	$848,163
Common stock issued in connection with equity-based plans	—	182	2	2,057	—	—	—	—	2,059
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(155)	428	(19,995)	—	—	(20,150)
Stock-based compensation expense	—	—	—	8,049	—	—	—	—	8,049
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,332	—	—	(1,332)	—	—	—	—	(1,332)
Net income / (loss) attributable to common stockholders	(201)	—	—	—	—	—	—	23,583	23,583
Other comprehensive loss	—	—	—	—	—	—	(560)	—	(560)
Balance as of March 31, 2026	$43,978	53,723	$538	$558,532	4,338	$(247,847)	$2,130	$546,459	$859,812
Common stock issued in connection with equity-based plans	—	219	2	41	—	—	—	—	43
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(186)	570	(25,025)	—	—	(25,211)
Stock-based compensation expense	—	—	—	7,591	—	—	—	—	7,591
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,925	—	—	(1,925)	—	—	—	—	(1,925)
Net income / (loss) attributable to common stockholders	(38)	—	—	—	—	—	—	24,246	24,246
Other comprehensive loss	—	—	—	—	—	—	(101)	—	(101)
Balance as of June 30, 2026	$45,865	53,942	$540	$564,053	4,908	$(272,872)	$2,029	$570,705	$864,455

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
June 30, 2026 and 2025

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine, and in the Middle East and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, tariffs, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2026, which is increasingly true in periods of uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Reclassifications

Certain previously reported amounts in the condensed consolidated statements of operations for the three months ended June 30, 2025 have been reclassified to conform to our current presentation to reflect (income) / loss from equity method investments, net, as a separate line item, which was previously included in other expense, net. Certain previously reported amounts in the condensed consolidated statement of cash flows for the six months ended June 30, 2025 have been reclassified to conform to our current presentation, including the addition of other adjustments as a separate line item within the adjustments to reconcile net income to net cash flows from the operating activities section.

Significant Accounting Policies and Use of Estimates

There have been no material changes to our significant accounting policies or our use of estimates during the three and six months ended June 30, 2026 from those disclosed in our Annual Report.

Recent Accounting Pronouncements

Adopted

During the three and six months ended June 30, 2026, we did not adopt any new accounting pronouncements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025
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

On May 19, 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)," to improve the financial accounting and disclosure of environmental credits and environmental credit obligations. This amendment provides recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This amendment should be applied on a retrospective basis as of the beginning of the annual reporting period of adoption. We are currently assessing the impact this pronouncement will have on our consolidated financial statements and related disclosures.

Note 3. Revenue from Contracts with Customers

Contract Assets

Our assets related to costs incurred to obtain or fulfill a contract primarily consist of capitalized commission costs, upfront payments made to customers and costs incurred on contracts with an outstanding performance obligation. The current portion of capitalized commission costs, upfront payments made to customers and costs incurred on contracts with an outstanding performance obligation is included in other current assets, net, within our condensed consolidated balance sheets. The non-current portion of capitalized commission costs, upfront payments made to customers and costs incurred on contracts with an outstanding performance obligation is reflected in other assets, net, within our condensed consolidated balance sheets. The changes in our contract assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning of period balance	$18,297	$13,147	$17,947	$12,088
Additions to contract assets	2,924	2,589	6,751	5,773
Amortization or satisfaction of outstanding performance obligation of capitalized contract assets	(3,436)	(2,262)	(6,913)	(4,387)
End of period balance	$17,785	$13,474	$17,785	$13,474

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025
Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning of period balance	$31,843	$27,524	$29,884	$26,559
Revenue deferred in period	9,883	7,445	21,292	15,711
Revenue recognized from amounts included in contract liabilities	(9,912)	(7,728)	(19,362)	(15,029)
End of period balance	$31,814	$27,241	$31,814	$27,241

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable	$171,775	$149,163
Allowance for credit losses	(8,016)	(5,171)
Allowance for product returns	(2,050)	(2,140)
Accounts receivable, net	$161,709	$141,852

For the three and six months ended June 30, 2026, we recorded a reserve for product returns of $0.6 million and $1.0 million in our hardware and other revenue, respectively, as compared to $0.7 million and $1.1 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Allowance for Credit Losses - Accounts Receivable

We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and six months ended June 30, 2026, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable. Additionally, there were no significant changes in the amount of accounts receivable write-offs during the three and six months ended June 30, 2026, as compared to historical periods.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(5,887)	$(226)	$(4,600)	$(121)	$(4,931)	$(240)	$(3,777)	$(93)
(Provision for) / recovery of expected credit losses	(2,187)	8	(456)	(119)	(3,347)	1	(1,402)	(150)
Write-offs	276	—	138	16	480	21	261	19
End of period balance	$(7,798)	$(218)	$(4,918)	$(224)	$(7,798)	$(218)	$(4,918)	$(224)

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025
Note 5. Inventory

The components of inventory are as follows (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$19,584	$18,238
Work-in-process	360	372
Finished goods	74,405	75,819
Total inventory	$94,349	$94,429

Note 6. Acquisitions

On November 21, 2025, EnergyHub, Inc., or EnergyHub, one of our wholly-owned subsidiaries, acquired 100% of the issued and outstanding shares of capital stock of Zona NewCo, LLC, which acquired substantially all of the assets and liabilities of Resideo Grid Services, or RGS, from Resideo Technologies, Inc. Pursuant to the terms of the stock purchase agreement, following the preliminary determination of the working capital of RGS as of the closing date, the purchase price increased by $1.6 million. The working capital adjustment was finalized during the second quarter of 2026 and $1.6 million was paid to stockholders of RGS at that time. The purchase price allocation was not finalized as of the filing date of this Quarterly Report on Form 10-Q and is primarily pending the final determination of the tax adjustments.

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2026	$178,598	$46,389	$224,987
Measurement period adjustments	—	(26)	(26)
Foreign currency translation adjustment	(320)	—	(320)
Balance as of June 30, 2026	$178,278	$46,363	$224,641

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Other	Total
Balance as of January 1, 2026	$55,024	$39,621	$1,302	$3,359	$46	$99,352
Intangible assets acquired	—	—	—	—	90	90
Capitalized software development costs	—	—	—	553	—	553
Amortization	(5,272)	(6,335)	(152)	(445)	—	(12,204)
Balance as of June 30, 2026	$49,752	$33,286	$1,150	$3,467	$136	$87,791

We recorded $6.0 million and $12.0 million of amortization related to our intangible assets for the three and six months ended June 30, 2026, respectively, as compared to $4.7 million and $9.2 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and six months ended June 30, 2026 and 2025.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$162,400	$(112,648)	$49,752	10.7
Developed technology	89,714	(56,428)	33,286	4.9
Trade name	5,532	(4,382)	1,150	4.7
Capitalized software development costs	4,587	(1,120)	3,467	3.0
Other	136	—	136	5.7
Total intangible assets	$262,369	$(174,578)	$87,791	8.1

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$162,400	$(107,376)	$55,024	10.8
Developed technology	89,714	(50,093)	39,621	5.2
Trade name	5,532	(4,230)	1,302	5.0
Capitalized software development costs	4,034	(675)	3,359	3.8
Other	46	—	46	5.0
Total intangible assets	$261,726	$(162,374)	$99,352	8.3

Note 8. Investments in Unconsolidated Entities

On February 24, 2026, a technology partner in which we previously invested was acquired by an unrelated third party. As a result of the sale, we received proceeds of $5.4 million in exchange for all of our shares of the technology partner stock after deducting $0.1 million related to an agreed holdback. As a result of the sale, we recorded a loss of $0.2 million within other expense, net, in our condensed consolidated statements of operations during the six months ended June 30, 2026.

On May 29, 2026, we paid $14.1 million in cash to purchase an additional investment in SafeStreets USA, LLC, to maintain our 24.7% ownership percentage. This investment is included in the Alarm.com segment and is accounted for under the equity method of accounting.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025

Summary of Investments in Unconsolidated Entities

Our investments in unconsolidated entities are as follows (in thousands):

		June 30, 2026		December 31, 2025
	Ownership Percentage	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets
Safe Haven(1) and All Access(2)	32.5%	$137,683	$138,558	$141,205	$143,134
SafeStreets(3)	24.7	40,595	45,518	29,436	31,144
Pronet(4)	20.3	31,275	9,561	30,142	—
Other unconsolidated entities		22,917	725	26,148	707
Total		$232,470	$194,362	$226,931	$174,985
_______________________
(1) Safe Haven Security Services, LLC, or Safe Haven
(2) All Access Holdings, LLC, or All Access
(3) SafeStreets USA, LLC, or SafeStreets
(4) Protegger Luxembourg S.à r.l, or Pronet

Equity method income from our investments in unconsolidated entities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from equity method investments, net	$(849)	$(341)	$(1,094)	$(316)

Other related party transactions and balances outstanding with our equity method investees for activity subsequent to our investments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from equity method investees	$6,035	$2,561	$13,638	$2,698
Interest income from equity method investees	376	283	749	288
Distributions received from equity method investees	3,762	—	6,430	—

	June 30, 2026	December 31, 2025
Outstanding principal from loans to equity method investees	$21,887	$21,947
Interest receivable from equity method investees	4	381
Accounts receivable from equity method investees	2,351	1,774
Total amounts receivable from equity method investees	$24,242	$24,102

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025
Note 9. Other Assets

Loan to SafeStreets

On January 30, 2025, we entered into a senior secured loan agreement with SafeStreets, under which a term loan was provided to them in the original principal amount of $21.5 million, which loan is collateralized by the assets of SafeStreets. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030. As of June 30, 2026 and December 31, 2025, $21.5 million of principal was outstanding from SafeStreets under the loan agreement.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan was July 24, 2025. In July 2025, we learned that this service provider partner may have a lien placed on its property that may have a priority over our security interest. Based on the information provided by the service provider partner, during the three months ended June 30, 2025, we recorded a credit loss expense of $0.7 million in general and administrative expense and we placed this loan in nonaccrual status as of June 30, 2025. As of June 30, 2026 and December 31, 2025, $0.9 million of principal was outstanding from the service provider partner under the loan agreement.

For the three and six months ended June 30, 2026 and 2025, we recognized less than $0.1 million and $0.1 million of revenue from the service provider partner associated with this loan, respectively.

Allowance for Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable during the three and six months ended June 30, 2026.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning of period balance	$(749)	$(1)	$(749)	$(1)
Provision for expected credit losses	(3)	(749)	(3)	(749)
Write-offs	—	—	—	—
End of period balance	$(752)	$(750)	$(752)	$(750)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	June 30, 2026
Loan Receivables:	2026	2025	2024	2023	2022	Prior	Total
Current	$4,550	$22,400	$500	$387	$1,500	$—	$29,337
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	943	943
Total	$4,550	$22,400	$500	$387	$1,500	$943	$30,280

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025

	December 31, 2025
Loan Receivables:	2025	2024	2023	2022	2021	Prior	Total
Current	$22,600	$500	$447	$1,500	$—	$—	$25,047
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	943	943
Total	$22,600	$500	$447	$1,500	$—	$943	$25,990

There was one note receivable placed on nonaccrual status as of June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026 and 2025, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of June 30, 2026 and December 31, 2025, there were $0.2 million of notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of June 30, 2026 and December 31, 2025, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of June 30, 2026 and December 31, 2025, $23.4 million and $19.4 million of prepaid expenses were included in other current assets, net, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

Note 10. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of June 30, 2026	$456,301	$—	$—	$456,301
Money market accounts as of December 31, 2025	941,134	—	—	941,134
Equity securities with readily determinable fair value as of June 30, 2026	8,496	—	—	8,496
Equity securities with readily determinable fair value as of December 31, 2025	14,858	—	—	14,858

As of June 30, 2026, $450.3 million of our money market accounts was included in cash and cash equivalents, $4.1 million was included in other assets, net, and $1.9 million was included in other current assets, net, in our condensed consolidated balance sheets. As of December 31, 2025, $933.0 million of our money market accounts was included in cash and cash equivalents, $6.1 million was included in other assets, net, and $2.0 million was included in other current assets, net, in our condensed consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. Our equity securities with readily determinable fair value represent our investments in publicly traded companies, which are valued using quoted prices in active markets. During the three and six months ended June 30, 2026, we recorded a loss on equity securities of $2.1 million and $5.8 million, respectively, as compared to a loss of $1.5 million and $3.8 million for the same periods in the prior year. Our investments in public entities are recorded at fair value within other current assets, net, in our condensed consolidated balance sheets and changes in fair value of the investments are recorded within other expense, net within our condensed consolidated statements of operations. See Note 12 for the carrying amount and estimated fair value of our existing convertible senior notes as of June 30, 2026 and December 31, 2025.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into or out of Level 3 or reclassifications between levels of the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025
Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$29,852	$22,200
Accrued expenses	58,123	51,360
Income taxes payable	648	1,785
Holdback and working capital liabilities from business combinations, asset acquisitions and investments in unconsolidated entities	1,500	13,713
Contingent consideration liability from acquisition	1,266	1,223
Other current liabilities	16,812	16,914
Accounts payable, accrued expenses and other current liabilities	$108,201	$107,195

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

As of June 30, 2026 and December 31, 2025, the fair value of our 2029 Notes was $475.2 million and $477.3 million, respectively. The fair value was determined based on the quoted price of the 2029 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $46.72 on the last trading day of the quarter, the if-converted value of the 2029 Notes did not exceed the principal amount of $500.0 million as of June 30, 2026.

The net carrying amount of the liability component of the 2029 Notes is as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal	$500,000	$500,000
Unamortized debt issuance costs	(8,906)	(10,359)
Net carrying amount	$491,094	$489,641

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025
Interest expense related to the 2029 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$2,812	$2,812	$5,625	$5,625
Amortization of debt issuance costs	729	708	1,453	1,412
Total interest expense	$3,541	$3,520	$7,078	$7,037

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

Should EcoFactor prevail in its lawsuit, we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, and we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us. While we believe we have valid defenses to EcoFactor’s claims, the outcome of these legal claims cannot be predicted with certainty and any of these outcomes could result in an adverse effect on our business. Based on currently available information, we have determined a loss is not probable or reasonably estimable at this time.

On July 3, 2025, SkyBell Technologies, Inc., or SkyBell, filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. On May 26, 2026, SkyBell filed an amended complaint adding allegations that Alarm.com infringed copyrights in its computer source code. SkyBell is seeking injunctive relief, enhanced damages, attorneys’ fees, a constructive trust, and an order that Alarm.com assign to SkyBell the alleged trade secrets. On June 5, 2026, we filed an answer to the amended complaint denying any misappropriation of trade secrets or infringement of copyrights. Discovery is expected to be completed in September 2026. No trial date has been set.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025
For example, we are incurring costs associated with the indemnification of Southern Electric Maryland Electric Cooperative, Inc., or SMECO, in an ongoing patent infringement suit. On May 26, 2026, Causam Enterprises, Inc. filed a lawsuit against SMECO in U.S. District Court, District of Maryland, alleging that SMECO infringes six patents owned by Causam relating to SMECO’s demand response program which includes, among other systems, the EnergyHub platform. Causam is seeking damages and attorneys’ fees.

Should Causam prevail, we could be required to indemnify SMECO for damages if a license or other right to continue using our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available. The outcome of these legal claims cannot be predicted with certainty.

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

Tariff Matters

On April 20, 2026, the U.S. Customs and Border Protection began accepting refund requests through its Consolidated Administration and Processing of Entries portal, and we subsequently filed for an estimated $14.5 million in tariffs previously paid under the International Emergency Economic Powers Act. During the three and six months ended June 30, 2026, we recorded less than one third of the estimated $14.5 million as a reduction to cost of hardware and other revenue and processed a commensurate amount of refunds to customers, excluding certain processing fees, as a reduction to hardware and other revenue. As of June 30, 2026, we have not recorded any additional receivables related to potential refunds for previous tariffs we paid because we are unable to assess the probability of their recovery.

Note 13. Stockholders' Equity

Stock Repurchase Programs

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ended May 31, 2026.

On May 4, 2026, our board of directors authorized the cancellation of the balance under the stock repurchase program ended May 31, 2026 and adopted a new stock repurchase program, under which we are authorized to purchase up to an aggregate of $150.0 million of our outstanding common stock during the two-year period ending May 4, 2028.

During the three and six months ended June 30, 2026, we repurchased 570,000 and 998,065 shares of our common stock under these programs for $25.0 million and $45.0 million, respectively, which includes applicable commissions and fees. During the three and six months ended June 30, 2025, we repurchased 88,000 and 174,400 shares of our common stock under these programs for $5.1 million and $10.2 million, respectively, which includes applicable commissions and fees.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025
Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$592	$620	$1,334	$1,100
General and administrative	3,076	2,474	6,132	5,446
Research and development	3,908	5,840	8,159	11,846
Total stock-based compensation expense	$7,576	$8,934	$15,625	$18,392

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2026	2025	2026	2025
Net income	$24,208	$34,217	$47,590	$61,929
Net loss attributable to redeemable noncontrolling interests	38	335	239	573
Net income attributable to common stockholders - basic (A)	24,246	34,552	47,829	62,502
Add back total interest expense, net of tax, attributable to convertible senior notes	2,666	3,249	5,328	6,494
Net income attributable to common stockholders - diluted (B)	$26,912	$37,801	$53,157	$68,996
Denominator:
Weighted average common shares outstanding — basic (C)	49,328,402	49,806,105	49,463,300	49,733,328
Dilutive effect of convertible senior notes, stock options and restricted stock units	6,596,104	10,331,099	6,697,366	10,426,521
Weighted average common shares outstanding — diluted (D)	55,924,506	60,137,204	56,160,666	60,159,849
Net income attributable to common stockholders per share:
Basic (A/C)	$0.49	$0.69	$0.97	$1.26
Diluted (B/D)	$0.48	$0.63	$0.95	$1.15

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	800,577	789,688	800,577	698,302
Restricted stock units	8,300	91,570	11,300	—

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025
The following securities have been included in the calculation of diluted weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
2026 Notes	—	3,396,950	—	3,396,950
2029 Notes	5,728,550	5,728,550	5,728,550	5,728,550

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

Note 16. Significant Service Providers and Distributors

During the three and six months ended June 30, 2026, our 10 largest revenue service provider partners or distributors accounted for 42% of our consolidated revenue, as compared to 46% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and six months ended June 30, 2026 and 2025.

One service provider partner represented more than 10% of accounts receivable as of June 30, 2026, and no service provider partner represented more than 10% of accounts receivable as of December 31, 2025.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to income before income taxes, including income from equity method investments, net of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and six months ended June 30, 2026, we recorded a provision for income taxes of $7.7 million and $13.6 million, respectively, resulting in an effective income tax rate of 24.9% and 22.6% for those periods. For the three and six months ended June 30, 2025, we recorded a provision for income taxes of $5.5 million and $12.8 million, respectively, resulting in an effective income tax rate of 13.8% and 17.1% for those periods. For the three and six months ended June 30, 2026, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes, a shortfall from employee stock-based compensation and other nondeductible expenses, partially offset by the impact of 2026 research and development tax credits claimed and the foreign derived deduction eligible income deduction. For the three and six months ended June 30, 2025, our effective tax rate was below the 21.0% statutory rate primarily due to 2025 research and development tax credits claimed, the foreign derived intangible income deduction and a favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits, partially offset by the impact of state taxes, foreign withholding taxes and other nondeductible expenses.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards, net deferred tax assets of our EBS subsidiary, state net operating losses and an unrealized U.S. federal capital loss was $5.6 million as of June 30, 2026 and December 31, 2025.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability of $0.6 million primarily due to a liability for research and development tax credits claimed during the six months ended June 30, 2026. We recorded a net increase to the unrecognized tax benefits liability of $1.7 million primarily due to a liability for research and development tax credits claimed during the six months ended June 30, 2025.

Our condensed consolidated balance sheets included an accrual for total interest expense related to unrecognized tax benefits and penalties of $1.4 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Our tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025

As of June 30, 2026, we did not have material undistributed foreign earnings. We have not historically recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested. During the three months ended September 30, 2025, we changed this assertion with respect to a portion of the 2024 and 2025 current earnings of our Canadian business to begin providing deferred taxes on such earnings, the tax impact of which was not material.

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

Our Alarm.com segment represents our cloud-based platform and licenses and services on our non-hosted software platform for intelligently connected properties and related solutions that contributed 87% and 88% of our revenue, net of intersegment eliminations, for the three and six months ended June 30, 2026, respectively, as compared to 92% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended June 30, 2026
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$159,781	$28,997	$—	$—	$188,778
Hardware and other revenue	83,314	6,989	(951)	(396)	88,956
Total revenue	243,095	35,986	(951)	(396)	277,734
Cost of SaaS and license revenue	18,282	11,635	99	(99)	29,917
Cost of hardware and other revenue	60,695	6,422	(978)	(403)	65,736
Total cost of revenue	78,977	18,057	(879)	(502)	95,653
Selling and marketing expense	24,886	8,093	—	—	32,979
General and administrative expense	33,048	3,598	—	—	36,646
Research and development expense	60,222	10,786	—	—	71,008
Amortization and depreciation expense	7,272	1,692	—	—	8,964
Total operating expenses	125,428	24,169	—	—	149,597
Operating income / (loss)	$38,690	$(6,240)	$(72)	$106	$32,484

Reconciliation of operating income to income before income taxes
Operating income					$32,484
Interest expense					(3,543)
Interest income					4,491
Other expense, net					(2,336)
Income before income taxes					$31,096

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025

	Three Months Ended June 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$150,997	$18,996	$—	$—	$169,993
Hardware and other revenue	82,873	2,641	(663)	(536)	84,315
Total revenue	233,870	21,637	(663)	(536)	254,308
Cost of SaaS and license revenue	17,489	6,164	87	(87)	23,653
Cost of hardware and other revenue	62,483	2,417	(551)	(540)	63,809
Total cost of revenue	79,972	8,581	(464)	(627)	87,462
Selling and marketing expense	25,035	6,101	—	—	31,136
General and administrative expense	25,345	1,739	—	—	27,084
Research and development expense	61,257	7,813	—	—	69,070
Amortization and depreciation expense	7,239	295	—	—	7,534
Total operating expenses	118,876	15,948	—	—	134,824
Operating income / (loss)	$35,022	$(2,892)	$(199)	$91	$32,022

Reconciliation of operating income to income before income taxes
Operating income					$32,022
Interest expense					(4,321)
Interest income					11,808
Other expense, net					(175)
Income before income taxes					$39,334

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Total assets as of June 30, 2026	$1,711,476	$181,724	$(236,112)	$(110)	$1,656,978
Total assets as of December 31, 2025	2,181,210	190,095	(234,681)	(33)	2,136,591

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025

	Six Months Ended June 30, 2026
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$317,173	$53,129	$—	$—	$370,302
Hardware and other revenue	164,338	11,007	(1,977)	(743)	172,625
Total revenue	481,511	64,136	(1,977)	(743)	542,927
Cost of SaaS and license revenue	36,441	21,371	195	(195)	57,812
Cost of hardware and other revenue	121,604	9,564	(2,032)	(784)	128,352
Total cost of revenue	158,045	30,935	(1,837)	(979)	186,164
Selling and marketing expense	51,541	15,872	—	—	67,413
General and administrative expense	58,614	5,486	—	—	64,100
Research and development expense	121,537	21,530	—	—	143,067
Amortization and depreciation expense	14,684	3,372	—	—	18,056
Total operating expenses	246,376	46,260	—	—	292,636
Operating income / (loss)	$77,090	$(13,059)	$(140)	$236	$64,127

Reconciliation of operating income to income before income taxes
Operating income					$64,127
Interest expense					(7,215)
Interest income					9,422
Other income / (expense), net					(6,245)
Income before income taxes					$60,089

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026 and 2025

	Six Months Ended June 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$298,645	$35,148	$—	$—	$333,793
Hardware and other revenue	156,922	4,531	(1,336)	(780)	159,337
Total revenue	455,567	39,679	(1,336)	(780)	493,130
Cost of SaaS and license revenue	34,272	10,949	171	(171)	45,221
Cost of hardware and other revenue	118,369	4,183	(1,210)	(867)	120,475
Total cost of revenue	152,641	15,132	(1,039)	(1,038)	165,696
Selling and marketing expense	47,502	12,183	—	—	59,685
General and administrative expense	50,181	3,904	—	—	54,085
Research and development expense	121,941	15,496	—	—	137,437
Amortization and depreciation expense	13,967	591	—	—	14,558
Total operating expenses	233,591	32,174	—	—	265,765
Operating income / (loss)	$69,335	$(7,627)	$(297)	$258	$61,669

Reconciliation of operating income to income before income taxes
Operating income					$61,669
Interest expense					(8,635)
Interest income					24,179
Other income / (expense), net					(2,835)
Income before income taxes					$74,378

Cash additions to property and equipment for our segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Alarm.com	$4,623	$4,544	$5,368	$10,656
Other	224	8	391	11

We derived substantially all revenue from North America for the three and six months ended June 30, 2026 and 2025. Substantially all of our long-lived assets were in North America as of June 30, 2026 and December 31, 2025.

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

Highlights of Second Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners, who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 68% of our revenue during the three and six months ended June 30, 2026, as compared to 67% and 68% in the same periods in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 32% of our revenue during the three and six months ended June 30, 2026, as compared to 33% and 32% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include:

•SaaS and license revenue increased 11% to $188.8 million during the three months ended June 30, 2026 from $170.0 million during the three months ended June 30, 2025. SaaS and license revenue increased 11% to $370.3 million during the six months ended June 30, 2026 from $333.8 million during the six months ended June 30, 2025.

•Total revenue increased 9% to $277.7 million during the three months ended June 30, 2026 from $254.3 million during the three months ended June 30, 2025. Total revenue increased 10% to $542.9 million during the six months ended June 30, 2026 from $493.1 million during the six months ended June 30, 2025.

•Net income decreased to $24.2 million during the three months ended June 30, 2026, as compared to $34.2 million during the three months ended June 30, 2025. Net income decreased to $47.6 million during the six months ended June 30, 2026, as compared to $61.9 million during the six months ended June 30, 2025. Net income attributable to common stockholders decreased to $24.2 million during the three months ended June 30, 2026, as compared to $34.6 million during the three months ended June 30, 2025. Net income attributable to common stockholders decreased to $47.8 million during the six months ended June 30, 2026, as compared to $62.5 million during the six months ended June 30, 2025.

•Non-GAAP adjusted EBITDA, a non-GAAP measurement of operating performance, increased to $57.7 million during the three months ended June 30, 2026 from $49.9 million during the three months ended June 30, 2025. Non-GAAP adjusted EBITDA increased to $107.3 million during the six months ended June 30, 2026 from $95.7 million during the six months ended June 30, 2025. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for details on the changes made to the definition of non-GAAP adjusted EBITDA during the six months ended June 30, 2026.

Please see Non-GAAP Measures below in this section of this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and six months ended June 30, 2026 and 2025.

Recent Developments

On May 29, 2026, we paid $14.1 million in cash to purchase an additional investment in SafeStreets USA, LLC, to maintain our 24.7% ownership percentage. This investment is included in the Alarm.com segment and is accounted for under the equity method of accounting.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2026, which is increasingly true in periods of uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated and include the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SaaS and license revenue	$188,778	$169,993	$370,302	$333,793
Non-GAAP adjusted EBITDA	57,704	49,894	107,277	95,722

	Twelve Months Ended June 30,
	2026	2025
SaaS and license revenue renewal rate	95%	94%

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

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other expense, net, provision for income taxes, income from equity method investments, net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense; income from equity method investments, net; amortization of debt issuance costs for the $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense; amortization of debt issuance costs for the May 31, 2024 issuance of $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, or the 2029 Notes, included in interest expense; and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Non-GAAP adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please see Non-GAAP Measures in this section for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and six months ended June 30, 2026 and 2025.

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. As of June 30, 2026 and 2025, we had 66 and 75 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. While the U.S. Supreme Court invalidated these tariffs in February 2026, the U.S. government may continue to impose tariffs under alternative statutory authorities, and the situation remains fluid. On April 20, 2026, the U.S. Customs and Border Protection began accepting refund requests through its Consolidated Administration and Processing of Entries portal, and we subsequently filed for an estimated $14.5 million in tariffs previously paid under the International Emergency Economic Powers Act, or IEEPA. During the three and six months ended June 30, 2026, we recorded less than one third of the estimated $14.5 million as a reduction to cost of hardware and other revenue and processed a commensurate amount of refunds to customers, excluding certain processing fees, as a reduction to hardware and other revenue. As of June 30, 2026, we have not recorded any additional receivables related to potential refunds for previous tariffs we paid because we are unable to assess the probability of their recovery. The United States and/or countries into which we import products have adjusted and/or imposed and may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The U.S. government has since announced several tariff framework agreements, including with countries where a significant portion of our hardware is produced, which have impacted our hardware revenue margins. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs, the outcome of any new legal challenges to their validity, the process and timing for obtaining any refunds for previously paid tariffs, how other countries respond to the U.S. tariffs, and the specific timing of when we implement any additional pass-through costs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We grew from 2,048 employees as of June 30, 2025 to 2,051 employees as of June 30, 2026, and remained constant at 2,051 employees as of March 31, 2026. We may continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 599 as of June 30, 2025 to 612 as of June 30, 2026 and decreased from 615 as of March 31, 2026. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We may increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions decreased from 238 as of June 30, 2025 to 225 as of June 30, 2026 and decreased from 230 as of March 31, 2026. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions increased from 1,136 as of June 30, 2025 to 1,148 as of June 30, 2026 and increased from 1,140 as of March 31, 2026. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the three and six months ended June 30, 2026, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes, a shortfall from employee stock-based compensation and other nondeductible expenses, partially offset by the impact of 2026 research and development tax credits claimed and the foreign derived deduction eligible income deduction. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

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

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenue:
SaaS and license revenue	$188,778	68%	$169,993	67%	$370,302	68%	$333,793	68%
Hardware and other revenue	88,956	32	84,315	33	172,625	32	159,337	32
Total revenue	277,734	100	254,308	100	542,927	100	493,130	100
Cost of revenue(1):
Cost of SaaS and license revenue	29,917	11	23,653	9	57,812	11	45,221	9
Cost of hardware and other revenue	65,736	23	63,809	25	128,352	23	120,475	24
Total cost of revenue	95,653	34	87,462	34	186,164	34	165,696	33
Operating expenses:
Sales and marketing(2)	32,979	12	31,136	12	67,413	13	59,685	12
General and administrative(2)	36,646	13	27,084	11	64,100	12	54,085	11
Research and development(2)	71,008	26	69,070	27	143,067	26	137,437	28
Amortization and depreciation	8,964	3	7,534	3	18,056	3	14,558	3
Total operating expenses	149,597	54	134,824	53	292,636	54	265,765	54
Operating income	32,484	12	32,022	13	64,127	12	61,669	13
Interest expense	(3,543)	(1)	(4,321)	(2)	(7,215)	(1)	(8,635)	(2)
Interest income	4,491	1	11,808	4	9,422	1	24,179	5
Other expense, net	(2,336)	(1)	(175)	—	(6,245)	(1)	(2,835)	(1)
Income before income taxes	31,096	11	39,334	15	60,089	11	74,378	15
Provision for income taxes	7,737	2	5,458	2	13,593	2	12,765	2
Income from equity method investments, net	(849)	—	(341)	—	(1,094)	—	(316)	—
Net income	$24,208	9%	$34,217	13%	$47,590	9%	$61,929	13%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation expense data:	2026	2025	2026	2025
Sales and marketing	$592	$620	$1,334	$1,100
General and administrative	3,076	2,474	6,132	5,446
Research and development	3,908	5,840	8,159	11,846
Total stock-based compensation expense	$7,576	$8,934	$15,625	$18,392

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	16%	14%	16%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	74	76	74	76
Total cost of revenue as a percentage of total revenue	34%	34%	34%	33%

Comparison of the Three and Six Months Ended June 30, 2026 to June 30, 2025

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the three and six months ended June 30, 2026 and June 30, 2025.

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Revenue
SaaS and license revenue	$188,778	$169,993	11%	$370,302	$333,793	11%
Hardware and other revenue	88,956	84,315	6	172,625	159,337	8
Total revenue	$277,734	$254,308	9%	$542,927	$493,130	10%

The $23.4 million increase in total revenue for the three months ended June 30, 2026 as compared to the same period in the prior year was primarily the result of a $18.8 million, or 11%, increase in our SaaS and license revenue, and a $4.6 million, or 6%, increase in our hardware and other revenue. The SaaS and license revenue for the Alarm.com segment increased $8.8 million primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2025. The SaaS and license revenue for our Other segment increased $10.0 million primarily due to an increase in sales of our energy management and demand response solutions, including revenue from the purchase of RGS on November 21, 2025. The increase in hardware and other revenue was primarily from the $4.5 million increase in hardware and other revenue, net of intersegment eliminations, in the Other segment primarily due to sales of energy credits related to the acquisition of Bridge to Renewables, Inc., or BTR, on August 15, 2025, as well as increased sales related to our property management and Heating, Ventilation and Air Conditioning solutions. Hardware and other revenue, net of intersegment eliminations, in our Alarm.com segment increased $0.1 million from an increase in hardware sold related to our video surveillance software as well as price increases we have implemented on certain products to cover a portion of our increases in costs. These increases in hardware and other revenue were partially offset by a decrease in hardware and other revenue related to tariff refunds we provided to our customers, excluding certain processing fees.

The $49.8 million increase in total revenue for the six months ended June 30, 2026 as compared to the same period in the prior year was primarily the result of a $36.5 million, or 11%, increase in our SaaS and license revenue and a $13.3 million, or 8%, increase in our hardware and other revenue. The SaaS and license revenue for the Alarm.com segment increased $18.5 million for the six months ended June 30, 2026 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2025. The SaaS and license revenue for our Other segment increased $18.0 million for the six months ended June 30, 2026 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions including revenue from the purchase of RGS on November 21, 2025. The increase in hardware and other revenue for the six months ended June 30, 2026 as compared to the same period in the prior year was primarily from the $6.8 million increase in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from an increase in hardware sold related to our video surveillance software as well as price increases we have implemented on certain products to cover a portion of our increases in costs. These increases in hardware and other revenue were partially offset by a decrease in hardware and other revenue related to tariff refunds we provided to our customers, excluding certain processing fees. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $6.5 million for the six months ended June 30, 2026 as compared to the same period in the prior year, primarily due to sales of energy credits related to the acquisition of BTR on August 15, 2025, as well as increased sales related to our property management and Heating, Ventilation and Air Conditioning solutions.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Cost of revenue(1)
Cost of SaaS and license revenue	$29,917	$23,653	26%	$57,812	$45,221	28%
Cost of hardware and other revenue	65,736	63,809	3	128,352	120,475	7
Total cost of revenue	$95,653	$87,462	9%	$186,164	$165,696	12%
% of total revenue	34%	34%		34%	33%
_____________
(1)Excludes amortization and depreciation shown in operating expenses.

The $8.2 million increase in cost of revenue for the three months ended June 30, 2026 as compared to the same period in the prior year was the result of a $6.3 million, or 26%, increase in cost of SaaS and license revenue, and a $1.9 million, or 3%, increase in cost of hardware and other revenue. The cost of SaaS and license revenue for the Other segment increased $5.5 million primarily due to an increase in sales of our energy management and demand response solutions, including from our acquisition of RGS on November 21, 2025, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $0.8 million primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of hardware and other revenue for the Other segment increased $4.1 million primarily due to costs associated with sales of energy credits related to the acquisition of BTR on August 15, 2025, and an increase in the number of hardware units shipped related to our property management solution. The cost of hardware and other revenue for the Alarm.com segment decreased $2.2 million primarily due to recording a partial amount of the IEEPA tariff refunds we previously paid during the three months ended June 30, 2026, partially offset by a change in the mix of product sales to more hardware with higher costs related to tariffs and supplier price increases.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 74% and 76% for the three months ended June 30, 2026 and 2025, respectively. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 16% and 14% for the three months ended June 30, 2026 and 2025, respectively.

The $20.5 million increase in cost of revenue for the six months ended June 30, 2026 as compared to the same period in the prior year was the result of a $12.6 million, or 28%, increase in cost of SaaS and license revenue and a $7.9 million, or 7%, increase in cost of hardware and other revenue. The cost of SaaS and license revenue for the Other segment increased $10.4 million during the six months ended June 30, 2026 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, including from our acquisition of RGS on November 21, 2025, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $2.2 million during the six months ended June 30, 2026 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of hardware and other revenue for the Other segment increased $5.5 million primarily due to costs associated with sales of energy credits related to the acquisition of BTR on August 15, 2025, and an increase in the number of hardware units shipped related to our property management solution. The cost of hardware and other revenue for the Alarm.com segment increased $2.4 million during the six months ended June 30, 2026 as compared to the same period in the prior year primarily due to a change in the mix of product sales to more hardware with higher costs related to tariffs and supplier price increases, partially offset by recording a partial amount of the IEEPA tariff refunds we previously paid during the three months ended June 30, 2026.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 74% for the six months ended June 30, 2026 and 76% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 16% for the six months ended June 30, 2026 and 14% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Sales and marketing	$32,979	$31,136	6%	$67,413	$59,685	13%
% of total revenue	12%	12%		13%	12%

The $1.8 million increase in sales and marketing expense for the three months ended June 30, 2026, as compared to the same period in the prior year, was primarily due to a $1.7 million increase in personnel and related costs for our Other segment, attributable in part to increases in the headcount for our sales team. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. Sales and marketing expense for our Alarm.com segment decreased $0.1 million primarily due to a $1.4 million decrease in marketing conference costs, partially offset by a $1.1 million increase in personnel and related costs.

The $7.7 million increase in sales and marketing expense for the six months ended June 30, 2026, as compared to the same period in the prior year, was primarily due to a $3.2 million increase in personnel and related costs for our Other segment, attributable in part to increases in the headcount for our sales team. Sales and marketing expense from our Alarm.com segment increased primarily due to a $2.4 million increase in personnel and related costs and a $1.2 million increase in marketing conference costs. The number of employees in sales and marketing functions increased from 599 as of June 30, 2025 to 612 as of June 30, 2026.

General and Administrative Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
General and administrative	$36,646	$27,084	35%	$64,100	$54,085	19%
% of total revenue	13%	11%		12%	11%

The $9.6 million increase in general and administrative expense for the three months ended June 30, 2026, as compared to the same period in the prior year, was primarily due to a $9.2 million increase in legal costs related to intellectual property legal matters and a $1.5 million increase in personnel and related costs for our Alarm.com segment. These increases within our Alarm.com segment were partially offset by a $1.7 million decrease in the provision for credit losses and a $0.4 million decrease in rent expense. General and administrative expenses from our Other segment increased by $1.9 million primarily due to an increase in the provision for credit losses.

The $10.0 million increase in general and administrative expense for the six months ended June 30, 2026, as compared to the same period in the prior year, was primarily due to a $9.2 million increase in legal costs related to intellectual property legal matters and a $2.1 million increase in personnel and related costs for our Alarm.com segment. These increases within our Alarm.com segment were partially offset by a $1.6 million decrease in the provision for credit losses and a $0.4 million decrease in rent expense. General and administrative expenses from our Other segment increased by $1.6 million primarily due to an increase in the provision for credit losses. The number of employees in general and administrative functions decreased from 238 as of June 30, 2025 to 225 as of June 30, 2026.

Research and Development Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Research and development	$71,008	$69,070	3%	$143,067	$137,437	4%
% of total revenue	26%	27%		26%	28%

The $1.9 million increase in research and development expense for the three months ended June 30, 2026, as compared to the same period in the prior year, was primarily due to a $3.0 million increase in research and development expense for our Other segment, due to increases in personnel and related costs as well as expenses for external consultants, attributable in part to an increase in headcount of employees in research and development functions from the acquisitions of BTR on August 15, 2025 and RGS on November 21, 2025. Research and development expense from our Alarm.com segment decreased by $1.1 million primarily due to a decrease in personnel and related costs.

The $5.6 million increase in research and development expense for the six months ended June 30, 2026, as compared to the same period in the prior year, was primarily due to a $6.0 million increase in research and development expense for our Other segment, due to increases in personnel and related costs as well as expenses for external consultants, attributable in part to an increase in headcount of employees in research and development functions from the acquisitions of BTR on August 15, 2025 and RGS on November 21, 2025. Research and development expense from our Alarm.com segment decreased by $0.4 million primarily due to decreases in personnel and related costs and expenses for external consultants. The overall number of employees in research and development functions increased from 1,136 as of June 30, 2025 to 1,148 as of June 30, 2026.

Amortization and Depreciation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Amortization and depreciation	$8,964	$7,534	19%	$18,056	$14,558	24%
% of total revenue	3%	3%		3%	3%

Amortization and depreciation increased $1.4 million and $3.5 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to intangible assets that were acquired in connection with the acquisition of BTR on August 15, 2025, the acquisition of RGS on November 21, 2025, as well as changes in depreciation expense related to property and equipment.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Interest expense	$(3,543)	$(4,321)	(18)%	$(7,215)	$(8,635)	(16)%
% of total revenue	(1)%	(2)%		(1)%	(2)%

Interest expense decreased $0.8 million and $1.4 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to the maturity of the 2026 Notes on January 15, 2026.

Interest Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Interest income	$4,491	$11,808	(62)%	$9,422	$24,179	(61)%
% of total revenue	1%	4%		1%	5%

Interest income decreased $7.3 million and $14.8 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to a decrease in interest income earned on cash and cash equivalents from lower amounts of cash and cash equivalents due to the $500.0 million paid in aggregate principal amount to holders of the 2026 Notes on January 14, 2026, and lower average interest rates.

Other Expense, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Other expense, net	$(2,336)	$(175)	1,235%	$(6,245)	$(2,835)	120%
% of total revenue	(1)%	—%		(1)%	(1)%

Other expense, net increased $2.2 million and $3.4 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to an increase in loss on equity securities and fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Provision for income taxes	$7,737	$5,458	42%	$13,593	$12,765	6%
% of total revenue	2%	2%		2%	2%

The provision for income taxes increased by $2.3 million and $0.8 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year. Our effective tax rate was 24.9% and 22.6% for the three and six months ended June 30, 2026, respectively, as compared to 13.8% and 17.1% for the same periods in the prior year. The increase in the provision for income taxes was primarily due to a decrease in our research and development tax credits claimed during the three and six months ended June 30, 2026 as compared to the same periods in the prior year.

Income from Equity Method Investments, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Income from equity method investments, net	$(849)	$(341)	149%	$(1,094)	$(316)	246%
% of total revenue	—%	—%		—%	—%

Income from equity method investments, net increased $0.5 million and $0.8 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year. The increase in the income from equity method investments, net was due to the increase in our share of the net assets and net income of our investees accounted for under the equity method, partially offset by amortization expense related to basis differences in our equity method investments.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for intelligently connected properties and related solutions that contributed 87% and 88% of our revenue, net of intersegment eliminations, for the three and six months ended June 30, 2026, respectively, as compared to 92% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue. Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels.

Our Alarm.com segment decreased from 1,795 employees as of June 30, 2025 to 1,749 employees as of June 30, 2026 and decreased from 1,757 employees as of March 31, 2026. Our Other segment increased from 253 employees as of June 30, 2025 to 302 employees as of June 30, 2026 and increased from 294 employees as of March 31, 2026. Inter-segment revenue includes sales of hardware between our segments.

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

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$479,418	$960,584
Accounts receivable, net	161,709	141,852
Working capital	639,779	609,371

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of June 30, 2026 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of June 30, 2026, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of June 30, 2026, we had $479.4 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring both the risk profiles and investment strategies of money market funds. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. For further discussion on our debt arrangements, see Note 12 to our condensed consolidated financial statements.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. As of June 30, 2026, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. Our 2026 Notes were paid in full on January 14, 2026.

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

Capital Expenditures

Over the final six months of fiscal year 2026, we expect our capital expenditure requirements to be between $5.0 million and $8.0 million, primarily related to purchases of computer software and equipment as well as the continued build out of our leased and owned office space, excluding any leasehold improvements related to tenant improvement allowances.

Dividends

We did not declare or pay dividends during the three and six months ended June 30, 2026 or 2025. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Stock Repurchase Programs

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we were authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ended May 31, 2026.

On May 4, 2026, our board of directors authorized the cancellation of the balance under the stock repurchase program ended May 31, 2026 and adopted a new stock repurchase program, under which we are authorized to purchase up to an aggregate of $150.0 million of our outstanding common stock during the two-year period ending May 4, 2028.

During the three and six months ended June 30, 2026, we repurchased 570,000 and 998,065 shares of our common stock under these programs for $25.0 million and $45.0 million, respectively, which includes applicable commissions and fees. During the three and six months ended June 30, 2025, we repurchased 88,000 and 174,400 shares of our common stock under these programs for $5.1 million and $10.2 million, respectively, which includes applicable commissions and fees.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities	$92,522	$46,773
Cash flows used in investing activities	(20,712)	(232,988)
Cash flows used in financing activities	(555,007)	(9,594)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable, accounts payable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the six months ended June 30, 2026, cash flows from operating activities were $92.5 million, compared to $46.8 million for the same period in the prior year. This $45.7 million increase in cash flows from operating activities was due to a $30.1 million increase in cash from operating assets and liabilities and a $29.9 million increase in non-cash and other reconciling items, partially offset by a $14.3 million decrease in net income.

The $30.1 million increase in cash from operating assets and liabilities was primarily due to a $19.1 million change in accounts receivable, accounts payable and other current liabilities primarily due to the timing of disbursements and the collection of receipts, a $6.6 million reduction to an income tax receivable, a $2.0 million change in prepaid expenses and a $1.5 million change in inventory during the six months ended June 30, 2026 as compared to the same period in the prior year. The $29.9 million increase in non-cash and other reconciling items was primarily due to a $21.9 million change in deferred income taxes, which was primarily driven by the enactment of the One Big Beautiful Bill Act, or OBBBA, which allows for the immediate deduction of post-2024 domestic research and development expenditures, resulting in a reduction to the associated deferred tax asset, as well as the current year amortization of the capitalized pre-2025 domestic research and development expenditures. The increase in non-cash and other reconciling items was also due to $6.4 million in distributions received from our equity method investees.

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

For the six months ended June 30, 2026, cash flows used in investing activities were $20.7 million, compared to $233.0 million for the same period in the prior year. The $212.3 million decrease in cash flows used in investing activities was primarily due to the $158.5 million decrease in purchases of investments in unconsolidated entities during the six months ended June 30, 2026 as compared to the same period in the prior year. Additionally, the decrease in cash flows used in investing activities was due to $23.6 million paid to purchase 81% of the issued and outstanding shares of capital stock of CHeKT on February 10, 2025 as well as a decrease of $19.2 million in notes receivable issued during the six months ended June 30, 2026 as compared to the same period in the prior year.

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

For the six months ended June 30, 2026, cash flows used in financing activities were $555.0 million, compared to $9.6 million for the same period in the prior year. The $545.4 million increase in cash flows used in financing activities was primarily due to the $500.0 million payment of the 2026 Notes during the six months ended June 30, 2026 that did not occur during the same period in the prior year as well as a $34.9 million increase in purchases of shares of our common stock during the six months ended June 30, 2026 as compared to the same period in the prior year.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-GAAP adjusted EBITDA:
Net income	$24,208	$34,217	$47,590	$61,929
Adjustments:
Interest expense, interest income and certain activity within other expense, net[1]	704	(6,005)	3,310	(11,774)
Provision for income taxes	7,737	5,458	13,593	12,765
Income from equity method investments, net	(849)	(341)	(1,094)	(316)
Amortization and depreciation expense	8,964	7,534	18,056	14,558
Stock-based compensation expense	7,576	8,934	15,625	18,392
Acquisition-related expense	33	10	92	60
Litigation expense	9,331	87	10,105	108
Total adjustments	33,496	15,677	59,687	33,793
Non-GAAP adjusted EBITDA	$57,704	$49,894	$107,277	$95,722
_____________
(1)During the three months ended March 31, 2026, we revised the definition of non-GAAP adjusted EBITDA to exclude gains and losses on investments with readily determinable fair value, in addition to gains and losses on investments without readily determinable fair value, which we have historically excluded. We believe this change provides a consistent and useful view of our core operating performance, as such gains and losses are not reflective of our underlying business operations, are driven by market price fluctuations that are outside of our control and can vary significantly from period to period in ways that may obscure trends in operating results. For comparability and to conform the prior period to the current presentation, we have revised non-GAAP adjusted EBITDA for the three and six months ended June 30, 2025. As a result, we adjusted for losses on investments with readily determinable fair value of $1.5 million and $3.8 million during the three and six months ended June 30, 2025, respectively, within “Interest expense, interest income and certain activity within other expense, net.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended June 30, 2026.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and six months ended June 30, 2026 and 2025.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $842.6 million in 2022 to $1.0112 billion in 2025 and increased from $493.1 million for the six months ended June 30, 2025 to $542.9 million for the six months ended June 30, 2026. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

We are involved and have been involved in the past in legal proceedings from time to time, including claims directly against us or claims against certain of our service provider partners that we have agreed to indemnify. For example, on January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. On July 3, 2025, SkyBell Technologies, Inc., or SkyBell, filed a lawsuit against us alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. On May 26, 2026, SkyBell filed an amended complaint adding allegations that Alarm.com infringed copyrights in its computer source code. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding each of these matters and the other legal proceedings we are involved in. We may not be able to accurately assess the risks related to any of these suits, and we may be unable to accurately assess our level of exposure as the results of any litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resource. Companies in our industry have been subject to claims related to patent infringement, regulatory matters, and product liability, as well as contract and employment-related claims. As a result of patent infringement and other intellectual property proceedings, we have, and may be required to seek in the future, licenses under patents or intellectual property rights owned by third parties, including open-source software and other commercially available software, which can be costly, or cross-license agreements relating to our and third-party intellectual property. The outcome of legal claims and proceedings against us cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including volatile pricing, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including unpredictable availability of components and reduced control over delivery schedules and significant increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the general global shortage of semiconductors used in our video, cellular communicator, and other products has eased, manufacturers are increasingly shifting production capacity toward high-performance semiconductors required for AI applications. This shift limits the manufacturing capacity available for the components we utilize, creating significant risks regarding the availability and pricing of components essential to our products, including, for example, semiconductor memory such as DRAM and NAND. These supply constraints significantly increased lead times for obtaining such components and have resulted, and may continue to result, in increased component costs. Such constraints may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we have experienced, and expect to continue to experience, higher costs for certain components procured from alternative sources. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 42% of our hardware revenue for the six months ended June 30, 2026 (25%, 11% and 6% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

As of June 30, 2026, we had $312.4 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 5% and 6% of our total revenue for the six months ended June 30, 2026 and 2025, respectively. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

On July 3, 2025, SkyBell filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. On May 26, 2026, SkyBell filed an amended complaint adding allegations that Alarm.com infringed copyrights in its computer source code. SkyBell is seeking injunctive relief, enhanced damages, attorneys’ fees, a constructive trust, and an order that Alarm.com assign to SkyBell the alleged trade secrets. Should SkyBell prevail in its lawsuit, we could be required to pay damages and/or a reasonable royalty for sales of our solution, we could be enjoined from making, using and selling our solution if a license or other right to continue selling such elements is not made available to us, we could be required to pay ongoing royalties and comply with unfavorable terms if such a license is made available to us, and we could be required to assign, transfer, and return any SkyBell trade secret that we are found to improperly possess. While we believe we have valid defenses to SkyBell’s claims, the outcome of these legal claims cannot be predicted with certainty, and any of these outcomes could result in an adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

On May 24, 2024, our board of directors authorized the repurchase of our common stock in connection with the issuance of the 2029 Notes and also authorized a stock repurchase program, effective May 31, 2024, under which we are authorized to purchase up to an aggregate of $100.0 million of our outstanding common stock during the two-year period ended May 31, 2026.

On May 4, 2026, our board of directors authorized the cancellation of the balance under the stock repurchase program ended May 31, 2026 and adopted a new stock repurchase program, under which we are authorized to purchase up to an aggregate of $150.0 million of our outstanding common stock during the two-year period ending May 4, 2028.

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

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to April 30, 2026	—	$—	—	38,443,913
May 1 to May 31, 2026	288,828	42.49	288,828	137,727,825
June 1 to June 30, 2026	281,172	45.36	281,172	124,974,980
Total	570,000	$43.90	570,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2026, the following directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

Name and Title	Action	Total Number of Shares to be Purchased or Sold Pursuant to the Trading Arrangement	Adoption Date	Expiration Date
Stephen Trundle, Chief Executive Officer	Adoption	Sale of up to 50,000 shares of common stock	May 22, 2026	May 13, 2027

During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Alarm.com Holdings, Inc.

Date:	August 6, 2026	By:	/s/ Kevin Bradley
Kevin Bradley
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)