Form 10-Q
period 2026-09-30
Alarm.com Holdings, Inc.
filed 2026-11-05
CIK 1459200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 29, 2026, there were 49,049,132 outstanding shares of the registrant's common stock, par value $0.01 per share.

ALARM.COM HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
SaaS and license revenue	$191,163	$175,372	$561,465	$509,165
Hardware and other revenue	88,275	81,028	260,900	240,365
Total revenue	279,438	256,400	822,365	749,530
Cost of revenue(1):
Cost of SaaS and license revenue	29,438	24,233	87,250	69,454
Cost of hardware and other revenue	63,224	63,329	191,576	183,804
Total cost of revenue	92,662	87,562	278,826	253,258
Operating expenses:
Sales and marketing	33,386	29,498	100,799	89,183
General and administrative	31,396	27,889	95,496	81,974
Research and development	69,726	66,637	212,793	204,074
Amortization and depreciation	8,415	7,793	26,471	22,351
Total operating expenses	142,923	131,817	435,559	397,582
Operating income	43,853	37,021	107,980	98,690
Interest expense	(3,548)	(4,326)	(10,763)	(12,961)
Interest income	4,878	11,274	14,300	35,453
Other income / (expense), net	1,521	3,538	(4,724)	703
Income before income taxes	46,704	47,507	106,793	121,885
Provision for income taxes	11,912	15,200	25,505	27,965
Loss / (income) from equity method investments, net	496	(2,793)	(598)	(3,109)
Net income	34,296	35,100	81,886	97,029
Net loss attributable to redeemable noncontrolling interests	140	238	379	811
Net income attributable to common stockholders	$34,436	$35,338	$82,265	$97,840

Per share information attributable to common stockholders:
Net income attributable to common stockholders per share:
Basic	$0.70	$0.71	$1.67	$1.97
Diluted	$0.66	$0.65	$1.61	$1.80
Weighted average common shares outstanding:
Basic	49,213,438	49,896,117	49,379,098	49,788,187
Diluted	55,982,554	58,461,103	56,162,705	59,630,170
_______________
(1)Exclusive of amortization and depreciation shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$34,296	$35,100	$81,886	$97,029
Other comprehensive (loss) / income
Foreign currency translation adjustment	(287)	(77)	(948)	1,711
Total other comprehensive (loss) / income	(287)	(77)	(948)	1,711
Comprehensive income	34,009	35,023	80,938	98,740
Comprehensive loss attributable to redeemable noncontrolling interests	140	238	379	811
Comprehensive income attributable to common stockholders	$34,149	$35,261	$81,317	$99,551

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$534,743	$960,584
Accounts receivable, net	151,322	141,852
Inventory	100,791	94,429
Other current assets, net	79,926	75,646
Total current assets	866,782	1,272,511
Property and equipment, net	66,216	64,799
Intangible assets, net	81,997	99,352
Goodwill	224,494	224,987
Deferred tax assets	141,246	152,255
Operating lease right-of-use assets	50,933	52,636
Investments in unconsolidated entities	229,169	226,931
Other assets, net	44,306	43,120
Total assets	$1,705,143	$2,136,591
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$120,119	$107,195
Accrued compensation	30,304	31,126
Deferred revenue	20,093	16,428
Convertible senior notes, net	—	499,867
Operating lease liabilities	8,942	8,524
Total current liabilities	179,458	663,140
Deferred revenue	13,920	13,456
Convertible senior notes, net, noncurrent	491,829	489,641
Operating lease liabilities	66,186	67,609
Other liabilities	11,976	11,735
Total liabilities	763,369	1,245,581
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	48,256	42,847
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 54,129,457 and 53,540,939 shares issued; and 48,980,592 and 49,630,714 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	542	536
Additional paid-in capital	572,404	549,913
Treasury stock, at cost; 5,148,865 and 3,910,225 shares as of September 30, 2026 and December 31, 2025, respectively	(286,311)	(227,852)
Accumulated other comprehensive income	1,742	2,690
Retained earnings	605,141	522,876
Total stockholders’ equity	893,518	848,163
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,705,143	$2,136,591

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2026	2025
Net income	$81,886	$97,029
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses on accounts receivable	1,635	1,399
Reserve for product returns	1,477	2,444
Provision for credit losses on notes receivable	2	748
Amortization and depreciation	26,471	22,351
Amortization of debt issuance costs	2,321	4,513
Amortization of operating leases	11,268	11,657
Deferred income taxes	12,758	18,713
Stock-based compensation	23,646	26,613
Distributions on investments in unconsolidated entities	11,281	4,014
Loss / (gain) on investments in unconsolidated entities	3,080	(3,077)
Other adjustments	1,074	794
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(12,590)	11,645
Inventory	(6,503)	(3,485)
Other current and non-current assets	(8,204)	(19,858)
Accounts payable and other current liabilities	25,493	(48,290)
Deferred revenue	4,129	1,404
Operating lease liabilities	(11,894)	(9,884)
Other liabilities	255	(1,329)
Cash flows from operating activities	167,585	117,401
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(35,733)
Additions to property and equipment	(11,322)	(15,421)
Issuances of notes receivable and revolving loan	(6,142)	(24,305)
Receipt of payments on notes receivable	90	86
Capitalized software development costs	(825)	(1,032)
Proceeds from sale of investments in unconsolidated entities	6,039	1,459
Purchase of investments in unconsolidated entities	(16,424)	(175,057)
Purchases of other intangible assets	(90)	—
Cash flows used in investing activities	(28,674)	(250,003)
Cash flows used in financing activities:
Repayments of convertible senior notes	(500,000)	—
Payments of deferred consideration for acquisitions and investments in unconsolidated entities	(13,354)	(1,741)
Purchases of treasury stock, including transaction costs	(58,459)	(22,419)
Purchases of redeemable noncontrolling interest	—	(750)
Issuances of common stock from equity-based plans	5,031	3,440
Cash flows used in financing activities	(566,782)	(21,470)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(61)	(161)
Net decrease in cash, cash equivalents and restricted cash	(427,932)	(154,233)
Cash, cash equivalents and restricted cash at beginning of the period	968,807	1,229,132
Cash, cash equivalents and restricted cash at end of the period	$540,875	$1,074,899

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$534,743	$1,066,583
Restricted cash included in other current assets, net, and other assets, net	6,132	8,316
Total cash, cash equivalents and restricted cash	$540,875	$1,074,899

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests			Additional Paid-In Capital			Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Common Stock			Treasury Stock
		Shares	Amount		Shares	Amount
Balance as of December 31, 2025	$42,847	53,541	$536	$549,913	3,910	$(227,852)	$2,690	$522,876	$848,163
Common stock issued in connection with equity-based plans	—	182	2	2,057	—	—	—	—	2,059
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(155)	428	(19,995)	—	—	(20,150)
Stock-based compensation expense	—	—	—	8,049	—	—	—	—	8,049
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,332	—	—	(1,332)	—	—	—	—	(1,332)
Net income / (loss) attributable to common stockholders	(201)	—	—	—	—	—	—	23,583	23,583
Other comprehensive loss	—	—	—	—	—	—	(560)	—	(560)
Balance as of March 31, 2026	$43,978	53,723	$538	$558,532	4,338	$(247,847)	$2,130	$546,459	$859,812
Common stock issued in connection with equity-based plans	—	219	2	41	—	—	—	—	43
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(186)	570	(25,025)	—	—	(25,211)
Stock-based compensation expense	—	—	—	7,591	—	—	—	—	7,591
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,925	—	—	(1,925)	—	—	—	—	(1,925)
Net income / (loss) attributable to common stockholders	(38)	—	—	—	—	—	—	24,246	24,246
Other comprehensive loss	—	—	—	—	—	—	(101)	—	(101)
Balance as of June 30, 2026	$45,865	53,942	$540	$564,053	4,908	$(272,872)	$2,029	$570,705	$864,455
Common stock issued in connection with equity-based plans	—	187	2	2,927	—	—	—	—	2,929
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(81)	241	(13,439)	—	—	(13,520)
Stock-based compensation expense	—	—	—	8,036	—	—	—	—	8,036
Accretion adjustments of redeemable noncontrolling interests to redemption values	2,531	—	—	(2,531)	—	—	—	—	(2,531)
Net income / (loss) attributable to common stockholders	(140)	—	—	—	—	—	—	34,436	34,436
Other comprehensive loss	—	—	—	—	—	—	(287)	—	(287)
Balance as of September 30, 2026	$48,256	54,129	$542	$572,404	5,149	$(286,311)	$1,742	$605,141	$893,518

ALARM.COM HOLDINGS, INC.
Condensed Consolidated Statements of Equity — (Continued)
(in thousands)
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
Balance as of December 31, 2024	$44,747	52,756	$528	$521,192	3,138	$(186,291)	$815	$390,302	$726,546
Common stock issued in connection with equity-based plans	—	148	1	1,582	—	—	—	—	1,583
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(3)	86	(5,059)	—	—	(5,062)
Stock-based compensation expense	—	—	—	9,481	—	—	—	—	9,481
Noncontrolling interest assumed through acquisition	6,352	—	—	—	—	—	—	—	—
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,724	—	—	(1,724)	—	—	—	—	(1,724)
Net income / (loss) attributable to common stockholders	(238)	—	—	—	—	—	—	27,950	27,950
Other comprehensive income	—	—	—	—	—	—	829	—	829
Balance as of March 31, 2025	$52,585	52,904	$529	$530,528	3,224	$(191,350)	$1,644	$418,252	$759,603
Common stock issued in connection with equity-based plans	—	243	2	729	—	—	—	—	731
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	3	88	(5,108)	—	—	(5,105)
Stock-based compensation expense	—	—	—	8,943	—	—	—	—	8,943
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,338	—	—	(2,338)	—	—	—	—	(2,338)
Net income / (loss) attributable to common stockholders	(335)	—	—	—	—	—	—	34,552	34,552
Other comprehensive income	—	—	—	—	—	—	959	—	959
Balance as of June 30, 2025	$54,588	53,147	$531	$537,865	3,312	$(196,458)	$2,603	$452,804	$797,345
Common stock issued in connection with equity-based plans	—	151	2	1,124	—	—	—	—	1,126
Purchase of treasury stock, including transaction costs and excise tax	—	—	—	(37)	225	(12,252)	—	—	(12,289)
Purchases of redeemable noncontrolling interest	(612)	—	—	(138)	—	—		—	(138)
Stock-based compensation expense	—	—	—	8,231	—	—	—	—	8,231
Accretion adjustments of redeemable noncontrolling interest to redemption value	2,346	—	—	(2,346)	—	—	—	—	(2,346)
Net income / (loss) attributable to common stockholders	(238)	—	—	—	—	—	—	35,338	35,338
Other comprehensive loss	—	—	—	—	—	—	(77)	—	(77)
Balance as of September 30, 2025	$56,084	53,298	$533	$544,699	3,537	$(208,710)	$2,526	$488,142	$827,190

See accompanying notes to the condensed consolidated financial statements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026 and 2025

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

In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. However, the global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of significant worldwide events, including public health crises, and geopolitical upheaval (including the ongoing conflicts in Ukraine, and in the Middle East and surrounding areas), disruptions to global supply chains, fluctuations in interest rates, tariffs, risk of recession and inflation (collectively, the Macroeconomic Conditions). These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2026, which is increasingly true in periods of uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainties could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Reclassifications

Certain previously reported amounts in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 have been reclassified to conform to our current presentation, including the addition of other adjustments as a separate line item within the adjustments to reconcile net income to net cash flows from the operating activities section.

Significant Accounting Policies and Use of Estimates

There have been no material changes to our significant accounting policies or our use of estimates during the three and nine months ended September 30, 2026 from those disclosed in our Annual Report.

Recent Accounting Pronouncements

Adopted

During the three and nine months ended September 30, 2026, we did not adopt any new accounting pronouncements.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025
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

On September 18, 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)," to align the accounting for software costs with the evolution of software development, including the shift from using a prescriptive and sequential development method to using an incremental and iterative development method. This amendment clarifies that capitalization of internal-use software costs begins when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Additionally, this amendment supersedes the website development costs guidance and it clarifies certain disclosure requirements for internal-use software costs. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This amendment should be applied either on a (i) prospective basis, (ii) retrospective basis to any or all prior periods presented, or (iii) modified transition basis that is based on the status of the project and whether software costs were capitalized before the date of adoption. We do not expect the adoption of this ASU will have a material impact on our consolidated financial statements or related disclosures.

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

Note 3. Revenue from Contracts with Customers

Contract Assets

Our assets related to costs incurred to obtain or fulfill a contract primarily consist of capitalized commission costs, upfront payments made to customers and costs incurred on contracts with an outstanding performance obligation. The changes in our contract assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning of period balance	$17,785	$13,474	$17,947	$12,088
Additions to contract assets	2,901	6,189	9,652	11,961
Amortization or satisfaction of outstanding performance obligation of capitalized contract assets	(3,411)	(2,326)	(10,324)	(6,712)
End of period balance	$17,275	$17,337	$17,275	$17,337

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025
Contract Liabilities

Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The changes in our contract liabilities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning of period balance	$31,814	$27,241	$29,884	$26,559
Revenue deferred in period	12,346	7,538	33,638	23,249
Revenue recognized from amounts included in contract liabilities	(10,147)	(6,816)	(29,509)	(21,845)
End of period balance	$34,013	$27,963	$34,013	$27,963

Note 4. Accounts Receivable, Net

The components of accounts receivable, net are as follows (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable	$159,063	$149,163
Allowance for credit losses	(5,962)	(5,171)
Allowance for product returns	(1,779)	(2,140)
Accounts receivable, net	$151,322	$141,852

For the three and nine months ended September 30, 2026, we recorded a reserve for product returns of $0.5 million and $1.5 million in our hardware and other revenue, respectively, as compared to $1.3 million and $2.4 million for the same periods in the prior year. Historically, we have not experienced write-offs for uncollectible accounts or sales returns that have differed significantly from our estimates.

Allowance for Credit Losses - Accounts Receivable

We identified the following two portfolio segments for our accounts receivable: (i) outstanding accounts receivable balances within Alarm.com and certain subsidiaries and (ii) outstanding accounts receivable balances within all other subsidiaries. There were no changes to our portfolio segments for our accounts receivable during the three and nine months ended September 30, 2026, and no changes to our policies or practices that influenced our estimate of expected credit losses for accounts receivable.

The changes in our allowance for credit losses for accounts receivable are as follows (in thousands):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries	Alarm.com and Certain Subsidiaries	All Other Subsidiaries
Beginning of period balance	$(7,798)	$(218)	$(4,918)	$(224)	$(4,931)	$(240)	$(3,777)	$(93)
Recovery of / (provision for) expected credit losses	1,724	(13)	139	14	(1,623)	(12)	(1,263)	(136)
Write-offs	312	31	381	32	792	52	642	51
End of period balance	$(5,762)	$(200)	$(4,398)	$(178)	$(5,762)	$(200)	$(4,398)	$(178)

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025
Note 5. Inventory

The components of inventory are as follows (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$24,668	$18,238
Work-in-process	270	372
Finished goods	75,853	75,819
Total inventory	$100,791	$94,429

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

Note 7. Goodwill and Intangible Assets, Net

The changes in goodwill by reportable segment are outlined below (in thousands):

	Alarm.com	Other	Total
Balance as of January 1, 2026	$178,598	$46,389	$224,987
Measurement period adjustments	—	(26)	(26)
Foreign currency translation adjustment	(467)	—	(467)
Balance as of September 30, 2026	$178,131	$46,363	$224,494

The following table reflects changes in the net carrying amount of the components of intangible assets (in thousands):

	Customer Relationships	Developed Technology	Trade Name	Capitalized Software Development Costs	Other	Total
Balance as of January 1, 2026	$55,024	$39,621	$1,302	$3,359	$46	$99,352
Intangible assets acquired	—	—	—	—	90	90
Capitalized software development costs	—	—	—	855	—	855
Amortization	(7,900)	(9,481)	(226)	(689)	(4)	(18,300)
Balance as of September 30, 2026	$47,124	$30,140	$1,076	$3,525	$132	$81,997

We recorded $6.1 million and $18.1 million of amortization related to our intangible assets for the three and nine months ended September 30, 2026, respectively, as compared to $4.8 million and $14.0 million for the same periods in the prior year. There were no impairments of long-lived intangible assets during the three and nine months ended September 30, 2026 and 2025.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025
The following tables reflect the weighted average remaining life and carrying value of finite-lived intangible assets (in thousands, except weighted-average remaining life):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$162,400	$(115,276)	$47,124	10.7
Developed technology	89,714	(59,574)	30,140	4.8
Trade name	5,532	(4,456)	1,076	4.5
Capitalized software development costs	4,889	(1,364)	3,525	3.6
Other	136	(4)	132	5.5
Total intangible assets	$262,671	$(180,674)	$81,997	8.2

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life (in years)
Customer relationships	$162,400	$(107,376)	$55,024	10.8
Developed technology	89,714	(50,093)	39,621	5.2
Trade name	5,532	(4,230)	1,302	5.0
Capitalized software development costs	4,034	(675)	3,359	3.8
Other	46	—	46	5.0
Total intangible assets	$261,726	$(162,374)	$99,352	8.3

Note 8. Investments in Unconsolidated Entities

On February 24, 2026, a technology partner in which we previously invested was acquired by an unrelated third party. As a result of the sale, we received proceeds of $5.4 million in exchange for all of our shares of the technology partner stock after deducting $0.1 million related to an agreed holdback. As a result of the sale, we recorded a loss of $0.2 million within other income / (expense), net, in our condensed consolidated statements of operations during the nine months ended September 30, 2026.

On May 29, 2026, we paid $14.1 million in cash to purchase an additional investment in SafeStreets USA, LLC, to maintain our 24.7% ownership percentage. This investment is included in the Alarm.com segment and is accounted for under the equity method of accounting.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025

Summary of Investments in Unconsolidated Entities

Our investments in unconsolidated entities are as follows (in thousands):

		September 30, 2026		December 31, 2025
	Ownership Percentage	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets	Carrying Value	Excess Carrying Value of Investment Over Proportionate Share of Net Assets
Safe Haven(1) and All Access(2)	32.5%	$134,419	$136,054	$141,205	$143,134
SafeStreets(3)	24.7	38,652	45,601	29,436	31,144
Pronet(4)	20.3	31,132	8,679	30,142	—
Other unconsolidated entities		24,966	827	26,148	707
Total		$229,169	$191,161	$226,931	$174,985
_______________________
(1) Safe Haven Security Services, LLC, or Safe Haven
(2) All Access Holdings, LLC, or All Access
(3) SafeStreets USA, LLC, or SafeStreets
(4) Protegger Luxembourg S.à r.l, or Pronet

Equity method loss / (income) from our investments in unconsolidated entities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss / (income) from equity method investments, net	$496	$(2,793)	$(598)	$(3,109)

Other related party transactions and balances outstanding with our equity method investees for activity subsequent to our investments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from equity method investees	$5,952	$7,230	$19,590	$9,928
Interest income from equity method investees	381	405	1,130	693
Distributions received from equity method investees	4,851	4,014	11,281	4,014

	September 30, 2026	December 31, 2025
Outstanding principal from loans to equity method investees	$21,857	$21,947
Interest receivable from equity method investees	3	381
Accounts receivable from equity method investees	2,628	1,774
Total amounts receivable from equity method investees	$24,488	$24,102

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025
Note 9. Other Assets

Loan to SafeStreets

On January 30, 2025, we entered into a senior secured loan agreement with SafeStreets, under which a term loan was provided to them in the original principal amount of $21.5 million, which loan is collateralized by the assets of SafeStreets. Quarterly principal payments begin in the second quarter of 2027. Interest on the outstanding principal accrues at a rate per annum equal to the overnight financing rate published by the Federal Reserve Bank of New York for a period of three months, plus 3.0%. For the first two years of the loan, monthly interest payments can be payable in kind at the election of the borrower. The maturity date of the loan is January 30, 2030. As of September 30, 2026 and December 31, 2025, $21.5 million of principal was outstanding from SafeStreets under the loan agreement.

Loan to a Service Provider Partner

In July 2020, we entered into a loan agreement with a service provider partner, under which we agreed to loan the service provider partner up to $2.5 million, collateralized by the assets of the service provider partner. Interest on the outstanding principal accrues at a rate per annum equal to 9.0% and monthly interest and principal payments began in April 2021. The maturity date of the loan was July 24, 2025. In July 2025, we learned that this service provider partner may have a lien placed on its property that may have a priority over our security interest. Based on the information provided by the service provider partner, during the three months ended June 30, 2025, we recorded a credit loss expense of $0.7 million in general and administrative expense and we placed this loan in nonaccrual status as of June 30, 2025. As of September 30, 2026 and December 31, 2025, $0.9 million of principal was outstanding from the service provider partner under the loan agreement.

For the three and nine months ended September 30, 2026 and 2025, we recognized less than $0.1 million and $0.1 million of revenue from the service provider partner associated with this loan, respectively.

Allowance for Credit Losses - Notes Receivable

We identified one portfolio segment, loan receivables, for our notes receivable. There were no changes to our policies or practices involving the issuance of notes receivable, customer acquisitions or any other factors that influenced our estimate of expected credit losses for notes receivable during the three and nine months ended September 30, 2026.

The changes in our allowance for credit losses for notes receivable are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning of period balance	$(752)	$(750)	$(749)	$(1)
Recovery of / (provision for) expected credit losses	1	1	(2)	(748)
Write-offs	—	—	—	—
End of period balance	$(751)	$(749)	$(751)	$(749)

We manage our notes receivables using delinquency as a key credit quality indicator. The following tables reflect the current and delinquent notes receivable by class of financing receivables and by year of origination (in thousands):

	September 30, 2026
Loan Receivables:	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Current	$4,750	$22,400	$500	$357	$1,500	$—	$1,600	$31,107
30-59 days past due	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	943	—	943
Total	$4,750	$22,400	$500	$357	$1,500	$943	$1,600	$32,050

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025

	December 31, 2025
Loan Receivables:	2025	2024	2023	2022	2021	Prior	Total
Current	$22,600	$500	$447	$1,500	$—	$—	$25,047
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—
120+ days past due	—	—	—	—	—	943	943
Total	$22,600	$500	$447	$1,500	$—	$943	$25,990

There was one note receivable placed on nonaccrual status as of September 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2026 and 2025, there was no interest income recognized related to notes receivable that were in nonaccrual status.

As of September 30, 2026 and December 31, 2025, there were $0.2 million of notes receivable placed in nonaccrual status for which there was not a related allowance for credit losses. As of September 30, 2026 and December 31, 2025, there were no notes receivable that were 90 days or greater past due for which we continued to accrue interest income.

Prepaid Expenses

As of September 30, 2026 and December 31, 2025, $26.9 million and $19.4 million of prepaid expenses were included in other current assets, net, respectively, primarily related to software licenses, long lead-time parts related to our inventory and insurance.

Note 10. Fair Value Measurements

The following tables present our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements on a Recurring Basis
Assets:	Level 1	Level 2	Level 3	Total
Money market accounts as of September 30, 2026	$478,730	$—	$—	$478,730
Money market accounts as of December 31, 2025	941,134	—	—	941,134
Equity securities with readily determinable fair value as of September 30, 2026	8,540	—	—	8,540
Equity securities with readily determinable fair value as of December 31, 2025	14,858	—	—	14,858

As of September 30, 2026, $472.7 million of our money market accounts was included in cash and cash equivalents, $4.1 million was included in other assets, net, and $1.9 million was included in other current assets, net, in our condensed consolidated balance sheets. As of December 31, 2025, $933.0 million of our money market accounts was included in cash and cash equivalents, $6.1 million was included in other assets, net, and $2.0 million was included in other current assets, net, in our condensed consolidated balance sheets. Our assets from money market accounts are valued using quoted prices in active markets. Our equity securities with readily determinable fair value represent our investments in publicly traded companies, which are valued using quoted prices in active markets. During the three and nine months ended September 30, 2026, we recorded a loss on equity securities of $0.1 million and $5.9 million, respectively, as compared to a gain of $3.6 million and a loss of $0.1 million for the same periods in the prior year. Our investments in public entities are recorded at fair value within other current assets, net, in our condensed consolidated balance sheets and changes in fair value of the investments are recorded within other income / (expense), net within our condensed consolidated statements of operations. See Note 12 for the carrying amount and estimated fair value of our existing convertible senior notes as of September 30, 2026 and December 31, 2025.

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers into or out of Level 3 or reclassifications between levels of the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025
Note 11. Liabilities

The components of accounts payable, accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$43,642	$22,200
Accrued expenses	51,764	51,360
Income taxes payable	1,831	1,785
Holdback and working capital liabilities from business combinations, asset acquisitions and investments in unconsolidated entities	1,500	13,713
Contingent consideration liability from acquisition	—	1,223
Other current liabilities	21,382	16,914
Accounts payable, accrued expenses and other current liabilities	$120,119	$107,195

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

As of September 30, 2026 and December 31, 2025, the fair value of our 2029 Notes was $481.3 million and $477.3 million, respectively. The fair value was determined based on the quoted price of the 2029 Notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $54.47 on the last trading day of the quarter, the if-converted value of the 2029 Notes did not exceed the principal amount of $500.0 million as of September 30, 2026.

The net carrying amount of the liability component of the 2029 Notes is as follows (in thousands):

	September 30, 2026	December 31, 2025
Principal	$500,000	$500,000
Unamortized debt issuance costs	(8,171)	(10,359)
Net carrying amount	$491,829	$489,641

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025
Interest expense related to the 2029 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$2,813	$2,813	$8,438	$8,438
Amortization of debt issuance costs	735	714	2,188	2,126
Total interest expense	$3,548	$3,527	$10,626	$10,564

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

Legal Proceedings

On January 10, 2022, EcoFactor, Inc., or EcoFactor, filed a lawsuit against us in U.S. District Court, District of Oregon, alleging Alarm.com’s products and services directly and indirectly infringe five U.S. patents owned by EcoFactor. EcoFactor is seeking a permanent injunction, enhanced damages and attorneys' fees. EcoFactor had previously asserted two of the same patents against us in an October 2019 complaint with the U.S. International Trade Commission, or ITC. In July 2021, the ITC found in favor of Alarm.com. EcoFactor appealed the decision but withdrew its appeal in December 2021. We moved to dismiss the Oregon case for failure to state a claim on March 28, 2022. On April 18, 2022, the district court stayed the case at the request of the parties pending the disposition of other proceedings involving the asserted patents. These proceedings include four ex parte reexamination proceedings at the U.S. Patent and Trademark Office and one inter partes review. Three of the patents were found unpatentable in reexamination. The decision with respect to one of the patents was affirmed by the United States Court of Appeals for the Federal Circuit, or Federal Circuit, on January 21, 2026, EcoFactor filed an appeal of the decision with respect to the second patent with the Federal Circuit on November 20, 2025, and EcoFactor appealed the rejection of the third patent to the Patent Trial and Appeal Board, or PTAB, which is scheduled to hear the appeal on November 9, 2026. Ex parte reexamination of a fourth patent concluded on August 23, 2023 after the claims were amended. On April 18, 2022, all claims of a fifth patent were found unpatentable by the PTAB in inter partes review, and all claims were canceled on February 1, 2024.

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

On July 3, 2025, SkyBell Technologies, Inc., or SkyBell, filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that Alarm.com misappropriated SkyBell’s trade secrets relating to video doorbells. On May 26, 2026, SkyBell filed an amended complaint adding allegations that Alarm.com infringed copyrights in its computer source code. SkyBell is seeking injunctive relief, enhanced damages, attorneys’ fees, a constructive trust, and an order that Alarm.com assign to SkyBell the alleged trade secrets. On June 5, 2026, we filed an answer to the amended complaint denying any misappropriation of trade secrets or infringement of copyrights. Discovery closed in September 2026. On September 14, 2026, we filed a motion for summary judgment on all claims. On October 21, 2026, the district court ordered the parties to conduct a settlement conference before a U.S. Magistrate Judge. The settlement conference has been scheduled for January 19, 2027.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025

For example, we are incurring costs associated with the indemnification of Southern Maryland Electric Cooperative, Inc., or SMECO, and Baltimore Gas and Electric Company, or BGE, in an ongoing patent infringement suit. On May 26, 2026, Causam Enterprises, Inc. filed lawsuits against SMECO and BGE in U.S. District Court, District of Maryland, alleging that each company infringes six patents owned by Causam through their respective demand response programs which include, among other systems, the EnergyHub platform. Causam is seeking damages and attorneys’ fees. The lawsuits against SMECO and BGE have been consolidated for pre-trial purposes. On August 13, 2026, SMECO and BGE filed motions to dismiss on the grounds that the asserted patents are invalid. The district court has not yet ruled on the motions.

Should Causam prevail, we could be required to indemnify SMECO and BGE for damages if a license or other right to continue using our technology is not made available or we are unable to design around such patents, and required to pay ongoing royalties and comply with unfavorable terms if such a license is made available. The outcome of these legal claims cannot be predicted with certainty.

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

Tariff Matters

On April 20, 2026, the U.S. Customs and Border Protection began accepting refund requests through its Consolidated Administration and Processing of Entries portal, and we subsequently filed for $14.5 million in tariffs previously paid under the International Emergency Economic Powers Act, or IEEPA, related to our primary manufacturer. During the nine months ended September 30, 2026, we recorded substantially all of the $14.5 million as a reduction to cost of hardware and other revenue. After applying a management fee due to our primary manufacturer, we also provided or committed to providing refunds to our customers for a majority of the refund request amount, which we recorded as a reduction to hardware and other revenue.

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

During the three and nine months ended September 30, 2026, we repurchased 240,575 and 1,238,640 shares of our common stock under these programs for $13.5 million and $58.5 million, respectively, which includes applicable commissions and fees. During the three and nine months ended September 30, 2025, we repurchased 225,094 and 399,494 shares of our common stock under these programs for $12.2 million and $22.4 million, respectively, which includes applicable commissions and fees.

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025
Note 14. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$587	$642	$1,921	$1,742
General and administrative	2,903	2,721	9,035	8,167
Research and development	4,531	4,858	12,690	16,704
Total stock-based compensation expense	$8,021	$8,221	$23,646	$26,613

Note 15. Earnings Per Share

Basic and Diluted Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2026	2025	2026	2025
Net income	$34,296	$35,100	$81,886	$97,029
Net loss attributable to redeemable noncontrolling interests	140	238	379	811
Net income attributable to common stockholders - basic (A)	34,436	35,338	82,265	97,840
Add back total interest expense, net of tax, attributable to convertible senior notes	2,671	2,944	7,999	9,438
Net income attributable to common stockholders - diluted (B)	$37,107	$38,282	$90,264	$107,278
Denominator:
Weighted average common shares outstanding — basic (C)	49,213,438	49,896,117	49,379,098	49,788,187
Dilutive effect of convertible senior notes, stock options and restricted stock units	6,769,116	8,564,986	6,783,607	9,841,983
Weighted average common shares outstanding — diluted (D)	55,982,554	58,461,103	56,162,705	59,630,170
Net income attributable to common stockholders per share:
Basic (A/C)	$0.70	$0.71	$1.67	$1.97
Diluted (B/D)	$0.66	$0.65	$1.61	$1.80

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	681,693	684,352	775,101	682,485
Restricted stock units	—	121,502	—	121,502

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

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025
The following securities have been included in the calculation of diluted weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
2026 Notes	—	1,661,552	—	2,812,127
2029 Notes	5,728,550	5,728,550	5,728,550	5,728,550

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

Note 16. Significant Service Providers and Distributors

During the three and nine months ended September 30, 2026, our 10 largest revenue service provider partners or distributors accounted for 41% and 42% of our consolidated revenue, respectively, as compared to 45% and 46% for the same periods in the prior year. One of our service provider partners within the Alarm.com segment individually represented greater than 15% but not more than 20% of our revenue for each of the three and nine months ended September 30, 2026 and 2025.

No service provider partner represented more than 10% of accounts receivable as of September 30, 2026 and December 31, 2025.

Note 17. Income Taxes

For purposes of interim reporting, our annual effective income tax rate is estimated in accordance with ASC 740-270, "Interim Reporting." This rate is applied to income before income taxes, including loss / (income) from equity method investments, net of the entities expected to be benefited during the year. Discrete items that impact the tax provision are recorded in the period incurred.

For the three and nine months ended September 30, 2026, we recorded a provision for income taxes of $11.9 million and $25.5 million, respectively, resulting in an effective income tax rate of 25.5% and 23.9% for those periods. For the three and nine months ended September 30, 2025, we recorded a provision for income taxes of $15.2 million and $28.0 million, respectively, resulting in an effective income tax rate of 30.2% and 22.4% for those periods. For the three and nine months ended September 30, 2026, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes, a shortfall from employee stock-based compensation and other nondeductible expenses, partially offset by the impact of 2026 research and development tax credits claimed and the foreign derived deduction eligible income deduction. For the three months ended September 30, 2025, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes, a reduced foreign derived intangible income deduction and other nondeductible expenses, partially offset by the impact of 2025 research and development tax credits claimed. For the nine months ended September 30, 2025, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes and other nondeductible expenses, partially offset by the impact of 2025 research and development tax credits claimed and a favorable true-up adjustment of our 2024 income tax provision estimate associated with research and development tax credits.

We recognize a valuation allowance if, based on the weight of available evidence, both positive and negative, it is more likely than not that some portion, or all, of net deferred tax assets will not be realized. Our valuation allowance for state research and development tax credit carryforwards, net deferred tax assets of our EBS subsidiary, state net operating losses and an unrealized U.S. federal capital loss was $6.0 million and $5.6 million as of September 30, 2026 and December 31, 2025, respectively.

We apply guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more likely than not to be realized upon settlement. We recorded a net increase to the unrecognized tax benefits liability of $1.0 million primarily due to a liability for research and development tax credits claimed during the nine months ended September 30, 2026. We recorded a net increase to the unrecognized tax benefits liability of $0.7 million primarily due to a liability for research and development tax credits claimed during the nine months ended September 30, 2025.

Our condensed consolidated balance sheets included an accrual for total interest expense related to unrecognized tax benefits and penalties of $1.6 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025

Our tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable.

As of September 30, 2026, we did not have material undistributed foreign earnings. We have not historically recorded a deferred tax liability on the undistributed earnings from our foreign subsidiaries, as such earnings are considered to be indefinitely reinvested. During the three months ended September 30, 2025, we changed this assertion with respect to a portion of the 2024 and 2025 current earnings of our Canadian business to begin providing deferred taxes on such earnings, the tax impact of which was not material.

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

Our Alarm.com segment represents our cloud-based platform and licenses and services on our non-hosted software platform for intelligently connected properties and related solutions that contributed 88% of our revenue, net of intersegment eliminations, for the three and nine months ended September 30, 2026, as compared to 90% and 91% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. Inter-segment revenue includes sales of hardware between our segments.

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025
Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels. The reportable segment operational data is presented in the tables below (in thousands):

	Three Months Ended September 30, 2026
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$161,440	$29,723	$—	$—	$191,163
Hardware and other revenue	85,629	3,521	(694)	(181)	88,275
Total revenue	247,069	33,244	(694)	(181)	279,438
Cost of SaaS and license revenue	18,636	10,802	107	(107)	29,438
Cost of hardware and other revenue	61,371	2,757	(720)	(184)	63,224
Total cost of revenue	80,007	13,559	(613)	(291)	92,662
Selling and marketing expense	25,450	7,936	—	—	33,386
General and administrative expense	31,145	251	—	—	31,396
Research and development expense	58,489	11,237	—	—	69,726
Amortization and depreciation expense	6,710	1,705	—	—	8,415
Total operating expenses	121,794	21,129	—	—	142,923
Operating income / (loss)	$45,268	$(1,444)	$(81)	$110	$43,853

Reconciliation of operating income to income before income taxes
Operating income					$43,853
Interest expense					(3,548)
Interest income					4,878
Other income / (expense), net					1,521
Income before income taxes					$46,704

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025

	Three Months Ended September 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$153,289	$22,083	$—	$—	$175,372
Hardware and other revenue	78,298	3,771	(810)	(231)	81,028
Total revenue	231,587	25,854	(810)	(231)	256,400
Cost of SaaS and license revenue	17,715	6,518	90	(90)	24,233
Cost of hardware and other revenue	61,002	3,489	(870)	(292)	63,329
Total cost of revenue	78,717	10,007	(780)	(382)	87,562
Selling and marketing expense	23,266	6,232	—	—	29,498
General and administrative expense	26,438	1,451	—	—	27,889
Research and development expense	59,347	7,290	—	—	66,637
Amortization and depreciation expense	7,367	426	—	—	7,793
Total operating expenses	116,418	15,399	—	—	131,817
Operating income / (loss)	$36,452	$448	$(30)	$151	$37,021

Reconciliation of operating income to income before income taxes
Operating income					$37,021
Interest expense					(4,326)
Interest income					11,274
Other income / (expense), net					3,538
Income before income taxes					$47,507

	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
Total assets as of September 30, 2026	$1,747,337	$194,812	$(236,989)	$(17)	$1,705,143
Total assets as of December 31, 2025	2,181,210	190,095	(234,681)	(33)	2,136,591

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025

	Nine Months Ended September 30, 2026
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$478,613	$82,852	$—	$—	$561,465
Hardware and other revenue	249,967	14,528	(2,671)	(924)	260,900
Total revenue	728,580	97,380	(2,671)	(924)	822,365
Cost of SaaS and license revenue	55,077	32,173	302	(302)	87,250
Cost of hardware and other revenue	182,975	12,321	(2,752)	(968)	191,576
Total cost of revenue	238,052	44,494	(2,450)	(1,270)	278,826
Selling and marketing expense	76,991	23,808	—	—	100,799
General and administrative expense	89,759	5,737	—	—	95,496
Research and development expense	180,026	32,767	—	—	212,793
Amortization and depreciation expense	21,394	5,077	—	—	26,471
Total operating expenses	368,170	67,389	—	—	435,559
Operating income / (loss)	$122,358	$(14,503)	$(221)	$346	$107,980

Reconciliation of operating income to income before income taxes
Operating income					$107,980
Interest expense					(10,763)
Interest income					14,300
Other income / (expense), net					(4,724)
Income before income taxes					$106,793

ALARM.COM HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2026 and 2025

	Nine Months Ended September 30, 2025
	Alarm.com	Other	Intersegment Alarm.com	Intersegment Other	Total
SaaS and license revenue	$451,934	$57,231	$—	$—	$509,165
Hardware and other revenue	235,222	8,301	(2,147)	(1,011)	240,365
Total revenue	687,156	65,532	(2,147)	(1,011)	749,530
Cost of SaaS and license revenue	51,987	17,467	261	(261)	69,454
Cost of hardware and other revenue	179,372	7,671	(2,080)	(1,159)	183,804
Total cost of revenue	231,359	25,138	(1,819)	(1,420)	253,258
Selling and marketing expense	70,768	18,415	—	—	89,183
General and administrative expense	76,619	5,355	—	—	81,974
Research and development expense	181,288	22,786	—	—	204,074
Amortization and depreciation expense	21,334	1,017	—	—	22,351
Total operating expenses	350,009	47,573	—	—	397,582
Operating income / (loss)	$105,788	$(7,179)	$(328)	$409	$98,690

Reconciliation of operating income to income before income taxes
Operating income					$98,690
Interest expense					(12,961)
Interest income					35,453
Other income / (expense), net					703
Income before income taxes					$121,885

Cash additions to property and equipment for our segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Alarm.com	$5,545	$4,727	$10,913	$15,383
Other	18	27	409	38

We derived substantially all revenue from North America for the three and nine months ended September 30, 2026 and 2025. Substantially all of our long-lived assets were in North America as of September 30, 2026 and December 31, 2025.

Note 19. Subsequent Event

On October 30, 2026, Alarm.com Incorporated, one of our wholly owned subsidiaries, acquired 100% of the membership interests of Gouldin Technologies, LLC, or CellGate. CellGate provides cellular-powered gate access control and video intercom solutions for commercial, small business, multifamily, ranches and estate properties. The acquisition is expected to add a growing recurring revenue business with established distributor relationships, complementing our connected property offerings.

In consideration for the purchase of 100% of the membership interests of CellGate, we paid $61.7 million in cash on October 30, 2026, after deducting $6.0 million related to agreed holdback provisions that are expected to be paid by the first quarter of 2028. An earn-out up to an additional $4.3 million is payable if certain performance targets are met. We are currently evaluating the accounting treatment of this acquisition and are in the process of completing the preliminary purchase price allocation of the assets acquired and liabilities assumed.

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

Highlights of Third Quarter Results

We primarily generate SaaS and license revenue, our largest source of revenue, through our service provider partners, who resell our services and pay us monthly fees. Our service provider partners sell, install and support Alarm.com solutions that enable residential and commercial property owners to intelligently secure, connect, control and automate their properties. Our subscribers consist of all of the properties maintained by those residential and commercial property owners to which we are delivering at least one of our solutions. We derive a portion of our revenue from licensing our intellectual property to third parties on a per customer basis. SaaS and license revenue represented 68% of our revenue during the three and nine months ended September 30, 2026, as compared to 68% in the same periods in the prior year.

We also generate revenue from the sale of many types of hardware, including video cameras, video recorders, cellular radio modules, smart thermostats, image sensors, gunshot detection sensors and other peripherals, that enable our solutions. Our hardware and other revenue also includes our revenue from the sale of perpetual licenses that provide our customers in the commercial market the right to use our video surveillance software for an indefinite period of time in exchange for a one-time license fee. Additionally, our hardware and other revenue includes our revenue from the sale of licenses that provide our customers the right to use our gunshot detection solution in exchange for license fees. Hardware and other revenue represented 32% of our revenue during the three and nine months ended September 30, 2026, as compared to 32% in the same periods in the prior year. We typically expect hardware and other revenue to fluctuate as a percentage of total revenue.

Highlights of our financial performance for the periods covered in this Quarterly Report include (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
SaaS and license revenue	$191,163	$175,372	9%	$561,465	$509,165	10%
Total revenue	279,438	256,400	9%	822,365	749,530	10%

Net income	34,296	35,100	(2)%	81,886	97,029	(16)%
Net income attributable to common stockholders	34,436	35,338	(3)%	82,265	97,840	(16)%

Non-GAAP adjusted EBITDA	66,249	55,522	19%	173,526	151,244	15%

Please see the Other Business Metrics  — Non-GAAP Adjusted EBITDA section below in this Quarterly Report for a discussion of the limitations of non-GAAP adjusted EBITDA (a non-GAAP measure) and Non-GAAP Measures below in this Quarterly Report for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable measurement in accordance with accounting principles generally accepted in the United States, or GAAP, for the three and nine months ended September 30, 2026 and 2025.

Recent Developments

On October 30, 2026, Alarm.com Incorporated, one of our wholly owned subsidiaries, acquired 100% of the membership interests of Gouldin Technologies, LLC, or CellGate. CellGate provides cellular-powered gate access control and video intercom solutions for commercial, small business, multifamily, ranches and estate properties. The acquisition is expected to add a growing recurring revenue business with established distributor relationships, complementing our connected property offerings. In consideration for the purchase of 100% of the membership interests of CellGate, we paid $61.7 million in cash on October 30, 2026, after deducting $6.0 million related to agreed holdback provisions. An earn-out up to an additional $4.3 million is payable if certain performance targets are met. We are currently evaluating the accounting treatment of this acquisition and are in the process of completing the preliminary purchase price allocation of the assets acquired and liabilities assumed.

The global economy, credit markets and financial markets have and may continue to experience significant volatility as a result of the Macroeconomic Conditions. These Macroeconomic Conditions have and may continue to create supply chain disruptions, inventory disruptions, and fluctuations in economic growth, including fluctuations in employment rates, inflation, tariffs, energy prices and consumer sentiment. It remains difficult to assess or predict the ultimate duration and economic impact of the Macroeconomic Conditions. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that can be expected for our entire fiscal year ending December 31, 2026, which is increasingly true in periods of uncertainty, such as the uncertainty caused by the Macroeconomic Conditions. Prolonged uncertainty with respect to the Macroeconomic Conditions could cause further economic slowdown or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

Other Business Metrics

We regularly monitor a number of financial and operating metrics, including SaaS and license revenue, non-GAAP adjusted EBITDA and SaaS and license revenue renewal rate, in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different from the way similar business metrics used by other companies are calculated.

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

Non-GAAP Adjusted EBITDA

Non-GAAP adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, interest income, certain activity within other income / (expense), net, provision for income taxes, loss / (income) from equity method investments, net, amortization and depreciation expense, stock-based compensation expense, acquisition-related expense, legal costs and settlement fees incurred and received in connection with non-ordinary course litigation and other disputes, particularly costs involved in ongoing intellectual property litigation. We do not consider these items to be indicative of our core operating performance. The non-cash items include amortization and depreciation expense; loss / (income) from equity method investments, net; amortization of debt issuance costs for the $500.0 million aggregate principal amount of 0% convertible senior notes due January 15, 2026, or the 2026 Notes, included in interest expense; amortization of debt issuance costs for the May 31, 2024 issuance of $500.0 million aggregate principal amount of 2.25% convertible senior notes due June 1, 2029, or the 2029 Notes, included in interest expense; and stock-based compensation expense related to restricted stock units and other forms of equity compensation, including, but not limited to, the sale of common stock. We do not adjust for ordinary course legal expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.

We record interest expense primarily related to our 2026 Notes and 2029 Notes. We exclude interest expense in calculating non-GAAP adjusted EBITDA because we believe the exclusion of interest expense will provide for more meaningful information about our financial performance. We exclude interest income and certain activity within other income / (expense), net including gains, losses or impairments on investments with readily determinable fair values and without readily determinable fair values and on other assets, gains on settlement fees and losses on the early extinguishment of debt, when applicable, from non-GAAP adjusted EBITDA because we do not consider it part of our ongoing results of operations. We exclude the impact related to our provision for income taxes and loss / (income) from equity method investments, net from non-GAAP adjusted EBITDA because we do not consider these adjustments to be part of our ongoing results of operations.

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

Non-GAAP adjusted EBITDA is a key measure our management uses to understand and evaluate our core operating performance and trends to generate future operating plans, to make strategic decisions regarding the allocation of capital, and to make investments in initiatives that are focused on cultivating new markets for our solutions. We also use non-GAAP adjusted EBITDA as a performance measure under our executive bonus plan. In particular, the exclusion of certain expenses in calculating non-GAAP adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis and, in the case of exclusion of acquisition-related adjustments and certain historical legal expenses, excludes items that we do not consider to be indicative of our core operating performance. Accordingly, we believe non-GAAP adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these and other limitations, you should consider non-GAAP adjusted EBITDA alongside our other GAAP-based financial performance measures, net income and our other GAAP financial results. Please see the Non-GAAP Measures section in this Quarterly Report for a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and nine months ended September 30, 2026 and 2025.

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

	Twelve Months Ended September 30,
	2026	2025
SaaS and license revenue renewal rate	95%	94%

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

Cost of Revenue

Our cost of SaaS and license revenue primarily includes the amounts paid to wireless network providers and, to a lesser extent, the costs of running our network operations centers which are expensed as incurred, as well as patent and royalty costs in connection with technology licensed from third-party providers and amounts paid to distributed energy resource providers. As of September 30, 2026 and 2025, we had 65 and 76 employees who manufacture hardware for our suite of IoT solutions, respectively. Our cost of hardware and other revenue primarily includes cost of raw materials, tooling, freight shipments and amounts paid to our third-party manufacturer for production and fulfillment of our cellular radio modules and image sensors, and procurement costs for our video cameras, video recorders, smart thermostats and gunshot detection sensors, which we purchase from an original equipment manufacturer, and other devices. Cost of hardware and other revenue also includes material costs and labor cost related to our employees who manufacture hardware for our suite of IoT solutions. Additionally, our cost of hardware and other revenue includes royalty costs in connection with technology licensed from third-party providers.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on all products imported into the United States (with certain limited exceptions) and additional individualized tariffs based on country of origin at different rates per country. While the U.S. Supreme Court invalidated these tariffs in February 2026, the U.S. government may continue to impose tariffs under alternative statutory authorities, and the situation remains fluid. On April 20, 2026, the U.S. Customs and Border Protection began accepting refund requests through its Consolidated Administration and Processing of Entries portal, and we subsequently filed for $14.5 million in tariffs previously paid under the International Emergency Economic Powers Act, or IEEPA, related to our primary manufacturer. During the nine months ended September 30, 2026, we recorded substantially all of the $14.5 million as a reduction to cost of hardware and other revenue. After applying a management fee due to our primary manufacturer, we also provided or committed to providing refunds to our customers for a majority of the refund request amount, which we recorded as a reduction to hardware and other revenue. The United States and/or countries into which we import products have adjusted and/or imposed and may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. A significant portion of our hardware is produced outside the United States, including in Vietnam, Thailand and Taiwan. The U.S. government has since announced several tariff framework agreements, including with countries where a significant portion of our hardware is produced, which have impacted our hardware revenue margins. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs, the outcome of any new legal challenges to their validity, the process and timing for obtaining any refunds for previously paid tariffs, how other countries respond to the U.S. tariffs, and the specific timing of when we implement any additional pass-through costs.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative, research and development and amortization and depreciation expenses. Salaries, bonuses, stock-based compensation, benefits and other personnel related costs are the most significant components of these expense categories, excluding amortization and depreciation. We include stock-based compensation expense in connection with the grant of restricted stock units and other forms of equity compensation, including equity compensation with performance conditions, in the applicable operating expense category based on the respective equity award recipient’s function (sales and marketing, general and administrative or research and development). We decreased from 2,075 employees as of September 30, 2025 to 2,055 employees as of September 30, 2026, and grew from 2,051 employees as of June 30, 2026. We may continue to hire new employees to support the projected future growth of our business.

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

The number of employees in sales and marketing functions increased from 614 as of September 30, 2025 to 615 as of September 30, 2026 and increased from 612 as of June 30, 2026. We expect to continue to invest in our sales and marketing activities to expand our business both domestically and internationally. We may increase the size of our sales force and our service provider partner support team to provide additional support to our existing service provider partner base to drive their productivity in selling our solutions as well as to enroll new service provider partners in North America and in international markets.

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

The number of employees in general and administrative functions decreased from 231 as of September 30, 2025 to 222 as of September 30, 2026 and decreased from 225 as of June 30, 2026. Excluding intellectual property litigation and acquisition-related expense, we expect general and administrative costs to increase prospectively as our business grows. This includes cost increases related to human resources, accounting, finance, and legal personnel, additional external legal, audit fees and other expenses associated with regulations governing public companies. While somewhat unpredictable, we also expect to continue to incur costs related to litigation involving intellectual property. See the section of this Quarterly Report titled "Legal Proceedings" for additional information regarding litigation matters.

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

The number of employees in research and development functions decreased from 1,154 as of September 30, 2025 to 1,153 as of September 30, 2026 and increased from 1,148 as of June 30, 2026. Our research and development efforts are focused on innovating new features and enhancing the functionality of our platforms and the solutions we offer to our service provider partners and subscribers. We will also continue to invest in efforts to extend our platforms to adjacent markets and internationally to maintain our leadership position in the development of intelligently connected property technology, and continued enhancement of our Partner Services Platform, a comprehensive suite of enterprise-grade business management solutions for our service provider partners.

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

Provision for Income Taxes

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due. For the three and nine months ended September 30, 2026, our effective tax rate was above the 21.0% statutory rate primarily due to the impact of state taxes, foreign withholding taxes, a shortfall from employee stock-based compensation and other nondeductible expenses, partially offset by the impact of 2026 research and development tax credits claimed and the foreign derived deduction eligible income deduction. We recognize stock-based compensation tax shortfalls and excess tax windfall benefits on a discrete basis during the quarter in which they occur, and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price as well as the vesting and exercises of various forms of equity compensation under our equity incentive plans each period, including restricted stock units and stock options.

Loss / (Income) from Equity Method Investments, Net

Loss / (income) from equity method investments, net primarily consists of our share of the net assets and net income / (losses) of our investees accounted for under the equity method, including the impacts of amortization expense related to basis differences.

Results of Operations

The following table sets forth our unaudited selected condensed consolidated statements of operations (in thousands) and data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenue:
SaaS and license revenue	$191,163	68%	$175,372	68%	$561,465	68%	$509,165	68%
Hardware and other revenue	88,275	32	81,028	32	260,900	32	240,365	32
Total revenue	279,438	100	256,400	100	822,365	100	749,530	100
Cost of revenue(1):
Cost of SaaS and license revenue	29,438	11	24,233	9	87,250	11	69,454	9
Cost of hardware and other revenue	63,224	22	63,329	25	191,576	23	183,804	25
Total cost of revenue	92,662	33	87,562	34	278,826	34	253,258	34
Operating expenses:
Sales and marketing(2)	33,386	12	29,498	12	100,799	12	89,183	12
General and administrative(2)	31,396	11	27,889	11	95,496	12	81,974	11
Research and development(2)	69,726	25	66,637	26	212,793	26	204,074	27
Amortization and depreciation	8,415	3	7,793	3	26,471	3	22,351	3
Total operating expenses	142,923	51	131,817	52	435,559	53	397,582	53
Operating income	43,853	16	37,021	14	107,980	13	98,690	13
Interest expense	(3,548)	(1)	(4,326)	(2)	(10,763)	(1)	(12,961)	(2)
Interest income	4,878	1	11,274	5	14,300	2	35,453	5
Other income / (expense), net	1,521	1	3,538	2	(4,724)	(1)	703	—
Income before income taxes	46,704	17	47,507	19	106,793	13	121,885	16
Provision for income taxes	11,912	5	15,200	6	25,505	3	27,965	3
Loss / (income) from equity method investments, net	496	—	(2,793)	(1)	(598)	—	(3,109)	—
Net income	$34,296	12%	$35,100	14%	$81,886	10%	$97,029	13%
_______________
(1)Excludes amortization and depreciation shown in operating expenses below.
(2)Expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation expense data:	2026	2025	2026	2025
Sales and marketing	$587	$642	$1,921	$1,742
General and administrative	2,903	2,721	9,035	8,167
Research and development	4,531	4,858	12,690	16,704
Total stock-based compensation expense	$8,021	$8,221	$23,646	$26,613

The following table sets forth the components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of cost of revenue as a percentage of revenue:
Cost of SaaS and license revenue as a percentage of SaaS and license revenue	15%	14%	16%	14%
Cost of hardware and other revenue as a percentage of hardware and other revenue	72	78	73	76
Total cost of revenue as a percentage of total revenue	33%	34%	34%	34%

Comparison of the Three and Nine Months Ended September 30, 2026 to September 30, 2025

The following tables in this section set forth our selected condensed consolidated statements of operations (in thousands), data for the percentage change and data as a percentage of revenue for the three and nine months ended September 30, 2026 and September 30, 2025.

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Revenue
SaaS and license revenue	$191,163	$175,372	9%	$561,465	$509,165	10%
Hardware and other revenue	88,275	81,028	9	260,900	240,365	9
Total revenue	$279,438	$256,400	9%	$822,365	$749,530	10%

The $23.0 million increase in total revenue for the three months ended September 30, 2026 as compared to the same period in the prior year was primarily the result of a $15.8 million, or 9%, increase in our SaaS and license revenue, and a $7.2 million, or 9%, increase in our hardware and other revenue. The SaaS and license revenue for the Alarm.com segment increased $8.2 million primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2025. The SaaS and license revenue for our Other segment increased $7.6 million primarily due to an increase in sales of our energy management and demand response solutions, including revenue from the purchase of RGS on November 21, 2025. The increase in hardware and other revenue was primarily from the $7.4 million increase in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment due to an increase in the volume of video cameras sold as well as price increases we have implemented on certain products to cover a portion of our increases in costs. These increases in hardware and other revenue were partially offset by a decrease in hardware and other revenue related to IEEPA tariff refunds we provided or committed to providing to our customers. Hardware and other revenue, net of intersegment eliminations, in our Other segment decreased $0.2 million primarily due to decreased sales related to our property management solution.

The $72.8 million increase in total revenue for the nine months ended September 30, 2026 as compared to the same period in the prior year was primarily the result of a $52.3 million, or 10%, increase in our SaaS and license revenue and a $20.5 million, or 9%, increase in our hardware and other revenue. The SaaS and license revenue for the Alarm.com segment increased $26.7 million for the nine months ended September 30, 2026 as compared to the same period in the prior year primarily due to growth in our subscriber base, including the revenue impact from subscribers we added in 2025. The SaaS and license revenue for our Other segment increased $25.6 million for the nine months ended September 30, 2026 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions including revenue from the purchase of RGS on November 21, 2025. The increase in hardware and other revenue for the nine months ended September 30, 2026 as compared to the same period in the prior year was primarily from the $14.2 million increase in hardware and other revenue, net of intersegment eliminations, in the Alarm.com segment arising from an increase in hardware sold related to our video surveillance software as well as price increases we have implemented on certain products to cover a portion of our increases in costs. These increases in hardware and other revenue were partially offset by a decrease in hardware and other revenue related to IEEPA tariff refunds we provided to our customers. Hardware and other revenue, net of intersegment eliminations, in our Other segment increased $6.3 million for the nine months ended September 30, 2026 as compared to the same period in the prior year, primarily due to sales of energy credits related to the acquisition of BTR on August 15, 2025, as well as increased sales related to our property management and Heating, Ventilation and Air Conditioning solutions.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Cost of revenue(1)
Cost of SaaS and license revenue	$29,438	$24,233	21%	$87,250	$69,454	26%
Cost of hardware and other revenue	63,224	63,329	—	191,576	183,804	4
Total cost of revenue	$92,662	$87,562	6%	$278,826	$253,258	10%
% of total revenue	33%	34%		34%	34%
_____________
(1)Excludes amortization and depreciation shown in operating expenses.

The $5.1 million increase in cost of revenue for the three months ended September 30, 2026 as compared to the same period in the prior year was the result of a $5.2 million, or 21%, increase in cost of SaaS and license revenue, and a $0.1 million decrease in cost of hardware and other revenue. The cost of SaaS and license revenue for the Other segment increased $4.3 million primarily due to an increase in sales of our energy management and demand response solutions, including from our acquisition of RGS on November 21, 2025, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $0.9 million primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of hardware and other revenue for the Other segment decreased $0.6 million primarily due to costs associated with sales of energy credits related to the acquisition of BTR on August 15, 2025. The cost of hardware and other revenue for the Alarm.com segment increased $0.5 million primarily due to higher volume of hardware sold as well as a change in the mix of product sales to more hardware with higher costs related to tariffs and supplier price increases, partially offset by the IEEPA tariff refunds from our primary manufacturer recorded during the three months ended September 30, 2026.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 72% and 78% for the three months ended September 30, 2026 and 2025, respectively. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 15% and 14% for the three months ended September 30, 2026 and 2025, respectively.

The $25.6 million increase in cost of revenue for the nine months ended September 30, 2026 as compared to the same period in the prior year was the result of a $17.8 million, or 26%, increase in cost of SaaS and license revenue and a $7.8 million, or 4%, increase in cost of hardware and other revenue. The cost of SaaS and license revenue for the Other segment increased $14.7 million during the nine months ended September 30, 2026 as compared to the same period in the prior year primarily due to an increase in sales of our energy management and demand response solutions, including from our acquisition of RGS on November 21, 2025, which drove a corresponding increase in amounts paid to distributed energy resource providers. The cost of SaaS and license revenue for the Alarm.com segment increased $3.1 million during the nine months ended September 30, 2026 as compared to the same period in the prior year primarily due to the growth in our subscriber base, which drove a corresponding increase in amounts paid to wireless network providers. The cost of hardware and other revenue for the Other segment increased $4.8 million primarily due to costs associated with sales of energy credits related to the acquisition of BTR on August 15, 2025. The cost of hardware and other revenue for the Alarm.com segment increased $2.9 million during the nine months ended September 30, 2026 as compared to the same period in the prior year primarily due to a change in the mix of product sales to more hardware with higher costs related to tariffs and supplier price increases, partially offset by the IEEPA tariff refunds from our primary manufacturer recorded during the nine months ended September 30, 2026.

Cost of hardware and other revenue as a percentage of hardware and other revenue was 73% for the nine months ended September 30, 2026 and 76% for the same period in the prior year. Cost of SaaS and license revenue as a percentage of SaaS and license revenue was 16% for the nine months ended September 30, 2026 and 14% for the same period in the prior year.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Sales and marketing	$33,386	$29,498	13%	$100,799	$89,183	13%
% of total revenue	12%	12%		12%	12%

The $3.9 million increase in sales and marketing expense for the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily due to a $1.6 million increase in personnel and related costs for our Other segment, attributable in part to increases in the headcount for our sales team. Personnel and related costs includes salary, benefits, stock-based compensation and travel expenses. Sales and marketing expense for our Alarm.com segment increased primarily due to a $1.4 million increase in marketing costs, including conference costs, and a $0.8 million increase in personnel and related costs.

The $11.6 million increase in sales and marketing expense for the nine months ended September 30, 2026, as compared to the same period in the prior year, was primarily due to a $4.8 million increase in personnel and related costs for our Other segment, attributable in part to increases in the headcount for our sales team. Sales and marketing expense from our Alarm.com segment increased primarily due to a $3.2 million increase in personnel and related costs and a $2.7 million increase in marketing costs, including conference costs. The number of employees in sales and marketing functions increased from 614 as of September 30, 2025 to 615 as of September 30, 2026.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
General and administrative	$31,396	$27,889	13%	$95,496	$81,974	16%
% of total revenue	11%	11%		12%	11%

The $3.5 million increase in general and administrative expense for the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily due to a $4.2 million increase in legal costs related to intellectual property legal matters and a $0.2 million increase in the provision for credit losses. General and administrative expenses from our Other segment decreased by $1.2 million primarily due to a decrease in the provision for credit losses.

The $13.5 million increase in general and administrative expense for the nine months ended September 30, 2026, as compared to the same period in the prior year, was primarily due to a $13.4 million increase in legal costs related to intellectual property legal matters and a $1.8 million increase in personnel and related costs for our Alarm.com segment. These increases within our Alarm.com segment were partially offset by a $1.4 million decrease in the provision for credit losses and a $0.6 million decrease in rent expense. General and administrative expenses from our Other segment increased by $0.4 million primarily due to an increase in the provision for credit losses. The number of employees in general and administrative functions decreased from 231 as of September 30, 2025 to 222 as of September 30, 2026.

Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Research and development	$69,726	$66,637	5%	$212,793	$204,074	4%
% of total revenue	25%	26%		26%	27%

The $3.1 million increase in research and development expense for the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily due to a $3.9 million increase in research and development expense for our Other segment, due to increases in personnel and related costs as well as expenses for external consultants, attributable in part to an increase in headcount of employees in research and development functions from the acquisition of RGS on November 21, 2025. Research and development expense from our Alarm.com segment decreased by $0.9 million primarily due to a decrease in personnel and related costs.

The $8.7 million increase in research and development expense for the nine months ended September 30, 2026, as compared to the same period in the prior year, was primarily due to a $10.0 million increase in research and development expense for our Other segment, due to increases in personnel and related costs as well as expenses for external consultants, attributable in part to an increase in headcount of employees in research and development functions from the acquisition of RGS on November 21, 2025. Research and development expense from our Alarm.com segment decreased by $1.3 million primarily due to decreases in personnel and related costs and expenses for external consultants. The overall number of employees in research and development functions decreased from 1,154 as of September 30, 2025 to 1,153 as of September 30, 2026.

Amortization and Depreciation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Amortization and depreciation	$8,415	$7,793	8%	$26,471	$22,351	18%
% of total revenue	3%	3%		3%	3%

Amortization and depreciation increased $0.6 million and $4.1 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to intangible assets that were acquired in connection with the acquisition of BTR on August 15, 2025, the acquisition of RGS on November 21, 2025, as well as changes in depreciation expense related to property and equipment.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Interest expense	$(3,548)	$(4,326)	(18)%	$(10,763)	$(12,961)	(17)%
% of total revenue	(1)%	(2)%		(1)%	(2)%

Interest expense decreased $0.8 million and $2.2 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to the maturity of the 2026 Notes on January 15, 2026.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Interest income	$4,878	$11,274	(57)%	$14,300	$35,453	(60)%
% of total revenue	1%	5%		2%	5%

Interest income decreased $6.4 million and $21.2 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to a decrease in interest income earned on cash and cash equivalents from lower amounts of cash and cash equivalents due to the $500.0 million paid in aggregate principal amount to holders of the 2026 Notes on January 14, 2026, and lower average interest rates.

Other Income / (Expense), Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Other income / (expense), net	$1,521	$3,538	(57)%	$(4,724)	$703	(772)%
% of total revenue	1%	2%		(1)%	—%

Other income / (expense), net decreased $2.0 million and $5.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to an increase in losses on equity securities and fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Provision for income taxes	$11,912	$15,200	(22)%	$25,505	$27,965	(9)%
% of total revenue	5%	6%		3%	3%

The provision for income taxes decreased by $3.3 million and $2.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. Our effective tax rate was 25.5% and 23.9% for the three and nine months ended September 30, 2026, respectively, as compared to 30.2% and 22.4% for the same periods in the prior year. The decrease in the provision for income taxes was primarily due to a decrease in income before income taxes during the three and nine months ended September 30, 2026 as compared to the same periods in the prior year.

Loss / (Income) from Equity Method Investments, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Loss / (income) from equity method investments, net	$496	$(2,793)	(118)%	$(598)	$(3,109)	(81)%
% of total revenue	—%	(1)%		—%	—%

Loss / (income) from equity method investments, net increased $3.3 million and $2.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. The change in the loss / (income) from equity method investments, net was due to the net decrease in our share of net income of our investees accounted for under the equity method.

Segment Information

We have two reportable segments: Alarm.com and Other. Our Alarm.com segment represents our cloud-based and Software platforms for intelligently connected properties and related solutions that contributed 88% of our revenue, net of intersegment eliminations, for the three and nine months ended September 30, 2026, as compared to 90% and 91% for the same periods in the prior year. Our Other segment is focused on researching, developing and offering residential and commercial automation solutions and energy management products and services in adjacent markets. The consolidated subsidiaries that make up our Other segment are in the investment stage and have incurred significant operating expenses relative to their revenue. Management evaluates the performance of its segments and allocates resources to them based on operating income / (loss) as compared to prior periods and current performance levels.

Our Alarm.com segment decreased from 1,810 employees as of September 30, 2025 to 1,741 employees as of September 30, 2026 and decreased from 1,749 employees as of June 30, 2026. Our Other segment increased from 265 employees as of September 30, 2025 to 314 employees as of September 30, 2026 and increased from 302 employees as of June 30, 2026. Inter-segment revenue includes sales of hardware between our segments.

See Note 18 of our condensed consolidated financial statements for additional segment information.

Critical Accounting Estimates

We believe the critical accounting estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report reflect our more significant estimates, assumptions and judgments that have the most significant impact on our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report.

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements for information related to recently issued accounting standards.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$534,743	$960,584
Accounts receivable, net	151,322	141,852
Working capital	687,324	609,371

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of September 30, 2026 are available for working capital purposes. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification and maturities of our investments to preserve capital, maintain liquidity and limit the amount of credit risk exposure. As of September 30, 2026, our cash and cash equivalents were primarily held in money market accounts.

Liquidity and Capital Resources

As of September 30, 2026, we had $534.7 million in cash and cash equivalents. We consider all highly liquid instruments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. We mitigate the risk of loss for our cash and cash equivalents by depositing funds with a number of reputable financial institutions and monitoring both the risk profiles and investment strategies of money market funds. To date, we have principally financed our operations through cash generated by operating activities and through private and public equity and debt financings. For further discussion on our debt arrangements, see Note 12 to our condensed consolidated financial statements.

We believe our existing cash and cash equivalents and our future cash flows from operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. As of September 30, 2026, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. Our 2026 Notes were paid in full on January 14, 2026.

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

Capital Expenditures

Over the final three months of fiscal year 2026, we expect our capital expenditure requirements to be between $1.0 million and $3.0 million, primarily related to the continued build out of our leased and owned office space, excluding any leasehold improvements related to tenant improvement allowances, as well as the purchases of computer software and equipment.

Dividends

We did not declare or pay dividends during the three and nine months ended September 30, 2026 or 2025. We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

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

During the three and nine months ended September 30, 2026, we repurchased 240,575 and 1,238,640 shares of our common stock under these programs for $13.5 million and $58.5 million, respectively, which includes applicable commissions and fees. During the three and nine months ended September 30, 2025, we repurchased 225,094 and 399,494 shares of our common stock under these programs for $12.2 million and $22.4 million, respectively, which includes applicable commissions and fees.

We are subject to a 1.0% excise tax on the value of net corporate stock repurchases under the Inflation Reduction Act of 2022. When applicable, the excise tax will be included as part of the cost basis of shares acquired and is presented within stockholders’ equity in the condensed consolidated balance sheets.

Historical Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities	$167,585	$117,401
Cash flows used in investing activities	(28,674)	(250,003)
Cash flows used in financing activities	(566,782)	(21,470)

Operating Activities

Cash flows from operating activities have typically been generated from our net income and by changes in our operating assets and liabilities, particularly from accounts receivable, accounts payable and inventory, adjusted for non-cash expense items such as amortization and depreciation, deferred income taxes and stock-based compensation.

For the nine months ended September 30, 2026, cash flows from operating activities were $167.6 million, compared to $117.4 million for the same period in the prior year. This $50.2 million increase in cash flows from operating activities was due to a $60.5 million increase in cash from operating assets and liabilities and a $4.8 million increase in non-cash and other reconciling items, partially offset by a $15.1 million decrease in net income.

The $60.5 million increase in cash from operating assets and liabilities was primarily due to a $49.5 million change in accounts receivable, accounts payable and other current liabilities primarily due to the timing of disbursements, including payments for taxes, and the collection of receipts, as well as a $6.6 million reduction to an income tax receivable, during the nine months ended September 30, 2026 as compared to the same period in the prior year. The $4.8 million increase in non-cash and other reconciling items was primarily due to a $7.3 million increase in distributions received from our equity method investees and a $6.2 million change in the fair value of investments in unconsolidated entities during the nine months ended September 30, 2026 as compared to the same period in the prior year. The increase in non-cash and other reconciling items was partially offset by a $6.0 million change in deferred income taxes. The increase in non-cash and other reconciling items was also partially offset by a $3.0 million decrease in stock-based compensation.

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

For the nine months ended September 30, 2026, cash flows used in investing activities were $28.7 million, compared to $250.0 million for the same period in the prior year. The $221.3 million decrease in cash flows used in investing activities was primarily due to the $158.6 million decrease in purchases of investments in unconsolidated entities during the nine months ended September 30, 2026 as compared to the same period in the prior year. Additionally, the decrease in cash flows used in investing activities was due to $23.6 million paid to purchase 81% of the issued and outstanding shares of capital stock of CHeKT on February 10, 2025 and $12.4 million paid to purchase all of the issued and outstanding shares of capital stock of BTR on August 15, 2025, as well as a decrease of $18.2 million in notes receivable issued during the nine months ended September 30, 2026 as compared to the same period in the prior year.

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

For the nine months ended September 30, 2026, cash flows used in financing activities were $566.8 million, compared to $21.5 million for the same period in the prior year. The $545.3 million increase in cash flows used in financing activities was primarily due to the $500.0 million payment of the 2026 Notes during the nine months ended September 30, 2026 that did not occur during the same period in the prior year as well as a $36.0 million increase in purchases of shares of our common stock during the nine months ended September 30, 2026 as compared to the same period in the prior year.

Non-GAAP Measures

For further information on Non-GAAP Adjusted EBITDA, refer to the Other Business Metrics  — Non-GAAP Adjusted EBITDA section above in this Quarterly Report. The following table presents a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measure, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-GAAP adjusted EBITDA:
Net income	$34,296	$35,100	$81,886	$97,029
Adjustments:
Interest expense, interest income and certain activity within other expense, net[1]	(3,169)	(10,686)	141	(22,460)
Provision for income taxes	11,912	15,200	25,505	27,965
Loss / (income) from equity method investments, net	496	(2,793)	(598)	(3,109)
Amortization and depreciation expense	8,415	7,793	26,471	22,351
Stock-based compensation expense	8,021	8,221	23,646	26,613
Acquisition-related expense	—	898	92	958
Litigation expense	6,278	1,789	16,383	1,897
Total adjustments	31,953	20,422	91,640	54,215
Non-GAAP adjusted EBITDA	$66,249	$55,522	$173,526	$151,244
_____________
(1)During the three months ended March 31, 2026, we revised the definition of non-GAAP adjusted EBITDA to exclude gains and losses on investments with readily determinable fair value, in addition to gains and losses on investments without readily determinable fair value, which we have historically excluded. We believe this change provides a consistent and useful view of our core operating performance, as such gains and losses are not reflective of our underlying business operations, are driven by market price fluctuations that are outside of our control and can vary significantly from period to period in ways that may obscure trends in operating results. For comparability and to conform the prior period to the current presentation, we have revised non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2025. As a result, we adjusted for gains and losses on investments with readily determinable fair value of a gain of $3.6 million and a loss of $0.1 million during the three and nine months ended September 30, 2025, respectively, within “Interest expense, interest income and certain activity within other expense, net.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of inflation and foreign exchange rates.

The uncertainty that exists with respect to the economic impact of the Macroeconomic Conditions continues to create significant volatility in the financial markets subsequent to the quarter ended September 30, 2026.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Quarterly Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in non-GAAP adjusted EBITDA or results of one quarter as indicative of our future performance. See the "Non-GAAP Measures" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the limitations of non-GAAP adjusted EBITDA and a reconciliation of non-GAAP adjusted EBITDA from net income, the most directly comparable GAAP measurement, for the three and nine months ended September 30, 2026 and 2025.

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

We have experienced significant growth and also have substantially expanded our operations in a short period of time. Our revenue increased from $842.6 million in 2022 to $1.0112 billion in 2025 and increased from $749.5 million for the nine months ended September 30, 2025 to $822.4 million for the nine months ended September 30, 2026. We do not expect to achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain expected revenue growth in both absolute dollars and as a percentage of prior period revenue, our financial results could suffer and our stock price could decline.

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

Our hardware products depend on the availability and quality of components that we procure from third-party suppliers, some of which are supplied by single or limited source suppliers. Reliance on suppliers generally involves several risks, including volatile pricing, the possibility of defective parts, and loss of a supplier due to their ability to effectively manage their own supply chain, ability to obtain a contract on commercially reasonable terms, bankruptcy, or other events, which can adversely affect the reliability and reputation of our platforms and solutions and our profitability. In addition, from time to time we provide advance payments or loans to our vendors to, for example, secure procurement of long lead time parts or to provide bridge financing to ensure continuity of operations. We are also dependent on industry supply conditions and subject to supply chain risks, including unpredictable availability of components and reduced control over delivery schedules and significant increases in component costs, which can also adversely affect the reliability and reputation of our platforms and solutions and our profitability. These supply chain risks would be heightened in the event health precautions such as travel restrictions and shelter-in-place orders are implemented. In addition, limitations on factory capacity, including labor shortages, and delays in shipping times due to the Macroeconomic Conditions have in the past and may in the future adversely affect production of and the timing of delivery of components. While the general global shortage of semiconductors used in our video, cellular communicator, and other products has eased, manufacturers are increasingly shifting production capacity toward high-performance semiconductors required for AI applications. This shift limits the manufacturing capacity available for the components we utilize, creating significant risks regarding the availability and pricing of components essential to our products, including, for example, semiconductor memory such as DRAM and NAND. These supply constraints significantly increased lead times for obtaining such components and have resulted, and may continue to result, in increased component costs. Such constraints may lead to delays in our production, and we may be unable to fulfill orders for our hardware products on a timely basis or at all. Even if we are able to procure components from alternative sources, we have experienced, and expect to continue to experience, higher costs for certain components procured from alternative sources. We are working with our suppliers to secure components and materials to account for the continued longer lead times and limited availability, but we cannot assure you our efforts will be successful or that demand for our hardware products will continue at the same level. In addition, global transportation disruptions have led to slower shipping times generally, while fluctuations in passenger air travel have also led to reduced capacity and increased costs for air freight shipments, which may continue to adversely affect the timing and cost of delivery of components, materials and products. Any of these disruptions to our inventory and supply chain could have a material adverse effect on our business, financial condition, cash flows and results of operations. We have several large hardware suppliers from which we procure hardware on a purchase order basis, including three key suppliers that supplied products and components of our inventory which collectively represented 43% of our hardware revenue for the nine months ended September 30, 2026 (24%, 11% and 8% of hardware revenue, respectively). The failure of any of these key suppliers or their subcomponent suppliers to deliver product on time or at the contracted price would materially and adversely affect our business, financial condition, cash flows and results of operations. In addition, we rely on third-party technology providers for certain critical functions, such as processing and storing video. If our suppliers or technology providers are unable to continue to provide agreed upon supply or services, we could experience interruptions in delivery of our platforms and solutions to our service provider partners, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays, loss of sales and/or less profitable sales, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We believe part of our growth will continue to be driven by acquisitions of other companies or their technologies, assets and businesses. For example, on October 30, 2026, we acquired 100% of the membership interests of Gouldin Technologies, LLC, or CellGate; on November 21, 2025, EnergyHub, Inc., or EnergyHub, acquired 100% of the issued and outstanding shares of capital stock of Zona NewCo, LLC, which acquired substantially all of the assets and liabilities of Resideo Grid Services, or RGS, from Resideo Technologies, Inc.; on August 15, 2025, EnergyHub acquired all of the issued and outstanding shares of capital stock of BTR; on February 10, 2025, we acquired 81% of the issued and outstanding shares of capital stock of CHeKT; on November 22, 2024, we acquired certain assets of Kapacity.io; on April 21, 2023, we acquired certain assets of Vintra; on January 18, 2023, we acquired 100% of the issued and outstanding shares of capital stock of EBS; on September 23, 2022, we acquired 85% of the issued and outstanding shares of capital stock of Noonlight, Inc.; on October 21, 2019, we acquired 85% of the issued and outstanding shares of capital stock of PC Open Incorporated, doing business as OpenEye; and on December 14, 2020, we acquired Shooter Detection Systems, LLC. Additionally, on December 16, 2021, our EnergyHub subsidiary acquired certain assets of an unrelated third party. Substantially all of the acquired assets consisted of developed technology. These acquisitions and any other acquisitions we may complete in the future will give rise to certain risks, including:

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

As of September 30, 2026, we had $306.5 million of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the Macroeconomic Conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

We anticipate our efforts to operate and continue to expand our business internationally will entail additional costs and risks as we establish our international offerings and develop relationships with service provider partners to market, sell, install, and support our platforms, solutions and brand in other countries. Revenue in countries outside of North America accounted for 6% of our total revenue for the nine months ended September 30, 2026 and 2025. We have limited experience in selling our platforms and solutions in international markets outside of North America or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our consumer acquisition, service provider expansion or other goals. In some international markets, consumer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional model to provide our platforms and solutions to consumers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, current global instability could have many adverse consequences on our international expansion. These could include sovereign default, liquidity and capital pressures on financial institutions in other parts of the world including the eurozone, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

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

The following table contains information relating to the repurchases of our common stock made by us and the approximate dollar value of shares that may yet be purchased under our stock repurchase program during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 to July 31, 2026	—	$—	—	124,974,980
August 1 to August 31, 2026	90,140	56.93	90,140	119,843,029
September 1 to September 30, 2026	150,435	55.22	150,435	111,535,929
Total	240,575	$55.86	240,575

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5‑1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Alarm.com Holdings, Inc.

Date:	November 5, 2026	By:	/s/ Kevin Bradley
Kevin Bradley
Chief Financial Officer
(On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)